Form 10-Q
period 1993-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1994-02-10
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1993
                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 0-9624

                   International Thoroughbred Breeders, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                22-2332039
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                  P.O. Box 1232 Cherry Hill, New Jersey 08034
              (Address of principal executive offices) (Zip Code)

                                 (609) 488-3838
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]  No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


          Class                    Outstanding at January 28, 1994
Common Stock, $ 2.00 par value          9,551,216

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                   FORM 10-Q

                                QUARTERLY REPORT

                               TABLE OF CONTENTS

                                                                 PAGE
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements:

          Consolidated Balance Sheets
             as of December 31, 1993 and June 30, 1993  .. ..... 1-2

          Consolidated Statement of Shareholders' Equity for the Six Months ended December 31, 1993 . . . . 3

          Consolidated Statements of Operations
             for the Three Months and Six Months ended
             December 31, 1993 and December 31, 1992 .  . .  . . 4

          Consolidated Statements of Cash Flows
             for the Six Months ended
             December 31, 1993 and December 31, 1992 .  . .  . . 5

          Notes to Financial Statements  . .  . .  . .  . .  . . 6-9

          Review Report by Independent
             Certified Public Accountants. .  . .  . .  . .  . . 10-11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.  . . 12-16

PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of
             Security Holders  . .  . .  . .  . .  . ...... .. . 17

     Item 5. Other Information . .  . .  . .  . .  . .  . .  . . 17

     Item 6. Exhibits and Reports on Form 8-K . .  . .  . .  . . 17

SIGNATURES .  . . .  . .  . .  . .  . .  . .  . .  . .  . .  . . 17




    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS
    AS OF DECEMBER 31, 1993 AND JUNE 30, 1993

    ASSETS

                                                    December 31,
                                                        1993       June 30,
                                                    (UNAUDITED)      1993
    CURRENT ASSETS:
     Cash                                          $  4,961,318 $  5,009,733
     Short-Term Investments                           9,240,177   10,327,922
          TOTAL CASH AND CASH EQUIVALENTS            14,201,495   15,337,655

     Restricted Cash and Investments                    178,920    1,945,017
     Accounts Receivable - Net                        4,234,239      727,692
     Prepaid Expenses                                   379,993      590,381
     Accrued Interest Receivable                         38,658        4,171
     Other Current Assets                                 9,531       14,858
          TOTAL CURRENT ASSETS                       19,042,836   18,619,774

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK (4):
     Land and Buildings                              51,684,329   51,512,558
     Equipment                                        1,616,884    1,529,394
     Livestock                                          187,951    1,182,011
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK                          53,489,164   54,223,963
    LESS: Accumulated Depreciation                      539,142    1,174,590
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK  - NET                   52,950,022   53,049,373

    OTHER ASSETS:
     Deposits and Other Assets                          417,207      594,395
          TOTAL OTHER ASSETS                            417,207      594,395

    TOTAL ASSETS                                   $ 72,410,065 $ 72,263,542


    See Notes to Financial Statements.





    CONSOLIDATED BALANCE SHEETS
    AS OF DECEMBER 31, 1993 AND JUNE 30, 1993

    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      December 31,
                                                         1993       June 30,
                                                      (UNAUDITED)     1993
    CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses          $  2,303,556 $  4,455,994
     Notes Payable - Current Portion                      25,000       35,418
          TOTAL CURRENT LIABILITIES                    2,328,556    4,491,412

    DEFERRED INCOME                                      375,469      414,741

    LONG-TERM LIABILITIES                                 25,000       50,000

    COMMITMENTS AND CONTINGENCIES                              0            0

    SHAREHOLDERS' EQUITY:
     Series A (Convertible) Preferred Stock
     $100 Par Value, Authorized 500,000 Shares,
       Issued and Outstanding, 362,428
       and 441,664 Shares, Respectively (3)           36,242,775   44,166,375
     Common Stock $2.00 Par Value,
     Authorized 25,000,000 Shares,
       Issued and Outstanding, 9,551,195
       and 9,511,415 Shares, Respectively             19,102,389   19,022,830
     Capital in Excess of Par (June 30, 1993
     reflects quasi-reorganization)(4)                11,962,225    4,118,184
     Retained Earnings (subsequent to June 30,
     1993, date of quasi-reorganization, total
     deficit eliminated $102,729,936) (4)              2,373,651            0
          TOTAL SHAREHOLDERS' EQUITY                  69,681,040   67,307,389

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 72,410,065 $ 72,263,542

    See Notes to Financial Statements.




    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
             AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE SIX MONTHS ENDED DECEMBER 31, 1993
                (UNAUDITED)
                                           Common
                                         Number of
                                           Shares       Amount
    BALANCE - JUNE 30, 1993               9,511,415 $ 19,022,830

     Shares Issued for Fractional
       Exchanges With Respect to the
       One-for-twenty Reverse Stock
       Split effected on March 13, 1992         151          302
     Exchange of Preferred Stock
       for Common Stock (3)                  39,629       79,257
     Net Income for the Six Months
       Ended December 31, 1993              ---          ---
    BALANCE - DECEMBER 31, 1993           9,551,195 $ 19,102,389

                                         Preferred
                                         Number of
                                           Shares       Amount

    BALANCE - JUNE 30, 1993                 441,664 $ 44,166,375

     Shares Issued for Fractional
       Exchanges With Respect to the
       One-for-twenty Reverse Stock
       Split effected on March 13, 1992          21        2,100
     Exchange of Preferred Stock
       for Common Stock (3)                 (79,257)  (7,925,700)
     Net Income for the Six Months
       Ended December 31, 1993              ---          ---
    BALANCE - DECEMBER 31, 1993             362,428 $ 36,242,775

                                          Capital
                                         in Excess     Retained
                                           of Par      Earnings      Total

    BALANCE - JUNE 30, 1993            $  4,118,184 $          0 $ 67,307,389

     Shares Issued for Fractional
       Exchanges With Respect to the
       One-for-twenty Reverse Stock
       Split effected on March 13, 1992      (2,402)     ---          ---
     Exchange of Preferred Stock
       for Common Stock (3)               7,846,443      ---          ---
     Net Income for the Six Months
       Ended December 31, 1993              ---        2,373,651    2,373,651
    BALANCE - DECEMBER 31, 1993        $ 11,962,225 $  2,373,651 $ 69,681,040



    See Notes to Financial Statements.





    CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND SIX MONTHS ENDED
    DECEMBER 31, 1993 AND 1992
    (UNAUDITED)

                                         Three Months Ended
                                         December 31,
                                            1993        1992
    REVENUES:
     Revenue from Operations            $11,282,588 $ 9,438,277
     Investment Income Revenue              114,052   1,607,427
             TOTAL REVENUES              11,396,640  11,045,704

    EXPENSES:
     Cost of Revenues                     3,648,189   2,479,430
     Operating Expenses                   5,553,461   5,570,080
     Depreciation & Amortization (4)        132,017   1,503,897
     General & Administrative Expenses    1,345,690   1,312,466
     Interest Expense                             0     297,079
             TOTAL EXPENSES              10,679,357  11,162,952

     INCOME(LOSS) FROM OPERATIONS BEFORE
       TAXES AND NON-OPERATING INCOME       717,283    (117,248)

       NON-OPERATING INCOME (6)           1,125,000           0
     INCOME(LOSS) BEFORE TAXES            1,842,283    (117,248)
     LESS:Income Tax Expense (2)                  0           0
    NET INCOME(LOSS)                    $ 1,842,283 $  (117,248)

    NET INCOME(LOSS) PER SHARE (7)      $      0.19 $     (0.01)


                                         Six Months Ended
                                         December 31,
                                            1993        1992
    REVENUES:
     Revenue from Operations            $18,743,653 $16,213,729
     Investment Income Revenue              234,588   3,203,348
             TOTAL REVENUES              18,978,241  19,417,077

    EXPENSES:
     Cost of Revenues                     4,737,004   3,429,343
     Operating Expenses                  10,236,958  10,670,134
     Depreciation & Amortization (4)        272,925   2,762,358
     General & Administrative Expenses    2,482,703   2,555,418
     Interest Expense                             0     638,693
             TOTAL EXPENSES              17,729,590  20,055,946

     INCOME(LOSS) FROM OPERATIONS BEFORE
       TAXES AND NON-OPERATING INCOME     1,248,651    (638,869)

       NON-OPERATING INCOME (6)           1,125,000           0
     INCOME(LOSS) BEFORE TAXES            2,373,651    (638,869)
     LESS:Income Tax Expense (2)                  0           0
    NET INCOME(LOSS)                    $ 2,373,651 $  (638,869)

    NET INCOME(LOSS) PER SHARE (7)      $      0.25 $     (0.08)



     Results from operations are materially affected as a result of the quasi-reorganization effective June 30, 1993.

    See Notes to Financial Statements.


    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
    (UNAUDITED)
                                                       Six Months Ended
                                                       December 31,
                                                           1993         1992
    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers                  $ 17,864,222 $ 15,914,220
        Cash Paid to Suppliers and Employees           (19,191,756) (19,787,817)
        Interest Received                                  200,101      123,964
        Interest Paid                                            0     (638,693)
        Change in Restricted Cash & Investments          1,766,097    1,456,418
        NET CASH PROVIDED(USED) BY OPERATIONS              638,664   (2,931,908)

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                    391,612      170,808
        Proceeds from Sale of Equipment                     67,000       35,300
        Decrease in Mortgage Receivable                          0      264,042
        Interest Received on Investments                         0    3,072,019
        Capital Expenditures                              (375,206)    (142,341)
        Purchase of Investment                          (2,000,000)           0
        Decrease in Other Investment Activity              177,188        9,617

        NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES (1,739,406)   3,409,446

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of Common Stock                                     0    8,993,829
        Principal Payments on Long Term Notes              (35,418)  (3,037,502)

        NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES    (35,418)   5,956,327

    NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS (1,136,160)   6,433,865
              CASH AND CASH EQUIVALENTS AT
                 BEGINNING OF YEAR                      15,337,655    1,792,155

              CASH AND CASH EQUIVALENTS AT
                 END OF THE PERIOD                    $ 14,201,495 $  8,226,020




    See Notes to Financial Statements.


                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited
(1)  INTEREST EXPENSE

     All interest expense of the subsidiaries is considered expense of the parent company. The parent company is due interest on funds it has advanced to Garden State Park for the purchase, construction and equipping of the racetrack and funding its operations as needed. As of December 31, 1993, such advances totaled $131,723,919 to Garden State Park, in addition to initial capitalization of $86,130,000 provided by the net proceeds of the Company's preferred stock offering in July, 1983. The interest on these advances was computed at the prime lending rate of 6% during the periods. The resulting interest owed to the parent company for the three and six months ended December 31, 1993 by Garden State Park was $1,992,099 and $3,984,197, respectively.

(2)  INCOME TAX EXPENSE

     For the six months ended December 31, 1993, the Company incurred a tax loss of approximately $1,553,424. A difference of $3,927,075 to the Company's financial income of $2,373,651 is the result of permanent differences (primarily tax depreciation of $4,200,000) due to the quasi-reorganization. Therefore, the Company did not make a provision for income taxes for the period.

     When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from the quasi-reorganization, will be excluded from the results of operations and credited to paid in capital. (See Note 4).

     Effective July 1, 1993, the Company adopted FAS 109 Accounting for Income Taxes. The Company has a deferred tax asset of approximately $62,000,000 arising from a net operating loss carryforward of $155,000,000. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, this net operating loss carryforward is offset by an allowance of $62,000,000. The effect of adoption on current and prior financial statements is immaterial.

(3)  PREFERRED STOCK CONVERSION

       The conversion period for the company's Series A Convertible Preferred Stock concluded as of July 31, 1993.

(4)  QUASI-REORGANIZATION

     The Company adjusted its June 30, 1993 balance sheet to fair value and transferred the accumulated deficit of $102,729,936 to Capital in Excess of Par in accordance with quasi-reorganization accounting principles. The effect of the quasi-reorganization will be that current and future operations will reflect depreciation and amortization which is more consistent with current value. Current and future operating statements will not be comparable to those ending through June 30, 1993.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited

(5)  COMMITMENTS AND CONTINGENCIES

     On October 20, 1993, the United States District Court for the District of New Jersey signed an order granting preliminary approval to a proposed partial settlement of the consolidated class action pending since 1986 against the Company, its officers and directors and various other defendants alleging various violations of federal securities laws and other statutes. Although the Company believes this lawsuit is totally without merit, it has incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. Therefore, in order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed the proposed partial Settlement Agreement. The proposed partial settlement requires the Company to make a $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note. If effectuated, the settlement would dispose of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the Company against all parties in the litigation. As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections from certain Non-Settling Defendants or in the event of collection of any of the above described $150,000 contingency payment. The proposed Settlement Agreement is subject to final court approval and various other conditions and no assurances can be given that it will take effect.

     In the event the proposed Settlement Agreement does not take effect, the Company intends to continue to vigorously contest this lawsuit.

     As of September 27, 1993, the Company entered into development and management agreements with Gale and Wentworth, Inc., a real estate company of Florham Park, New Jersey, to develop an unused 56 acre portion of the property at the Garden State Park racetrack as a retail shopping center.

(6)  NON-OPERATING INCOME

     During the quarter ended December 31, 1993, the Company recognized a $1,125,000 gain on the sale of an investment as non-operating income.

(7)  NET INCOME (LOSS) PER SHARE

     Income/(Loss) per share for the three months and six months ended December 31, 1993 and 1992 is computed on the weighted average number of shares outstanding. Convertible Preferred Stock has not been included in the 1992 computation since their inclusion as a common stock equivalent would result in anti-dilution. The conversion period for the Series A Convertible Preferred Stock concluded as of July 31, 1993, therefore the Convertible Preferred Stock has not been included in the 1993 computation. The number of shares used in the computations were 9,539,796 and 9,509,396 for the three months ended December 31, 1993 and 1992, respectively and for the respective six month periods were 9,544,622 and 8,399,688.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited

(8)  OPINION OF MANAGEMENT

     In the opinion of management, these interim financial statements reflect all adjustments consisting only of normal recurring accruals which are necessary to present a fair statement of the results of operations for the interim periods presented. These statements should be read in conjunction with the Summary of Significant Accounting Policies and notes contained in the Company's Annual Report (Form 10-K) for the year ending June 30, 1993.

(9)  NEW AUTHORITATIVE PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Investments," and Financial Accounting Standards No. 109, "Accounting for Income Taxes." Companies are required to adopt the new methods of accounting within the next year. However, the adoption of the new statements is not expected to have a material impact on the Company's financial position or results of operations. The Company currently does not have postretirement benefits. The Financial Accounting Standards No. 107 and No. 109 were adopted on July 1, 1993.

(10) SUBSEQUENT EVENTS

     A settlement agreement containing certain contingencies has been reached on real estate tax appeals with the township of Cherry Hill for the racetrack property. If the settlement is effectuated, the original assessment of $88,203,100 will be reduced to $72,000,000 effective as of January 1, 1994. This new assessment would reduce the real estate taxes on the racetrack property by approximately $415,000 per year based upon current tax rates.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992






     An independent accountant has reviewed the financial information herein in accordance with standards established by the American Institute of Certified Public Accountants. All adjustments and additional disclosures proposed by said independent accountants have been reflected in the data presented.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders

International Thoroughbred Breeders, Inc.
            and Subsidiaries



     We have reviewed the Consolidated Balance Sheet as of December 31, 1993 and the Consolidated Statements of Shareholders' Equity, Operations, and Cash Flows of International Thoroughbred Breeders, Inc. and Subsidiaries for the three month and six month periods ended December 31, 1993 and 1992. These financial statements are the responsibility of the company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet as of June 30, 1993, and the related Consolidated Statements of Operations, Statement of Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and have issued our report thereon dated October 6, 1993. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1993, is fairly stated in all material respects in relation to the Consolidated Balance Sheet from which it has been derived.






                                        MORTENSON AND ASSOCIATES, P.C.
                                        Certified Public Accountants



Cranford, NJ
January 25, 1994

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED DECEMBER 31, 1993
                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1993


OPERATIONS

     Total revenues for the three months ended December 31, 1993 increased $350,935 or 3% compared to the three months ended December 31, 1992. For the six month period ended December 31, 1993, total revenues decreased $438,836 or 2% in comparison to the same period last year. Both the increase and decrease in revenues primarily reflect the net effect of: (1) a 14% increase in revenues generated by the racetrack segment in the first half of fiscal 1994 as compared to the first half of fiscal 1993; (2) increased revenues generated by the breeding segment during the comparable periods; reduced by
(3) a significant decrease in interest income as a result of the sale in January, 1993, of the mortgage note held on Philadelphia Park.

     The Company realized net income from operations of $1,248,651 and $717,283 for the respective six and three month period ended December 31, 1993 as compared to a net loss of $638,869 and $117,248 for the comparable periods in fiscal 1993. The change of $1,887,520 and $834,531 from net losses to net income for the respective three and six month periods just ended primarily resulted from: (1) operating profits generated by Garden State Park and the breeding segment; partially offset by (2) decreased interest income as a result of the sale of the note held on Philadelphia Park.

     Depreciation expense for the six and three months ended December 31, 1993 was $272,925 and $132,017 as compared to $2,762,358 and $1,503,897 for the comparable periods in the last fiscal year. The significant decreases of $2,489,433 and $1,371,880 were primarily due to the quasi-reorganization of the Company's assets at June 30, 1993 which reduced the assets to fair values. (See Note 4)

Garden State Park

     During the three and six months ended December 31, 1993, Garden State Park realized income of $774,393 and $1,503,138, respectively before interest due the parent company of $1,992,099 and $3,984,197 for the three and six month periods, respectively.

     Quarterly and year-to-date net income at Garden State Park for the current fiscal year as compared to the net losses for last year are as follows:



                         Net Income/(Loss)          Net Loss
                    Fiscal 1994    Fiscal 1993      Decrease
1st Quarter         $  728,745    $(1,274,657)    $(2,003,402)
2nd Quarter            774,393       (971,790)     (1,746,183)
Year-to-Date        $1,503,138    $(2,246,447)    $(3,749,585)

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED DECEMBER 31, 1993
                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1993

Garden State Park (Continued)

     During the three months ended December 31, 1993, Garden State Park's revenue increased $1,540,396 or 16.5% when compared to the same period last year, primarily reflecting the net effect of: 1) a 123% increase in revenues generated from the simulcasting of the live races to out-of-state racetracks in addition to the simulcasting into the Atlantic City Casinos; 2) a 14% increase in revenues generated from simulcasting of Garden State Park races into other New Jersey racetracks; offset by 3) a 19% decrease in revenues generated by live on-track racing. The significantly smaller percentage increase in Garden State Park simulcasting into the other New Jersey racetracks reflects the increased competition between all New Jersey racetracks for simulcast signals as a result of the addition of out-of-state simulcasting. Expenses decreased $205,787 or 2% for the three months ending December 31, 1993 when compared to the same period last year primarily as a result of: 1) a significant decrease in depreciation and amortization primarily as a result of the quasi-reorganization at June 30, 1993 which adjusted the racetrack's assets to market value; 2) a net decrease in operating expenses primarily as a result of the continuation of a cost reduction program initiated in fiscal 1993; partially offset by 3) an increase in expenses associated with the increase of simulcasting received from out-of-state racetracks throughout the country. The increase in revenues and the decrease in expenses primarily accounted for the racetrack realizing net income from operations of $774,393 for the three months ended December 31, 1993 as compared to a loss of $971,790 during the three months ended December 31, 1992.

     During the six months ended December 31, 1993 Garden State's revenue increased $2,285,829 or 14% when compared to the same period last year, primarily reflecting the net effect of increased revenues generated by New Jersey and out-of-state simulcasting and decreased revenues generated by live racing as discussed above. Expenses decreased $1,463,756 or 8% for the six months ending December 31, 1993 when compared to the same period last year primarily as a result of the significant decrease in depreciation expense partially offset by the increased operating expenses discussed above. As a result of increased revenues and decreased expenses, Garden State Park realized income of $1,503,138 for the first half of fiscal 1994 as compared to a loss of $2,246,447 for the first half of fiscal 1993.

     Average daily on-track attendance and wagering at the track's 1993 Standardbred (harness) Meet, which began September 8, and ended December 11, 1993 (running 14 days in the first fiscal quarter and 41 days in the second fiscal quarter of the year) decreased 21% and 22%, respectively, averaging 2,674 and $237,558 per day, respectively, during the 1993 Meet, as compared to 3,330 and $303,908 per day, respectively, during the 1992 Standardbred Meet (running 13 days in the first quarter and 40 days in the second quarter of fiscal 1993).

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED DECEMBER 31, 1993
                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1993

Garden State Park (Continued)

     The following summarizes the average handle associated with the simulcast activity at Garden State Park during the first six months of both fiscal 1994 and 1993.


                               July 1 thru December 31,
                               FISCAL 1994       FISCAL 1993
                                Number   Average  Number   Average
                                of Days  Handle   of Days  Handle
    SIMULCAST OF GARDEN
     STATE PARK RACES TO:


    MONMOUTH             (S)         55   21,958        0        0
    FREEHOLD             (S)         55   83,757       52  105,829
    ATLANTIC CITY        (S)          0        0       53   31,691
    MEADOWLANDS          (S)         55  444,343       52  373,375
    OUT-OF-STATE TRACK   (S)         55  367,498       53  164,549
    A.C. CASINOS         (S)         55   33,228        0        0

    SIMULCAST OF RACES TO
     GARDEN STATE PARK RACES FROM:

    MONMOUTH             (T)         49  110,920       49  175,176
    ATLANTIC CITY        (T)         48  117,337       49  185,868
    MEADOWLANDS          (T)         68  132,925       69  214,521
    FREEHOLD             (S)        114   41,576      107   60,959
    MEADOWLANDS          (S)         38  138,201       38  187,307
    OUT-OF-STATE TRACK  (T,S)       183  213,356      163  110,052

    (T)=Thoroughbred Races       (S)=Standardbred (Harness) Races




     Garden State Park's 1994 Thoroughbred Meet began January 13, 1994 and is scheduled to run through May 28, 1994. Racing is currently scheduled four times a week during the 79 racing date meet. Racing will be conducted at night on all dates included in the schedule. As of February 1, 1994, eight nights of Thoroughbred racing and six nights of simulcast receiving had been cancelled due to inclement weather. At this time it is uncertain whether all or a portion of the lost live racing days will be rescheduled.

     The Company has received approval from the New Jersey Racing Commission to run a 51 night harness meet from September 7 through December 3, 1994.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED DECEMBER 31, 1993
                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1993


Breeding Operations

     Revenues and expenses for the six months ended December 31, 1993 from breeding operations were less than 3% and 2% of total revenues and expenses, respectively, of the corporation for the period.

     Revenues from breeding operations for the three months ended December 31, 1993 and 1992 were $441,720 and $94,825 for the respective quarters representing an increase of $346,895 during the comparable periods. Revenues for the six months ended December 31, 1993 and 1992 were $503,965 and $185,389, respectively, representing an increase of $318,576. These increases are primarily a result of the breeding stock sold during comparable periods being significantly increased in value.

     The cost of revenues generated by the breeding segment in the second quarter of fiscal 1994 was $132,103, representing an increase of $66,761 over the same quarter last fiscal year and on a fiscal year-to-date basis was $163,661, representing a $21,313 increase over last fiscal year-to-date primarily as a result of the higher cost of bloodstock sold during comparable periods. Operating and depreciation expenses for the three and six months ended December 31, 1993 were reduced $48,196 or 47% due to the number of animals owned during the periods being significantly reduced. Total expenses for the breeding segment for the three months ended December 31, 1993 and 1992 were $204,958 and $166,390 respectively, and $297,719 and $404,593 for the respective six months then ended.


     The breeding operations realized income of $236,762 and $206,246 before taxes for the three and six months ended December 31, 1993 as compared to a loss of $71,565 and $219,204 for the comparable periods in fiscal 1993 primarily as a result of the increased revenues and decreased expenses generated in this fiscal year from the bloodstock sales discussed above.


LIQUIDITY AND FINANCIAL RESOURCES

Consolidated and Racetrack Segment

     The Company's working capital as of December 31, 1993 was $16,714,280 which represents an increase of $6,443,956 from the first half of fiscal 1993. This increase is primarily the net result of; 1) the cash proceeds from sale of the Philadelphia Park Mortgage reduced by the retirement of the Garden State Park mortgage notes in the third quarter of fiscal 1993; 2) the gain on the sale of one of the Company's investments and 3) positive cash flow from operations.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED DECEMBER 31, 1993
                 AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1993




Breeding Segment

     At December 31, 1993, the Company owned 3 thoroughbred broodmares, 5 stallion shares in 6 thoroughbred stallions, various seasons, one foal, one other horse and a two thirds interest in one other horse.

     During fiscal 1994 the Company plans to continue a reduction of its bloodstock holdings begun during fiscal 1986 in response to what management believed to be a long term downturn in the bloodstock market and the continuing need to raise cash for the operating requirements of the racetrack.

INFLATION

     To date, inflation has not had a material effect on the Company's operations.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Registrant's Annual Meeting of Stockholders was held on Wednesday, December 13, 1993.

     (b) At said meeting, the following seven individuals were elected to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified.

               Robert E. Brennan
               Charles R. Dees, Jr.
               Joseph K. Fisher
               Kerry B. Fitzpatrick
               Robert J. Quigley
               Ronald J. Riccio
               Arthur Winkler


Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits


Exhibit                                          Incorporated by
Number    Description of Exhibit                       Reference to

          Notice, Proxy Statement and Form of Proxy
21.1      Previously Filed for the Registrant's Annual
          Meeting of Stockholders to be held on
          December 13, 1993.


     (B) Reports on Form 8-K:

          The Company did not file any reports on 8-K with respect to the quarter ended December 31, 1993.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.




February 2, 1994              /s/Arthur Winkler
                              Arthur Winkler
                              President and Director




February 2, 1994              /s/William H. Warner
                              William H. Warner
                              Treasurer, Principal Financial and
                              Accounting Officer