Form 10-Q/A
period 1993-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1994-02-15
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q\A

                      AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13, OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





                   International Thoroughbred Breeders, Inc.
             (Exact name of registrant as specified in its charter)

                        Commission File Number:  0-9624

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items of its December 31, 1993 Form 10-Q dated February 10, 1993 as set forth in the pages attached hereto:

               Item 1.   Financial Statements.
               Item 2.   Management's Discussion and Analysis.




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                              [Registrant]



February 14, 1994             By:  /s/William H. Warner
                                   William H. Warner
                                   Treasurer, Principal Financial and
                                   Accounting Officer



    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS
    AS OF DECEMBER 31, 1993 AND JUNE 30, 1993

    ASSETS
                                                    December 31,
                                                       1993      June 30,
                                                    (UNAUDITED)    1993
    CURRENT ASSETS:
     Cash                                          $ 4,961,318 $ 5,009,733
     Short-Term Investments                         12,365,177  10,327,922
          TOTAL CASH AND CASH EQUIVALENTS           17,326,495  15,337,655

     Restricted Cash and Investments                   178,920   1,945,017
     Accounts Receivable - Net                       1,109,239     727,692
     Prepaid Expenses                                  379,993     590,381
     Accrued Interest Receivable                        38,658       4,171
     Other Current Assets                                9,531      14,858
          TOTAL CURRENT ASSETS                      19,042,836  18,619,774

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK (4):
     Land and Buildings                             51,684,329  51,512,558
     Equipment                                       1,616,884   1,529,394
     Livestock                                         187,951   1,182,011
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK                         53,489,164  54,223,963
    LESS: Accumulated Depreciation                     539,142   1,174,590
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK  - NET                  52,950,022  53,049,373

    DEPOSITS AND OTHER ASSETS                          417,207     594,395

    TOTAL ASSETS                                   $72,410,065 $72,263,542




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



    See Notes to Financial Statements.



  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
  (UNAUDITED)


                                            Three Months Ended
                                            December 31,
                                            1993        1992
    REVENUES:
     Revenue from Operations            $11,282,588 $ 9,438,277
     Investment Income Revenue            1,239,052   1,607,427
             TOTAL REVENUES              12,521,640  11,045,704

    EXPENSES:
     Cost of Revenues                     3,648,189   2,479,430
     Operating Expenses                   5,553,461   5,570,080
     Depreciation & Amortization (4)        132,017   1,503,897
     General & Administrative Expenses    1,345,690   1,312,466
     Interest Expense                             0     297,079
             TOTAL EXPENSES              10,679,357  11,162,952


     INCOME(LOSS) BEFORE TAXES            1,842,283    (117,248)
     LESS:Income Tax Expense (2)                  0           0
    NET INCOME(LOSS)                    $ 1,842,283 $  (117,248)

    NET INCOME(LOSS) PER SHARE (6)      $      0.19 $     (0.01)

                                            Six Months Ended
                                            December 31,
                                            1993        1992
    REVENUES:
     Revenue from Operations            $18,743,653 $16,213,729
     Investment Income Revenue            1,359,588   3,203,348
             TOTAL REVENUES              20,103,241  19,417,077

    EXPENSES:
     Cost of Revenues                     4,737,004   3,429,343
     Operating Expenses                  10,236,958  10,670,134
     Depreciation & Amortization (4)        272,925   2,762,358
     General & Administrative Expenses    2,482,703   2,555,418
     Interest Expense                             0     638,693
             TOTAL EXPENSES              17,729,590  20,055,946


     INCOME(LOSS) BEFORE TAXES            2,373,651    (638,869)
     LESS:Income Tax Expense (2)                  0           0
    NET INCOME(LOSS)                    $ 2,373,651 $  (638,869)

    NET INCOME(LOSS) PER SHARE (6)      $      0.25 $     (0.08)


     Results from operations are materially affected as a result of the quasi-reorganization effective June 30, 1993.

    See Notes to Financial Statements.




    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
    (UNAUDITED)
                                                           Six Months Ended
                                                           December 31,
                                                           1993         1992
    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers                  $ 17,864,222 $ 15,914,220
        Cash Paid to Suppliers and Employees           (19,191,756) (19,787,817)
        Interest Received                                  200,101      123,964
        Interest Paid                                            0     (638,693)
        Change in Restricted Cash & Investments          1,766,097    1,456,418
     NET CASH PROVIDED(USED) BY OPERATIONS                 638,664   (2,931,908)

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                    391,612      170,808
        Proceeds from Sale of Equipment                     67,000       35,300
        Decrease in Mortgage Receivable                          0      264,042
        Interest Received on Investments                 1,125,000    3,072,019
        Capital Expenditures                              (375,206)    (142,341)
        Decrease in Other Investment Activity              177,188        9,617

     NET CASH PROVIDED BY INVESTING ACTIVITIES           1,385,594    3,409,446

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of Common Stock                                     0    8,993,829
        Principal Payments on Long Term Notes              (35,418)  (3,037,502)

     NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES       (35,418)   5,956,327

    NET INCREASE IN CASH AND CASH EQUIVALENTS            1,988,840    6,433,865
           CASH AND CASH EQUIVALENTS AT
              BEGINNING OF YEAR                         15,337,655    1,792,155

           CASH AND CASH EQUIVALENTS AT
              END OF THE PERIOD                       $ 17,326,495 $  8,226,020







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


(6)  NET INCOME (LOSS) PER SHARE

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

(7)  OPINION OF MANAGEMENT

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

(8)  NEW AUTHORITATIVE PRONOUNCEMENTS

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

(9)  SUBSEQUENT EVENTS

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


OPERATIONS

     Total revenues for the three months ended December 31, 1993 increased $1,475,936 or 13% compared to the three months ended December 31, 1992. For the six month period ended December 31, 1993, total revenues increased $686,164 or 3.5% in comparison to the same period last year. The increase in revenues primarily reflect the net effect of: (1) a 14% increase in revenues generated by the racetrack segment in the first half of fiscal 1994 as compared to the first half of fiscal 1993; (2) increased revenues generated by the breeding segment during the comparable periods; reduced by (3) a decrease in investment income as a result of the sale of the mortgage note held on Philadelphia Park in January, 1993.

     The Company realized net income from operations of $2,373,651 and $1,842,283 for the respective six and three month period ended December 31, 1993 as compared to a net loss of $638,869 and $117,248 for the comparable periods in fiscal 1993. The change of $3,012,520 and $1,959,531 from net losses to net income for the respective six and three month periods just ended primarily resulted from: (1) operating profits, before interest due to the parent, generated by Garden State Park and the breeding segment;
(2) increased income on short term investments; partially offset by
(3) decreased interest income as a result of the sale of the note held on Philadelphia Park.

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

    (T)=Thoroughbred Races       (S)=Standardbred (Harness) Races



     Garden State Park's 1994 Thoroughbred Meet began January 13, 1994 and is scheduled to run through May 28, 1994. Racing is currently scheduled four times a week during the 79 racing date meet. Racing will be conducted at night on all dates included in the schedule. As of February 12, 1994, severe inclement weather, which has affected the northeastern portion of the United States, has caused the Company to cancel 12 out of its intended 19 nights of scheduled Thoroughbred racing and nine nights of simulcast receiving. Attendance and handle on many of the completed live racing programs were also adversely affected by weather conditions. It is anticipated that this severe weather, which has also caused most other racetracks in the northeastern United States to limit their live racing programs, will have an adverse impact on earnings from live racing programs in January and February which will be included in the Company's third quarter results. At this time it is uncertain whether all or a portion of the lost live racing days will be rescheduled.

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


LIQUIDITY AND FINANCIAL RESOURCES

Consolidated and Racetrack Segment

     The Company's working capital as of December 31, 1993 was $16,714,280 which represents an increase of $6,443,956 from the first half of fiscal 1993. This increase is primarily the net result of the cash proceeds from sale of the Philadelphia Park Mortgage reduced by the retirement of the Garden State Park mortgage notes in the third quarter of fiscal 1993 and positive cash flow from operations.

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