Form 10-Q
period 1994-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1994-05-11
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1994


                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number    0-9624

International Thoroughbred Breeders, Inc.
(Exact name of registrant as specified in its charter)

Delaware                           22-2332039
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)     No.)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.
Class                         Outstanding at May 6, 1994
Common Stock, $ 2.00 par value          9,551,247

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                   FORM 10-Q

                                QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                            PAGE
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements:

          Consolidated Balance Sheets
             as of March 31, 1994 and June 30, 1993. .   . . 1-2

          Consolidated Statement of Shareholders' Equity
             for the Nine Months ended March 31, 1994.    . . 3

          Consolidated Statements of Operations
             for the Three Months and Nine Months ended
             March 31, 1994 and March 31, 1993  .  . .    . . 4

          Consolidated Statements of Cash Flows
             for the Nine Months ended
             March 31, 1994 and March 31, 1993. .    . .  . . 5

          Notes to Financial Statements  . .  . .    . .  . . 6-9

          Review Report by Independent
             Certified Public Accountants. .  . .  . .  .. .10-11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations. 12-16

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K . .  .  .  . . 17

SIGNATURES .  . . .  . .  . .  . .  . .  . .  . .  .  .  . . 18




    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS
    AS OF MARCH 31, 1994 AND JUNE 30, 1993

    ASSETS
                                            March 31,
                                              1994      June 30,
                                           (UNAUDITED)    1993
    CURRENT ASSETS:
     Cash                                 $ 1,592,121 $ 1,744,475
     Short-Term Investments                15,139,503  13,593,180
          TOTAL CASH AND CASH EQUIVALENTS  16,731,624  15,337,655

     Restricted Cash and Investments        1,090,384   1,945,017
     Accounts Receivable - Net              1,251,365     727,692
     Prepaid Expenses                         398,176     590,381
     Accrued Interest Receivable               38,312       4,171
     Other Current Assets                       9,964      14,858
          TOTAL CURRENT ASSETS             19,519,825  18,619,774

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
     Land and Buildings                    51,994,162  51,512,558
     Equipment                              1,662,763   1,529,394
     Livestock                                187,951   1,182,011
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK                53,844,876  54,223,963
    LESS: Accumulated Depreciation            663,455   1,174,590
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK  - NET         53,181,421  53,049,373

    OTHER ASSETS:
     Deposits and Other Assets                606,157     594,395
          TOTAL OTHER ASSETS                  606,157     594,395

    TOTAL ASSETS                          $73,307,403 $72,263,542

    See Notes to Financial Statements.


   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
          AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS
    AS OF MARCH 31, 1994 AND JUNE 30, 1993

    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    March 31,
                                                      1994      June 30,
                                                   (UNAUDITED)    1993
    CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses        $ 3,974,774 $ 4,455,994
     Notes Payable - Current Portion                   25,000      35,418
          TOTAL CURRENT LIABILITIES                 3,999,774   4,491,412

    DEFERRED INCOME                                   474,786     414,741

    LONG-TERM LIABILITIES                              25,000      50,000

    COMMITMENTS AND CONTINGENCIES                           0           0

    SHAREHOLDERS' EQUITY:
     Series A (Convertible) Preferred Stock
       $100.00 Par Value, Authorized 500,000 Shares,
          Issued and Outstanding, 362,437
          and 441,664 Shares, Respectively         36,243,675  44,166,375
     Common Stock $2.00 Par Value,
     Authorized 25,000,000 Shares,
          Issued and Outstanding, 9,551,233
          and 9,511,415 Shares, Respectively       19,102,465  19,022,830
     Capital in Excess of Par (June 30,            11,961,249   4,118,184
          1993 reflects quasi-reorganization)
     Retained Earnings (subsequent to June 30,
          1993, date of quasi-reorganization, total
          deficit eliminated $102,729,936)          1,500,454           0
     TOTAL SHAREHOLDERS' EQUITY                    68,807,843  67,307,389

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $73,307,403 $72,263,542

    See Notes to Financial Statements.


    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
      AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE NINE MONTHS ENDED MARCH 31, 1994
      (UNAUDITED)
                                          Common
                                        Number of
                                          Shares        Amount
      BALANCE - JUNE 30, 1993            9,511,415 $  19,022,830

         Shares Issued for Fractional
           Exchanges With Respect to the
           One-for-twenty Reverse
           Stock Split
           effected on March 13, 1992          189           378
         Exchange of Preferred Stock
           for Common Stock                 39,629        79,257
         Net Income for the Nine Months
           Ended March 31, 1994            ---           ---
      BALANCE - MARCH 31, 1994           9,551,233 $  19,102,465

                                        Preferred
                                        Number of
                                          Shares        Amount
      BALANCE - JUNE 30, 1993              441,664 $  44,166,375

         Shares Issued for Fractional
           Exchanges With Respect to the
           One-for-twenty Reverse
           Stock Split
           effected on March 13, 1992           30         3,000
         Exchange of Preferred Stock
           for Common Stock                (79,257)   (7,925,700)
         Net Income for the Nine Months
           Ended March 31, 1994            ---           ---
      BALANCE - MARCH 31, 1994             362,437 $  36,243,675

                                         Capital
                                        in Excess      Retained
                                          of Par       Earnings       Total
      BALANCE - JUNE 30, 1993         $  4,118,184 $           0 $  67,307,389

         Shares Issued for Fractional
           Exchanges With Respect to the
           One-for-twenty Reverse
           Stock Split
           effected on March 13, 1992       (3,378)      ---           ---
         Exchange of Preferred Stock
           for Common Stock              7,846,443       ---           ---
         Net Income for the Nine Months
           Ended March 31, 1994            ---         1,500,454     1,500,454
      BALANCE - MARCH 31, 1994        $ 11,961,249 $   1,500,454 $  68,807,843

    See Notes to Financial Statements.

    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
           AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE MONTHS ENDED
    MARCH 31, 1994 AND 1993
    (UNAUDITED)

                                         Three Months Ended
                                              March 31,
                                          1994          1993
    REVENUES:
     Revenue from Operations         $  8,628,778  $ 11,049,717
     Investment Income Revenue            100,685        89,785
                  TOTAL REVENUES        8,729,463    11,139,502

    EXPENSES:
     Cost of Revenues                   2,596,822     3,274,310
     Operating Expenses                 5,839,369     6,450,762
     Depreciation & Amortization          133,842     1,448,753
     General & Administrative Expenses  1,032,627     1,349,815
     Interest Expense                           0             0
                  TOTAL EXPENSES        9,602,660    12,523,640

     INCOME(LOSS) FROM OPERATIONS BEFORE
       TAXES, NON-OPERATING LOSS AND
       EXTRAORDINARY ITEM                (873,198)   (1,384,138)

     NON-OPERATING LOSS                         0   (27,599,230)

     INCOME(LOSS) BEFORE TAXES AND
       EXTRAORDINARY ITEM                (873,198)  (28,983,368)

     LESS:Income Tax Expense                    0             0

     INCOME(LOSS) BEFORE
        EXTRAORDINARY ITEM               (873,198)  (28,983,368)

     EXTRAORDINARY ITEM                         0     1,732,631
    NET INCOME(LOSS)                 $   (873,198) $(27,250,737)

    PER SHARE:

    INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM              $      (0.09) $      (3.05)

    NET INCOME(LOSS)                 $      (0.09) $      (2.87)


                                         Nine Months Ended
                                              March 31,
                                          1994          1993
    REVENUES:
     Revenue from Operations         $ 27,372,431  $ 27,263,446
     Investment Income Revenue          1,460,273     3,293,133
                  TOTAL REVENUES       28,832,704    30,556,579

    EXPENSES:
     Cost of Revenues                   7,333,826     6,703,653
     Operating Expenses                16,076,327    17,120,896
     Depreciation & Amortization          406,767     4,211,111
     General & Administrative Expenses  3,515,330     3,905,233
     Interest Expense                           0       638,693
                  TOTAL EXPENSES       27,332,250    32,579,586

     INCOME(LOSS) FROM OPERATIONS BEFORE
       TAXES, NON-OPERATING LOSS AND
       EXTRAORDINARY ITEM               1,500,454    (2,023,007)

     NON-OPERATING LOSS                         0   (27,599,230)

     INCOME(LOSS) BEFORE TAXES AND
       EXTRAORDINARY ITEM               1,500,454   (29,622,237)

     LESS:Income Tax Expense                    0             0

     INCOME(LOSS) BEFORE
        EXTRAORDINARY ITEM              1,500,454   (29,622,237)

     EXTRAORDINARY ITEM                         0     1,732,631
    NET INCOME(LOSS)                 $  1,500,454  $(27,889,606)

    PER SHARE:

    INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM              $       0.16  $      (3.38)

    NET INCOME(LOSS)                 $       0.16  $      (3.18)


     Results from operations are materially affected as a result of the quasi-reorganization effective June 30, 1993.

    See Notes to Financial Statements.

    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
           AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED MARCH 31, 1994 AND 1993
    (UNAUDITED)
                                                           Nine Months
                                                            March 31,
                                                        1994         1993
    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers               $ 26,372,439 $ 26,697,346
        Cash Paid to Suppliers and Employees        (27,010,330) (28,220,337)
        Interest Received                               301,132      213,627
        Interest Paid                                         0     (638,693)
        Change in Restricted Cash & Investments         854,633      632,800
     NET CASH PROVIDED(USED) BY OPERATIONS              517,874   (1,315,257)

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                 469,364      223,091
        Proceeds from Sale of Equipment                  67,000       17,008
        Decrease in Mortgage Receivable                       0   27,264,042
        Income Received on Investments                1,125,000    3,591,983
        Capital Expenditures                           (738,089)     (50,844)
        Decrease in Other Investment Activity           (11,762)      71,708

     NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES    911,513   31,116,987

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of Common Stock                                  0    8,993,829
        Principal Payments on Long Term Notes           (35,418) (24,895,132)

     NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES    (35,418) (15,901,303)

    NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALE  1,393,969   13,900,427
           CASH AND CASH EQUIVALENTS AT
              BEGINNING OF YEAR                      15,337,655    1,792,155

           CASH AND CASH EQUIVALENTS AT
              END OF THE PERIOD                    $ 16,731,624 $ 15,692,582

    See Notes to Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited
(1)  INTEREST EXPENSE

     All interest expense of the subsidiaries is considered expense of the parent company. The parent company is due interest on funds it has advanced to Garden State Park for the purchase, construction and equipping of the racetrack and funding its operations as needed. As of March 31, 1994, such advances totaled $131,765,585 to Garden State Park, in addition to initial capitalization of $86,130,000 provided by the net proceeds of the Company's preferred stock offering in July, 1983. The interest on these advances was computed at an average prime lending rate between 6% and 6.14% during the periods. The resulting interest owed to the parent company for the three and nine months ended March 31, 1994 by Garden State Park was $2,083,608 and $6,067,805, respectively.

(2)  INCOME TAX EXPENSE

     For the nine months ended March 31, 1994, the Company incurred a tax loss of approximately $4,438,000. A difference of $5,938,454 to the Company's financial income of $1,500,454 is the result of permanent differences (primarily tax depreciation of $6,345,000) due to the quasi-reorganization. Therefore, the Company did not make a provision for income taxes for the period.

     When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from the quasi-reorganization, will be excluded from the results of operations and credited to paid in capital. (See Note 5)

     Effective July 1, 1993, the Company adopted FAS 109 Accounting for Income Taxes. The Company has a deferred tax asset of approximately $64,400,000 arising from a net operating loss carryforward of $161,000,000. However, due to the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, this net operating loss carryforward is offset by an allowance of $64,400,000. The effect of adoption on current and prior financial statements is immaterial.

(3)  PREFERRED STOCK CONVERSION

     The conversion period for the company's Series A Convertible Preferred Stock concluded as of July 31, 1993.

(4)  PRIOR YEAR INFORMATION

     During the third quarter of fiscal 1993, the Company incurred a non-operating loss of $27,599,230 as a result of the sale of Philadelphia Park racetrack mortgage. A portion of the proceeds was used to retire the debt on the Garden State Park racetrack. As a result of the early debt extinguishment at a discount, the Company realized an extraordinary item of $1,732,631.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited
(5)  QUASI-REORGANIZATION

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

(6)  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

(7)  COMMITMENTS AND CONTINGENCIES

     On October 20, 1993, the United States District Court for the District of New Jersey signed an order granting preliminary approval to a proposed partial settlement of the consolidated class action pending since 1986 against the Company, its officers and directors and various other defendants alleging various violations of federal securities laws and other statutes. Although the Company believes this lawsuit is totally without merit, it has incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. Therefore, in order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed the proposed partial Settlement Agreement. The proposed partial settlement requires the Company to make a $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note. If effectuated, the settlement would dispose of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the Company against all parties in the litigation. As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections from certain non-settling defendants or in the event of collection of any of the above described $150,000 contingency payment. On April 12, 1994, an order was entered approving the settlement agreement and entering a final judgement of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company. (See
Note 11)

     Certain non-settling defendants have appealed the order approving the settlement. In the event the settlement is upset on appeal, the the Company intends to continue to vigorously contest this lawsuit.

     As of September 27, 1993, the Company entered into development and management agreements with Gale and Wentworth, Inc., a real estate company

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited

(7) COMMITMENTS AND CONTINGENCIES (Continued)

of Florham Park, New Jersey, to develop an approximate 50 acre portion of the property at the Garden State Park racetrack which is presently unused for racing purposes as a retail shopping center. On March 21, the project received preliminary and final site plan approval from the Cherry Hill township planning board. Construction is scheduled to commence following the New Jersey Department of Transportation approvals related to the project, which approvals are not assured.

     A settlement agreement containing certain contingencies has been reached on real estate tax appeals with the township of Cherry Hill for the racetrack property. The original assessment of $88,203,100 has been reduced to $72,000,000 effective as of January 1, 1994. This new assessment would reduce the real estate taxes on the racetrack property by approximately $415,000 per year based upon current tax rates.

     The Company announced on March 22, 1994, an offer to purchase The Meadowlands Sports Complex and Monmouth Park for $1 Billion from the New Jersey Sports and Exposition Authority. An alternative offer also was made to purchase Monmouth Park and The Meadowlands Race Track improvements for $125 million and to enter into a long-term lease for the Meadowlands Race Track for $50 million per year. The offer is subject, among other conditions, to adoption by the voters of the State of New Jersey of an appropriate constitutional amendment authorizing the extension of riverboat casino gaming to the Meadowlands and Garden State Park racetrack properties. ITB has acquired options to purchase Atlantic City Race Course and Freehold Raceway.

     Assuming acceptance of the Company's offer and adoption of the said constitutional amendment, the Company proposes to construct interactive gaming complexes that combine racing, riverboats and entertainment on land presently used to stable and train horses at The Meadowlands and Garden State Park. The ITB offer proposes that riverboat casinos be constructed and moored at "ports of call" located on man-made lakes. Atlantic City's existing operating, licensed casino owners/operators would be offered the opportunity to own and operate all of the riverboat casinos at each location. Monmouth Park and Atlantic City Race Course will serve as the backstretch and training centers for The Meadowlands and Garden State Park respectively.

     The Company also announced the formation of a wholly owned subsidiary, International Thoroughbred Gaming Development Corporation (ITG), which will be responsible for implementing the above project.

(8)  NET INCOME (LOSS) PER SHARE

     Net income/loss per share for the three months and nine months ended March 31, 1994 and 1993 is computed on the weighted average number of shares outstanding. Convertible Preferred Stock has not been included in the 1993 computation since their inclusion as a common stock equivalent would result in anti-dilution. The conversion period for the Series A

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                   Unaudited
(8)  NET INCOME (LOSS) PER SHARE (Continued)

Convertible Preferred Stock concluded as of July 31, 1993, therefore the Convertible Preferred Stock has not been included in the 1994 computation. The number of shares used in the computations were 9,551,220 and 9,547,832 for the respective three and nine month periods ended at March 31, 1994 and 9,509,401 and 8,764,191 for the respective three and nine month periods ended March 31, 1993.

(9)  OPINION OF MANAGEMENT

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

(10) NEW AUTHORITATIVE PRONOUNCEMENTS

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

(11) SUBSEQUENT EVENTS

     In connection with its offer to purchase the Meadowlands Sports Complex and Monmouth Park or, in the alternative, to purchase certain improvements and enter into a long-term lease for the Meadowlands Racetrack, the Company has engaged the investment banking firm of Ladenburg, Thalmann & Co. Inc. to act as its financial advisor.

     On April 12, 1994, an order was entered in the United States District Court of New Jersey approving the settlement agreement and entering a final judgement of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company associated with the proposed partial settlement of the consolidated class action suit. Certain non-settling defendants have appealed the order approving the settlement. In the event the settlement is upset on appeal, the Company intends to continue to vigorously contest this
lawsuit.   (See Note 7)

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               FOR THE NINE MONTHS ENDED MARCH 31, 1994 AND 1993






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

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
International Thoroughbred Breeders, Inc.
            and Subsidiaries



     We have reviewed the Consolidated Balance Sheet as of March 31, 1994 and the Consolidated Statements of Shareholders' Equity, Operations, and Cash Flows of International Thoroughbred Breeders, Inc. and Subsidiaries for the three month and nine month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the Consolidated Balance Sheet as of June 30, 1993, and the related Consolidated Statements of Operations, Statement of Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and have issued our report thereon dated October 6, 1993. We expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1993, is fairly stated in all material respects in relation to the Consolidated Balance Sheet from which it has been derived.



                                 MORTENSON AND ASSOCIATES, P.C.
                                 Certified Public Accountants



Cranford, NJ
April 21, 1994

                  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1994
                  AND FOR THE NINE MONTHS ENDED MARCH 31, 1994

OPERATIONS

     Total revenues for the three and nine month periods ended March 31, 1994 decreased $2,410,039 and $1,723,875 or 22% and 6% respectively in comparison to the same periods last fiscal year. These decreases are primarily the result of: (1) severe weather conditions which negatively impacted live racing and simulcasting at Garden State Park by forcing the cancellation of 17 out of 45 scheduled days during the third quarter significantly reduced operating revenues generated by the racetrack segment during the periods (see Garden State Park operations); and (2) decreased investment income due to the sale during the third quarter of last fiscal year of the mortgage note receivable held on the Philadelphia Park racetrack. Total expenses for the three and nine month periods were significantly reduced primarily as a result of the decrease in the number of live racing days and an overall reduction in operating expenses.

     For the third quarter of fiscal 1994, the Company's net loss from operations decreased $510,940 or 37% (from a net loss of $1,384,138 to a net loss from operations of $873,198 before taxes) over the corresponding quarter of fiscal 1993. The decrease in net loss for the three month period reflects the net effect of decreased revenues and expenses associated with the decreased number of live racing days and an overall reduction in operating expenses as discussed above. The Company realized net income from operations of $1,500,454 for the nine month period ended March 31, 1994 as compared to a net loss from operations of $2,023,007 before non-operating and extraordinary item for the comparable periods in fiscal 1993. The change of $3,523,461 from net losses to net income for the nine month period just ended primarily resulted from: (1) operating profits before interest due to the parent generated by Garden State Park and operating profits from the breeding segment for the nine month period; reduced by (2) decreased investment income as a result of the sale of the note held on Philadelphia Park.

     Depreciation expense for the nine and three months ended March 31, 1994 was $406,767 and $133,842 as compared to $4,211,111 and $1,448,753 for the comparable periods in the last fiscal year. The significant decreases of $3,804,344 and $1,314,911 were primarily due to the quasi-reorganization of the Company's assets at June 30, 1993 which reduced the assets to fair values. (See Note 5)

Garden State Park

     Garden State Park incurred a loss of $820,407 before interest due to the parent Company for the three months ended March 31, 1994 as compared to a loss of $931,621 for the comparable period in fiscal year 1993. For the nine month period just ended, Garden State Park realized income of $682,731 before interest due to the parent compared to a loss of $3,178,068 for the comparable period in fiscal 1993.

                  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1994
                  AND FOR THE NINE MONTHS ENDED MARCH 31, 1994

Garden State Park (Continued)

     Quarterly and year-to-date net operating income and losses at Garden
State Park for the current fiscal   year as compared to the net losses for
last year are as follows:

                       Net Loss                Net Loss
               Fiscal 1993    Fiscal 1992      Decrease
1st Quarter      $728,745    $(1,274,657)   $(2,003,402)
2nd Quarter       774,393       (971,790)    (1,746,183)
3rd Quarter      (820,407)      (931,621)      (111,214)
Year-to-Date     $682,731    $(3,178,068)    (3,860,799)

     During the fiscal quarter ended March 31, 1994, Garden State's revenue significantly decreased $2,396,058 or 21% from $11,004,262 for the third quarter of fiscal 1993 to $8,608,204 for the comparable quarter in fiscal 1994, primarily reflecting the net effect of: (1) severe weather conditions which negatively impacted live racing and simulcasting during the quarter, as compared to the same period in fiscal 1993 which consequently decreased revenues generated by live on track racing and the simulcasting out of these races to other racetracks; and (2) a 4% decrease in simulcast receiving revenues for the comparable periods. A significant 52% decrease in revenues from the 1994 live thoroughbred meet during the quarter was primarily the result of the forced cancellation of 17 out of 45 of Garden State Park's scheduled thoroughbred race days due to the severe weather conditions which affected the northeastern portion of the United States during most of the three month period. In addition, the simulcast receiving revenues were severely reduced due to the adverse weather condition which forced the cancellation of races scheduled to be received from New Jersey racetracks and other racetracks in the affected areas. Expenses for the third quarter of fiscal 1994 were $9,428,611 as compared to $11,935,883 in the comparable quarter of fiscal 1993. The decrease of $2,507,272 or 21% was primarily the result of: (1) a significant decrease in depreciation and amortization primarily as a result of the quasi-reorganization at June 30, 1993 which adjusted the racetrack's assets to market value; (2) a net decrease in operating expenses primarily as a result of the continuation of a cost reduction program initiated in fiscal 1993; and (3) decreased costs associated with decreased live operations during the comparable periods. The net effect of decreased revenues and expenses primarily accounted for the track's net loss of $820,407 for the three months ended March 31, 1994, a decreased loss of $111,252 from a loss of $931,621 during the three months ended March 31, 1993.

     During the nine months ended March 31, 1994 Garden State's revenue decreased $110,229 or less than 1% when compared to the same period last year, primarily reflecting; (1) a significant increase in revenues generated from the simulcasting of the live races to out-of-state racetracks in addition to the simulcasting into the Atlantic City Casinos during the first half of fiscal 1994 as a result of the expansion of full card simulcasting; (2) increases in revenues generated from simulcasting

                  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1994
                  AND FOR THE NINE MONTHS ENDED MARCH 31, 1994

Garden State Park (Continued)

of Garden State Park races into other New Jersey racetracks during the first six months of this year; offset by (3) the significant decrease in revenues due to the cancellation of a number of racing activities during the third quarter as discussed above. Expenses decreased $3,971,027 or 13% for the nine months ending March 31, 1994 when compared to the same period last year primarily as a result of the decreases in depreciation and amortization and racetrack operating expenses as discussed above. Garden State Park realized income before interest due to the parent of $682,731 for the nine month period ended March 31, 1994 as compared to a loss of $3,178,068 for the nine months ended March 31, 1993.

     Average daily on-track attendance and wagering during the current thoroughbred meet (which started January 13th), through March 31st, averaged 3,279 and $238,866, respectively, over 28 dates of live racing. During the 1993 Thoroughbred Meet attendance and on-track wagering averaged 4,194 and $358,408, respectively, over 39 dates of live racing.


































                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                  AND SUBSIDIARIES

                   MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                             AND RESULTS OF OPERATIONS
                        FOR THE QUARTER ENDED MARCH 31, 1994
                    AND FOR THE NINE MONTHS ENDED MARCH 31, 1994

Garden State Park (Continued)

     The following summarizes the average handle associated with the simulcast activity at Garden State Park during the first nine months of both fiscal 1994 and 1993.


                                July 1 thru March 31,
                                FISCAL 1994       FISCAL 1993
                                Number   Average  Number   Average
                                of Days  Handle   of Days  Handle

    LIVE RACING AT GARDEN
    STATE PARK  LIVE

    THOROUGHBRED                     28  238,866       39  358,408
    HARNESS                          55  237,558       53  303,908

    SIMULCASTING OF GARDEN STATE PARK
         TO

    MONMOUTH             (T)         28   54,412       37   78,240
    FREEHOLD             (T)         28   30,718       39   40,113
    ATLANTIC CITY        (T)          0        0       39   48,429
    MEADOWLANDS          (T)         28  314,990       39  359,214
    OUT-OF-STATE TRACK   (T)         28  579,536       39  204,011
    A.C. CASINOS         (T)         28   42,344        0        0
    MONMOUTH             (S)         55   21,958        0        0
    FREEHOLD             (S)         55   83,757       52  105,829
    ATLANTIC CITY        (S)          0        0       53   31,691
    MEADOWLANDS          (S)         55  444,343       52  373,375
    OUT-OF-STATE TRACK   (S)         55  367,498       53  164,547
    A.C. CASINOS         (S)         55   33,228        0        0

    SIMULCASTING OF GARDEN STATE PARK
         FROM

    MONMOUTH             (T)         49  110,920       49  175,176
    ATLANTIC CITY        (T)         48  117,337       49  185,868
    MEADOWLANDS          (T)         68  132,925       69  214,520
    FREEHOLD             (S)        168   40,261      169   59,935
    MEADOWLANDS          (S)        101  124,638      109  191,101
    OUT-OF-STATE TRACK  (T,S)       271  227,509      254  148,216

    (T)=Thoroughbred Races       (S)=Standardbred (Harness) Races

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1994
                  AND FOR THE NINE MONTHS ENDED MARCH 31, 1994

Garden State Park (Continued)

     Garden State Park's 1994 Thoroughbred Meet began January 13, 1994 and is scheduled to run through May 28, 1994. Racing will be conducted at night on all dates included in the schedule.

     The Company has received approval from the New Jersey Racing
Commission to run a 51 night harness meet from September 7 through December 3, 1994.

Breeding Operations

     Revenues for the three months ended March 31, 1994 and 1993 were $56,593 and $56,757, respectively. Revenues for the nine months ended March 31, 1994 and 1993 were $560,558 and $242,145, respectively, representing an increase of $318,576. The increase in the comparable nine month period was primarily a result of the increased value of the breeding stock sold during periods.

     The cost of revenues generated by the breeding segment in the third quarter of fiscal 1994 was $2,987, a decrease of $149,068 over the same quarter last fiscal year and on a fiscal year-to-date basis was $166,648 representing a $127,755 decrease over last fiscal year-to-date primarily as a result of the reduced cost of bloodstock sold during comparable periods. Operating and depreciation expenses for the three and nine months ended March 31, 1994 were reduced $21,639 and $152,024 due to the number of animals owned during the periods being significantly reduced. Total expenses for the breeding segment for the three months, ended March 31, 1994 and 1993 were $10,464 and $201,863 respectively, and $308,183 and
$606,456 for the respective nine months then ended.

     The breeding operations realized income of $46,129 and $252,375 before taxes for the three and nine months ended March 31, 1994 as compared to a loss of $145,106 and $364,311 for the comparable periods in fiscal 1993 primarily as a result of the increased revenues and decreased expenses generated in this fiscal year from the bloodstock sales discussed above.

LIQUIDITY AND FINANCIAL RESOURCES

Consolidated and Racetrack Segment

     The Company's working capital as of March 31, 1994 was $15,520,051 which represents an increase of $1,486,397 from the nine months ended March 31, 1993. This increase is primarily the result of positive cash flow from operations since the third quarter of fiscal 1993.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1994
                  AND FOR THE NINE MONTHS ENDED MARCH 31, 1994




Breeding Segment

     At March 31, 1994, the Company owned 2 thoroughbred broodmares, 4 stallion shares in 4 thoroughbred stallions, various seasons, one yearling and one other horse and a two thirds interest in one other horse.

     During fiscal 1994 the Company plans to continue a reduction of its bloodstock holdings begun during fiscal 1986 in response to what management believed to be a long term downturn in the bloodstock market.

INFLATION

     To date, inflation has not had a material effect on the Company's operations.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                    PART II

                               OTHER INFORMATION


Item 6.  Reports on Form 8-K

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





                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.




May 9, 1994          /s/Arthur Winkler
                     Arthur Winkler
                     President and Director




May 9, 1994          /s/William H. Warner
                     William H. Warner
                     Treasurer, Principal Financial and
                              Accounting Officer