Form 10-K
period 1994-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1994-09-12
CIK 320573

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal year ended June 30, 1994


                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from    to


Commission file number  0-9624
International Thoroughbred Breeders, Inc.

(Exact name of registrant as specified in its charter)

Delaware   22-2332039
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)


P.O. Box 1232 Cherry Hill, New Jersey 08034
(Address of principal executive offices)

Registrant's telephone number, including area code
(609) 488-3838

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered
Common Stock, $2.00 par value
American Stock Exchange
Series A Convertible Preferred Stock, $100.00 par value
American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.00 par value
(Title of class)

Series A Convertible Preferred Stock, $100.00 par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at September 2, 1994 was approximately $18,824,697 based upon the closing sales price for such stock on the American Stock Exchange as reported by The National Quotation Bureau Incorporated.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

9,551,319 shares of Common Stock, $2.00 par value outstanding as of September 2, 1994

PART I
ITEM 1 - BUSINESS

(A)  General Development of Business

     International Thoroughbred Breeders, Inc., a Delaware corporation incorporated October 31, 1980, is primarily engaged through its wholly owned subsidiary, Garden State Race Track, Inc. in the ownership and operation of the Garden State Park racetrack in Cherry Hill, New Jersey. It is also engaged in the business of purchasing, owning, breeding, and selling of thoroughbred horses used in thoroughbred (non-harness) racing and interests in same. As used herein, the term the "Company" shall include International Thoroughbred Breeders, Inc. and its wholly owned subsidiaries unless the context otherwise requires.

     During the year ended June 30, 1994, the Company realized after tax income of $2,500,596 in comparison to a loss after taxes in the prior fiscal year of $29,410,166. The change from a significant net loss to net income is primarily the result of operating profits generated this fiscal year due to:
1) a significant decrease in depreciation expense as a result of the quasi-reorganization at June 30, 1993; 2) reduced interest expense as a result of the extinguishment of the debt on the Garden State Park racetrack; and 3) operating profits before interest due parent generated by Garden State Park and operating profits generated by the breeding segment. In addition, in fiscal 1993, the Company recognized a net non-recurring loss of $25,866,599 as a result of the sale of the Philadelphia Park mortgage note.

     For the fiscal year ended June 30, 1994, Garden State Race Track, Inc. realized income from operations of $818,718 before interest expense and taxes, representing a change of $3,270,508 from a loss of $2,451,790 for the prior fiscal year, primarily reflecting operating profits before interest due to the parent.

     (See PART II, ITEM 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations.")

Developments Since the Beginning of the Last Fiscal Year:

     The conversion period for the Company's Series A Convertible Preferred Stock concluded as of July 31, 1993.

     As of September 27, 1993, the Company entered into development and management agreements with Gale and Wentworth, Inc., a real estate company of Florham Park, New Jersey, to develop as a retail shopping center an approximate 56 acre portion of the property at the Garden State Park racetrack which is presently unused for racing purposes. On March 21, 1994, the project received preliminary and final site plan approval from the Cherry Hill township planning board. Additional governmental approvals are necessary, including approvals from the New Jersey Department of Transportation. No assurances can be given that the approvals will be granted. Further, while solicitation of tenants is underway, no assurances can be given that adequate leases can be consummated with retail tenants if all governmental approvals are obtained.

     On June 2, 1994, the Board of Directors approved the adoption of an employee stock option plan subject to stockholder approval. A block of 475,000 shares of common stock was reserved for options to be granted under the plan. Under the plan, options to purchase the following number of shares were granted; 275,000 to Arthur Winkler, president of the Company, 75,000 to William H. Warner, treasurer of the Company, 75,000 to Richard E. Orbann, general manager of Garden State Park and 50,000 to Christopher C. Castens, secretary of the Company. These options, exercisable for a five year period commencing on the date of stockholder approval at a price of $5.875, are non-transferable and are only exercisable by the holder while he is employed by the Company or a subsidiary of the Company. On March 21, 1994, the Board of Directors granted non-transferable options, subject to stockholder approval, to purchase 1,000,000 shares of common stock at prices ranging from $12 to $24 to Francis W. Murray, President of International Thoroughbred Gaming Development Corporation, a recently formed wholly owned subsidiary of ITB. These options are exercisable during a two-year period commencing on the date of such stockholder approval and only while he is employed by the Company or a subsidiary of the Company.

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

     A settlement agreement containing certain contingencies was reached on real estate tax appeals with the township of Cherry Hill for the racetrack property. The original assessment of $88,203,100 was reduced to $72,000,000 effective as of January 1, 1994. This new assessment reduces the real estate taxes on the racetrack property by approximately $488,000 per year based upon current tax rates.

     The Company announced on March 22, 1994, an offer to purchase The Meadowlands Sports Complex and Monmouth Park for $1 Billion from the New Jersey Sports and Exposition Authority. An alternative offer also was made to purchase Monmouth Park and the Meadowlands Race Track improvements for $125 million and to enter into a long-term lease for the Meadowlands Race Track for $50 million per year. The offer is subject, among other conditions, to adoption by the voters of the State of New Jersey of an appropriate constitutional amendment authorizing casino gaming at the Meadowlands and Garden State Park racetracks. ITB has acquired options to purchase Atlantic City Race Course and Freehold Raceway. The option on the Atlantic City Race Course expires on March 18, 1995, with an additional one year option available for purchase at that time. The option to purchase Freehold Raceway expires on December 31, 1994. If these options are exercised, the Company could be committed for up to an additional $43,000,000 in purchase prices. Assuming acceptance of the Company's offer, the exercise of both racetrack options and adoption of the said constitutional amendment, the Company proposes to construct interactive gaming complexes that combine racing, casino gaming and entertainment on land presently used to stable and train horses at The Meadowlands and Garden State Park. The ITB offer proposes that up to 12 casinos be constructed and operated in the current stable area of each racetrack. Atlantic City's existing operating, licensed casino owners/operators would be offered the opportunity to own and operate all of those casinos with the Company being paid rent by the casino operators. The plan does provide that tracks can operate casinos within racetrack structures. Monmouth Park and Atlantic City Race Course would serve as the backstretch and training centers for The Meadowlands and Garden State Park respectively. The Company also announced the formation of a wholly owned subsidiary, International Thoroughbred Gaming Development Corporation (ITG), which will be responsible for implementing the above project.

     No assurances can be given that the Company's offer will be accepted or that the constitutional amendment will be placed on the ballot or adopted. Furthermore, even assuming such acceptance and adoption, no assurance can be given that the Company will be able to obtain the required financing.

(B)  Financial Information about Industry Segments

     The Company is currently engaged in two industry segments. One segment ("Race Track"), includes its racetrack operations at Garden State Park in Cherry Hill, New Jersey, accounting for approximately 91% of the Company's total revenue in fiscal 1994. The other segment ("Thoroughbred Horse Breeding"), accounting for approximately 1% of the Company's total revenue in fiscal 1994, involves the business of purchasing, owning, breeding and selling thoroughbred horses and interests in same. (See Note 16 of notes to the Company's financial statements in PART II, ITEM 8 for financial information concerning the Company's industry segments.)

(C)  Narrative Description of Business

     The Company is involved in the operation of Garden State Park racetrack and in the purchase, ownership, breeding and selling of thoroughbred horses, and interests in same, and activities incidental thereto. The following discussion treats the two activities separately.

(1) RACE TRACK SEGMENT

     (a) Garden State Park

     .    Ownership, Location and Property Description

     Opened by the Company for racing on April 1, 1985, Garden State Park is owned and operated by Garden State Race Track, Inc., a wholly owned subsidiary of the Company. The Company purchased the racetrack site on March 15, 1983, and through June 30, 1986 completed an extensive reconstruction of the racing facility as well as the construction of a separate sales pavilion. Garden State Park is situated on a tract of land (currently approximately 280 acres) located in Cherry Hill, New Jersey.

     The reconstructed grandstand and clubhouse is a 500,000 square foot, seven level, steel frame, glass enclosed, fully heated and air-conditioned facility with an adjacent multi-level glass covered thoroughbred paddock area. The facility can accommodate a total capacity of 24,000, with seating for approximately 9,500, and has three sit-down restaurants and 17 concession food stands. The backstretch area includes 27 barns and stables capable of accommodating approximately 1,500 horses, a harness paddock, a training track, dormitories, cafeteria and recreation buildings for backstretch personnel, an administration building, and other service buildings. Reconstruction also included restoration of the main dirt and turf tracks, installation of lighting for nighttime racing, paving of parking facilities that accommodate approximately 11,500 automobiles, landscaping, fencing and other amenities including furniture, fixtures and equipment.

     During fiscal 1986, the Company completed construction of a 56,000 square foot, 1-1/2 story sales pavilion which has a seating capacity of approximately 1,500. The Company uses the pavilion as a sales arena to conduct horse auctions, for closed circuit television events (racing as well as other sporting and non-sporting events), wagering, concerts, special events, concessions and other conveniences.

     .    Operations

     The Company is required to obtain and intends to annually renew thoroughbred and harness racing permits issued by the New Jersey Racing Commission in order to operate the racetrack facility.

     RACING DATES - Garden State Park's racing dates are primarily nighttime racing dates. For the fiscal year ended June 30, 1994, Garden State Park conducted standardbred racing from September 8, 1993 through December 11, 1993 on a four night per week basis for a total of 55 racing dates. Although Garden State Park received approval to conduct its 1994 Thoroughbred Meet on a four night per week basis for 79 nights from January 13, 1994 through May 28, 1994, racing was only conducted for 62 of those nights due to severe weather conditions that forced the cancellation of 17 scheduled race dates. The Company has received approval and plans to run a 1994 Harness Meet at Garden State Park on a four night per week basis. The meet, consisting of 51 racing dates, is scheduled to run from September 7, 1994 through December 3, 1994.


     ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Garden State Park and races simulcast to other racing facilities during the past three fiscal years:






    GARDEN STATE PARK
    LIVE AND SIMULCASTING TO

                                      DAILY AVERAGES
    THOROUGHBRED MEETS         1994          1993          1992

    Attendance                  3,492         4,234         4,839
    Live Handle               248,534       363,499       524,925
    Simulcast Sending Signal
      New Jersey Tracks       387,670       478,218       755,770
      Atlantic City Casinos    39,830         1,038             0
      Out-of-State Tracks     607,926       209,642             0
    Combined Handles        1,283,960     1,052,397     1,280,695
    Number of Live Race Days       62            74            98

                                      DAILY AVERAGES
    HARNESS MEETS              1993          1992          1991

    Attendance                  2,674         3,330         3,799
    Live Handle               237,558       303,908       363,045
    Simulcast Sending Signal
      New Jersey Tracks       550,057       501,853       592,158
      Atlantic City Casinos    33,228             0             0
      Out-of-State Tracks     367,498       164,547             0
    Combined Handles        1,188,340       970,308       955,203
    Number of Live Race Days       55            53            55


     SIMULCASTING - Simulcasting is the transmission of live horse racing by television signal from one racetrack to another with pari-mutuel wagering being conducted at the receiving track and a portion of the commission on the handle being shared with the sending track. To date, the simulcasting arrangements entered into by Garden State Park require the receiving track to remit a percentage of the pari-mutuel handle at such track to the sending track as commission. In addition, a portion of the handle at the receiving track is remitted to the sending track in New Jersey to be used for purses. An additional portion of the handle received at Garden State Park is also required to be used for purses in the current live race meeting, or at the next live race meeting conducted at the receiving track if none is in progress at the time of simulcasting.

     The following summarizes average handles experienced by Garden State Park in connection with receiving simulcasts during the past three fiscal years:







    GARDEN STATE PARK
    SIMULCASTING RECEIVED

                                          AVERAGES DAILY SIMULCAST

                         # of              # of              # of
    From Tracks:         days      1994     days      1993     days      1992
    New Jersey Tracks:
      Atlantic City(T)     70      99,851    72     167,165    57      227,139
      Freehold     (S)    211      41,510   218      58,278   210       79,767
      Meadowlands  (T,S)  240     127,036   247     197,922   273      216,658
      Monmouth     (T)     72     105,056    73     162,107    73      204,891
    Out-of-State   (T,S)  362     233,320   348     168,133     0            0


    TOTAL RECEIVING
    HANDLE                362 138,262,608   348 143,825,377   307  103,802,515

    (T)=Thoroughbred, (S)=Standardbred




     PARI-MUTUEL POOL CONTRIBUTIONS - The Company is required to contribute to the State of New Jersey's breeder award program. Until January 1, 1994 when the contribution requirement was effectively repealed, Garden State Park was required by New Jersey State law to remit 1/2 of 1% of all pari-mutuel pools annually to the State's General Fund. Pursuant to recently enacted legislation, Garden State Park is required to increase its required contributions to the State of New Jersey's horsemen and breeder award programs by approximately one half of the savings in the elimination of the General Fund requirement. The resulting net savings to Garden State Park was approximately $143,000 for the current fiscal year.

.    Loans and Existing Contracts

     In November, 1983, Garden State granted the exclusive right to operate all food and retail services and to sell or rent all food products and merchandise sold or rented at the racetrack facility to Servomation Corporation, which company has since become Service America Corporation ("Service America"), an unaffiliated third party experienced in the business, with principal offices in Stamford, Connecticut. The term of the agreement is for the 15 year period commencing on opening day of the racetrack. Service America agreed to invest $7,000,000 in the concession premises at the racetrack facility. The investment is being depreciated on a straight line basis over the term of the agreement, with Garden State paying Service America an amount equal to the undepreciated balance (if any) upon termination and thereby acquiring title to the improvements. As of June 30, 1994, the undepreciated balance is approximately $2,700,000. The agreement contains a schedule of varying percentages of adjusted gross sales of beverages, food and other items which Service America is required to pay as concession fees to Garden State on a monthly basis. In addition, Service America pays the Company a percentage of net profits on the Garden State Park Phoenix Restaurant's operations. Garden State Park is responsible for any net operating losses of the restaurant. Service America has obtained a license to permit the sale of alcoholic beverages at the racetrack. Garden State has a right of first refusal to purchase same at the expiration of the agreement subject to regulatory approval.

     An agreement was signed in May, 1993, whereby the Company agreed to permit the annual New Jersey State Fair to be held at Garden State Park for a mutually determined number of days in July and/or August, until 1997 in consideration of a percentage of the receipts from admissions, concessions, parking and other amenities received by the operator of the Fair. Provisions in the contract allow that either party could terminate the agreement with notice, in certain circumstances. The Fair was held at Garden State Park in 1993 and 1994.

     Garden State Park has a number of contractual arrangements including a contract with American Totalisator Co., Inc. for the leasing of a parimutuel system. Some of the other larger contracts with other entities are for video equipment and manpower, and program printing. The Company regards these contracts as typical for the industry.

     (c)  Segment Issues

     .    Competition

     Garden State Park which is located in Cherry Hill, New Jersey faces direct competition from year-round daytime thoroughbred racing at Philadelphia Park in Bucks County, Pennsylvania as well as three off-track betting parlors in the Philadelphia area operated by Philadelphia Park. (Up to three more off-track betting parlors in the Philadelphia area may be opened by Philadelphia Park. Whether these will be in competitive locations is unknown at this time.) Garden State Park also faces competition from Atlantic City Race Course (summer night thoroughbred racing); Freehold Raceway in Freehold, New Jersey (day harness racing); and Delaware Park near Wilmington, Delaware (day thoroughbred racing). Garden State Park also faces competition from Monmouth Park and The Meadowlands although these tracks lie greater distances from Garden State Park. Garden State Park simulcasts certain or all of its racing to and receives simulcasting of certain or all of their racing from all of the above racetracks. A state law enacted in 1992 permitting Garden State Park, other New Jersey racetracks and the Atlantic City Casinos to receive entire race cards from out-of-state tracks may have had and may in the future have the effect of increasing the competition Garden State Park faces in the state of New Jersey. Off-track wagering and full card simulcasting commenced in the state of Maryland in April, 1993 and full card simulcasting commenced in the state of Pennsylvania in May, 1993. This may have had and may in the future have the effect of increasing the competition Garden State Park faces from off-track betting parlors in the nearby Mid-Atlantic area. Competition from off-track betting, casino gambling (in Atlantic City), various state lotteries and other forms of gambling and entertainment including professional and collegiate sporting events may also have had and may in the future have a material adverse effect on racetrack attendance, wagering and thus profitability at Garden State Park. From time to time, legislation has been introduced in New Jersey and neighboring states which would further expand gambling opportunities. Approval of such legislation could increase competition for the Company in the future.

     .    Racing Industry

     The Company's racetrack operations and the market for the Company's thoroughbred horses is dependent upon continued governmental acceptance of racing as a form of legalized gambling. As a form of gambling, racing could be subjected at any time to restrictive regulation or banned entirely, although in the opinion of management of the Company, the introduction and expansion of off-track betting and/or pari-mutuel wagering in various jurisdictions in recent years would tend to indicate that racing is gaining even greater governmental acceptance and dependence as a source of revenue.

     .    Insurance Coverage

     After experiencing, together with others in the racetrack industry, several years of difficulty in obtaining various types of insurance, effective August 10, 1987 the Company began to secure general liability insurance on its racetrack subsidiaries through T.R.A. Insurance Company, Ltd. ("T.R.A."), a Bermuda-based captive company which is primarily owned by racetracks that are members of Thoroughbred Racing Associations of North America, Inc., the trade association of thoroughbred racetracks which the Company's track subsidiary has been a member of since its inception. Participation in the T.R.A. insurance program required a capital investment by the Company of approximately $165,000. During this fiscal year, the T.R.A. insurance program ceased writing new insurance and the Company's investment was written off.
The Company has currently contracted through an insurance broker general liability insurance, excess liability insurance, athletic participants coverage, workers compensation, automobile damage and garagekeepers liability insurance.

     .    Dependency on a Single Customer

     During fiscal 1994, no single customer or group of customers accounted for ten percent or more of the racetrack segment's revenues.

(2)  THOROUGHBRED HORSE BREEDING SEGMENT

     (a)  Purchase of Horses

     At June 30, 1994, the Company owned two thoroughbred broodmares, four stallion shares in four thoroughbred stallions, various seasons, one yearling, one other horse and a two thirds interest in one other horse. The net book value of the livestock at June 30, 1994 was approximately $61,000.

     (b)  Breeding

     As of the end of the current breeding season, one of the Company's two broodmares was in foal and expected to deliver in 1995.

     (c)  Sale of Horses

     The Company's thoroughbred horse breeding segment receives the bulk of its revenues from sales of young horses (usually as yearlings or weanlings) foaled from its broodmares, although some of such horses may be retained for breeding purposes. The Company's stallion shares are generally owned pursuant to agreements which prohibit sale without offering other owners of shares in the stallion the right of first refusal; however, there is no such restriction against the Company's sale or assignment of seasons in a stallion.

     Generally, the Company believes it could sell most of its horses within a year. In recent years, revenues and earnings from its breeding operation have tended to be greater in the earlier part of the fiscal year than in the later quarters. Most revenues from the sale of yearlings have come in the first fiscal quarter, most revenues from the sale of weanlings and breeding stock in the second fiscal quarter, and most revenues from the sale of stallion seasons in the second and third fiscal quarters. In the fourth fiscal quarter, which is the high point of the breeding season, there is very little industry selling activity and in recent years, nominal sales revenues to the Company. Most expenses, including depreciation, board and insurance, are incurred evenly through the year.

     The Company has entered into foal sharing agreements with regard to thoroughbred horses with third parties including affiliated parties to the extent such agreements do not conflict with the Company's operations.

     (d)  Insurance

     The Company's wholly owned subsidiary, Olde English Equine Insurance Agency, Inc., which was acquired in 1981, conducted a general insurance agency business specializing in placing equine insurance until it assigned its accounts to a third party insurance agency, Keystone National Insurance of Cherry Hill, N.J. effective April 20, 1989. The Company currently receives 50% of all commission earned on these accounts by Keystone. Currently this revenue is immaterial.


     (e)  Maintenance, Fees and Other Expenses

     The Company's horses are boarded at farms owned by others where breeding and foaling takes place. Board includes housing, pasture, feed and supervision. The average charge for maintaining a horse currently ranges from $12 to $20 per day. At June 30, 1994, the Company was boarding its horses at various locations in the United States and Europe. In addition, the Company pays its own stud fees, insurance premiums, transportation costs, agents' commissions, blacksmith and veterinary fees.

      As a result of the Company's continuing bloodstock reduction program, the reduced value of the current bloodstock does not warrant purchasing insurance coverage at this time. Any of the Company's insurance coverage may be altered from time to time at management's discretion.

     (f)  Conflicts of Interest

     Actual or potential conflicts of interest exist between the Company on the one hand and certain of its officers, directors and principal stockholders.

     Robert E. Brennan, Chairman of the Board, Chief Executive Officer, and a principal stockholder of the Company, through Due Process Stables, Inc. ("Due Process") which he owns together with members of his immediate family, presently owns racehorses as well as various broodmares, the bulk of which were purchased at auction, and several stallion shares purchased at auction and privately, and may continue to purchase and sell racehorses, broodmares and stallion shares. Mr. Brennan has agreed while a holder of record or beneficially of at least 10% of the Company's outstanding Common Stock or securities convertible into 10% of the Common Stock, to give the Company a right of first refusal in connection with any private purchase by him of any broodmares, stallion shares and stallion seasons and any private sale of any broodmare or any thoroughbred racehorse he owns after it has become a breeding animal. Mr. Brennan's racehorses have in the past, and may in the future, race for purses offered at the Company's racetrack.

     The Company has entered into various transactions with Due Process, Mr. Brennan and his affiliates. Determination whether to enter into any such transactions or whether to exercise any right of first refusal has in the past, and in the future shall, in each case be made for the Company by Kerry
B. Fitzpatrick, (a Director of the Company) after consultation, where appropriate, with the Company's research sources and after taking into account, where appropriate, industry practice regarding commissions, available broodmares, stallion shares and stallion seasons, bloodlines (genealogical) analysis and where available, published prices for interests offered to be purchased or sold. Approval of the Company's independent directors is also obtained on all such transactions.

     Situations may occur where the Company and Mr. Brennan or one of his respective ventures may be competing to purchase or sell horses in the same place at the same time. While such activities would primarily take place at public auctions, there can be no assurance that conflicts of interest will not arise.

     Robert J. Quigley, a Director and formerly President of the Company and President of Garden State Race Track, Inc., until his resignation in July 1992, has a partnership interest in one horse of racing age, one yearling, one weanling and one broodmare. Horses in which Mr. Quigley has an interest have in the past and may in the future race for purses offered at the Company's racetrack.

     Kerry B. Fitzpatrick, a Director and formerly Chief Executive Officer of the Company, has agreed while affiliated with the Company not to purchase any broodmares for his own account and to give the Company a right of first refusal with respect to any private purchase by him of any stallion shares and stallion seasons. Mr. Fitzpatrick has agreed to give the Company a right of first refusal in connection with any private sale of any thoroughbred racehorse he may own after it has become a breeding animal. Horses in which Mr. Fitzpatrick has an interest have in the past and may in the future race for purses offered at the Company's racetracks. Mr. Fitzpatrick currently does not own any breeding or racing stock.

     (g)  Competition

     The Company is an insignificant factor in the breeding and selling of thoroughbred horses. There are several thoroughbred horse breeding farms and entities both in the United States and overseas which have been in business for many years and have substantially greater financial resources than the Company. Since horse markets are international, and since auctions where the Company has bought the bulk of its broodmares, stallions and interests therein are internationally advertised, the Company competes in its transactions involving thoroughbreds and interests therein with most, if not all, of the major horse breeders in the United States and overseas.

     (h)  Dependence on a Single Customer

     During fiscal 1994, no single customer or group of customers accounted for a material portion of revenue to the Company.

(3)  Research and Development

     The Company does not spend material amounts on research and development activities.

(4)  Employees and Consultants

     The Company directly employs approximately 530 persons during the thoroughbred meet and 470 during the harness meet in connection with the operation of Garden State Park. Personnel include pari-mutuel machine tellers, security personnel, admissions, cleaning, maintenance, and parking personnel, most of whom are presently represented by unions with which the Company has entered into contracts. Non-union racing department officials and starters are also employed during each meet.

     In addition, the track employs approximately 63 persons on a full time basis. This personnel provides information, media, marketing, executive, administrative and clerical services and support for the track.

     At June 30, 1994, the Company employed 7 full-time corporate executive, administrative, and clerical personnel. The Company may also engage consultants from time to time to provide advisory services.

ITEM 2 - PROPERTIES

     The Company was under a lease obligation for office space on a portion of one floor of a two-story office and commercial building at 525 Highway 33 East, Englishtown, New Jersey. This space was formerly used as its executive and administrative offices. Following the relocation of the Company's executive staff to the Garden State Park property, the Company entered into a sub-lease arrangement with an unaffiliated party for a portion of the space which provided $725 of income per month. The three year lease expired January 31, 1994.

     The Company owns a condominium unit and ownership interest in the Ocala Jockey Club in Reddick, Florida. The Ocala Jockey Club allows owners to board and train horses at markedly reduced rates.

     See PART I, ITEM 1, (C) "Narrative Description of Business" as to the Company's Garden State Park properties.


ITEM 3 - LEGAL PROCEEDINGS

     The Company, certain of its present and former directors, and certain other parties including the Underwriter of the Company's four public offerings from 1983 through 1986 (a broker-dealer firm owned by the Company's Chairman of the Board and principal stockholder), were the defendants in two putative class actions filed in August, 1986 and July, 1987 in the United States District Court for the Southern District of New York. The complaint filed in August, 1986 was also asserted derivatively against all defendants except the Company. The essential allegations of the complaints in the two actions were that the Company's prospectuses utilized in connection with the Company's said four public offerings violated the federal securities laws by containing false and misleading information and omitting to disclose other material information, and that the defendants were liable therefor. The actions sought judgements in amounts equal to approximately $200,000,000 representing the gross proceeds of the Company's said four public offerings, as well as punitive damages against all defendants and treble damages and attorneys' fees against all defendants other than the Company. In fiscal 1988, the U.S. District Court transferred both cases from the Southern District of New York to the District of New Jersey. On June 7, 1988, a consolidated amended complaint was filed by the plaintiffs in the two putative "class action" suits described above, in the United States District Court in Trenton. This complaint was substantially similar to the original suits filed separately except to expand the number of current and former directors as defendants. On July 27, 1989, based upon motions filed by the Company, the United States District Court, District of New Jersey, dismissed some, but not all of the claims asserted in the consolidated amended complaint.

     The factual allegations underlying the remaining claims are that the prospectuses issued in the Company's 1984, 1985 and 1986 public offerings failed to disclose that (a) the profitability of Garden State, and by extension, ITB, was directly dependent upon Garden State's betting handle and attendance; (b) that Garden State's ability to attract customers and betting dollars was limited by the demographics of the population of the Delaware Valley area in which it was based; (c) that the reasonable market potential for Garden State's attendance and betting handle were delimited by the attendance and betting handle of the previous Garden State Park racetrack ("Old Garden State"); (d) that there is a direct ratio between the number of days in a racing meet and the daily attendance and betting handle, i.e., the longer the meet, the smaller the average daily attendance and betting handle;
(e) that based upon its costs of acquisition and construction, in order for Garden State to "break even" on an operating basis, it needed an average on track daily betting handle of at least $1.7 million based on a racing meet of approximately 100 days; (f) that the Old Garden State had not achieved a $1.7 million average daily betting handle since 1971 when the racing meet was only 60 days; that the $1.7 million level was attained prior to the competition from the casinos in nearby Atlantic City; that the Old Garden State's average daily betting handle in 1977, its last year of operation, was less than $1.2 million; and that the average daily betting handle for the Old Garden State's last five years of operation was $1.347 million; (g) that Garden State's revenues would in large part be derived from harness racing meets which had never been held at the Old Garden State; and (h) that both thoroughbred and harness racing were experiencing steep declines in attendance and betting handle both nationally and regionally over the years.

     On October 20, 1993, the United States District Court for the District of New Jersey signed an order granting preliminary approval to a proposed partial settlement of the consolidated class action pending since 1986 against the Company, its officers and directors and various other defendants alleging various violations of federal securities laws and other statutes. Although the Company believes this lawsuit is totally without merit, it has incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. Therefore in order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed the proposed partial Settlement Agreement. The proposed partial settlement required the Company to make a $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note. If effectuated, the settlement would dispose of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the Company against all parties in the litigation. As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections from certain non-settling defendants or in the event of collection of any of the above described $150,000 contingency payment. On April 12, 1994, an order was entered approving the settlement agreement and entering a final judgement of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company.

     Certain non-settling defendants have appealed to the order approving the settlement. In the event the settlement is upset on appeal, the Company intends to continue to vigorously contest this lawsuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted by the Company to a vote of its security holders during the quarter ended June 30, 1994.

PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

(A)     Market Information

     The Company's Common Stock has been traded on the American Stock Exchange since April 4, 1985, under the symbol "ITB". The following table indicates the high and low sales prices for such stock on the American Stock Exchange on a quarterly basis for the two years ended June 30, 1994, based upon information supplied by the American Stock Exchange.

     AMERICAN STOCK EXCHANGE

                              Sales Price
Quarter Ended:                High      Low
September 30, 1992            4.00      1.88
December 31, 1992             3.63      2.25
March 31, 1993                6.00      2.63
June 30, 1993                 5.88      4.00

September 30, 1993            5.75      4.00
December 31, 1993             5.88      4.50
March 31, 1994                8.25      4.75
June 30, 1994                 7.25      4.88

(B)     Holders

     As of June 30, 1994, the number of record holders of the Company's Common Stock was 34,847.

(C)     Dividends

     The Company has not paid any dividends on its Common Stock since its inception. Anticipated capital requirements of the Company make it unlikely that any dividends will be declared in the foreseeable future on the Company's Common Stock. Furthermore, 25% of "net racetrack earnings" (as defined in Note 15 of the Company's financial statements, Item 8) from the Company's Garden State Park racetrack facility are required to be paid by the Company in dividends on its Series A Convertible Preferred Stock and thus would not be available for payment as dividends on the Common Stock.




     Item 6 - SELECTED FINANCIAL DATA

     INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     AND SUBSIDIARIES

                                               Years Ended June 30,
                                                    1994            1993
     Revenue from Operations                 $    37,334,236 $    38,478,067
     Investment Income Revenue                     3,343,274       3,394,805

         Total Revenue                       $    40,677,510 $    41,872,872

     Income(Loss) from Continuing Operations $     2,500,596 $    (3,543,567)

     Net Income (Loss)                       $     2,500,596 $   (29,410,166)

     Net Income (Loss) from Continuing
         Operations per Common Share         $          0.26 $         (0.40)

     Working Capital (Deficiency)            $    16,757,837 $    14,128,362

     Total Assets                            $    74,433,411 $    72,263,542

     Short Term Debt                         $        40,000 $        35,418

     Long-Term Debt                          $      -0-      $        50,000

     Shareholders' Equity                    $    69,807,985 $    67,307,389

     Cash Dividends Per Share                $      -0-      $      -0-

     Weighted Average Number of Shares             9,547,900       8,950,025

     Common Shares Outstanding                     9,551,255       9,511,415

(1) Total Assets and Shareholders' Equity for June 30, 1993 reflect the effects of the quasi-reorganization. The 1994 statement of operations is not comparable to prior years. (See Note 3 of notes to the Campany's financial statements in PART II, ITEM 8.)
(2) The rights offering in August, 1992 materially affects the comparability of the loss per share data.
(3) The weighted average number of shares, the per share data and the common shares outstanding have been restated for all periods to reflect the one-for-twenty reverse stock split effected on March 13, 1992.
(4) One of the Company's two racetracks was sold in the fiscal year ended June 30, 1991 which materially affects the comparability of a portion of the information reflected in the above data.

     Item 6 - SELECTED FINANCIAL DATA

     INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     AND SUBSIDIARIES

                                               Years Ended June 30,
                                                    1992            1991            1990
     Revenue from Operations                 $    39,505,622 $    67,657,622 $    91,566,947
     Investment Income Revenue                     5,610,502       3,725,168         561,249

         Total Revenue                       $    45,116,124 $    71,382,790 $    92,128,196

     Income(Loss) from Continuing Operations $    (7,266,183)$   (10,977,558)$   (12,799,513)

     Net Income (Loss)                       $    (6,466,152)$     4,288,480 $    (8,505,695)

     Net Income (Loss) from Continuing
         Operations per Common Share         $         (1.49)$         (2.16)$         (2.63)

     Working Capital (Deficiency)            $    (2,098,249)$     2,434,656 $   (12,717,003)

     Total Assets                            $   204,235,883 $   211,083,683 $   226,607,291

     Short Term Debt                         $     2,900,896 $     3,883,608 $    20,732,305

     Long-Term Debt                          $    24,885,264 $    24,920,282 $    22,565,953

     Shareholders' Equity                    $   171,203,740 $   177,669,892 $   173,381,412

     Cash Dividends Per Share                $      -0-      $      -0-      $      -0-

     Weighted Average Number of Shares             4,868,001       5,090,256       4,867,220

     Common Shares Outstanding                     4,869,046       4,867,507       4,867,370

(1) Total Assets and Shareholders' Equity for June 30, 1993 reflect the effects of the quasi-reorganization. The 1994 statement of operations is not comparable to prior years. (See Note 3 of notes to the Campany's financial statements in PART II, ITEM 8.)
(2) The rights offering in August, 1992 materially affects the comparability of the loss per share data.
(3) The weighted average number of shares, the per share data and the common shares outstanding have been restated for all periods to reflect the one-for-twenty reverse stock split effected on March 13, 1992.
(4) One of the Company's two racetracks was sold in the fiscal year ended June 30, 1991 which materially affects the comparability of a portion of the information reflected in the above data.



ITEM 7 - MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS


FISCAL YEAR 1994 VS. FISCAL YEAR 1993


(A)  Liquidity and Capital Resources

     The Company's working capital, on a consolidated basis, as of June 30,
1994, was $16,757,857.   The Company's working capital position increased
$2,629,475 for this fiscal year as compared to the fiscal year ended June 30, 1993 primarily as a result of a positive cash flow from operations and gains realized from trading securities. The Company is committed to a minimum of $550,000 in expenses related to the pursuit of expanding casino development under the direction of the newly created International Thoroughbred Gaming Development Corporation subsidiary.

     (1)  Racetrack Segment

       The working capital of the racetrack segment increased $708,616, before interest due to the parent, as a primary result of earnings for the year. The Company is committed to spending approximately $330,000 in connection to the development of the 56 acre parcel of racetrack property as a retail shopping center.

     (2)  Thoroughbred Horse Breeding Segment

     At June 30, 1994, the Company owned two thoroughbred broodmares, four stallion shares in four thoroughbred stallions, one season, one yearling, one other horse and a two thirds interest in one other horse.

     The sale of a broodmare or stallion share, reduces the producing assets of the Company and would have an effect on future earnings; the sale of foals would not. During fiscal 1993 and 1994, the Company continued a reduction of its bloodstock holdings begun during fiscal 1986 in response to what management believed to be a long term downturn in the bloodstock market and the continuing need to raise cash for the operating requirements of the racetracks. The Company plans to continue its bloodstock reduction program in fiscal 1995.

(B)  Operations

     During the year ended June 30, 1994, the Company realized after tax income of $2,500,596 in comparison to a loss after taxes in the prior fiscal year of $29,410,166. The change from a significant net loss to net income is primarily the result of: 1) a significant decrease in depreciation expense as a result of the quasi-reorganization at June 30, 1993; 2) reduced interest expense as a result of the extinguishment of the debt on the Garden State Park racetrack; 3) operating profits before interest due parent generated by Garden State Park and operating profits generated by the breeding segment. Total revenues decreased by approximately 3% from $41,872,872 in fiscal 1993 to $40,667,510 in fiscal 1994 primarily as a net result of increased revenues generated by Garden State Park during the first half of the fiscal year reduced by a decrease in revenues generated by Garden State Park during the second half of fiscal 1994. Total expenses decreased $7,239,524 or 16% from $45,416,439 in fiscal 1993 to $38,176,915 in fiscal 1994 primarily as a result of decreased depreciation and interest expense as discussed above.

     During the year ended June 30, 1994, the Company realized investment income of $3,343,274. This represents a decrease of $51,531 from the 1993 investment income of $3,394,805. The decrease is primarily the net result of the elimination of mortgage interest as a result of the sale of the mortgage note held on Philadelphia Park and the increase in short term investment gains realized from trading securities. (See Note 7 of the accompanying financial statements.)

     (1)  Racetrack Segment

     During the year ended June 30, 1994, the racetrack segment realized income of $818,718 before taxes as compared to a loss of $2,451,790 before taxes for the prior fiscal year. For purposes of segment discussion, interest expense of $628,068 for the prior fiscal year associated primarily with the mortgage on the racetrack is recognized as a corporate expense, not that of the racetrack segment.

     During the current fiscal year (July 1, 1993 to June 30, 1994) Garden State Park ran its ninth standardbred (harness) meet from September 8, 1993 through December 11, 1993 (55 dates) and its tenth thoroughbred meet from January 13, 1994 through May 28, 1994 (62 dates). During these race meetings, Garden State Park simulcasts its live racing to out-of-state racetracks in addition to other racetracks in New Jersey. Simulcasting of the live race meetings into certain Atlantic City casinos was also conducted during the year. Simulcasting into the racetrack from out-of-state racetracks and New Jersey racetracks continues throughout the fiscal year.

     During the fiscal year ended June 30, 1994, Garden State Park realized operating income of $818,718 before interest and income taxes compared to a loss during the fiscal year ended June 30, 1993 of $4,184,421. The change from operating losses to operating income for the racetrack primarily reflect the effect of the quasi-reorganization which significantly reduced depreciation expense by approximately $5,000,000. Operating expenses decreased $1,260,597 or 5% primarily as a result of a reduction in the cost of outside service contracts. General and administrative expenses were reduced by $782,604 or 18% primarily as a result of a cost reduction program in effect for the year.

     The 1993 (fiscal 1994) Harness Meet (55 days) resulted in operating income of approximately $1,146,000, compared with the 1992 Harness Meet's (53 days) operating losses of approximately $951,000. The change primarily reflects the significant decrease in depreciation expense as discussed above. In addition, the racetrack experienced decreases in the average daily attendance and handle which reduced revenues generated by live racing offset by increased revenues generated by the simulcasting out of these races to New Jersey and out-of-state racetracks and the Atlantic City casinos. Daily on-track attendance and wagering at the track's 1993 Harness Meet, averaged 2,674 and $237,558, respectively, as compared to 3,330 and $303,908, respectively, during the 1992 Harness Meet.

     Although Garden State Park received approval to conduct its 1994 Thoroughbred Meet on a four night per week basis for 79 nights from January 13, 1994 through May 28, 1994, racing was only conducted for 62 of those nights due to severe weather conditions that forced the cancellation of 17 of those scheduled race dates. The 1994 Thoroughbred Meet (62 days) had an operating loss of approximately $360,000 compared to the 1993 Thoroughbred Meet (74 days), which had an operating loss of approximately $1,272,000. This decrease in operating losses also primarily reflects the significantly reduced depreciation expense as discussed above. Daily on-track attendance and wagering at Garden State Park's 1994 Thoroughbred Meet averaged 3,492 and $248,534, respectively. During the 1993 Thoroughbred Meet, attendance and on-track wagering averaged 4,234 and $363,499, respectively.

     During the fiscal year ended June 30, 1994 the track realized income of approximately $35,000 during the non-racing periods between meets as compared to a loss of approximately $1,961,000 in the prior fiscal year. The change was primarily due to the significantly decreased depreciation expense during this fiscal year as compared to last.

     Simulcasting, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 75% of revenue at Garden State Park during fiscal 1994 and 1993.

     (2)  Thoroughbred Horse Breeding Operations

     Revenues and expenses from breeding operations for the current fiscal year ended June 30, 1994 were approximately 1% of total revenues and expenses of the Company for the period.

     Revenues from breeding operations for the fiscal years ended June 30, 1994 and 1993 were $573,323 and $273,499, respectively, representing an increase of $299,824 primarily of the increased value of the breeding stock sold during comparable periods.

     As a result of the Company having a lower cost basis in the breeding stock sold during the 1994 fiscal year as compared to fiscal 1993, the cost of revenues generated by the breeding segment in the current fiscal year was $166,649, representing a $130,229 or 44% decrease in comparison to last fiscal year. Operating and depreciation expenses for the current fiscal year were $167,370 representing a $162,034 or 49% decrease from the prior fiscal year due to the number of animals owned during the periods being significantly reduced.

     The breeding segment realized income before taxes of $171,336 as compared to a loss before taxes of $429,697 for the prior fiscal year, primarily reflecting the increase in revenues and decrease in expenses during fiscal 1994 as discussed above.


FISCAL YEAR 1993 VS. FISCAL YEAR 1992


(A)  Liquidity and Capital Resources

     Insofar as the racetrack subsidiary is dependent upon the parent company for capital resources, the discussion of liquidity and capital resources with respect to the racetrack segment is presented on a consolidated rather than a segmented basis.

     (1)  Racetrack Segment

     The Company's working capital as of June 30, 1993, was $14,128,362. A rights offering in August of 1992 provided the Company with approximately $9,000,000 for working capital. As a result of selling the Philadelphia Park mortgage in January of 1993 for $27,000,000 in cash and non-cumulative contingent payments which may be paid to the Company, the Company was able to pay $21,600,000 to satisfy, in full, the existing notes and mortgage on Garden State Park. The Company's working capital position increased $16,226,611 for this fiscal year as compared to the fiscal year ended June 30, 1992 primarily as a net result of these three events. The Company had no material commitments for capital expenditures as of June 30, 1993.

     (2)  Thoroughbred Horse Breeding Segment

     At June 30, 1993, the Company owned seven thoroughbred broodmares, eight stallion shares in seven thoroughbred stallions, various seasons, three foals, six yearlings, one other horse, and a two thirds interest in one other horse.

     The sale of a broodmare or stallion share, reduces the producing assets of the Company and would have an effect on future earnings; the sale of foals would not. During fiscal 1992 and 1993, the Company continued a reduction of its bloodstock holdings begun during fiscal 1986 in response to what management believed to be a long term downturn in the bloodstock market and the continuing need to raise cash for the operating requirements of the racetracks. The Company continued its bloodstock reduction program in fiscal 1994.

(B)  Operations

     During the year ended June 30, 1993, the Company incurred after depreciation and taxes a loss of $29,410,166 in comparison to a loss after depreciation and taxes in the prior fiscal year of $6,466,152 primarily as a result of: (1) the sale of the Philadelphia Park mortgage which produced a net non-operating loss of $27,599,230; (2) reduced interest income as a result of the sale of the mortgage; and (3) although cash flow was positive, the high cost of depreciation resulted in continued losses at Garden State Park which was offset by a $1,732,631 extraordinary gain. Total revenues decreased by approximately 7% from $45,116,124 in fiscal 1992 to $41,872,872 in fiscal 1993 primarily as a result of reduced investment interest income as a result of the sale of the Philadelphia Park mortgage. Operating losses decreased 51% or $3,682,616 from $7,266,183 in fiscal 1992 to $3,543,567 in fiscal 1993. The decrease in operating losses primarily reflect the net effect of: (1) significantly decreased operating losses generated by the racetrack segment in fiscal 1993; (2) the net effect of decreased revenues and expenses generated by the breeding segment during comparable periods in fiscal 1993 and 1992; offset by (3) decreased interest income as a result of the sale of the Philadelphia Park mortgage.

     During the year ended June 30, 1993, the Company realized investment income of $3,394,805. This represents a decrease of $2,215,697 from the 1992 interest income of $5,610,502 and is primarily the result of decreased interest income as a result of the sale of the Philadelphia Park mortgage.

     (1)  Racetrack Segment

     During the year ended June 30, 1993, the racetrack segment lost $2,451,790 before taxes as compared to a loss of $8,261,681 before taxes for the prior fiscal year. For purposes of segment discussion, interest expense of $628,068 for the 1993 fiscal year and $1,679,748 for the prior fiscal year associated primarily with the mortgage on the racetrack is recognized as a corporate expense, not that of the racetrack segment.

     .    Garden State Park

     During the 1993 fiscal year (July 1, 1992 to June 30, 1993) Garden State Park ran its eighth standardbred (harness) meet from September 9, 1992 through December 12, 1992 (53 dates) and its ninth thoroughbred meet from January 15, 1993 through May 29, 1993 (74 dates). Garden State Park also sent and received simulcasting (live racing telecasts) from out-of-state racetracks in addition to other racetracks in New Jersey during its live race meetings. Simulcasting into the racetrack from out-of-state racetracks and New Jersey racetracks continued throughout the non-racing periods in the 1993 fiscal year.

     During the fiscal year ended June 30, 1993, Garden State Park incurred an operating loss of $4,184,421 before interest and income taxes compared to a loss during the fiscal year ended June 30, 1992 of $9,061,713 primarily reflecting significantly decreased losses incurred during the year primarily as a result of the net effect of: (1) increased revenues generated by the addition of full card out-of-state simulcasting into the racetrack made possible by a new law which became effective in the first quarter of the fiscal year; (2) decreased revenues generated as a result of the reduced number of live racing days during the Harness and Thoroughbred meets; and (3) an overall reduction in expenses.

     The 1992 (fiscal 1993) Harness Meet (53 days) resulted in operating losses of approximately $951,000, compared with the 1991 Harness Meet's (55 days) operating losses of approximately $1,857,000. The decrease in operating losses primarily reflect decreases in the average daily attendance and handle offset by increased revenues generated by the addition of the full card simulcasting as discussed above. Daily on-track attendance and wagering at the track's 1992 Harness Meet, averaged 3,330 and $303,908, respectively, as compared to 3,799 and $363,045, respectively, during the 1991 Harness Meet.

     The 1993 Thoroughbred Meet (74 days) had an operating loss of approximately $1,272,000 compared to the 1992 Thoroughbred Meet (98 days), which had an operating loss of approximately $4,259,000. The decrease in operating losses primarily reflects the net effect of a decrease of 24 days in the number of live racing days in fiscal 1993 as compared to live racing days in fiscal 1992 offset by increased revenues generated by the addition of full card simulcasting as discussed above. Daily on-track attendance and wagering at Garden State Park's 1993 Thoroughbred Meet averaged 4,234 and $363,499, respectively. During the 1992 Thoroughbred Meet, attendance and on-track wagering averaged 4,839 and $524,925, respectively.

     During the fiscal year ended June 30, 1993 the track continued to sustain operating losses during the non-racing periods between meets. Such losses were reduced in fiscal 1993 to approximately $1,961,000 as compared to $2,943,000 in fiscal 1992.

     Simulcasting, both to and from other New Jersey racetracks as well as out-of-state racetracks, accounted for approximately 75% of revenue at Garden State Park during fiscal 1993 as compared to 53% for fiscal 1992. Net proceeds to Garden State Park from simulcasting revenue after direct expenses average 3% to 4% of handle. In addition, the track keeps approximately 50% of the purse money generated from this wagering to help to offset purse expenses paid to horsemen.

     (2)  Thoroughbred Horse Breeding Operations

     Revenues and expenses from breeding operations for the fiscal year ended June 30, 1993 were approximately 1% and 2% of total revenues and expenses, respectively, of the Company for the period.

     Revenues from breeding operations for the fiscal years ended June 30, 1993 and 1992 were $273,499 and $815,725, respectively, representing a decrease of $542,226 or 67% primarily of the breeding stock available for sale and sold during comparable periods being significantly reduced in value as a result of the Company's continuing effort to reduce its bloodstock holdings.

     As a result of the Company having a lower cost basis in the breeding stock sold during the 1993 fiscal year as compared to fiscal 1992, the cost of revenues generated by the breeding segment in the 1993 fiscal year was $296,878, representing a $490,068 or 62% decrease in comparison to last fiscal year. Operating and depreciation expenses for the current fiscal year were $329,404 representing a $242,786 or 58% decrease from the prior fiscal year due to the number of animals owned during the periods being significantly reduced.

     The loss before taxes from breeding operations for the 1993 fiscal year in comparison to fiscal 1992 was $429,697 and $658,711, respectively, primarily reflecting the decrease in revenues and expenses during fiscal 1993 as discussed above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached.


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on accounting and financial disclosure between the Company and its independent public accountants.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
International Thoroughbred Breeders, Inc.
  and Subsidiaries


     We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and its wholly-owned subsidiaries as of June 30, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Thoroughbred Breeders, Inc. and its wholly-owned subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.





                              MORTENSON AND ASSOCIATES, P.C.
                              Certified Public Accountants

Cranford, New Jersey
August 9, 1994





    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS
    AS OF JUNE 30, 1994 AND 1993

    ASSETS

                                                                    June 30,        June 30,
                                                                           1994            1993
    CURRENT ASSETS:
     Cash                                                           $     2,683,361 $     1,744,475
     Short-Term Investments                                              13,392,730      13,593,180
          TOTAL CASH AND CASH EQUIVALENTS                                16,076,091      15,337,655

     Restricted Cash and Trading Investments                                      2,690,072       1,945,017
     Accounts Receivable - Net                                              937,921         727,692
     Prepaid Expenses                                                       907,654         590,381
     Accrued Interest Receivable                                             44,439           4,171
     Other Current Assets                                                     7,703          14,858
          TOTAL CURRENT ASSETS                                           20,663,880      18,619,774

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
     Land and Buildings                                                  52,133,715      51,512,558
     Equipment                                                            1,800,630       1,529,394
     Livestock                                                              187,951       1,182,011
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK                                              54,122,296      54,223,963
    LESS: Accumulated Depreciation                                          801,031       1,174,590
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK  - NET                                       53,321,265      53,049,373

    OTHER ASSETS                                                            448,266         594,395

    TOTAL ASSETS                                                    $    74,433,411 $    72,263,542

    See Notes to Financial Statements.

    CONSOLIDATED BALANCE SHEETS
    AS OF JUNE 30, 1994 AND 1993

    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    June 30,        June 30,
                                                                           1994            1993
    CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                          $     3,866,043 $     4,455,994
     Notes Payable - Current Portion                                         40,000          35,418
          TOTAL CURRENT LIABILITIES                                       3,906,043       4,491,412

    DEFERRED INCOME                                                         719,383         414,741

    LONG-TERM LIABILITIES                                                         0          50,000

    COMMITMENTS AND CONTINGENCIES                                                 0               0

    SHAREHOLDERS' EQUITY:
     Series A (Convertible) Preferred Stock $100.00 Par Value,
       Authorized 500,000 Shares, Issued and Outstanding,
       362,443 and 441,664 Shares, Respectively                          36,244,275      44,166,375
     Common Stock $2.00 Par Value, Authorized 25,000,000 Shares,
       Issued and Outstanding, 9,551,255 and 9,511,415 Shares,
       Respectively                                                      19,102,509      19,022,830
     Capital in Excess of Par (June 30, 1993 reflects
     quasi-reorganization)                                               11,960,605       4,118,184
     Retained Earnings (subsequent to June 30, 1993, date of
     quasi-reorganization, total deficit
     eliminated $102,729,936)                                             2,500,596               0
          TOTAL SHAREHOLDERS' EQUITY                                     69,807,985      67,307,389

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                        $    74,433,411 $    72,263,542

    See Notes to Financial Statements.

    CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992


                                                                    Years Ended June 30,
                                                                           1994            1993
    REVENUES:
     Revenue from Operations                                        $    37,334,236 $    38,478,067
     Investment Income Revenue                                            3,343,274       3,394,805
               TOTAL REVENUES                                            40,677,510      41,872,872

    EXPENSES:
     Cost of Revenues                                                    10,416,610       9,970,694
     Operating Expenses                                                  22,088,521      23,308,378
     Depreciation & Amortization                                            544,344       5,601,887
     General & Administrative Expenses                                    5,127,440       5,896,787
     Interest Expense                                                             0         638,693
               TOTAL EXPENSES                                            38,176,915      45,416,439

     INCOME(LOSS) FROM OPERATIONS BEFORE
       TAXES, NON-OPERATING INCOME(LOSS) AND
       EXTRAORDINARY ITEM                                                 2,500,596      (3,543,567)

     NON-OPERATING INCOME(LOSS)                                                   0     (27,599,230)

     INCOME(LOSS) BEFORE TAXES AND
       EXTRAORDINARY ITEM                                                 2,500,596     (31,142,797)

     LESS:Income Tax Expense                                                      0               0

     INCOME(LOSS) BEFORE
        EXTRAORDINARY ITEM                                                2,500,596     (31,142,797)

     EXTRAORDINARY ITEM:
        Gain on Extinguishment of Debt                                            0       1,732,631
    NET INCOME(LOSS)                                                $     2,500,596 $   (29,410,166)

    PER SHARE:

    INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                                             $          0.26 $         (3.48)

    NET INCOME(LOSS)                                                $          0.26 $         (3.29)

     Results from operations are materially affected as a result of the quasi-reorganization effective June 30, 1993.

    See Notes to Financial Statements.

    CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992


                                                                    Years Ended June 30,
                                                                           1992
    REVENUES:
     Revenue from Operations                                        $    39,505,622
     Investment Income Revenue                                            5,610,502
               TOTAL REVENUES                                            45,116,124

    EXPENSES:
     Cost of Revenues                                                    12,464,187
     Operating Expenses                                                  26,566,616
     Depreciation & Amortization                                          5,764,109
     General & Administrative Expenses                                    5,907,647
     Interest Expense                                                     1,679,748
               TOTAL EXPENSES                                            52,382,307

     INCOME(LOSS) FROM OPERATIONS BEFORE
       TAXES, NON-OPERATING INCOME(LOSS) AND
       EXTRAORDINARY ITEM                                                (7,266,183)

     NON-OPERATING INCOME(LOSS)                                             800,031

     INCOME(LOSS) BEFORE TAXES AND
       EXTRAORDINARY ITEM                                                (6,466,152)

     LESS:Income Tax Expense                                                      0

     INCOME(LOSS) BEFORE
        EXTRAORDINARY ITEM                                               (6,466,152)

     EXTRAORDINARY ITEM:
        Gain on Extinguishment of Debt                                            0
    NET INCOME(LOSS)                                                $    (6,466,152)

    PER SHARE:

    INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                                             $         (1.33)

    NET INCOME(LOSS)                                                $         (1.33)

     Results from operations are materially affected as a result of the quasi-reorganization effective June 30, 1993.

    See Notes to Financial Statements.

    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE YEARS ENDED JUNE 3O, 1994, 1993 AND 1992

                                                          Common                        Preferred
                                                        Number of                       Number of
                                                          Shares          Amount          Shares
    BALANCE - JUNE 30, 1991                               4,867,506 $     9,735,013         445,612
       Exchange of Preferred Stock for
       Common Stock                                             130             259            (259)
       Shares Issued for Fractional Exchanges
       in the one-for-twenty
       Reverse Stock Split of March 13, 1992                  1,410           2,820              18
       Net (Loss) for the Year Ended June 30, 1992              ---             ---             ---
    BALANCE - JUNE 30, 1992                               4,869,046       9,738,092         445,371
       Sale of Common Stock From Rights Offering (7)      4,640,103       9,280,206             ---
       Shares Issued for Fractional Exchanges With
       Respect to the One-for twenty Reverse
          Stock Split effected on March 13, 1992                278             556             251
       Exchange of Preferred Stock for Common Stock           1,988           3,976          (3,958)
       Quasi-reorganization (3)
         Revaluation adjustments, net                           ---             ---             ---
         Transfer to additional capital                         ---             ---             ---
       Net (Loss) for the Year Ended June 30, 1993              ---             ---             ---
    BALANCE - JUNE 30, 1993                               9,511,415      19,022,830         441,664
       Shares Issued for Fractional Exchanges With
          Respect to the One-for-twenty Reverse Stock
          Split effected on March 13, 1992                      211             422              36
       Exchange of Preferred Stock for Common Stock          39,629          79,257         (79,257)
       Net Income for the Year Ended June 30, 1994              ---             ---             ---
    BALANCE - JUNE 30, 1994                               9,551,255 $    19,102,509         362,443

    See Notes to Financial Statements.

    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE YEARS ENDED JUNE 3O, 1994, 1993 AND 1992


                                                                         Capital
                                                                        in Excess
                                                          Amount          of Par
    BALANCE - JUNE 30, 1991                         $    44,561,175 $   190,227,322
       Exchange of Preferred Stock for Common Stock         (25,900)         25,641
       Shares Issued for Fractional Exchanges
       in the One-for-twenty Reverse Stock Split
           of March 13, 1992                                  1,800          (4,620)
       Net (Loss) for the Year Ended June 30, 1992              ---             ---
    BALANCE - JUNE 30, 1992                              44,537,075     190,248,343
       Sale of Common Stock From Rights Offering (7)            ---        (286,377)
       Shares Issued for Fractional Exchanges
       With Respect to the One-for-twenty Reverse
          Stock Split effected on March 13, 1992             25,100         (25,656)
       Exchange of Preferred Stock for Common Stock        (395,800)        391,824
       Quasi-reorganization (3)
         Revaluation adjustments, net                           ---     (83,480,014)
         Transfer to additional capital                         ---    (102,729,936)
       Net (Loss) for the Year Ended June 30, 1993              ---             ---
    BALANCE - JUNE 30, 1993                              44,166,375       4,118,184
       Shares Issued for Fractional Exchanges
       With Respect to the One-for-twenty Reverse
          Stock Split effected on March 13, 1992              3,600          (4,022)
       Exchange of Preferred Stock for Common Stock      (7,925,700)      7,846,443
       Net Income for the Year Ended June 30, 1994              ---             ---
    BALANCE - JUNE 30, 1994                         $    36,244,275 $    11,960,605

    See Notes to Financial Statements.

    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE YEARS ENDED JUNE 3O, 1994, 1993 AND 1992

                                                         Retained
                                                         Earnings         Total
    BALANCE - JUNE 30, 1991                         $   (66,853,618)$   177,669,892
       Exchange of Preferred Stock for Common Stock             ---             ---
       Shares Issued for Fractional Exchanges
       in the One-for-twenty Reverse Stock Split
           of March 13, 1992                                    ---             ---
       Net (Loss) for the Year Ended June 30, 1992       (6,466,152)     (6,466,152)
    BALANCE - JUNE 30, 1992                             (73,319,770)    171,203,740
       Sale of Common Stock From Rights Offering (7)            ---       8,993,830
       Shares Issued for Fractional Exchanges
       With Respect to the One-for-twenty Reverse
          Stock Split effected on March 13, 1992                ---             ---
       Exchange of Preferred Stock for Common Stock             ---             ---
       Quasi-reorganization (3)
         Revaluation adjustments, net                           ---     (83,480,014)
         Transfer to additional capital                 102,729,936               0
       Net (Loss) for the Year Ended June 30, 1993      (29,410,166)    (29,410,166)
    BALANCE - JUNE 30, 1993                                       0      67,307,389
       Shares Issued for Fractional Exchanges
       With Respect to the One-for-twenty Reverse
          Stock Split effected on March 13, 1992                ---             ---
       Exchange of Preferred Stock for Common Stock             ---             ---
       Net Income for the Year Ended June 30, 1994        2,500,596       2,500,596
    BALANCE - JUNE 30, 1994                         $     2,500,596 $    69,807,985

    See Notes to Financial Statements.

    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES


    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992

                                                    Years Ended June 30,
                                                           1994            1993            1992
    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers                $    36,888,487 $    38,497,194 $    38,318,408
        Cash Paid to Suppliers and Employees            (38,174,512)    (39,474,874)    (43,219,894)
        Interest Received                                   420,460         311,251         298,650
        Interest Paid                                             0        (638,693)     (1,679,748)
        Cash Received from Sale of
        Trading Securities                                2,882,546               0               0
        Change in Restricted Cash & Investments            (745,055)       (386,739)        376,649
     NET CASH PROVIDED(USED) BY OPERATIONS                1,271,926      (1,691,860)     (5,905,935)

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                     473,164         233,154         786,163
        Proceeds from Sale of Equipment                      67,000          42,879          10,600
        Proceeds from Sale of Land at GSP                         0               0       1,300,000
        Decrease in Mortgage Receivable                           0      27,264,042       2,000,000
        Proceeds Received from Investments                        0       3,591,983               0
        Capital Expenditures                             (1,019,886)       (300,285)       (534,707)
        Decrease in Other Investment Activity               (18,349)         11,758         136,701

     NET CASH PROVIDED(USED) BY
     INVESTING ACTIVITIES                                  (498,071)     30,843,530       3,698,757

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of Common Stock                                      0       8,993,830               0
        Principal Payments on Long Term Notes               (35,418)    (24,600,000)     (1,051,687)

     NET CASH PROVIDED(USED)
     BY FINANCING ACTIVITIES                                (35,418)    (15,606,170)     (1,051,687)

    NET INCREASE(DECREASE) IN CASH AND
    CASH EQUIVALENTS                                        738,436      13,545,500      (3,258,865)
           CASH AND CASH EQUIVALENTS AT
              BEGINNING OF YEAR                          15,337,655       1,792,155       5,051,020

           CASH AND CASH EQUIVALENTS AT
              END OF THE PERIOD                     $    16,076,091 $    15,337,655 $     1,792,155

    See Notes to Financial Statements.

    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES


    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992


                                                    Years Ended June 30,
                                                           1994            1993            1992
    RECONCILIATION OF NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:


     NET INCOME(LOSS)                               $     2,500,596 $   (29,410,166)$    (6,466,152)

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and Amortization                          544,344       5,601,887       5,764,109
     (Gain)Loss on Disposal of Investment                   164,478               0               0
     (Gain)Loss on Sale of Buildings & Equipment             (8,000)          2,136          20,962
     (Gain) on Sale of Livestock                           (330,534)         52,042         (53,944)
     Non Operating (Income)Loss                                   0      27,599,230        (800,031)
     Interest Income on Mortgage Note                             0      (3,079,383)              0
     Extraordinary Item                                           0      (1,732,631)              0
     Changes in Assets and Liabilities -
     (Increase)Decrease in Restricted
     Cash & Investments                                    (745,055)       (386,739)        376,649
     (Increase)Decrease in Accounts Receivable             (222,198)         99,682         120,415
     (Increase) in Mortgage Receivable                            0         264,042      (7,920,000)
     (Increase) in Other Assets                             146,129         (34,979)        (77,635)
     (Increase) in Notes Payable                                  0               0         (36,158)
     (Increase)Decrease in Accrued Interest                 (40,268)        512,600       2,567,400
     (Increase)Decrease in Inventory                          7,155           2,720          (6,314)
     (Increase)Decrease in Prepaid Expenses                (211,835)        (11,806)        (31,319)
     Increase(Decrease) in Account Payable
       and Accrued Expenses                                (837,528)     (1,365,974)        646,979
     Increase(Decrease) in Deferred Income                  304,642         195,477         (10,897)

     TOTAL ADJUSTMENTS                                   (1,228,670)     27,718,306         560,217

     NET CASH PROVIDED(USED) BY
     OPERATING ACTIVITIES                           $     1,271,926 $    (1,691,860)$    (5,905,935)

     Supplemental schedule of noncash investing and financing activities:

     Non-Cash Investing Activity in the fiscal year ended June 30, 1993 - See Note 3 for information on quasi-reorganization.

    See Notes to Financial Statements.




INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Consolidation - The accounts of all wholly owned subsidiaries are included in the consolidated financial statements. All material intercompany transactions have been eliminated.

     (B) Classifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

     (C) Allowance for Bad Debts - The Company recognizes bad debts on the allowance method. Bad debt allowance for fiscal years ended June 30, 1994 and 1993 was $20,000.

     (D) Revenue Recognition - The Company recognizes the revenues associated with horse racing at Garden State Park as they are earned. Costs and expenses associated with horse racing revenues are charged against income in those periods in which the horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. Deferred income primarily consists of prepaid purse income.

     (E) Sale of Stallion Season - Income from a stallion season (stud fee) sold on a no-guarantee basis is taken into revenue immediately.

     (F) Cost of Stallion Season - The cost of a stallion season (stud fee) purchased is capitalized and is the basis of the resulting foal.

     (G) Deferred Taxes - Deferred taxes arise from the recognition of certain items of expense for tax purposes in years different than those in which they are recognized in the financial statements.

     (H) Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     (I) Concentration of Credit Risk - As of June 30, 1994, financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and receivables arising primarily from event planning customers whose credit is routinely evaluated. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

(2)  INVESTMENTS

     Short term investments, classified as cash equivalents, consist of interest bearing certificates of deposit, repurchase agreements and commercial paper, whose cost approximates fair value.

     Other investments consist of trading securities whose carrying amount is a reasonable estimate of fair value. Fair value is determined by reference to quoted market prices. There was no unrealized gain or loss on trading securities as of June 30,1994, as cost approximates fair value. The basis on which cost was determined in computing realized gains or losses on trading securities was the specific identification method.

(3)  QUASI-REORGANIZATION

     The Company, with the approval of the Board of Directors, adjusted its June 30, 1993 balance sheet to fair value and transferred the accumulated deficit of $102,729,936 to Capital in Excess of Par in accordance with quasi-reorganization accounting principles. The quasi-reorganization reflects management's judgment that because of increased competition from the gaming industry and the decline of racing in the last few years, the adjustment to fair value of racetrack buildings and equipment and livestock was appropriate.

     The effect of the quasi-reorganization is that future operations will reflect depreciation and amortization which is more consistent with current value. Future operating statements will not be comparable with those for years ending through June 30, 1993. Any future income tax benefits resulting from the utilization of net operating loss and other carryforwards existing at June 30, 1993 and temporary differences resulting from the quasi-reorganization, will be excluded from the results of operations and credited to Capital in Excess of Par.

(4)  LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK

      For the fiscal year ended June 30, 1994 livestock, equipment, land and buildings were carried at their adjusted fair value in accordance with accounting principals applicable to quasi-reorganization (See Note 3). Depreciation is being computed over the estimated remaining useful lives using the straight-line method. A summary of livestock, equipment, land and buildings and depreciation recorded for the fiscal year ended June 30, 1994, is as follows:

     Class               Adjusted       Depreciation   Accumulated
                         Basis          Charges        Depreciation
                                                       June 30, 1994
     Land           $38,000,000         $N/A           $N/A

     Building &
     Improvements   14,133,715          427,048        537,646
     (A)

     Furniture
     Fixtures
     Machinery &
     Equipment      1,800,630           109,046        136,387

     Broodmares
     & Other Horses    56,954                 0              0
     (B)

     Stallion
     Shares           130,997            8,250          126,998

     Totals         54,122,296          544,344         801,031


     For the fiscal year ended June 30, 1993, the cost basis and accumulated depreciation of livestock, equipment, land and buildings were adjusted to fair value in accordance with accounting principals applicable to quasi-reorganization. (See Note 3). A summary of livestock, property and equipment and depreciation recorded for the fiscal year ended June 30, 1993, as adjusted for the quasi-reorganization, is as follows:



                                                        June 30, 1992    Additions         and
                                Class                        Cost         at Cost     Other Changes

                   Land                                $   15,501,242 $            0 $            0
                   Buildings & Improvements (A)           150,498,650          5,610           (111)
                   Furniture, Fixtures,
                       Machinery & Equipment               14,924,182        214,091       (196,087)
                   Broodmares & Other Horses (B)            1,253,834         80,584       (407,619)
                   Stallion Shares                          1,707,748              0     (1,000,500)

                   TOTALS                              $  183,885,656 $      300,285 $   (1,604,317)


                                                                       June 30, 1993
                                                            Quasi-       Adjusted
                                Class                   Reorganization     Basis

                   Land                                $   22,498,758 $   38,000,000
                   Buildings & Improvements (A)          (136,991,591)    13,512,558
                   Furniture, Fixtures,
                       Machinery & Equipment              (13,412,792)     1,529,394
                   Broodmares & Other Horses (B)              (58,036)       868,763
                   Stallion Shares                           (394,000)       313,248

                   TOTALS                              $ (128,357,661)$   54,223,963



                                                         Accumulated                   Retirements
                                                         Depreciation   Depreciation       and
                                Class                   June 30, 1992     Charged     Other Changes

                   Land                                $     N/A      $     N/A      $     N/A
                   Buildings & Improvements (A)            32,852,540      4,566,783         10,424
                   Furniture, Fixtures,
                       Machinery & Equipment                6,658,337        831,429          3,302
                   Broodmares & Other Horses (B)              868,980         43,119       (228,800)
                   Stallion Shares                          1,404,653         70,724     (1,024,252)

                   TOTALS                              $   41,784,510 $    5,502,055 $   (1,239,326)




                                                            Quasi-      Accumulated
                                Class                   Reorganization  Depreciation

                   Land                                $     N/A      $     N/A
                   Buildings & Improvements (A)           (37,319,149)       110,598
                   Furniture, Fixtures,
                       Machinery & Equipment               (7,399,251)        93,816
                   Broodmares & Other Horses (B)                    0        678,299
                   Stallion Shares                           (159,247)       291,878

                   TOTALS                              $  (44,877,647)$    1,174,591



(A) Included property not yet placed in service costing $439,694 and $292,141 as of June 30, 1994 and 1993, respectively, on which no depreciation was taken.

(B) Includes horses costing $56,952 and $242,997 as of June 30, 1994 and 1993, respectively, on which no depreciatin was taken since the horses were either not yet placed in breeding service or were being held for resale.

The depreciable life of buildings & improvements is based on a 15 to 40 year life. Furniture, fixtures, machines and equipment is being depreciated over a 5 to 15 year period and livestock is being depreciated between 2 and 10 years.

(5)  NOTES AND MORTGAGES PAYABLE

Notes and Mortgages Payable are summarized below:

                    June 30, 1994       June 30, 1993
               Current   Long-Term      Current   Long-Term
Garden State Park:

Notes          $40,000        0         $35,418   $50,000

Totals         $40,000        0         $35,418   $50,000

(6)  COMMITMENTS AND CONTINGENCIES

     The Company announced on March 22, 1994, an offer to purchase The Meadowlands Sports Complex and Monmouth Park for $1 Billion from the New Jersey Sports and Exposition Authority. An alternative offer also was made to purchase Monmouth Park and The Meadowlands Race Track improvements for $125 million and to enter into a long-term lease for the Meadowlands Race Track for $50 million per year. The offer is subject, among other conditions, to adoption by the voters of the State of New Jersey of an appropriate constitutional amendment authorizing the casino gaming at the Meadowlands and Garden State Park racetracks. ITB has acquired options to purchase Atlantic City Race Course and Freehold Raceway. The option on the Atlantic City Race Course expires on March 18, 1995, with an additional one year option available for purchase at that time. The option to purchase Freehold Raceway expires on December 31, 1994. If these options are exercised, the Company could be committed for up to $43,000,000 in purchase prices. Assuming acceptance of the Company's offer, the exercise of both racetrack options and adoption of the said constitutional amendment, the Company proposes to construct interactive gaming complexes that combine racing, casino gaming and entertainment on land presently used to stable and train horses at The Meadowlands and Garden State Park. The ITB offer proposes that up to 12 casinos be constructed and operated in the current stable area of each racetrack. Atlantic City's existing operating, licensed casino owners/operators would be offered the opportunity to own and operate all of those casinos with the Company paid rent by the casino operators. The plan does provide that tracks can operate casinos within racetrack structures. Monmouth Park and Atlantic City Race Course would serve as the backstretch and training centers for The Meadowlands and Garden State Park respectively. The Company also announced the formation of a wholly owned subsidiary, International Thoroughbred Gaming Development Corporation (ITG), which will be responsible for implementing the above project. The Company is committed to approximately $550,000 in expenses related to the development of this project. The Company's financial commitment could increase if circumstances warrant.

     No assurances can be given that the Company's offer will be accepted or that the constitutional amendment will be placed on the ballot or adopted. Furthermore, even assuming such acceptance and adoption, no assurance can be given that the Company will be able to obtain the required financing.

     The Company has lease contracts for various equipment and maintenance contracts at Garden State Park. The majority of these contracts are based upon the daily average of the pari-mutuel wagers accepted during the Company's racing meets with a minimum per day. The minimum rental payments for the next five years are based on 130 racing dates at Garden State Park, annually. The following summarizes the commitments on all contracts:

Year Ended June 30:

1995      $1,950,720
1996      1,018,551
1997      932,939
1998      450,000
1999      -0-

Subsequent to June 30,
1999      -0-

     As of June 30, 1994, the Company had entered into various agreements for the purchase of stallion seasons, as a contingent liability, for $7,517. Payments are generally due September 1 or October 1, 1994, provided the mares bred to the stallions involved are in foal at the applicable due date.

     Racing dates at Garden State Park are awarded each year at the discretion of the State Racing Commission.

     On August 16, 1986, a putative "class action" was filed against the Company, its Garden State Race Track, Inc. subsidiary, First Jersey Securities, Inc. ("First Jersey"), two other broker-dealers, Robert E. Brennan, and ten other present and former directors of the Company alleging various violations of federal securities laws and other statutes. On July 8, 1987, another putative "class action" was filed against the Company, First Jersey, another broker-dealer, Robert E. Brennan, and six other present and former directors of the Company alleging various violations of federal securities laws and other statutes. During fiscal 1988, based upon a change of venue motion which had been filed by the Company, the U.S. District Court transferred both cases from the Southern District of New York to the District of New Jersey. On June 7, 1988 a consolidated amended complaint was filed by the plaintiffs in the two putative "class action" suits described above in federal court in Trenton. This complaint was substantially similar to the original suits filed separately except to name eleven current and former directors as defendants. On July 27, 1989, based upon motions which had been filed by the Company, the United States District Court, District of New Jersey dismissed several, but not all, of the claims and allegations contained in the consolidated amended complaint. On October 20, 1993, the United States District Court for the District of New Jersey signed an order granting preliminary approval to a proposed partial settlement of the claims. Although the Company believes this lawsuit is totally without merit, it has incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. In order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed a proposed partial Settlement Agreement. The proposed partial settlement required the Company to make a $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note. If effectuated, the settlement would dispose of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the Company against all parties in the litigation.
As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections from certain non-settling defendants or in the event of collection of any of the above described $150,000 contingency payment. On April 12, 1994, an order was entered approving the settlement agreement and entering a final judgement of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company. Certain non-settling defendants have appealed to the order approving the settlement. In the event the settlement is upset on appeal, the Company intends to continue to vigorously contest this lawsuit.
An estimate of any potential loss cannot be made at this time. (See Part I, Item 3 Legal Proceedings.)

     When the Company sold Philadelphia Park in November, 1990, pursuant to ERISA, the purchaser (Greenwood Racing Inc.) assumed the unfunded vested liability to the Sports Arena Employees' Local 137 Retirement Fund (the "Fund") that was attributable to the operation of Philadelphia Park from its inception as Keystone Park on November 4, 1974, through January 1, 1990. Under law, through December 31, 1995, ITB is secondarily liable to the Fund, in the event Greenwood or its successor terminate Philadelphia Park racing operations on or before that date. ITB would be obliged to pay the liability in the event Greenwood or any successor to Greenwood is unable to do so. The unfunded vested liability as of December 31, 1993, the date of the most recent actuarial report, could be as high as $1,807,000 and, as of the date of the report, that is the amount for which ITB may be secondarily liable. The amount for which ITB will be secondarily liable in future years (1994-1995) will vary and cannot now be determined.

(7)  INVESTMENT INCOME REVENUES

     Investment income revenue consists primarily of gains realized on trading securities.

(8)  PRIOR YEAR INFORMATION

     During the third quarter of fiscal 1993, the Company incurred a non-operating loss of $27,599,230 as a result of the sale of Philadelphia Park racetrack mortgage. A portion of the proceeds was used to retire the debt on the Garden State Park racetrack. As a result of the early debt extinguishment at a discount, the Company realized an extraordinary item of $1,732,631.

(9)  ACQUISITIONS AND DISPOSITIONS

     .    Fiscal 1994

     In the fiscal year ended June 30, 1994 approximately $461,780 in equipment, furniture and fixtures was acquired in connection with improvements and replacements necessary to maintain operations. In addition, $394,715 of capital was used for the continuation of real estate development at the racetrack and approximately $45,000 was used in connection with improvements of racetrack property.

     .    Fiscal 1993

     On January 22, 1993, the Company sold its interest in the purchase money, non-recourse mortgage note held on Philadelphia Park for $27,000,000 in cash. In addition, non-cumulative contingent payments of up to a maximum aggregate amount of $10,000,000 may be paid to the Company for the next seven years. These payments will be up to $2,000,000 with respect to each calendar year from 1993 through 1995 and of up to $1,000,000 with respect to each calendar year from 1996 through 1999 in the event Greenwood and its subsidiaries achieve certain "Adjusted Earnings". The principal balance due at the time of the sale was $55,655,958. The Company incurred a $28,655,958, non-operating loss as a result of the sale. Deferred income tax expense of $1,056,728 was also eliminated as a result of this transaction. Consequently, the Company incurred a net $27,599,230 non-operating loss. (See Note 10.)

     .    Fiscal 1992

     The Company realized $800,031 of non-operating income from the sale of approximately four acres of land at Garden State Park to New Jersey Transit Corporation ("NJT") for $1,300,000. Of the $1,116,687 net cash proceeds received, after closing adjustments, $1,016,687 was used to reduce the mortgage debt of Garden State Park.

(10) INCOME TAXES

     Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. This Statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The effect of adoption of this Statement on current and prior financial statements is immaterial. No provision for income taxes has been made for the year ended June 30, 1994, as the Company is in a net operating loss carryforward position for tax purposes.

     When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from the quasi-reorganization, will be excluded from the results of operations and credited to paid in capital. (See Note 3)

     The Company has a net operating loss carryforward of approximately $161,860,000 at June 30, 1994, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset is offset by an allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

The following summarizes the operating tax loss carry forwards by year of expiration.


AMOUNT         EXPIRATION DATE OF
               TAX LOSS CARRYFORWARD

$47,776,318         7/1/2001
$26,421,817         7/1/2002
$19,899,773         7/1/2003
$15,617,154         7/1/2004
$11,781,307         7/1/2005
$40,364,250         7/1/2006 through 7/1/2009

11)  EARNINGS (LOSS) PER SHARE

     The earnings (loss) per share for the fiscal years ended June 30, 1994, 1993 and 1992 was computed by dividing the earnings (loss) applicable to common stock by the weighted average number of common shares outstanding during each fiscal year (9,547,900 shares, 8,950,025 shares and 4,868,001 shares, respectively). The convertible preferred stock and dilutive stock options are assumed converted when dilutive. The conversion period for the Series A Convertible Preferred Stock concluded as of July 31, 1993, therefore the Convertible Preferred Stock has not been included in the 1994 computation.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.

                      4th            3rd            2nd            1st
                      Quarter        Quarter        Quarter        Quarter
                                         Fiscal 1994


Revenues             $9,961,805    $8,628,778       $11,282,588   $7,461,065

Gross Profit         $6,879,022    $6,031,956       $7,634,399    $6,372,250
(Approximate)

Net Profit\
(Loss)               $1,000,142    $(873,198)       $1,842,283     $531,368

Net Profit\(Loss)
Per Share            $    .10      $    (.09)       $    .19       $    .06


                        4th            3rd       2nd       1st
                       Quarter        Quarter   Quarter   Quarter

                                   Fiscal 1993

Revenues            $11,214,620     $11,049,718  $9,438,277     $6,775,452

Gross Profit        $7,947,579      $7,775,408   $6,958,847     $5,825,539
(Approximate)

Net Profit\(Loss)   $(1,520,561)   $(27,250,736) $(117,248)     $(521,621)

Net Profit\(Loss)
Per Share          $(.16)          $(3.05)       $(.01)         $(.07)

(13) PENSION PLAN

     The Company has a deferred compensation plan pursuant to section 401(k) of the Internal Revenue code for all its non-union full time employees (approximately 70), who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $9,240 factored for inflation annually). The Company's expense totaled $126,159, $148,897 and $135,848 for the fiscal years ending June 30, 1994, 1993 and 1992, respectively. All contributions are funded currently.

(14) INCENTIVE STOCK OPTIONS

     On June 2, 1994, the Board of Directors approved the adoption of an employee stock option plan subject to stockholder approval. A block of 475,000 shares of common stock was reserved for options to be granted under the plan. Under the plan, options to purchase the following number of shares were granted; 275,000 to Arthur Winkler, president of the Company, 75,000 to William H. Warner, treasurer of the Company, 75,000 to Richard E. Orbann, general manager of Garden State Park and 50,000 to Christopher C. Castens, secretary of the Company. These options, exercisable for a five year period commencing on the date of stockholder approval at a price of $5.875, are non-transferable and are only exercisable by the holder while he is employed by the Company or a subsidiary. On March 21, 1994, the Board of Directors granted non-transferable options, subject to stockholder approval, to purchase 1,000,000 shares of common stock at prices ranging from $12 to $24 to Francis
W. Murray, President of International Thoroughbred Gaming Development Corporation, a recently formed wholly owned subsidiary of ITB. These options are exercisable during a two-year period commencing on the date of such stockholder approval and only while he is employed by the Company or a subsidiary.

(15) DIVIDENDS

     The Company is required to pay to the holders of the Company's Series A (Convertible) Preferred Stock a cash dividend from any earnings of Garden State Park. The conversion period for the Company's Series A Convertible Preferred Stock concluded as of July 31, 1993. The applicable percentage of Garden State Park's "net racetrack earnings" (net after income tax, less an annual management fee due the parent company of one-half of 1% of the gross betting handle as computed by the Company's auditors) shall be 25% of such earnings (if any) for each year. No dividends have been paid in the past. A dividend will not be paid for the year ended June 30, 1994, since Garden State Park did not produce "net racetrack earnings."

     Below are the calculations of Garden State Park's profits (or losses) as defined for the Preferred Stock for the past three fiscal years.

                                             June 30,
                                1994           1993           1992
Net After Tax Income (Loss)  $  818,718   $(2,451,790)   $(8,261,681)
Less:
Management Fee                  833,692        934,395        876,060
Interest on
Advance from Parent           8,291,562      8,492,569      9,033,893

Defined Profit (Loss)--
"Net Racetrack
Earnings (Loss)"           $(8,306,536)   $(11,878,755)     $(18,171,634)

(16) SEGMENTED INFORMATION AND RECONCILIATION

     The Company's operations are classified in two principal industry segments:

     1. Thoroughbred Horse Breeding - includes the purchasing, owning, breeding, leasing and selling of thoroughbred horses used in thoroughbred racing.

     2. Racetrack - includes the operations of Garden State Park in Cherry Hill, NJ



(16) SEGMENTED INFORMATION AND RECONCILIATION (Continued)






                                                  Years Ended June 30,
    Revenues:                                              1994
     Racetracks                                 $    36,946,109
     Thoroughbred Horse Breeding                        573,323
      Totals                                         37,519,432
    Corporate Revenue                                 3,158,077
      Total Revenues                            $    40,677,510
    Operating Earnings/(Loss):  Racetracks      $       818,718
     Thoroughbred Horse Breeding                        171,366
      Totals                                            990,054
     Corporate Income/(Loss)                          1,510,540
    Earnings/(Loss) Before Income Taxes
     and Extraordinary Item                     $     2,500,596
    Identifiable Assets:  Racetrack             $    59,929,658
     Thoroughbred Horse Breeding                        379,955
      Totals                                         60,309,613
     Corporate Assets                                14,123,798
      Total Identifiable Assets                 $    74,433,411
    Depreciation & Amortization Expense:
              Racetrack                         $       514,204
     Thoroughbred Horse Breeding                         29,815
      Totals                                            544,019
     General Corporate Depreciation
       & Amortization                                       326
     Total Depreciation & Amortization Expense  $       544,344
    Capital Expenditures:  Racetracks           $       960,474
     Corporate                                           59,412
      Total Capital Expenditures                $     1,019,886



                                                  Years Ended June 30,
    Revenues:                                              1993
     Racetracks                                 $    38,290,332
     Thoroughbred Horse Breeding                        273,499
      Totals                                         38,563,831
    Corporate Revenue                                 3,309,041
      Total Revenues                            $    41,872,872
    Operating Earnings/(Loss):  Racetracks      $    (4,184,421)
     Thoroughbred Horse Breeding                       (429,697)
      Totals                                         (4,614,118)
     Corporate Income/(Loss)                        (26,528,679)
    Earnings/(Loss) Before Income Taxes
     and Extraordinary Item                     $   (31,142,797)
    Identifiable Assets:  Racetrack             $    59,047,595
     Thoroughbred Horse Breeding                      1,101,634
      Totals                                         60,149,229
     Corporate Assets                                12,114,313
      Total Identifiable Assets                 $    72,263,542
    Depreciation & Amortization Expense:
                Racetrack                       $     5,394,510
     Thoroughbred Horse Breeding                        141,029
      Totals                                          5,535,539
     General Corporate Depreciation
         & Amortization                                  66,348
     Total Depreciation & Amortization Expense  $     5,601,887
    Capital Expenditures:  Racetracks           $       100,472
     Corporate                                          199,813
      Total Capital Expenditures                $       300,285




                                                  Years Ended June 30,
    Revenues:                                              1992
     Racetracks                                 $    38,804,334
     Thoroughbred Horse Breeding                        815,725
      Totals                                         39,620,059
    Corporate Revenue                                 5,496,065
      Total Revenues                            $    45,116,124
    Operating Earnings/(Loss):  Racetracks      $    (8,261,681)
     Thoroughbred Horse Breeding                       (658,712)
      Totals                                         (8,920,393)
     Corporate Income/(Loss)                          2,454,240
    Earnings/(Loss) Before Income Taxes
     and Extraordinary Item                     $    (6,466,152)
    Identifiable Assets:  Racetrack             $   145,584,953
     Thoroughbred Horse Breeding                      1,359,514
      Totals                                        146,944,467
     Corporate Assets                                57,291,416
      Total Identifiable Assets                 $   204,235,883
    Depreciation & Amortization Expense:
            Racetrack                           $     5,461,128
     Thoroughbred Horse Breeding                        300,611
      Totals                                          5,761,739
     General Corporate Depreciation
        & Amortization                                    2,370
     Total Depreciation & Amortization Expense  $     5,764,109
    Capital Expenditures:  Racetracks           $       158,360
     Corporate                                          376,347
      Total Capital Expenditures                $       534,707





Commission income from wagering accounts for 89% of total racetrack revenue. Revenue from admissions, parking, program and food concession accounts for 8% of racetrack revenues and the remaining 3% of revenues is from outside events.

(17) INTEREST EXPENSE

     All interest expense of the subsidiaries is considered expense of the parent company. In addition to the interest paid each year to third party lenders, the parent company is due interest on funds it has advanced to Garden State Park for the purchase, construction and equipping of the racetrack and funding operations as needed. As of June 30, 1994, such advances totalled $131,786,417 to Garden State Park, in addition to initial capitalization of $86,130,000 provided by the net proceeds of the Company's preferred stock offering in July, 1983. The interest on the advance of $131,786,417 is computed at the average prime lending rate as published from time to time by the "Wall Street Journal", Eastern Edition, which during the fiscal year averaged between 6% and 7.25% for the year. The resulting interest owed and paid to the parent company for the fiscal year ended June 30, 1994 by Garden State Park totals $8,291,562.

(18) NEW AUTHORITATIVE PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", is effective for fiscal years beginning after December 15, 1993. The Company adopted SFAS 115 on June 30, 1994. (See Note 2) The adoption of SFAS No. 115 did not have a material effect on the financial statements.

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the fair value of all financial instruments, including marketable securities, be disclosed. SFAS No. 107 is effective for fiscal years ended after December 15, 1992, except for entities with less than $150 million in total assets; for those entities, the effective date is three years later (See Note 2). The Company adopted SFAS 107 in fiscal 1993. The adoption of SFAS No. 107 did not have a material effect on the financial statements.

     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" is effective for fiscal years beginning after December 15, 1994. The Company does not have any loans that are subject to an impairment assessment as defined by SFAS No. 114.

     SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", is effective for fiscal years beginning after December 15, 1992. SFAS No. 112, "Employers' Accounting for Postemployment Benefits, is effective for fiscal years beginning after December 15, 1993. The Company does not provide postretirement or postemployment benefits as defined by SFAS Nos. 106 and 112.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON SUPPLEMENTARY SCHEDULES

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
 and Subsidiaries

     Our audit of the Consolidated Financial Statements of International Thoroughbred Breeders, Inc. and Subsidiaries presented in the preceding section of this report were made for the purpose of forming an opinion on such financial statements taken as a whole. We have also examined the supplemental schedules V, VI and X. The supplemental schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and are not otherwise a required part of the consolidated financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements.

     In our opinion, the schedules referred to above fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.







                                         MORTENSON AND ASSOCIATES, P.C.
                                         Certified Public Accountants

Cranford, New Jersey
August 9, 1994



INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SCHEDULE V
PROPERTY, PLANT, EQUIPMENT AND LIVESTOCK

                                           Balance at
                                           Beginning      Additions
Classification                             of Period       at Cost      Retirements
For the Year Ended June 30, 1992:

    Land                                $   15,721,902 $            0 $      220,660
    Buildings & Improvements               150,516,273        127,465        145,090
    Furniture, Fixtures,
        Machinery & Equipment               14,829,825        249,449        104,363
    Broodmares & Other Horses (2)            6,829,166        157,793      3,052,692
    Stallion Shares (2)                      4,523,618              0      1,990,870
    Assets Not Used in Operations                    0              0              0
    Cash in Trust for Property
        Construction                                 0              0              0
    TOTALS                              $  192,420,786 $      534,707 $    5,513,675

For the Year Ended June 30, 1993(1):

    Land                                $   15,501,242 $            0 $            0
    Buildings & Improvements               150,498,650          5,610              0
    Furniture, Fixtures,
        Machinery & Equipment               14,924,182        214,091        176,035
    Broodmares & Other Horses (2)            1,253,834         80,584        282,619
    Stallion Shares (2)                      1,707,748              0        900,500
    Assets Not Used in Operations                    0              0              0
    Cash in Trust for Property
        Construction                                 0              0              0
    TOTALS                              $  183,885,657 $      300,285 $    1,359,154

For the Year Ended June 30, 1994:

    Land                                $   38,000,000 $            0 $            0
    Buildings & Improvements                13,512,558        621,157              0
    Furniture, Fixtures,
        Machinery & Equipment                1,529,394        398,729        123,886
    Broodmares & Other Horses (2)              868,763              0        138,010
    Stallion Shares (2)                        313,248              0        182,251
    Assets Not Used in Operations                    0              0              0
    Cash in Trust for Property
        Construction                                 0              0              0
    TOTALS                              $   54,223,963 $    1,019,886 $      444,147

(1) During the fiscal year ended June 30, 1993, the costs and accumulated depreciation for Land, Buildings & Improvements, Furniture, Fixtures, Machinery & Equipment and Livestock were adjusted in accordance with quasi-reorganization accounting principals.
(2) During the fiscal years ended June 30, 1992, 1993 and 1994 the costs and and accumulated depreciation associated with fully depreciation livestock were written off.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SCHEDULE V
PROPERTY, PLANT, EQUIPMENT AND LIVESTOCK

                                             Other        Balance at
                                            Changes         Close
Classification                            Add/(Deduct)    of Period
For the Year Ended June 30, 1992:

    Land                                $              0 $   15,501,242
    Buildings & Improvements                           0    150,498,650
    Furniture, Fixtures,
        Machinery & Equipment                    (50,727)    14,924,182
    Broodmares & Other Horses (2)             (2,680,433)     1,253,834
    Stallion Shares (2)                         (825,000)     1,707,748
    Assets Not Used in Operations                      0              0
    Cash in Trust for Property
        Construction                                   0              0
    TOTALS                              $     (3,556,161)$  183,885,657

For the Year Ended June 30, 1993(1):

    Land                                $     22,498,758 $   38,000,000
    Buildings & Improvements                (136,991,702)    13,512,558
    Furniture, Fixtures,
        Machinery & Equipment                (13,432,844)     1,529,394
    Broodmares & Other Horses (2)               (183,036)       868,763
    Stallion Shares (2)                         (494,000)       313,248
    Assets Not Used in Operations                      0              0
    Cash in Trust for Property
        Construction                                   0              0
    TOTALS                              $   (128,602,824)$   54,223,963

For the Year Ended June 30, 1994:

    Land                                $              0 $   38,000,000
    Buildings & Improvements                           0     14,133,715
    Furniture, Fixtures,
        Machinery & Equipment                     (3,607)     1,800,631
    Broodmares & Other Horses (2)               (673,800)        56,953
    Stallion Shares (2)                                0        130,998
    Assets Not Used in Operations                      0              0
    Cash in Trust for Property
        Construction                                   0              0
    TOTALS                              $       (677,407)$   54,122,296

(1) During the fiscal year ended June 30, 1993, the costs and accumulated depreciation for Land, Buildings & Improvements, Furniture, Fixtures, Machinery & Equipment and Livestock were adjusted in accordance with quasi-reorganization accounting principals.
(2) During the fiscal years ended June 30, 1992, 1993 and 1994 the costs and and accumulated depreciation associated with fully depreciation livestock were written off.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SCHEDULE VI
ACCUMULATED DEPRECIATION OF PROPERTY, PLANT, EQUIPMENT AND LIVESTOCK

                                                          Additions
                                           Balance at     Charged to
                                           Beginning      Costs and
Classification                             of Period       Expenses     Retirements
For the Year Ended June 30, 1992:

    Buildings & Improvements            $   28,291,866 $    4,611,453 $       50,779
    Furniture, Fixtures,
        Machinery & Equipment                5,948,424        826,340         69,564
    Broodmares & Other Horses (2)            6,158,598        106,882      2,721,067
    Stallion Shares (2)                      3,660,433        170,096      1,600,876

    TOTALS                              $   44,059,319 $    5,714,771 $    4,442,285

For the Year Ended June 30, 1993(1):

    Buildings & Improvements            $   32,852,540 $    4,566,783 $            0
    Furniture, Fixtures,
        Machinery & Equipment                6,658,336        831,429        128,823
    Broodmares & Other Horses (2)              863,980         43,119        110,720
    Stallion Shares (2)                      1,404,653         70,724        806,750

    TOTALS                              $   41,779,509 $    5,512,055 $    1,046,293

For the Year Ended June 30, 1994:

    Buildings & Improvements            $      110,598 $      427,048 $            0
    Furniture, Fixtures,
        Machinery & Equipment                   93,816        109,046         62,868
    Broodmares & Other Horses (2)              678,299              0          4,500
    Stallion Shares (2)                        291,878          8,250        173,130

    TOTALS                              $    1,174,590 $      544,344 $      240,498

(1) During the fiscal year ended June 30, 1993, the costs and accumulated depreciation for Land, Buildings & Improvements, Furniture, Fixtures, Machinery & Equipment and Livestock were adjusted in accordance with quasi-reorganization accounting principals.
(2) During the fiscal years ended June 30, 1992, 1993 and 1994 the costs and and accumulated depreciation associated with fully depreciation livestock were written off.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SCHEDULE VI
ACCUMULATED DEPRECIATION OF PROPERTY, PLANT, EQUIPMENT AND LIVESTOCK


                                             Other        Balance at
                                            Changes         Close
Classification                            Add/(Deduct)    of Period
For the Year Ended June 30, 1992:

    Buildings & Improvements            $            0 $   32,852,540
    Furniture, Fixtures,
        Machinery & Equipment                  (46,864)     6,658,336
    Broodmares & Other Horses (2)           (2,680,433)       863,980
    Stallion Shares (2)                       (825,000)     1,404,653

    TOTALS                              $   (3,552,297)$   41,779,509

For the Year Ended June 30, 1993(1):

    Buildings & Improvements            $  (37,308,725)$      110,598
    Furniture, Fixtures,
        Machinery & Equipment               (7,267,126)        93,816
    Broodmares & Other Horses (2)             (118,080)       678,299
    Stallion Shares (2)                       (376,749)       291,878

    TOTALS                              $  (45,070,680)$    1,174,590

For the Year Ended June 30, 1994:

    Buildings & Improvements            $            0 $      537,646
    Furniture, Fixtures,
        Machinery & Equipment                   (3,607)       136,387
    Broodmares & Other Horses (2)             (673,799)             0
    Stallion Shares (2)                              0        126,998

    TOTALS                              $     (677,406)$      801,031

(1) During the fiscal year ended June 30, 1993, the costs and accumulated depreciation for Land, Buildings & Improvements, Furniture, Fixtures, Machinery & Equipment and Livestock were adjusted in accordance with quasi-reorganization accounting principals.
(2) During the fiscal years ended June 30, 1992, 1993 and 1994 the costs and and accumulated depreciation associated with fully depreciation livestock were written off.

INTERNATIONAL THOUROGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SCHEDULE X
SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                            June 30,       June 30,       June 30,
                                              1994           1993           1992

Depreciation and Amortization
    of Intangible Assets                $     -0-      $            * $            *


Taxes Other Than
    Payroll and Income                  $    2,478,262 $    2,455,450 $    3,189,281


Rents                                   $            * $            * $            *


Advertising                             $      457,897 $      436,794 $      806,322


Royalty Expense                         $     -0-      $     -0-      $     -0-



*    Less than 1% of total sales.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(A)  Identification of Directors and Officers
     The directors and/or executive officers of the Company are:

Name                        Age     Position       Position with
                                    held since          Company
Robert E.Brennan(1)(2)   50       December, 1982    Chairman of the Board
                                  April, 1988       Chief Executive Officer

Arthur Winkler (2)(5)    50       September, 1987   Director
                                  April, 1988       Vice President
                                  July, 1992        Chief Operating Officer
                                                    President

William H. Warner        49       December, 1992    Treasurer

Christopher C. Castens   43       April, 1987       Secretary
(5)

Charles Dees, Jr.        55       April, 1988       Director
(3)(4)(5)(6)

Joseph K. Fisher         47       March, 1985       Director
(1)(3)

Kerry B. Fitzpatrick     54       October, 1980     Director
(2)(4)

Ronald J. Riccio         48       March, 1985       Director
(1)(3)(4)(6)

Robert J. Quigley        65       October, 1980     Director
(4)

     (1) Member of Audit Committee
     (2) Member of Executive Committee
     (3) Member of Related Party Transactions Committee
     (4) Member of Executive Compensation Committee
     (5) Member of Litigation Committee
     (6) Member of Stock Option Committee

     The Audit Committee and the Executive Committee were established in March, 1985 and the Related Party Transactions Committee in February, 1986. The Litigation Committee was established in October, 1992, and the Executive Compensation Committee was established in May, 1993.

     The Audit Committee periodically confers with the Company's independent auditors concerning the Company's accounting systems and the maintenance of its books and records, reviews the scope of the audit of the Company's financial statements and the results thereof and performs other services.

     The Litigation Committee reviews litigation matters of the Company on a periodic basis.

     The Executive Committee, subject to the limitations of the Delaware Corporation Law (which without an enabling resolution from the Board of Directors, prohibits the Committee from authorizing a dividend, issuing stock or merging the Company), possesses all other powers of the Board of Directors in the management and direction of the business and affairs of the Company.

     The Related Parties Transactions Committee meets periodically to review and approve any related party transactions considered and/or accepted by the Company's management.

     The Executive Compensation Committee reviews and recommends actions regarding executive compensation.

     The Stock Option Committee is responsible for the administration of the employee stock option plan.

(B) Business Experience and Principal Occupations of Directors and Executive Officers During Past Five Years

     The following is a brief account of the business experience of each of the Company's executive officers and directors during the past five years.

     Robert E. Brennan has been principally engaged for the past five years as the sole stockholder (and until September, 1986, as Chief Executive Officer and Chairman of the Board) of the investment banking firm of First Jersey Securities, Inc. ("First Jersey"). He is presently also a director of First Jersey. Mr. Brennan is also the controlling stockholder and a director of FJS Properties, Inc., the Managing General Partner of FJS Properties Fund I, LP, a publicly owned limited partnership formed to acquire, own and operate real estate investments. Mr. Brennan was elected a director and Chairman of the Board of the Company in December, 1982 and Chief Executive Officer in April of 1988. Mr. Brennan is Chairman of the Board of Regents of Seton Hall University.

     Arthur Winkler is an attorney who served as an Assistant Commissioner of the New Jersey Department of Education from March, 1979, until August, 1980 and as House Counsel at the New Jersey Sports and Exposition Authority (The Meadowlands) from August, 1980, until July, 1983. He joined the Company in July, 1983 and served as Director of Administration for the Garden State Park subsidiary until his resignation in October, 1986. In October, 1986 Mr. Winkler became President and Chief Executive Officer of Winkler Capital Management, Inc., Lawrenceville, New Jersey. He currently retains this position although that company is no longer actively conducting business. In May 1987, Mr. Winkler became an associate of the Flemington, N. J. law firm of Schaff, Motiuk, Gladstone, Moeller and Ligorano. In March, 1988, when Mr. Winkler rejoined the Company, he resigned as an associate of the law firm and became "of counsel" to said law firm. That relationship terminated on November 1, 1990. He was elected Director of the Company in September, 1987 and Vice President and Chief Operating Officer of the Company in April, 1988. Effective July 1992, Mr. Winkler succeeded Robert J. Quigley as President of the Company as well as its Garden State Park subsidiary.

     William H. Warner is a certified public accountant and was employed as an audit manager by Mortenson and Associates, P.C., the Company's auditors, for the five years preceding his joining the Company in September, 1983.

     Christopher C. Castens is an attorney who was admitted to practice law in 1978. He had served as house counsel and assistant to the executive vice president of Harness Tracks of America for five years prior to joining the Company in December, 1986 as house counsel.

     Dr. Charles R. Dees, Jr. is currently Vice President of Institutional Advancement at Fairleigh Dickinson University. Dr. Dees had been principally engaged during the preceding five years as Vice Chancellor for University Affairs at Seton Hall University in South Orange, New Jersey. He is not actively engaged in the business of the Company.

     Joseph K. Fisher has been principally engaged for the past five years as President and Chief Executive Officer of Fisher and Company, a New York City advertising agency. He is not actively engaged in the business of the Company.

     Kerry B. Fitzpatrick was principally engaged as chief executive of Southlake (NJ) Thoroughbred Services, a thoroughbred management and consulting firm and as managing general partner of the Southlake (NJ) Stable, a thoroughbred racing stable, in 1980 prior to his election as President and Chief Executive Officer of the Company. Mr. Fitzpatrick was elected to the Board of Trustees of the Pennsylvania Horse Breeders Association for a three year term commencing May of 1986. Mr. Fitzpatrick devoted all of his working time to the business of the Company until his resignation as President and Chief Executive Officer in the third quarter of fiscal 1988 for medical reasons. He continues to serve as a Director of the Company and is on a paid disability leave of absence but remains available to the Company for consultation.

     Robert J. Quigley was General Manager-Racing for the New Jersey Sports and Exposition Authority (The Meadowlands) for more than the preceding five years until May, 1983 when he commenced to serve on a full-time salaried basis as Vice President of the Company and President and Chief Executive Officer of its Garden State Park subsidiary. He was also the President and Chief Executive Officer of the Company's subsidiaries which owned and operated Philadelphia Park. In April, 1988, Mr. Quigley was elected President of the Company. Effective July 1992, Mr. Quigley resigned his positions to become president and chief operating officer of Retama Park Association, Inc., engaged in constructing a new racetrack facility in San Antonio, Texas. Mr. Quigley continues to serve as a member of the Company's board of directors.

     Ronald J. Riccio is currently Dean of the School of Law at Seton Hall University, a position he assumed effective July 1, 1988. He was principally engaged for the preceding five years as a practicing attorney and a member of the New Jersey law firm of Robinson, Wayne, Levin, Riccio and LaSala. He is not actively engaged in the business of the Company.

ITEM 11 - EXECUTIVE COMPENSATION

(A)  Cash Compensation of Officers and Directors

     The following tables disclose compensation received for the three fiscal years ended June 30, 1994 by the Company's President at the end of the 1994 fiscal year and each executive officer of the Company at the end of the 1994 fiscal year whose aggregate cash compensation in fiscal 1994 exceeded $100,000 (all such executive officers, including the President, are collectively referred to herein as the "Named Executive Officers").

Summary Compensation Table
                                 Annual Compensation
Name and                                          Long-Term       All Other
Principal Position   Year     Salary      Bonus   Compensation    Compensation
                              ($)         ($)     Awards          ($)(b)
                                                  Options/SARs
                                                  (#)
Arthur Winkler       1994    141,827      0        0              9,627
President            1993    125,000      0        0              9,408
                     1992    100,449      0        0              7,882

(a) In June 1994, Mr. Winkler was awarded options to purchase 275,000 shares of common stock. These options are subject to shareholder approval which is expected to be sought during fiscal 1995.

(b) Consists of life insurance premiums paid by the Company with respect to certain term life insurance payable on the officer's death to beneficiaries designated by him and further, includes amounts contributed by the Company to the officer's account under the Company's 401(k) plan. Amounts attributable to such term life insurance are as follows:

          1994      $    1,764
          1993      $    1,764
          1992      $    1,764

     Amounts contributed by the Company to the Company's 401(k) plan on behalf of the named executive officer are as follows:


          1994      $    7,863
          1993      $    7,644
          1992      $    6,118



Compensation of Directors

     For the fiscal year ended June 30, 1994, the Company paid $25,000 in directors fees to each of four directors, namely Mr. Quigley, Dr. Dees and Messrs. Fisher, and Riccio.

(B)  Employees Retirement Plan

     During fiscal 1985, the Company adopted an employee retirement and savings profit sharing plan for its non-union employees (as of June 30, 1993 approximately 70) pursuant to Section 401(k) of the Internal Revenue Code. The Company made a contribution with respect to fiscal 1993 and 1994 of $148,897 and $126,159, respectively.

     The Company's basic contribution under the Plan is 4% of each covered employee's compensation for such calendar year. In addition, commencing in fiscal 1986, the Company contributed up to an additional 50% of the first 4% of compensation contributed by any covered employee to the Plan (or up to an additional 2% of compensation). Funds in the Plan become fully vested in six years or in the event of the employee's death and can be withdrawn upon early retirement (attainment of age 59 1/2 and completion of 10 years of service), normal retirement (attainment of age 65) or separation from the Company.

(C)  Other Compensation

     See PART III, ITEM 13 - "Certain Relationships and Related Transactions" for information on other related party activity.



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August 30, 1994, the number of shares of the Company's Common Stock and Series A Preferred Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock and Series A Preferred Stock, by each director owning shares and by all Officers and Directors of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for purposes of computing the percentage ownership of a particular individual, all shares of the Company's Common Stock or Series A Preferred Stock outstanding as of such date. A convertibility provision with respect to the preferred stock expired on July 31, 1993.

                                                Series A Convertible
                         Common Stock           Preferred Stock

                       Amount and                Amount and
                       Nature of                 Nature of
Name and Address       Beneficial     Percent    Beneficial     Percent
Beneficial Owner       Ownership      of Class   Ownership      of Class

5% Owners
Robert J. Quigley     4,329,846 shs   45.3%       0              0
Retama Park           (1)(2)
P.O. Box 600
San Antonio, TX 78292

Robert E. Brennan     4,324,016 shs   45.3%       0              0
50 Broadway           (2)
New York, NY 10004

Ronald Riccio         1,090,731 shs   11.4%       0              0
Seton Hall University (3)
Newark, NJ 07102

Other Directors
Joseph K. Fisher           800 shs      -%        0              0
Kerry B. Fitzpatrick     1,274 shs      -%        0              0
Arthur Winkler             121 shs      -%        0              0

All Officers and
Directors as a Group  5,423,096 shs   56.8%       0              0
                      (1)(2)(3)(4)

     (1) Includes 5,830 shares of Common Stock which are owned of record and beneficially by Mr. Quigley.

     (2) Includes 4,324,016 shares of Common Stock owned of record by Robert
E. Brennan. Mr. Brennan has given Mr. Quigley an irrevocable proxy expiring on December 31, 1994 to vote such shares, and has also agreed not to sell, assign, hypothecate, pledge or transfer any of such shares during the period the proxy is in effect without Mr. Quigley's consent.

     (3) Includes 1,090,731 shares of Common Stock which are owned of record by Mr. Riccio as the sole trustee of The Family Investment Trust. The grantor of the Trust is Mr. Brennan and the sole beneficiaries are the three adult sons of Mr. Brennan. Mr.Brennan disclaims beneficial ownership of the shares owned by The Family Investment Trust.

     (4) Includes 324 shares of Common Stock owned of record and beneficially by two officers.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A company operated by the family of Kevin Quigley, son of Robert J. Quigley, former President and Director of the Company, maintains the stable area cafeteria and stable area refreshment stand in the recreation hall at Garden State Park making food and beverage service available for purchase by stable employees. Although Kevin Quigley's company has made investments in the smallwares and some equipment and pays all direct costs in connection with such operations, it uses kitchen equipment permanently installed and owned by Service America at a cost of approximately $445,000, without charge. (Title to this equipment will automatically pass to Garden State Park in the year 2000). These facilities provide three meals per day at prices that are below the outside market prices for the benefit of licensed stable area employees in a restrictive area not opened to the public. These facilities are required to promote good relationships with the horsemen. These operations are customary for racetracks in the industry. The Company believes these arrangements are in its best interest as it believes it is the most economical method to service the stable employees at the track without significant expense or risk to the Company. Effective August 18, 1992, Kevin Quigley became an employee of Garden State Park and devotes 100% of his time to this position.

     In management's opinion, the Company's transactions with related parties as described in this section were in the Company's best interests and were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(A) Exhibits

Exhibit                                           Incorporated by
Number         Description of Exhibit             Reference to

9.1            Robert E. Brennan irrevocable proxy
               through December 31, 1994 to Robert J.
               Quigley.

11.1           Computation of Earnings per Share

22 Subsidiaries - The following table indicates the wholly owned subsidiaries of International Thoroughbred
               Breeders, Inc. and their states of incorporation. All of such subsidiaries are wholly owned.

                                                          State of
                  Name                                    Incorporation
International Thoroughbred Breeders Management, Inc.        New Jersey
Olde English Equine Insurance Agency, Inc.                  New Jersey
Garden State Race Track, Inc.                               New Jersey
Colonial Racing Club, Inc.                                  Pennsylvania
Philadelphia Turf Club, Inc.                                Pennsylvania
International Thoroughbred Gaming Development, Corporation  New Jersey

(B)  Financial Statements

     Report of independent certified public accountants.

     Consolidated Balance Sheets as of June 30, 1994 and 1993.

     Consolidated Statements of Operations for the Years Ended June 30, 1994, 1993 and 1992.

     Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1994, 1993 and 1992.

     Consolidated Statements of Cash Flows for the Years Ended June 30, 1994, 1993 and 1992.

     Notes to Financial Statements.

     Report of Independent Certified Public Accountants on Supplementary Schedules.

     Supplementary Schedules.


(C)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K with respect to the quarter ended June 30, 1994.


IRREVOCABLE PROXY


     KNOW ALL MEN BY THESE PRESENTS, that the undersigned, ROBERT E. BRENNAN, a Stockholder of INTERNATIONAL THOROUGHBRED BREEDERS, INC., a Delaware corporation ("ITB"), does hereby constitute and appoint ROBERT J. QUIGLEY as his true and lawful agent and proxy, to vote for the undersigned in the undersigned's place and stead with respect to all shares of ITB's common stock presently owned by the undersigned as well as any shares of ITB's common stock which may be purchased or in any manner acquired by the undersigned hereafter to December 31, 1994 with respect to all matters upon which the undersigned may vote or otherwise act as a Stockholder of ITB.
     The undersigned acknowledges that this proxy is coupled with an interest in ROBERT J. QUIGLEY, that this proxy shall be irrevocable from the date hereof through the close of business on December 31, 1994 and is binding upon the undersigned, his heirs and distributees.
     The undersigned hereby represents that he presently is the owner of 4,324,016 shares of ITB common stock and that he will not prior to the close of business on December 31, 1994, sell, assign, hypothecate, pledge or transfer any of said shares of ITB common stock he presently owns, or any additional shares of ITB common stock purchased, or in any other manner acquired by the undersigned hereafter and prior to said date, without your prior written consent.

     IN WITNESS WHEREOF, the undersigned has placed his hand and seal as of the 30th day of June, 1994.



                                   By/s/Robert E. Brennan
                                     Robert E. Brennan




     INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     AND SUBSIDIARIES

     EXHIBIT 11.1
     EARNINGS (LOSS) PER SHARE
     FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992




                                                   1994           1993           1992
     Average shares outstanding disregarding
       dilutive outstanding stock options,
       and preferred shares during each year      9,547,900      8,950,025      4,868,001


     Dilutive stock options                             ---              0              0

     Assumed conversion of
       Series A Convertible Preferred Stock             ---            ---            ---

     Shares Outstanding                           9,547,900      8,950,025      4,868,001



     Net Income (Loss)                       $    2,500,596 $  (29,410,166)$   (6,466,152)


     Net Income (Loss) per Share             $         0.26 $        (3.29)$        (1.33)



     This computation is submitted in accordance with Regulation S-K,
     Item 601(b)(11)




SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         (Registrant)

                         By/s/Arthur Winkler
                              Arthur Winkler, President and
                              Director

                              Date:  September 6, 1994


                         By/s/William H. Warner
                              William H. Warner, Treasurer, Principal
                              Financial Officer and Accounting Officer

                              Date:  September 6, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By/s/Robert E. Brennan                  By/s/Arthur Winkler
Robert E. Brennan, Chairman of          Arthur Winkler, President
the Board and Chief Executive           and Director
Officer
                                        Date:  September 6, 1994
Date:  September 6, 1994


By/s/Charles R. Dees, Jr.               By/s/Ronald J. Riccio
Charles R. Dees, Jr., Director          Ronald J. Riccio, Director

Date:  September 6, 1994                Date:  September 6, 1994


By/s/Joseph K. Fisher                   By/s/Robert J. Quigley
Joseph K. Fisher, Director              Robert J. Quigley, Director

Date:  September 6, 1994                Date:  September 6, 1994

By/s/Kerry B. Fitzpatrick
Kerry B. Fitzpatrick, Director

Date:  September 6, 1994


