Form 10-Q
period 1994-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1994-11-09
CIK 320573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


Commission file number                0-9624

International Thoroughbred Breeders, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                     22-2332039

(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization                     No.)

P.O. Box 1232, Cherry Hill, New Jersey  08034
(Address of principal executive offices)(Zip Code)

(609) 488-3838
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes    X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


Class                         Outstanding at October 28, 1994
Common Stock, $ 2.00 par value              9,551,324



    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS
    AS OF SEPTEMBER 30, 1994 AND JUNE 30, 1994

                     ASSETS

                                                September 30,
                                                    1994           June 30,
                                                 (UNAUDITED)         1994
    CURRENT ASSETS:
    Cash                                    $      2,290,348   $    2,683,361
    Short-Term Investments                        15,425,103       13,392,730
         TOTAL CASH AND CASH EQUIVALENTS          17,715,451       16,076,091

    Restricted Cash and Investments                2,587,375        2,690,072
    Accounts Receivable - Net                      1,058,672          937,921
    Prepaid Expenses                                 686,739          907,654
    Accrued Interest Receivable                        5,972           44,439
    Other Current Assets                               8,916            7,703
         TOTAL CURRENT ASSETS                     22,063,125       20,663,880

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
    Land and Buildings                            52,196,047       52,133,715
    Equipment                                      1,888,681        1,800,630
    Livestock                                         62,895          187,951
         TOTAL LAND, BUILDINGS, EQUIPMENT
             AND LIVESTOCK                        54,147,623       54,122,296
    LESS: Accumulated Depreciation                   810,295          801,031
         TOTAL LAND, BUILDINGS, EQUIPMENT
             AND LIVESTOCK  - NET                 53,337,328       53,321,265

    OTHER ASSETS                                     446,374          448,266

    TOTAL ASSETS                            $     75,846,827   $   74,433,411



    See Notes to Financial Statements.








         INTERNATIONAL THOROUGHBRED BREEDERS, INC
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
        AS OF SEPTEMBER 30, 1994 AND JUNE 30, 1994

           LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          September 30,
                                                             1994         June 30,
                                                          (UNAUDITED)       1994
    CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses             $    4,752,466   $   3,866,043
    Notes Payable - Current Portion                           15,000          40,000
         TOTAL CURRENT LIABILITIES                         4,767,466       3,906,043

    DEFERRED INCOME                                        1,224,766         719,383


    COMMITMENTS AND CONTINGENCIES                                  0               0

    SHAREHOLDERS' EQUITY:
    Series A (Convertible) Preferred Stock $100.00
      Par Value,
      Authorized 500,000 Shares, Issued
      and Outstanding,
      362,446 and 362,443 Shares, Respectively            36,244,575      36,244,275
    Common Stock $2.00 Par Value, Authorized
      25,000,000 Shares,
      Issued and Outstanding, 9,551,320 and 9,551,255
      Sahres, Respectively                                19,102,639      19,102,509
    Capital in Excess of Par (June 30, 1993 reflects
      quasi-reorganization)                               11,960,175      11,960,605
    Retained Earnings (subsequent to June 30, 1993,
      date of quasi-reorganization, total deficit
      eliminated $102,729,936)                             2,547,206       2,500,596
         TOTAL SHAREHOLDERS' EQUITY                       69,854,595      69,807,985

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $   75,846,827   $  74,433,411




    See Notes to Financial Statements.








    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
              AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994
                (UNAUDITED)

                                               Common                       Preferred
                                              Number of                     Number of
                                               Shares         Amount         Shares         Amount
    BALANCE - JUNE 30, 1994                   9,551,255 $   19,102,509        362,443 $   36,244,275

       Shares Issued for Fractional Exchanges
       With Respect to the
       One-for-twenty Reverse Stock Split
       effected on March 13, 1992                    65            130              3            300
       Net Income for the Three Months Ended
       September 30, 1994                        ---            ---            ---            ---
    BALANCE - SEPTEMBER 30, 1994              9,551,320 $   19,102,639        362,446 $   36,244,575

                                               Capital
                                              in Excess      Retained
                                               of Par        Earnings         Total
    BALANCE - JUNE 30, 1994              $   11,960,605 $    2,500,596 $   69,807,985

       Shares Issued for Fractional Exchanges
       With Respect to the
       One-for-twenty Reverse Stock Split
       effected on March 13, 1992                  (430)        ---            ---
       Net Income for the Three Months Ended
       September 30, 1994                        ---            46,610         46,610
    BALANCE - SEPTEMBER 30, 1994         $   11,960,175 $    2,547,206 $   69,854,595


    See Notes to Financial Statements.








      INTERNATIONAL THOTOUGHBRED BREEDERS, INC.
                   AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                     (UNAUDITED)



                                                      Three Months Ended Three Months En
                                                       September 30,      September 30,
                                                           1994               1993
    REVENUES:
    Revenue from Operations                         $      7,094,007   $      7,461,065
    Investment Income Revenue                                492,207            120,536
         TOTAL REVENUES                                    7,586,214          7,581,601

    EXPENSES:
    Cost of Revenues                                       1,278,377          1,088,815
    Operating Expenses                                     4,632,253          4,683,497
    Depreciation & Amortization                              142,330            140,908
    General & Administrative Expenses                      1,486,644          1,137,013
          TOTAL EXPENSES                                   7,539,604          7,050,233

    INCOME FROM OPERATIONS
      BEFORE TAXES                                            46,610            531,368

    LESS:Income Tax Expense                                        0                  0
    NET INCOME                                      $         46,610   $        531,368

    NET INCOME PER SHARE                            $           0.00   $           0.06





    See Notes to Financial Statements.







      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                   AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                     (UNAUDITED)
                                                  Three Months Ended  Three Months Ended
                                                  September 30,       September 30,
                                                            1994               1993
    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers                $       7,471,639   $     7,784,154
        Cash Paid to Suppliers and Employees               (6,308,715)       (6,821,210)
        Interest Received                                     190,674            84,582
        Cash Received from Sale of Trading Securities         340,000                 0
        Change in Restricted Cash & Investments               102,697           570,710
    NET CASH PROVIDED BY OPERATIONS                         1,796,295         1,618,236

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                             0            31,453
        Proceeds from Sale of Equipment                         7,000            62,000
        Capital Expenditures                                 (140,826)          (171,167)
        Increase in Other Investment Activity                   1,892           126,371

    NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES          (131,934)          48,657

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal Payments on Long Term Notes                 (25,000)          (31,251)

    NET CASH USED BY FINANCING ACTIVITIES                     (25,000)          (31,251)

    NET INCREASE IN CASH AND CASH EQUIVALENTS               1,639,360         1,635,642
          CASH AND CASH EQUIVALENTS AT
             BEGINNING OF YEAR                             16,076,091        15,337,655

          CASH AND CASH EQUIVALENTS AT
             END OF THE PERIOD                      $      17,715,451   $    16,973,297

    See Notes to Financial Statements.




INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


(1)  INTEREST EXPENSE

     Garden State Park Racetrack, Inc. is a wholly owned subsidiary of the parent company, International Thoroughbred Breeders, Inc. All interest expense of the subsidiaries is considered expense of the parent company. The parent company is due interest on funds it has advanced to Garden State Park for the purchase, construction and equipping of the racetrack and funding its operations as needed. As of September 30, 1994, such advances totaled $140,921,826 to Garden State Park, in addition to initial capitalization of $86,130,000 provided by the net proceeds of the Company's preferred stock offering in July, 1983. The interest on these advances is computed at an average prime lending rate between 7.25% and 7.75% during the period. The resulting interest owed to the parent company for the fiscal quarter ended September 30, 1994 by Garden State Park was $2,614,575.

(2)  INCOME TAX EXPENSE

     Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. This Statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The effect of adoption of this Statement on current and prior financial statements is immaterial. No provision for income taxes has been made for the quarter ended September 30, 1994, as the Company is in a net operating loss carryforward position for tax purposes.

     When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from the quasi-reorganization, will be excluded from the results of operations and credited to paid in capital.

     The Company has a net operating loss carryforward of approximately $161,860,000 at September 30, 1994, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset is offset by an allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

(3)  COMMITMENTS AND CONTINGENCIES

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

     The Company formed a wholly owned subsidiary, International Thoroughbred Gaming Development Corporation (ITG), which is responsible for implementing the above project. In addition to the funds expended during the last fiscal year, the Company is committed to approximately $675,000 in expenses, of which $445,000 has been recognized during the quarter, related to the development of this project. The Company's financial commitment could increase if circumstances warrant.

     No assurances can be given that the Company's offer will be accepted or that the constitutional amendment will be placed on the ballot or adopted. Furthermore, even assuming such acceptance and adoption, no assurance can be given that the Company will be able to obtain the required financing.

     On August 16, 1986, a putative "class action" was filed against the Company, its Garden State Race Track, Inc. subsidiary, First Jersey Securities, Inc. ("First Jersey"), two other broker-dealers, Robert E. Brennan, the Company's Chairman of the Board and principal stockholder, and ten other present and former directors of the Company alleging various violations of federal securities laws and other statutes. On July 8, 1987, another putative "class action" was filed against the Company, First Jersey, another broker-dealer, Robert E. Brennan, and six other present and former directors of the Company alleging various violations of federal securities laws and other statutes. During fiscal 1988, based upon a change of venue motion which had been filed by the Company, the U.S. District Court transferred both cases from the Southern District of New York to the District of New Jersey. On June 7, 1988 a consolidated amended complaint was filed by the plaintiffs in the two putative "class action" suits described above in federal court in Trenton. This complaint was substantially similar to the original suits filed separately except to name eleven current and former directors as defendants. On July 27, 1989, based upon motions which had been filed by the Company, the United States District Court, District of New Jersey dismissed several, but not all, of the claims and allegations contained in the consolidated amended complaint. On October 20, 1993, the United States District Court for the District of New Jersey signed an order granting preliminary approval to a proposed partial settlement of the claims. Although the Company believes this lawsuit is totally without merit, it has incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. In order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed a proposed partial Settlement Agreement. The proposed partial settlement required the Company to make a $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note. If effectuated, the settlement would dispose of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the Company against all parties in the litigation.
As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections from certain non-settling defendants or in the event of collection of any of the above described $150,000 contingency payment. On April 12, 1994, an order was entered approving the settlement agreement and entering a final judgement of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company. Certain non-settling defendants have appealed the order approving the settlement. In the event the settlement is upset on appeal, the Company intends to continue to vigorously contest this lawsuit.
An estimate of any potential loss cannot be made at this time.

(4)  INVESTMENT INCOME REVENUE

     Investment income revenue consists primarily of gains realized on trading securities.

(5)  NET INCOME (LOSS) PER SHARE

     Income per share for the three months ended September 30, 1994 and 1993 is computed on the weighted average number of shares outstanding. The conversion period for the Convertible Preferred Stock concluded as of July 31, 1993, therefore the Convertible Preferred Stock has not been included in the computations. The number of shares used in the computations were 9,551,301 and 9,538,066 at September 30, 1994 and 1993, respectively.

(6)  OPINION OF MANAGEMENT

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1994.

(7)  NEW AUTHORITATIVE PRONOUNCEMENTS

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

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993





     Independent accountants have reviewed the financial information herein in accordance with standards established by the American Institute of Certified Public Accountants. All adjustments and additional disclosures proposed by said independent accountants have been reflected in the data presented.

Review Report of Independent Accountant's

The Board of Directors and Shareholders

International Thoroughbred Breeders, Inc.
and Subsidiaries


     We have reviewed the accompanying condensed consolidated balance sheet of International Thoroughbred Breeders, Inc., and subsidiaries as of September 30, 1994, and the related condensed consolidated statement of shareholders' equity for the three month period then ended, and the condensed statements of operations, and cash flows for the three month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






MORTENSON AND ASSOCIATES, P.C.
Certified Public Accountants



Cranford, New Jersey
October 28, 1994

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

MANAGEMENT ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 1994

OPERATIONS

     Total revenues for the three months ended September 30, 1994 and 1993 were $7,586,214 and $7,581,601 respectively. This increase represents less than 1% during comparable periods and primarily reflects an increase in investment income from the sale of trading securities partially offset by a 4% decrease in revenues generated by the racetrack segment. Management believes that the breeding operation has become insignificant to the overall operation of the Company. The loss before taxes for breeding operations for the three months ended September 30, 1994 was $37,312 as compared to a loss of $30,516 for the three months ended September 30, 1993.

     For the first quarter of fiscal 1995, the Company realized net income from operations of $46,610 as compared to income of $531,368 for the corresponding year. The decrease of $484,758 in net income for the three month period just ended primarily resulted from: 1) a decrease in net income from the racetrack segment; 2) increased corporate expenses associated with the development of casino gaming within racetrack structures, via the Company's newly established wholly owned subsidiary, International Thoroughbred Gaming Development Corporation ("ITG"); and 3) a loss generated by the breeding segment; partially offset by 4) the increased investment revenue discussed above.

     Depreciation expense for the quarters ended September 30, 1994 and 1993 was$142,330 and $140,908, respectively.

     During the three months ended September 30, 1994, the racetrack segment realized income of $295,903 before tax expense and interest due the parent company of $2,614,575.

     During the three months ended September 30, 1994, Garden State Park's revenue decreased $326,101 or 4%, from $7,451,140 to $7,125,039 for the corresponding three month periods in fiscal 1995 and 1994, primarily reflecting the net effect of: 1) a decrease in revenues generated from intra-state simulcasting (which is simulcasting to and from the racetrack and other New Jersey tracks) and a decrease in revenues from the live handle on the Garden State Park harness races in September; partially offset by 2) increased revenues generated by the simulcasting of Garden State Park's live races to out-of-state racetracks. Expenses before interest increased
$106,741 or 2% for the three months ending September 30, 1994 when compared to the same period last year. Garden State Park experienced at its current live Harness Meet a 9% decrease in average daily handle during the first quarter of
fiscal 1995 as compared to the first quarter of fiscal 1994.   As a result of
the decreased revenues and increased expenses, Garden State Park realized income from operations, before interest due the parent company, of $295,903 as compared to income of $728,745 in the same quarter last fiscal year.

     Garden State Park's 1994 Standardbred (Harness) Racing Meet began September 7, 1994 and is scheduled to run 55 dates on a four night per week basis until December 10, 1994.

     On-track wagering during the current Harness Meet, through September 30th, averaged $225,754 over 15 dates of live racing. During the 1993 Harness Meet in the same quarter of fiscal 1994, on-track wagering averaged $247,253 over 14 dates of live racing.

     The following summarizes the average handle associated with the simulcast activity at Garden State Park during the first three months of both fiscal 1995 and 1994.






    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
       AND SUBSIDIARIES

    MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
    AND RESULTS OF OPERATIONS
    FOR THE QUARTER ENDED SEPTEMBER 30, 1994

    GARDEN STATE PARK SUMMARY OF AVERAGE
    HANDLES ASSOCIATED WITH SIMULCASTING

                                    July 1 thru September 30,

                                  FISCAL 1995      FISCAL 1995
                                 Number  Average  Number  Average
                                 of Days Handle   of Days Handle
    SIMULCAST OF GARDEN STATE
    PARK RACES TO:

    Monmouth Park           (S)       15   22,099      14   19,301
    Freehold Racetrack      (S)       15   80,294      14   72,992
    The Meadowlands         (S)       15  339,696      14  392,258
    Out-Of-State Tracks     (S)       15  658,532      14  341,875
    Atlantic City Casinos   (S)       15   31,219      14   29,480


    SIMULCAST OF RACES TO GARDEN
    STATE PARK RACES FROM:

    Monmouth Park           (T)       49   86,378      49  110,920
    Atlantic City Racetrac  (T)       40   69,464      48  117,337
    The Meadowlands         (T)       19  101,305      18  143,336
    Freehold Racetrack      (S)       38   36,086      42   43,173
    The Meadowlands         (S)       31  101,713      33  146,677
    Out-Of-State Tracks    (T,S)      92  202,589      92  191,964

       T=Thoroughbred Races       S=Standardbred (Harness) Races




LIQUIDITY AND FINANCIAL RESOURCES

     The Company's working capital as of September 30, 1994 was $17,295,659 which represents an increase of $1,955,424 from the first quarter of fiscal
1994. This increase is primarily the net result of increased cash flows from operations during the twelve month period as compared to last. The sale of a broodmare or stallion share, the only unusual source of liquidity from the breeding operations, reduces the producing assets of the Company and would have an effect on future earnings; the sale of foals would not. In response to what management believed to be a long term downturn in the bloodstock market, the Company significantly reduced its bloodstock holdings to the extent that the breeding stock currently available for sale is an insignificant factor with regard to future earnings and a source of liquidity.

     The Company is committed to a minimum of $675,000 in expenses, of which $445,000 has been recognized, related to the pursuit of casino development under the direction of the newly created International Thoroughbred Gaming
Development Corporation subsidiary. (See Note 3) The Company is also committed to spending approximately $330,000 in connection with the development of the 56 acre parcel of racetrack property as a retail shopping center.

INFLATION

     To date, inflation has not had a material effect on the Company's operations.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES


Part II

OTHER INFORMATION


Item 6.

     The Company did not file any reports on 8-K with respect to the quarter ended September 30, 1994.













INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





INTERNATIONAL THOROUGHBRED BREEDERS, INC.




November 4, 1994
/s/Arthur Winkler
President and Director




November 4, 1994
/s/William H. Warner
Treasurer, Principal Financial and
Accounting Officer

