Form 10-K/A
period 1994-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1994-12-08
CIK 320573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



Form 10-K/A

AMENDMENT TO APPLICATION OR REPORT
Files pursuant to Section 12, 13 or 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

International Thoroughbred Breeders, Inc.

(Exact name of registrant as specified in charter)

AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statement, exhibits or other portions of its Annual Report of Form 10-K dated June 30, 1994 as set forth in the pages attached hereto:


Part  IV, Item 14 (A)  Exhibits
Exhibit 27             Financial Data Schedule


     Pursuant to the requirements of the Securities and Exchange Age of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Thoroughbred Breeders, Inc.
(Registrant)

Dated:         December 8, 1994

By /s/ Arthur Winkler
Arthur Winkler,
President

By/s/William H. Warner
William H. Warner
Chief Financial and Accounting Officer


PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit
                                             Incorporated by
Number      Description of Exhibit           Reference to

9.1    Robert E. Brennan irrevocable proxy
       through December 31, 1994 to Robert J.
       Quigley.                                previously submitted

11.1     Computation of Earnings per Share     previously submitted

22 Subsidiaries - The following table indicates the wholly owned subsidiaries of International Thoroughbred Breeders, Inc. and their states of incorporation. All of such subsidiaries are wholly owned.


                                                   State of
                   Name                            Incorporation
International Thoroughbred Breeders Management,
Inc.                                               New Jersey
Olde English Equine Insurance Agency, Inc.         New Jersey
Garden State Race Track, Inc.                      New Jersey
Colonial Racing Club, Inc.                         Pennsylvania
Philadelphia Turf Club, Inc.                       Pennsylvania
International Thoroughbred Gaming
       Development Corporation                     New Jersey

27     Financial Data Schedule                     attached


(B) Financial Statements

Report of independent certified public accountants.      previously submitted

Consolidated Balance Sheets as of June 30, 1994 and 1993. previously submitted

Consolidated Statements of Operations for the Years Ended June 30, 1994, 1993
and 1992.                                                 previously submitted

Consolidated Statements of Shareholders' Equity for the Years Ended June 30,
1994, 1993 and 1992.                                      previously submitted

Consolidated Statements of Cash Flows for the Years Ended June 30, 1994, 1993
and 1992.                                                 previously submitted

Notes to Financial Statements.                            previously submitted

Report of Independent Certified Public Accountants on Supplementary Schedules.
                                                          previously submitted
Supplementary Schedules.                                  previously submitted


(C)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K with respect to the quarter ended June 30, 1994.