Form 10-Q
period 1994-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1995-02-14
CIK 320573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to


Commission file number 0-9624

International Thoroughbred Breeders, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)


22-2332039
(I.R.S. Employer Identification No.)


P.O. Box 1232, Cherry Hill, New Jersey  08034
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date. Class
Common Stock, $ 2.00 par value

Outstanding at February 3, 1995
9,551,345







     INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS
     AS OF DECEMBER 31, 1994 AND JUNE 30, 1994

                               ASSETS

                                              December 31,
                                                  1994         June 30,
                                               (UNAUDITED)       1994
    CURRENT ASSETS:
     Cash                                   $    1,660,026 $    2,683,361
     Short-Term Investments                     14,362,358     13,392,730
          TOTAL CASH AND CASH EQUIVALENTS       16,022,384     16,076,091

     Restricted Cash and Investments               269,224      2,690,072
     Accounts Receivable - Net                   1,168,206        937,921
     Prepaid Expenses                              374,712        907,654
     Accrued Interest Receivable                       417         44,439
     Other Current Assets                           34,335          7,703
          TOTAL CURRENT ASSETS                  17,869,278     20,663,880

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
     Land and Buildings                         52,238,239     52,133,715
     Equipment                                   2,017,034      1,800,630
     Livestock                                      10,000        187,951
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK                     54,265,273     54,122,296
    LESS: Accumulated Depreciation                 949,650        801,031
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK  - NET              53,315,623     53,321,265

    OTHER ASSETS                                 1,605,838        448,266

    TOTAL ASSETS                            $   72,790,739 $   74,433,411

    See Notes to Financial Statements.









    CONSOLIDATED BALANCE SHEETS
    AS OF DECEMBER 31, 1994 AND JUNE 30, 1994

    LIABILITIES AND SHAREHOLDERS' EQUITY

                                             December 31,
                                                 1994         June 30,
                                              (UNAUDITED)       1994
    CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses  $    1,922,769 $    3,866,043
    Notes Payable - Current Portion                15,000         40,000
         TOTAL CURRENT LIABILITIES              1,937,769      3,906,043

    DEFERRED INCOME                               640,509        719,383


    COMMITMENTS AND CONTINGENCIES                       0              0

    SHAREHOLDERS' EQUITY:
    Series A (Convertible) Preferred Stock
    $100.00 Par Value,
      Authorized 500,000 Shares, Issued
      and Outstanding,
      362,448 and 362,443 Shares, Respectivel  36,244,775     36,244,275
    Common Stock $2.00 Par Value, Authorized
    25,000,000 Shares,
      Issued and Outstanding, 9,551,337 and
      and 9,551,255 Shares,
      Respectively                             19,102,673     19,102,509
    Capital in Excess of Par                   11,959,941     11,960,605
    Retained Earnings (subsequent to
    to June 30, 1993, date of quasi-
       reorganization, total deficit eliminat   2,905,072      2,500,596
       $102,729,936)
         TOTAL SHAREHOLDERS' EQUITY            70,212,461     69,807,985

    TOTAL LIABILITIES & SHAREHOLDERS' EQUIT$   72,790,739 $   74,433,411


    See Notes to Financial Statements.







     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
     (UNAUDITED)
                                                       Six Months Ended
                                                       December 31,
                                                           1994
    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers                 $   17,114,809
        Cash Paid to Suppliers and Employees            (19,026,605)
        Interest Received                                   406,725
        Cash Received from Sale of Trading Securities       340,000
        Change in Restricted Cash & Investments           2,420,848
     NET CASH PROVIDED BY OPERATIONS                      1,255,778

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                     178,359
        Proceeds from Sale of Equipment                       8,500
        Payment on Option to Purchase Freehold Racetrack (1,150,000)
        Capital Expenditures                               (313,772)
        Increase(Decrease) in Other Investment Activity      (7,572)

     NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES     (1,284,484)

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal Payments on Long Term Notes               (25,000)

     NET CASH USED BY FINANCING ACTIVITIES                  (25,000)

    NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS     (53,707)
           CASH AND CASH EQUIVALENTS AT
              BEGINNING OF YEAR                          16,076,091

           CASH AND CASH EQUIVALENTS AT
              END OF THE PERIOD                      $   16,022,384

                                                       Six Months Ended
                                                       December 31,
                                                           1993

    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers                 $   17,864,222
        Cash Paid to Suppliers and Employees            (19,191,756)
        Interest Received                                   200,101
        Cash Received from Sale of Trading Securities     1,125,000
        Change in Restricted Cash & Investments           1,766,097
     NET CASH PROVIDED BY OPERATIONS                      1,763,664

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                     391,612
        Proceeds from Sale of Equipment                      67,000
        Payment on Option to Purchase Freehold Racetrac           0
        Capital Expenditures                               (375,206)
        Increase(Decrease) in Other Investment Activity     177,188

     NET CASH PROVIDED(USED) BY INVESTING ACTIVITIES        260,594

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal Payments on Long Term Notes               (35,418)

     NET CASH USED BY FINANCING ACTIVITIES                  (35,418)

    NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS   1,988,840
           CASH AND CASH EQUIVALENTS AT
              BEGINNING OF YEAR                          15,337,655

           CASH AND CASH EQUIVALENTS AT
              END OF THE PERIOD                      $   17,326,495


    See Notes to Financial Statements.








     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993

     (UNAUDITED)

                                          Three Months Ended
                                          December 31,
                                              1994           1993
    REVENUES:
     Revenue from Operations            $   10,516,821 $   11,282,588
     Investment Income Revenue                 210,496      1,239,052
       TOTAL REVENUES                       10,727,317     12,521,640

    EXPENSES:
     Cost of Revenues                        3,234,960      3,648,189
     Operating Expenses                      5,667,763      5,553,461
     Depreciation & Amortization               144,156        132,017
     General & Administrative Expenses       1,322,572      1,345,690
       TOTAL EXPENSES                       10,369,451     10,679,357

     INCOME FROM OPERATIONS
       BEFORE TAXES                            357,866      1,842,283

     LESS:Income Tax Expense                         0              0
    NET INCOME                          $      357,866 $    1,842,283

    NET INCOME PER SHARE                $         0.04 $         0.19

    See Notes to Financial Statements.

                                          Six Months Ended
                                          December 31,
                                              1994           1993
    REVENUES:
     Revenue from Operations            $   17,610,828 $   18,743,653
     Investment Income Revenue                 702,703      1,359,588
       TOTAL REVENUES                       18,313,531     20,103,241

    EXPENSES:
     Cost of Revenues                        4,513,337      4,737,004
     Operating Expenses                     10,300,015     10,236,958
     Depreciation & Amortization               286,486        272,925
     General & Administrative Expenses       2,809,216      2,482,703
       TOTAL EXPENSES                       17,909,054     17,729,590

     INCOME FROM OPERATIONS
       BEFORE TAXES                            404,476      2,373,651

     LESS:Income Tax Expense                         0              0
    NET INCOME                          $      404,476 $    2,373,651

    NET INCOME PER SHARE                $         0.04 $         0.25

    See Notes to Financial Statements.










      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                 AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      FOR THE SIX MONTHS ENDED DECEMBER 31, 1994
                    (UNAUDITED)

                                                  Common
                                                 Number of
                                                  Shares         Amount
    BALANCE - JUNE 30, 1994                       9,551,255 $   19,102,509

       Shares Issued for Fractional Exchanges
       With Respect to the
          One-for-twenty Reverse Stock Split             82            164
          effected on March 13, 1992
       Net Income for the Six Months                ---            ---
       Ended December 31, 1994
    BALANCE - DECEMBER 31, 1994                   9,551,337 $   19,102,673

    See Notes to Financial Statements.


                                                 Preferred
                                                 Number of
                                                  Shares         Amount
    BALANCE - JUNE 30, 1994                         362,443 $   36,244,275

       Shares Issued for Fractional Exchanges
       With Respect to the
          One-for-twenty Reverse Stock Split              5            500
          effected on March 13, 1992
       Net Income for the Six Months                ---            ---
       Ended December 31, 1994
    BALANCE - DECEMBER 31, 1994                     362,448 $   36,244,775

    See Notes to Financial Statements.

                                                  Capital
                                                 in Excess      Retained
                                                  of Par        Earnings
    BALANCE - JUNE 30, 1994                  $   11,960,605 $    2,500,596

       Shares Issued for Fractional Exchanges
       With Respect to the
          One-for-twenty Reverse Stock Split           (664)       ---
          effected on March 13, 1992
       Net Income for the Six Months                ---            404,476
       Ended December 31, 1994
    BALANCE - DECEMBER 31, 1994              $   11,959,941 $    2,905,072

    See Notes to Financial Statements.



                                                   Total
    BALANCE - JUNE 30, 1994                  $   69,807,985

       Shares Issued for Fractional Exchanges
       With Respect to the
          One-for-twenty Reverse Stock Split        ---
          effected on March 13, 1992
       Net Income for the Six Months                404,476
       Ended December 31, 1994
    BALANCE - DECEMBER 31, 1994              $   70,212,461

    See Notes to Financial Statements.


INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1)  EXERCISE OF OPTION TO PURCHASE FREEHOLD RACEWAY

     On December 13, 1994, ITB exercised its option to acquire all of the outstanding stock of Freehold Racing Association, Inc. ("FRA") and Atlantic City Harness, Inc., ("ACH") the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company, for $23 million, subject to adjustment. The acquisition was approved by the New Jersey Racing Commission. FRA and ACH will continue to hold the racing permits and conduct the racing programs. The acquisition was completed on February 2, 1995 to be effective as of January 1, 1995. (See Note 9)

     Freehold Raceway, located in the western Monmouth county portion of New Jersey, is the nation's oldest harness track. It is unique in that it operates the only extended daytime harness pari-mutuel facility in the country. FRA and ACH previously received approval from the New Jersey Racing Commission to conduct 209 days of racing in 1995. Additionally, the track hosts full-card simulcast betting on thoroughbred and harness racing from numerous tracks throughout the country.

(2)  INTEREST EXPENSE

     Garden State Park Racetrack, Inc. is a wholly owned subsidiary of the parent company, International Thoroughbred Breeders, Inc. All interest expense of the subsidiaries is considered expense of the parent company. The parent company is due interest on funds it has advanced to Garden State Park for the purchase, construction and equipping of the racetrack and funding its operations as needed. As of December 31, 1994, such advances totaled $141,442,659 to Garden State Park, in addition to initial capitalization of $86,130,000 provided by the net proceeds of the Company's preferred stock offering in July, 1983. The interest on these advances is computed at an average prime lending rate between 7.25% and 8.50% during the periods. The resulting interest owed to the parent company for the three and six months ended December 31, 1994 by Garden State Park was $2,896,242 and $5,510,817, respectively.

(3)  INCOME TAX EXPENSE

     Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. This Statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The effect of adoption of this Statement on current and prior financial statements is immaterial. No provision for income taxes has been made for the six month period ended December 31, 1994, as the Company is in a net operating loss carryforward position for tax purposes.

     When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from the quasi-reorganization, will be excluded from the results of operations and credited to paid in capital.

     The Company has a net operating loss carryforward of approximately $161,500,000 at December 31, 1994, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset is offset by an allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

(4)  COMMITMENTS AND CONTINGENCIES

     The Company announced on March 22, 1994, an offer to purchase The Meadowlands Sports Complex and Monmouth Park for $1 Billion from the New Jersey Sports and Exposition Authority ("NJSEA"). An alternative offer also was made to purchase Monmouth Park and The Meadowlands Race Track improvements for $125 million and to enter into a long-term lease for the Meadowlands Race Track for $50 million per year. The offer is subject, among other conditions, to adoption by the voters of the State of New Jersey of an appropriate constitutional amendment authorizing the casino gaming at the Meadowlands and Garden State Park racetracks. ITB acquired options to purchase Atlantic City Race Course and Freehold Raceway. The option on the Atlantic City Race Course will expire on March 18, 1995, with an additional one year option available for purchase at that time. The option to purchase Freehold Raceway was exercised on December 13, 1994 (See Note 9). The Company is committed to an approximate $23,000,000 purchase price for the Freehold Raceway (See Note 9, Subsequent Events) and if the Atlantic City Race Course option is exercised, the Company could be committed for up to an additional $20,000,000 to complete the purchase of the Atlantic City Race Course. Assuming acceptance of the Company's offer by the NJSEA, the exercise of the Atlantic City racetrack option and adoption of the said constitutional amendment, the Company proposes to construct interactive gaming complexes that combine racing, casino gaming and entertainment on land presently used to stable and train horses at The Meadowlands and Garden State Park. The ITB offer proposes that up to 12 casinos be constructed and operated in the current stable area of each racetrack. The existing operating, licensed casino owners/operators in Atlantic City, New Jersey would be offered the opportunity to own and operate all of those casinos with the Company paid rent by the casino operators. The plan does provide that tracks can operate casinos within racetrack structures. Monmouth Park and Atlantic City Race Course would serve as the backstretch and training centers for The Meadowlands and Garden State Park respectively.

     The Company formed a wholly owned subsidiary, International Thoroughbred Gaming Development Corporation (ITG), which is responsible for implementing the above project. In addition to the funds expended during the last fiscal year the Company is committed to approximately $775,000 in expenses, of which $620,000 has been recognized during the first six months of the 1995 fiscal year, related to the development of this project. The Company's financial commitment could increase if circumstances warrant.

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

(5)  INVESTMENT INCOME REVENUE

     Investment income revenue consists primarily of gains realized on trading securities and interest on short term cash equivalent investments.

(6)  NET INCOME (LOSS) PER SHARE

     Income per share for the three and six month periods ended December 31, 1994 and 1993 is computed on the weighted average number of shares outstanding. The Convertible Preferred Stock has not been included in the computations because the conversion period has expired. The number of shares used in the computations were 9,551,328 and 9,539,796 for the three months ended December 31, 1994 and 1993, respectively and for the respective six month periods were 9,551,314 and 9,544,622.

(7)  OPINION OF MANAGEMENT

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1994.

(8)  NEW AUTHORITATIVE PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" is effective for fiscal years beginning after December 15, 1994 and has been amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. The Company does not have any loans that are subject to an impairment assessment as defined by SFAS No. 114.

     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", is effective for fiscal years beginning after December 15, 1993. The Company adopted SFAS 115 on June 30, 1994. The adoption of SFAS No. 115 did not have a material effect on the financial statements.

(9)  SUBSEQUENT EVENTS

     (a)  On January 25, 1995 the Company agreed to modify certain terms of:
1) the asset purchase agreement dated October 12, 1990 relating to the sale of its Philadelphia Park subsidiary; and 2) the agreement whereby the Company assigned its rights under the purchase money mortgage and note it held on Philadelphia Park. Under the terms of this modification, the Company is released from all liability for environmental clean-up at Philadelphia Park to the extent that such clean-up costs exceed $370,500 (previously the Company had been responsible for up to $3.35 million in clean-up costs). In consideration for this release, the Company has waived its right to: 1) certain fees that it was entitled to receive under the asset purchase agreement based upon a percentage of Philadelphia Park's handle when operating in competition with Garden State Park; and 2) all future contingent payments due the Company in connection with its sale of the Philadelphia Park mortgage note based upon possible future profitable operations of Philadelphia Park. The Company retains the right to receive an accounting from the assignee of the Philadelphia Park mortgage note so that the Company may determine to what extent, if any, an amount equal to the 1994 and 1995 contingent fees are payable under the terms of the proposed partial settlement of the putative "class action". (See Note 4)

     (b) ITB completed its acquisition of all of the stock of FRA and ACH, and CIRCA 1850, Inc. (See Note 1), from an unrelated party for a total of $23 million, including $17.8 million for the companies' stock and the restructuring of approximately $5.2 million in long-term debt.

     The purchase price of the stock was $17.8 million with approximately $5.3 million paid in cash (exclusive of final adjustments) and the balance financed by an eight year, $12.5 million note at eighty percent of the prevailing prime rate, not to exceed six percent. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral. The transaction completed on February 2, 1995 was effective as of January 1, 1995.

     At closing, $5.2 million of debt was retired with ITB and the seller each advancing to FRA approximately $2.6 million. The seller and ITB received from FRA promissory notes evidencing the indebtedness secured by mortgages on the racetrack property and other collateral.

     FRA and ACH will race 209 days in 1995, as previously approved by the New Jersey Racing Commission. ACH's meet, which began on January 1, will continue through May 30 while FRA will operate from August 17 through December 30.

     The following unaudited pro forma combined results of operations account for the acquisition as if it had occurred on July 1, 1992. The pro forma results give effect to depreciation of fixed assets purchased, amortization of goodwill, and interest expense.







Unaudited Pro Forma Combined Results of Operations

                         Six Months                Years ended
                       Ended Dec. 31                  June 30,
                 1994         1993        1994         1993

Total revenues $ 36,350,388 $36,478,186 $ 73,421,902  $ 74,713,707

Net earnings      1,866,010   3,142,066    4,389,154   (28,975,624)

Net earnings per common share
                       .19         .33           .46         (3.05)


     The above pro forma statements do not purport to be indicative of the financial position or results which actually would have occurred had the acquisition been made on July 1, 1992 or subsequent to that date.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993




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

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders

International Thoroughbred Breeders, Inc.
and Subsidiaries



     We have reviewed the accompanying condensed consolidated balance sheet of International Thoroughbred Breeders, Inc., and subsidiaries as of December 31, 1994, and the related condensed consolidated statement of shareholders' equity for the six month period then ended, the condensed consolidated statements of operations for the three and six month periods ended December 31, 1994 and 1993, and the condensed consolidated statement of cash flows for the six month periods ended December 31, 1994 and 1993. These financial statements are the responsibility of the company's management.

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


Cranford, NJ
February 2, 1995

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 1994
AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1994


OPERATIONS

     Total revenues for the three months ended December 31, 1994 decreased $1,794,323 or 14% compared to the three months ended December 31, 1993. For the six month period ended December 31, 1994, total revenues decreased $1,789,710 or 9% in comparison to the same period last year. The decrease in revenues primarily reflect: (1) a 5% decrease in revenues generated by the racetrack segment of $1,132,825 in the first half of fiscal 1995 as compared to the first half of fiscal 1994; and (2) a decrease in activity of $656,885 associated with the sale of trading securities which resulted in a decrease in investment income. Management believes that the breeding operation has become insignificant to the overall operation of the Company. Income before taxes for breeding operations for the three and six month periods ended December 31,1994 was $33,554 and $70,866, respectively as compared to $206,246 and $236,762 for the respective periods in fiscal 1994.

     The Company realized net income from operations of $404,476 and $357,866 for the respective six and three month period ended December 31, 1994 as compared to net income from operations of $2,373,651 and $1,842,283 for the comparable periods in fiscal 1994. The decrease of $1,969,175 in net income for the six month period just ended primarily resulted from: 1) a decrease in net income from the racetrack segment of approximately $650,000; 2) increased corporate expenses of approximately $620,000 associated with the development of casino gaming within racetrack structures, via the Company's newly established wholly owned subsidiary, International Thoroughbred Gaming Development Corporation ("ITG"); 3) reduced income generated by the breeding segment; and 4) the decrease in investment revenue of approximately $650,000.

     Depreciation expense for the six and three months ended December 31, 1994 was $286,486 and $144,156 as compared to $272,925 and $132,017 for the comparable periods in the last fiscal year.

     During the three and six months ended December 31, 1994, Garden State Park realized income of $557,014 and $852,917, respectively before income tax and interest due the parent company of $2,896,242 and $5,510,817 for the respective three and six month periods.

     Quarterly and year-to-date net income at Garden State Park for the current fiscal year as compared to the net losses for last year are as follows:

                               Net Income         Net
                    Fiscal 1995     Fiscal 1994   Decrease
1st Quarter         $    295,903   $  728,745     $    (432,842)
2nd Quarter              557,014      774,393          (217,379)
Year-to-Date        $    852,917   $1,503,138     $    (650,221)


     During the three months ended December 31, 1994, Garden State Park's revenue decreased $523,046 or 5% when compared to the same period last year, primarily reflecting the net effect of: 1) a 21% decrease in revenues generated from the simulcasting of Garden State Park races into other New Jersey racetracks; 2) a 16% decrease in revenues generated from the simulcast of other New Jersey racetracks into Garden State Park; 3) a 16% decrease in revenues generated by live on-track racing; partially offset by 4) a 65% increase in revenues generated from the simulcasting of the live races to out-of-state racetracks and the Atlantic City Casinos. Expenses decreased $305,667 or 3% for the three months ending December 31, 1994 when compared to the same period last year. The decrease in revenues and expenses primarily accounted for the racetrack realizing net income from operations of $557,014 for the three months ended December 31, 1994 as compared to income of $774,393 during the three months ended December 31, 1993.

     During the six months ended December 31, 1994 Garden State's revenue decreased $849,147 or 5% when compared to the same period last year, primarily reflecting the net effect of: 1) decreased revenues generated by simulcasting to and from the other New Jersey racetracks; 2) decreased revenues generated by live on-track racing; and 3) the increased revenues generated by out-of-state simulcasting as discussed above. Expenses decreased $198,926 or 1% forthe six months ending December 31, 1994 when compared to the same period last year. As a result of decreased revenues and expenses, Garden State Park realized income of $852,917 for the first half of fiscal 1995 as compared to income of $1,503,138 for the first half of fiscal 1994.

     Garden State Park's 1994 Standardbred (Harness) Racing Meet began September 7, 1994 and ran 55 dates on a four night per week basis until December 10, 1994.

     On-track wagering during the 1994 Harness Meet, through December 10, 1994, averaged $207,747 over 55 dates of live racing. During the 1993 Harness Meet in fiscal 1994, on-track wagering averaged $237,558 over 55 dates of live racing.

     The following summarizes the average handle associated with the simulcast activity at Garden State Park during the first six months of both fiscal 1995 and 1994.







    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
    AND RESULTS OF OPERATIONS
    FOR THE QUARTER ENDED DECEMBER 31, 1994

    GARDEN STATE PARK SUMMARY OF AVERAGE
    HANDLES ASSOCIATED WITH SIMULCASTING

                                        July 1 thru December 31,

                                    FISCAL 1995      FISCAL 1994
                                 Number Average    Number Average
                                 of DaysHandle     of DaysHandle
    SIMULCAST OF GARDEN STATE
    PARK RACES TO:
    Monmouth Park           (S)      55     24,446     55     21,958
    Freehold Racetrack      (S)      55     83,228     55     83,757
    The Meadowlands         (S)      55    348,849     55    444,343
    Out-Of-State Tracks     (S)      55    658,699     55    367,498
    Atlantic City Casinos   (S)      55     35,578     55     33,228


    SIMULCAST OF RACES TO GARDEN
    STATE PARK RACES FROM:

    Monmouth Park           (T)      49     86,378     49    110,920
    Atlantic City Racetrac  (T)      40     69,464     48    117,337
    The Meadowlands         (T)      69    106,952     68    132,925
    Freehold Racetrack      (S)     109     34,353    114     41,576
    The Meadowlands         (S)      37     95,697     38    138,201
    Out-Of-State Tracks    (T,S)    183    218,306    183    213,356

           T=Thoroughbred Races          S=Standardbred (Harness) Rac


     Garden State Park's 1995 Thoroughbred Meet began January 13, 1995 and is scheduled to run through May 27, 1995. Racing was conducted three times a week during the month of January and is scheduled for four nights a week during the remainder of the meet, for a total of 76 racing dates. Racing will be conducted at night on all dates included in the schedule.

     The Company has received approval from the New Jersey Racing Commission to run a 49 night harness meet from September 8 through December 3, 1995.


LIQUIDITY AND FINANCIAL RESOURCES

Consolidated and Racetrack Segment

     The Company's working capital as of December 31, 1994 was $15,931,509 which represents a decrease of $826,328 from the first half of fiscal 1994. This decrease is primarily the net result of the net effect of; 1) the utilization of cash of $1,150,000 towards the purchase of the Freehold racetrack (See Notes 1 and 9); and 2) positive cash flow from operations.

INFLATION

     To date, inflation has not had a material effect on the Company's operations.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

PART II

OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Registrant's Annual Meeting of Stockholders was held on Tuesday, December 20, 1994.

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

Robert E. Brennan
Charles R. Dees, Jr.
Joseph K. Fisher
Kerry B. Fitzpatrick
Robert J. Quigley
Ronald J. Riccio
Arthur Winkler


Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits


Exhibit                  Incorporated by
Number                Description of Exhibit          Reference to

         Notice, Proxy Statement and Form of Proxy
21.1     Previously Filed for the Registrant's Annual
         Meeting of Stockholders to be held on
         December 20, 1994.


     (B) Reports on Form 8-K:

          The Company did not file any reports on 8-K with respect to the quarter ended December 31, 1994.


INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERNATIONAL THOROUGHBRED BREEDERS, INC.




February 2, 1995
/s/Arthur Winkler
Arthur Winkler
President and Director




February 2, 1995
/s/William H. Warner
William H. Warner
Treasurer, Principal Financial and
Accounting Officer