Form 10-Q
period 1995-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1995-05-12
CIK 320573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 0-9624
International Thoroughbred Breeders, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

22-2332039
(I.R.S. Employer Identification No.)

P.O. Box 1232, Cherry Hill, New Jersey  08034
(Address of principal executive offices,Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class                               Outstanding at May 5, 1995
Common Stock, $ 2.00 par value          9,551,366





     INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS
     AS OF MARCH 31, 1995 AND JUNE 30, 1994

                     ASSETS

                                             March 31,
                                               1995         June 30,
                                            (UNAUDITED)       1994
    CURRENT ASSETS:
     Cash                                $    4,071,647 $    2,683,361
     Short-Term Investments                   8,530,437     13,392,730
          TOTAL CASH AND CASH EQUIVALENTS    12,602,084     16,076,091

     Restricted Cash and Investments          1,928,856      2,690,072
     Accounts Receivable - Net                3,302,675        937,921
     Prepaid Expenses                           513,326        907,654
     Accrued Interest Receivable                    286         44,439
     Other Current Assets                        16,991          7,703
          TOTAL CURRENT ASSETS               18,364,218     20,663,880

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
     Land and Buildings                      73,988,771     52,133,715
     Equipment                                3,534,692      1,800,630
     Livestock                                   17,517        187,951
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK                  77,540,980     54,122,296
    LESS: Accumulated Depreciation            1,253,798        801,031
          TOTAL LAND, BUILDINGS, EQUIPMENT
              AND LIVESTOCK  - NET           76,287,182     53,321,265

    OTHER ASSETS:
     Deposits and Other Assets                  271,648        448,266
     Goodwill - Net                           3,293,305              0
          TOTAL OTHER ASSETS                  3,564,953        448,266


    TOTAL ASSETS                         $   98,216,353 $   74,433,411




    See Notes to Financial Statements.







     INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS
     AS OF MARCH 31, 1995 AND JUNE 30, 1994

     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       March 31,      June 30,
                                                                         1995           1994
                                                                      (UNAUDITED)
    CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                         $    9,428,084 $    3,866,043
     Notes and Mortgages Payable - Current Portion                      1,356,399         40,000
     State Income Taxes Payable                                            30,000              0
          TOTAL CURRENT LIABILITIES                                    10,814,483      3,906,043

    DEFERRED INCOME                                                       663,452        719,383

    NOTES AND MORTGAGES PAYABLE - LONG TERM                            15,808,197              0

    COMMITMENTS AND CONTINGENCIES                                               0              0

    SHAREHOLDERS' EQUITY:
     Series A (Convertible) Preferred Stock $100.00 Par Value,
       Authorized 500,000 Shares, Issued and Outstanding,
       362,449 and 362,443 Shares, Respectively                        36,244,875     36,244,275
     Common Stock $2.00 Par Value, Authorized 25,000,000 Shares,
       Issued and Outstanding, 9,551,353 and 9,551,255 Shares,
       Respectively                                                    19,102,705     19,102,509
     Capital in Excess of Par                                          11,959,809     11,960,605
     Retained Earnings (subsequent to June 30, 1993, date of quasi-
        reorganization, total deficit eliminated $102,729,936)          3,622,832      2,500,596
          TOTAL SHAREHOLDERS' EQUITY                                   70,930,221     69,807,985

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                       $   98,216,353 $   74,433,411


    See Notes to Financial Statements.






     INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     AND SUBSIDIARIES


     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995 AND 1994

     (UNAUDITED)


                                                       Three Months End Three Months End
                                                            March 31,      March 31,
                                                              1995           1994
    REVENUES:
     Revenue from Operations                            $   21,527,590 $    8,628,778
     Investment Income Revenue                                 289,893        100,685
       TOTAL REVENUES                                       21,817,483      8,729,463

    EXPENSES:
     Cost of Revenues                                        7,540,982      2,596,822
     Operating Expenses                                     11,281,404      5,839,369
     Depreciation & Amortization                               329,972        133,842
     General & Administrative Expenses                       1,746,495      1,032,627
     Interest Expense                                          200,870              0
       TOTAL EXPENSES                                       21,099,723      9,602,660

     INCOME(LOSS) FROM OPERATIONS
       BEFORE TAXES                                            717,760       (873,197)

     LESS: Income Tax Expense                                        0              0
    NET INCOME(LOSS)                                    $      717,760 $     (873,197)

    NET INCOME(LOSS) PER SHARE                          $         0.08 $        (0.09)

                                                         Nine Months End Nine Months E
                                                            March 31,      March 31,
                                                              1995           1994
    REVENUES:
     Revenue from Operations                            $   39,138,418 $   27,372,431
     Investment Income Revenue                                 992,596      1,460,273
       TOTAL REVENUES                                       40,131,014     28,832,704

    EXPENSES:
     Cost of Revenues                                       12,054,319      7,333,826
     Operating Expenses                                     21,581,419     16,076,327
     Depreciation & Amortization                               616,458        406,767
     General & Administrative Expenses                       4,555,711      3,515,330
     Interest Expense                                          200,870              0
       TOTAL EXPENSES                                       39,008,777     27,332,250

     INCOME(LOSS) FROM OPERATIONS
       BEFORE TAXES                                          1,122,236      1,500,454

     LESS: Income Tax Expense                                        0              0
    NET INCOME(LOSS)                                    $    1,122,236 $    1,500,454

    NET INCOME(LOSS) PER SHARE                          $         0.12 $         0.16



    See Notes to Financial Statements.







     INTERNATIONAL THOROUGHBRED BREEDERS, INC
     AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994

     (UNAUDITED)
                                                            Nine           Nine
                                                        Months Ended   Months Ended
                                                          March 31,      March 31,
                                                            1995           1994
    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers                  $   37,891,360 $   26,372,439
        Cash Paid to Suppliers and Employees             (36,968,192)   (27,010,330)
        Interest Received                                    495,335        301,132
        Interest Paid                                        (75,870)             0
        Cash Received from Sale of Trading Securities        541,414      1,125,000
        Change in Restricted Cash & Investments              761,216        854,633
     NET CASH PROVIDED BY OPERATIONS                       2,645,263      1,642,874

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                      178,359        469,364
        Proceeds from Sale of Equipment                        8,500         67,000
        Restructure of Freehold Debt - Net                (2,584,549)             0
        Purchase Freehold Racetrack - Net of Cash Receiv  (2,679,151)             0
        Capital Expenditures                                (564,673)      (738,089)
       (Increase)Decrease in Other Investment Activity      (166,305)       (11,762)

     NET CASH USED BY INVESTING ACTIVITIES                (5,807,819)      (213,487)

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal Payments on Long Term Notes               (311,451)       (35,418)

     NET CASH USED BY FINANCING ACTIVITIES                  (311,451)       (35,418)

    NET INCREASE(DECREASE)  IN CASH AND CASH EQUIVALENTS  (3,474,007)     1,393,969
           CASH AND CASH EQUIVALENTS AT
              BEGINNING OF YEAR                           16,076,091     15,337,655

           CASH AND CASH EQUIVALENTS AT
              END OF THE PERIOD                       $   12,602,084 $   16,731,624


    See Notes to Financial Statements.







               INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                            AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED MARCH 31, 1995

                              (UNAUDITED)

                                                                      Common
                                                                     Number of
                                                                      Shares        Amount
    BALANCE - JUNE 30, 1994                                           9,551,255 $  19,102,509

       Shares Issued for Fractional Exchanges With Respect to the
          One-for-twenty Reverse Stock Split effected
          on March 13, 1992                                                  98           196
       Net Income for the Nine Months Ended March 31, 1995              ---           ---
    BALANCE - MARCH 31, 1995                                          9,551,353 $  19,102,705

                                                                     Preferred
                                                                     Number of
                                                                      Shares        Amount
    BALANCE - JUNE 30, 1994                                             362,443 $  36,244,275

       Shares Issued for Fractional Exchanges With Respect to the
          One-for-twenty Reverse Stock Split effected
          on March 13, 1992                                                   6           600
       Net Income for the Nine Months Ended March 31, 1995              ---           ---
    BALANCE - MARCH 31, 1995                                            362,449 $  36,244,875

                                                                      Capital
                                                                     in Excess     Retained
                                                                      of Par       Earnings       Total
    BALANCE - JUNE 30, 1994                                       $  11,960,605 $   2,500,596 $69,807,985

       Shares Issued for Fractional Exchanges With Respect to the
          One-for-twenty Reverse Stock Split effected
          on March 13, 1992                                                (796)      ---          ---
       Net Income for the Nine Months Ended March 31, 1995              ---         1,122,236   1,122,236
    BALANCE - MARCH 31, 1995                                      $  11,959,809 $   3,622,832 $70,930,221


    See Notes to Financial Statements.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

(1)  STOCK PURCHASE OF FREEHOLD RACEWAY

     On February 2, 1995, ITB completed the purchase of all of the outstanding stock of Freehold Racing Association, Inc. ("FRA") and Atlantic City Harness, Inc., ("ACH") the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company, (herein and after collectively referred to as Freehold Raceway) from an unrelated party. FRA and ACH will continue to hold the racing permits and conduct the racing programs at Freehold Raceway.

     The purchase price of the stock was $17.8 million with approximately $5.3 million paid in cash (exclusive of final adjustments) and the balance financed by an eight year, $12.5 million note at eighty percent of the prevailing prime rate, not to exceed six percent. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral including 2,000,000 shares of ITB's Common Stock pledged by ITB's principal stockholder. (See Note 2-A) The transaction, completed on February 2, 1995, was effective as of January 1, 1995.

     At closing, $5.2 million of debt was retired with ITB and the seller each advancing to FRA approximately $2.6 million. The seller and ITB received from FRA promissory notes evidencing the indebtedness secured by the same collateral securing the above described $12.5 million note. (See Note 2-B)

     Freehold Raceway, located in the western Monmouth county portion of New Jersey, is the nation's oldest harness track. It is unique in that it operates the only extended daytime harness pari-mutuel facility in the country. FRA and ACH will race 208 days in 1995, as previously approved by the New Jersey Racing Commission. The current meet, which began on January 1, will continue through May 29 followed by the next meet which will operate from August 17 through December 30. Additionally, the track hosts full-card simulcast betting on thoroughbred and harness racing from numerous tracks throughout the country.

     Goodwill is the excess of the cost of acquired net assets over their fair value. It is being amortizes over 30 years under the straight line method. Accumulated amortization at March 31, 1995 is $25,824.

     The following unaudited pro forma combined results of operations account for the acquisition as if it had occurred on July 1, 1993. The pro forma results give effect to depreciation of fixed assets purchased, amortization of goodwill, and interest expense.



COMPARATIVE KEY LINE AMOUNTS FOR 1995 AND 1994 ARE AS FOLLOWS:

Pro Forma Combined Results of Operations For The Nine Months Ended March 31,



                              1995           1994
Total Revenues                $55,572,041    $58,972,838
Net Earnings (Loss)           2,738,983      3,201,939
Net Earnings (Loss)
   Per Common Share           $0.29          $0.34

Weighted Average Number of
   Shares Outstanding         9,551,325      9,509,401


     These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

(2)  NOTES AND MORTGAGES PAYABLE

     ( A ) On February 2, 1995, the Company entered into an agreement whereby the $12.5 million balance of the purchase price of the Freehold Raceway (See
Note 1) was financed by an eight year promissory note at 80% of the prevailing prime rate, adjusted on each anniversary date, not to exceed 6%. Yearly principal and interest payments during the first five (5) years commencing January 31, 1996 shall be paid based upon a twenty (20) year principal amortization schedule. During each of the next three (3) years, commencing January 21, 2001, yearly principal and interest payments shall be based upon a ten (10) year amortization schedule. On December 31, 2003, the entire unpaid principal balance, together with any accrued interest, becomes due and payable. At January 31, 1995, the prime rate was 8.5%, therefore interest due on the note for the first year shall be calculated at 6%. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral. At March 31, 1995, $625,000 of the principal balance was classified as short term and $11,875,000 was classified as long term.

     ( B ) On February 2, 1995, the Company and the seller of FRA each advanced to FRA $2,584,549 to retire the $5.2 million existing debt on FRA. The seller and ITB received from FRA promissory notes evidencing the indebtedness secured by mortgages on the racetrack property and other collateral. Equal monthly principal installments of $18,750 beginning on March 1, 1995 shall be paid to the seller together with accrued interest. Interest shall be calculated at 80% of the prime rate at January 31 of each year. The first year interest payments shall be calculated at 6.8%. At March 31, 1995, $225,000 of the principal balance was classified as short term and $2,322,049 was classified as long term.

     ( C ) On August 24, 1994, FRA renewed a two (2) year note payable to Marine Midland Bank in the amount of $2,345,000. Twenty three principal payments of $40,000 are to be paid monthly together with interest calculated at the prime rate computed on the basis of a 360 day year for the actual number of days elapsed. On August 20, 1996, the entire unpaid principal balance, together with any accrued interest, becomes due and payable. At March 31, 1995, $480,000 of the principal balance was classified as short term and $1,565,000 was classified as long term.

Notes and Mortgages Payable are summarized below:

                              March 31, 1995
                    Interest %          Current        Long-Term

Freehold Raceway:

Mortgage (A)        80% of Prime        $625,000       $11,875,000
                    (Not to exceed 6%)

Mortgage (B)        80% of Prime        225,000        2,322,049
Note ( C )               Prime          480,000        1,565,000
Notes-Other              Various        11,399         46,148

Garden State Park:
Note                N/A                 15,000         0

Totals                                  $1,356,399     $15,808,197

(3)  INTEREST EXPENSE

     Garden State Park Racetrack, Inc. and Freehold Raceway are wholly owned subsidiaries of the parent company, International Thoroughbred Breeders, Inc. All interest expense of the subsidiaries is considered expense of the parent company. The parent company is due interest on funds it has advanced to Garden State Park for the purchase, construction and equipping of the racetrack and funding its operations as needed. As of March 31, 1995, such advances totaled $8,206,432 to Freehold Raceway and $144,338,901 to Garden State Park, the latter being in addition to initial capitalization of $86,130,000 provided by the net proceeds of the Company's preferred stock offering in July, 1983. The interest owed to the parent company for the three and nine months ended March 31, 1995 by Garden State Park and Freehold Raceway on a combined basis was $3,320,473 and $8,831,290, respectively. The interest on these advances is computed at an average prime lending rate between 7.25% and 9.00% during the periods.

(4)  INCOME TAX EXPENSE

     Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. This Statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The effect of adoption of this Statement on current and prior financial statements is immaterial. No provision for income taxes has been made for the nine month period ended March 31, 1995, as the Company is in a net operating loss carryforward position for tax purposes.

     When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from the quasi-reorganization, will be excluded from the results of operations and credited to paid in capital.

     The Company has a net operating loss carryforward of approximately $160,000,000 at March 31, 1995, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset is offset by an allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

(5)  COMMITMENTS AND CONTINGENCIES

     The Company announced on March 22, 1994, an offer to purchase The Meadowlands Sports Complex and Monmouth Park for $1 Billion from the New Jersey Sports and Exposition Authority ("NJSEA"). An alternative offer also was made to purchase Monmouth Park and The Meadowlands Race Track improvements for $125 million and to enter into a long-term lease for the Meadowlands Race Track for $50 million per year. The offer is subject, among other conditions, to adoption by the voters of the State of New Jersey of an appropriate constitutional amendment authorizing the casino gaming at the Meadowlands and Garden State Park racetracks. ITB acquired options to purchase Atlantic City Race Course and Freehold Raceway. The option on the Atlantic City Race Course was allowed to expire on March 18, 1995 and there are no plans presently contemplated with regard to renegotiating the option. The option to purchase Freehold Raceway was exercised on December 13, 1994 (See Note 1). Assuming acceptance of the Company's offer by the NJSEA, and the adoption of the said constitutional amendment, the Company proposes to construct interactive gaming complexes that combine racing, casino gaming and entertainment on land presently used to stable and train horses at The Meadowlands and Garden State Park. The ITB offer proposes that up to 12 casinos be constructed and operated in the current stable area of each racetrack. The existing operating, licensed casino owners/operators in Atlantic City, New Jersey would be offered the opportunity to own and operate all of those casinos with the Company paid rent by the casino operators. The plan does provide that tracks can operate casinos within racetrack structures. Monmouth Park would serve as the backstretch and training centers for The Meadowlands and Garden State Park.

     The Company formed a wholly owned subsidiary, International Thoroughbred Gaming Development Corporation (ITG), which is responsible for implementing the above project and developing other casino gaming business opportunities. In addition to the funds expended during the last fiscal year the Company is committed to approximately $1,000,000 in expenses, of which $760,000 has been recognized during the first nine months of the 1995 fiscal year, related to the development of the above described project and other casino gaming business opportunities. The Company's financial commitment could increase if circumstances warrant.

     No assurances can be given that the Company's offer will be accepted or that the constitutional amendment will be placed on the ballot or adopted. Furthermore, even assuming such acceptance and adoption, no assurance can be given that the Company will be able to obtain the required financing.

     On August 16, 1986, a putative "class action" was filed against the Company, its Garden State Race Track, Inc. subsidiary, First Jersey Securities, Inc. ("First Jersey"), two other broker-dealers, Robert E. Brennan, the Company's Chairman of the Board and principal stockholder, and ten other present and former directors of the Company alleging various violations of federal securities laws and other statutes. On July 8, 1987, another putative "class action" was filed against the Company, First Jersey, another broker-dealer, Robert E. Brennan, and six other present and former directors of the Company alleging various violations of federal securities laws and other statutes. During fiscal 1988, based upon a change of venue motion which had been filed by the Company, the U.S. District Court transferred both cases from the Southern District of New York to the District of New Jersey. On June 7, 1988 a consolidated amended complaint was filed by the plaintiffs in the two putative "class action" suits described above in federal court in Trenton. This complaint was substantially similar to the original suits filed separately except to name eleven current and former directors as defendants. On July 27, 1989, based upon motions which had been filed by the Company, the United States District Court, District of New Jersey dismissed several, but not all, of the claims and allegations contained in the consolidated amended complaint. On October 20, 1993, the United States District Court for the District of New Jersey signed an order granting preliminary approval to a proposed partial settlement of the claims. Although the Company believes this lawsuit is totally without merit, it has incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. In order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed a proposed partial Settlement Agreement. The proposed partial settlement required the Company to make a $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note. The settlement would dispose of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the Company against all parties in the litigation. As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections from certain non-settling defendants or in the event of collection of any of the above described $150,000 contingency payment (See paragraph below). On April 12, 1994, an order was entered approving the settlement agreement and entering a final judgement of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company. Certain non-settling defendants appealed the order approving the settlement. On March 27, 1995, the United States Court of Appeals for the Third Circuit affirmed the district court's approval of the settlement.

     On January 25, 1995 the Company agreed to modify certain terms of: 1) the asset purchase agreement dated October 12, 1990 relating to the sale of its Philadelphia Park subsidiary; and 2) the agreement whereby the Company assigned its rights under the purchase money mortgage and note it held on Philadelphia Park. Under the terms of this modification, the Company is released from all liability for environmental clean-up at Philadelphia Park to the extent that such clean-up costs exceed $370,500 (previously the Company had been responsible for up to $3.35 million in clean-up costs). In consideration for this release, the Company has waived its right to: 1) certain fees that it was entitled to receive under the asset purchase agreement based upon a percentage of Philadelphia Park's handle when operating in competition with Garden State Park; and 2) all future contingent payments due the Company in connection with its sale of the Philadelphia Park mortgage note based upon possible future profitable operations of Philadelphia Park. The Company retained the right to receive an accounting from the assignee of the Philadelphia Park mortgage note so that the Company may determine to what extent, if any, an amount equal to the 1994 and 1995 contingent fees are payable under the terms of the proposed partial settlement of the putative "class action". The assignee of the Philadelphia Park mortgage note has provided said accountings and no contingent fees would have been due for 1994 and 1995. Consequently, no additional payments will be made in settlement of the above-described legal action.

(6)  INVESTMENT INCOME REVENUE

     Investment income revenue consists primarily of gains realized on trading securities and interest on short term cash equivalent investments.

(7)  NET INCOME (LOSS) PER SHARE

     Income (loss) per share for the three and nine month periods ended March 31,1995 and 1994 is computed on the weighted average number of shares outstanding. The Convertible Preferred Stock has not been included in the computations because the conversion period has expired. The number of shares used in the computations were 9,551,349 and 9,551,220 for the three months ended March 31, 1995 and 1994, respectively and for the respective nine month periods were 9,551,325 and 9,509,401.

(8)  OPINION OF MANAGEMENT

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1994.



(9)  NEW AUTHORITATIVE PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS ) No. 114, "Accounting by Creditors for Impairment of a Loan" is effective for fiscal years beginning after December 15, 1994 and has been amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure. The Company does not have any loans that are subject to an impairment assessment as defined by SFAS No. 114.

     In October of 1994, the Financial Accounting Standards Board (FASB) issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments, which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented when SFAS No. 107 is implemented.

     In March of 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangible assets should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable using estimated undiscounted cash flow techniques.

     The adoption of these new accounting standards is not expected to have a material impact on the Company's financial position or results of operations.






INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994



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

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders

International Thoroughbred Breeders, Inc.
and Subsidiaries



     We have reviewed the accompanying condensed consolidated balance sheet of International Thoroughbred Breeders, Inc., and subsidiaries as of March 31, 1995, and the related condensed consolidated statement of shareholders' equity for the nine month period then ended, the condensed consolidated statements of operations for the three and nine month periods ended March 31, 1995 and 1994, and the condensed consolidated statement of cash flows for the nine month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

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



Cranford, NJ
May 8, 1995

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 1995
AND FOR THE NINE MONTHS ENDED MARCH 31, 1995

OPERATIONS

     Total revenues for the three and nine month periods ended March 31, 1995 increased $13,088,020 and $11,298,310 respectively in comparison to the same periods last fiscal year. These increases are primarily the result of: (1) the purchase of Freehold Raceway, which significantly increased the racetrack segment revenues for the comparable periods; (2) a $1,336,306 or 15% increase in revenues generated by Garden State Park during the third quarter primarily as a result of an increase of 14 days of live on-track racing during the 1995 fiscal quarter as compared to the comparable quarter in fiscal 1994 when severe weather conditions caused the cancellation of 17 of the scheduled 45 race days; and (3) a decrease in activity of $549,491 associated with the sale of trading securities which resulted in a decrease in investment income. Total expenses for the three and nine month periods increased $11,497,065 and $11,676,527 primarily as a result of: (1) significant additional operating expenses during the third quarter of fiscal 1995 as a result of the purchase of Freehold Raceway; (2) increased expenses associated with the increase in the number of days of live on track racing at Garden State Park during the third quarter of fiscal 1995 as compared to the comparable quarter in fiscal 1994; and (3) increased corporate expenses during comparable periods of approximately $760,000 associated with the development of casino gaming within racetrack structures and associated with the development of other potential casino gaming operations, via the Company's newly established wholly owned subsidiary, International Thoroughbred Gaming Development Corporation ("ITG").

     For the third quarter of fiscal 1995, the Company realized net income before taxes of $717,760 as compared to a net loss before taxes of $873,197 for the comparable quarter in fiscal 1994. The change of $1,590,957 from net loss to net income for the period primarily resulted from: 1) operating income realized by the racetrack segment as a result of the purchase of Freehold Raceway; 2) a significant decrease in net loss for the quarter by Garden State Park; and 3) increased costs associated with the development of casino gaming as discussed above. For the nine month period, net income before taxes decreased $378,218 or 25% primarily as a result of: 1) the net increased income by the racetrack segment; reduced by 2) the increased costs associated with casino gaming development; and 3) a decrease in investment revenue by approximately $470,000.

     Depreciation expense for the nine and three months ended March 31, 1995 was $616,458 and $329,972 as compared to $406,767 and $133,842 for the comparable periods in the last fiscal year. The respective $209,691 and $196,130 increases were primarily due to increased depreciation expenses associated with the purchse of Freehold Raceway.

     Management believes that the breeding operation has become insignificant to the overall operation of the Company. The breeding operation recognized a loss before taxes of $18,982 for the current quarter of fiscal 1995 as compared to income of $46,129 for the comparable quarter in fiscal 1994. Income before taxes for the breeding operation for the nine month period ended March 31, 1995 was $14,572 as compared to $252,375 for the comparable period in fiscal 1994.

Racetrack Operations

     During the three months ended March 31, 1995, the racetrack segment realized income of $1,329,758 before taxes; Garden State Park had a pre-tax loss of $178,785 and for the first operating quarter during the fiscal year under the ownership of ITB, Freehold Raceway had pre-tax income of $1,508,543. For the nine months ended March 31, 1995, the racetrack segment realized pre-tax income of $2,182,675 which includes Garden State Park's nine month pre-tax income of $674,132 in addition to Freehold's first operating quarter earnings. For purposes of segment discussion, interest expense of $200,870 for the current three month period, associated primarily with the mortgages on Freehold Raceway, is recognized as a corporate expense, not that of the racetrack segment.

Garden State Park:

     Quarterly and year-to-date net operating income and losses at Garden State Park for the current fiscal year as compared to the net losses for last year are as follows:

                       Net Income (Loss)            Net Increase
                    Fiscal 1995      Fiscal 1994    (Decrease)

1st Quarter         $295,903       $728,745         $(432,842)

2nd Quarter         557,014        774,393           (217,379)

3rd Quarter         (178,785)      (820,388)         641,603

Year-to-Date        $674,132       $682,731          $(8,618)


     During the fiscal quarter ended March 31, 1995, Garden State's revenue increased $1,295,287 or 15% from $8,608,204 for the third quarter of fiscal 1994 to $9,903,491 for the comparable quarter in fiscal 1995, primarily reflecting an increase of 14 live on-track race days and the simulcasting out of those races to other racetracks during the quarter when compared to last year's fiscal quarter when severe weather conditions forced the cancellation of one-third of the scheduled race days. Total expenses for the third quarter of fiscal 1995 increased $653,684 or 7% from $9,428,592 to $10,082,276 primarily as a result of the increase in the number of live racing dates. The net effect of increased revenues and expenses primarily accounted for the track's net loss of $178,785 for the three months ended March 31, 1995, a decreased loss of $641,603 from a loss of $820,388 during the three months ended March 31, 1994.

     During the nine months ended March 31, 1995 Garden State's revenue increased $446,140 or 2% when compared to the same period last year, primarily reflecting; (1) a significant net decrease in revenues generated during the period from the simulcasting into Garden State Park from other New Jersey racetracks; (2) a decrease in revenues generated by the simulcasting out of Garden State Park's live races to the New Jersey racetracks; offset by (3) the increase in revenues generated by the increased number of live race dates during the third quarter as described above; and (4) significant increases during the period in total revenues generated by the simulcasting out of Garden State Park's races to out-of-state racetracks. Expenses increased $454,758 or 2% for the nine months ending March 31, 1995 when compared to the same period last year primarily as a result of the increased costs associated with the increased number of live on-track racing dates during the third quarter. Garden State Park realized income before interest due to the parent of $674,132 for the nine month period ended March 31, 1995 as compared to income of $682,750 for the nine months ended March 31, 1994.

     On-track wagering during the 1995 Thoroughbred Meet, through March 31, 1995, averaged $210,573 over 42 dates of live racing. During the 1994 Thoroughbred Meet, through March 31, 1994, on-track wagering averaged $238,866 over 28 dates of live racing.






    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
    AND RESULTS OF OPERATIONS
    FOR THE QUARTER ENDED MARCH 31, 1995
    AND FOR THE NINE MONTHS ENDED MARCH 31 , 1995


    The following summarizes the average handle associated with the simulca simulcast activity at Garden State Park during the first nine months of both fiscal 1995 and 1994.

                                           July 1 thru  March 31,

                                       FISCAL 1995         FISCAL 1994
                                      Number   Average   Number   Average
                                     of Days   Handle   of Days   Handle
    SIMULCAST OF
    GARDEN STATE PARK RACES TO:
    In- State Tracks            (T)       42    367,832      28    442,464
    Out-Of-State Tracks         (T)       42    784,245      28    579,536


    In- State Tracks            (S)       55    492,100      55    583,285
    Out-Of-State Tracks         (S)       55    658,699      55    367,498



    SIMULCAST OF RACES TO
    GARDEN STATE PARK FROM:

    Monmouth Park               (T)       49     86,378      49    110,920
    Atlantic City Racetrack     (T)       40     69,464      48    117,337
    The Meadowlands             (T)       69    106,952      68    132,925
    Freehold Racetrack          (S)      174     33,307     168     40,261
    The Meadowlands             (S)      109     92,009     101    124,638
    Out-Of-State Tracks        (T,S)     273    229,308     271    227,509

           T=Thoroughbred Races          S=Standardbred (Harness) Races


     Garden State Park's 1995 Thoroughbred Meet began on January 13, 1995 and is scheduled to run through May 27, 1995. Racing was conducted on a three night a week basis during January and is scheduled for four nights a week during the remainder of the meet, for a total of 75 racing dates. Racing will be conducted at night on all dates included in the schedule.

     The Company has received approval from the New Jersey Racing Commission to run a 49 night harness meet from September 8 through December 3, 1995.

Freehold Raceway:

     The Company completed the outstanding stock acquisition of Freehold Racing Association, Inc. ("FRA") and Atlantic City Harness, Inc., ("ACH") the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company to be effective for operations as of January 1, 1995. (See Note 1 of the accompanying notes to the financial statements) Revenues and expenses of Freehold Raceway for the three month period were $11,666,608 and $10,158,065 respectively. Freehold Raceway realized net income of $1,508,543 for the three months ended March 31, 1995.

     The following tables compare the results of operations of Freehold Raceway for the periods under appropriate ownership. No assurances can be given that the prior results of operations are indicative of the results which actually would have occurred had the acquisition been made on July 1, 1993 or subsequent to that date.

                              Three Months Ended March 31,
                         1995                     1994

                         Freehold under           Freehold Under
                         ITB Ownership            Prior Ownership


Revenues                $11,666,608               $9,534,091

Expenses                 10,158,065                8,773,053

Net Income Before
  Taxes and Interest     $1,508,543                 $761,038



                              Nine Months Ended March 31,

                         1995                     1994
                         Freehold Under
                         ITB Ownership (3 Mos.)
                         Under Prior Ownership         Freehold Under
                         (6 Mos.)                      Prior Ownership

Revenues                 $34,391,242                   $30,140,134

Expenses                 30,314,330                    28,135,113

Net Income Before
 Taxes and Interest      $4,076,712                    $1,995,021


  Revenues have increased primarily as a result of an increase in the number and popularity of the simulcast signals received from out-of-state racetracks and a 10 day increase in the number of race days this year as compared to last primarily as a result of the cancellation of race days and simulcasting during the previous year due to severe weather conditions. Expenses have increased primarily as a result of the increased costs associated with the increased number of the simulcast signals received and the increase in the number of live race days. Net income has increased primarily as a result of the net effect of increased revenues and expenses.






INTERNATIONAL  THOROUGHBRED  BREEDERS,  INC.
AND  SUBSUDIARIES

MANAGEMENT'S  ANALYSIS  OF  FINANCIAL  CONDITIONS
AND  RESULTS  OF  OPERATIONS
FOR  THE  QUARTER  ENDED  MARCH  31,  1995
AND FOR THE NINE MONTHS ENDED MARCH 31, 1995



During 1995, Freehold Raceway will race 208 days under two seperate indenties. ACH's meet, which began on January 1, will continue through May 29 and FRA will operate from August 17 thru December 30.

The following table summarizes the average live on-track handle for the three and nine month fiscal periods.

                                 FISCAL  1995        FISCAL  1994
                                Number   Average    Number   Average
                                of Days  Handle     of Days  Handle

ACH-Jan 1 thru March 31              65   286,472        55   278,489
FRA-July 1 thru Dec 31 (3 mos)      109   323,099       114   327,881

         TOTAL(9 months)            174   304,776       169   303,185


The following summarizes the average handle associated with the simulc simulcast activity at Freehold Raceway during the three months ended
March 31, 1995 and 1994.
                                    January  1  thru  March 31

                                  FISCAL  1995        FISCAL  1994
                                Number   Average    Number   Average
                                of Days  Handle     of Days  Handle
SIMULCAST  OF
FREEHOLD RACEWAY  TO:

In-State Tracks            (S)       65   209,488        55   221,244
Out-Of-State  Tracks       (S)       65   325,035        55   353,515


SIMULCAST  OF  RACES  TO
FREEHOLD RACEWAY FROM:

Garden  State  Park        (T)       42    32,689        29    29,658
The  Meadowlands           (S)       72   116,886        62   123,852
Out-Of-State  Tracks       (T,S)     90   200,675        76   170,757


     T = Thoroughbred  RaceS = Standardbred (Harness) Races








INTERNATIONAL  THOROUGHBRED  BREEDERS,  INC.
AND  SUBSUDIARIES

MANAGEMENT'S  ANALYSIS  OF  FINANCIAL  CONDITIONS
AND  RESULTS  OF  OPERATIONS
FOR  THE  QUARTER  ENDED  MARCH  31,  1995
AND FOR THE NINE MONTHS ENDED MARCH 31, 1995

The following summarizes the average handle associated with the simulcast activity at Freehold Raceway during the nine months ended March 31, 1995 and 1994.

                                             July  1  thru  March  31,

                                         FISCAL  1995      FISCAL  1994
                                        Number   Average  Number   Average
                                        of Days  Handle   of Days  Handle
SIMULCAST  OF
FREEHOLD RACEWAY RACES  TO:
In-State Tracks                  (S)        174  211,485      169  212,480
Out-Of-State  Tracks             (S)        174  304,913      169  297,788


SIMULCAST  OF  RACES  TO
FREEHOLD RACEWAY FROM:

Atlantic  City  Race  Course     (T)         39   54,053       48   58,602
Garden  State  Park              (T)         42   32,689       28   30,718
The  Meadowlands                 (T)         69   63,736       67   51,655
Garden  State  Park              (S)         55   83,228       55   83,757
The  Meadowlands                 (S)        107  127,821      100  130,608
Out-Of-State  Tracks             (T,S)      260  179,998      227  138,930

     T = Thoroughbred  Races  S = Standardbred (Harness) Races



LIQUIDITY AND FINANCIAL RESOURCES

Consolidated and Racetrack Segment

     The Company's working capital as of March 31, 1995 was $7,549,735 which represents a decrease of $8,381,774 from the nine month comparable period of fiscal 1994. This decrease is primarily the result of the net effect of: 1) the utilization of approximately $5,300,000 in cash for the purchase of Freehold racetrack (See Note 1); 2) an increase in current liabilities primarily associated with the operation of Freehold Raceway; and 3) increased cash flow from operations.

INFLATION

     To date, inflation has not had a material effect on the Company's operations.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

PART II

OTHER INFORMATION


Item 6. Reports on Form 8-K

     During the quarter ended March 31, 1995 the registrant filed a current report on Form 8-K dated February 2, 1995 reporting the following:

     Item 2 - Acquisition of Assets

     The purchase of all of the outstanding capital stock of Freehold Racing Association, Inc. ("FRA"), Atlantic City Harness, Inc. ("ACH") and Circa 1850, Inc. ("Circa"), the three corporations which own and operate Freehold Raceway.

     Item 7 - Financial Statements, Pro Forma Financial Information and
         Exhibits

     Unaudited pro forma combined condensed balance sheet as of September 30, 1994 and the unaudited pro forma combined condensed statements of operation for the three months ended September 30, 1994 and the year ended June 30, 1994.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





INTERNATIONAL THOROUGHBRED BREEDERS, INC.




May 9, 1995
/s/Arthur Winkler
Arthur Winkler
President and Director


May 9, 1995
/s/William H. Warner
William H. Warner
Treasurer, Principal Financial and
Accounting Officer