Form 10-Q/A
period 1994-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1995-05-26
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q/A

AMENDMENT TO APPLICATION OR REPORT
FILES PURSUANT TO SECTION 12, 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
[Exact name of registrant as specified in its charger]

Commission File Number: 0-9624

AMENDMENT NO. 1

     The undersigned Registrant hereby amends the following items of its quarterly report on Form 10-Q for the quarter ended December 31, 1994 as set forth in the pages attached hereto:

     Part II

          Item 4. Submission of Matters to a Vote of Security Holders

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
[Registrant]



Date: May 24, 1995

By /s/ William H. Warner
Principal Financial Officer

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Registrant's Annual Meeting of Stockholders was held on Tuesday, December 20, 1994.

     (b) At said meeting, the following seven individuals were elected to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified. The vote tally was as follows:

                                   VOTES FOR           AUTHORITY WITHHELD
Robert E. Brennan                  6,648,338                255,518
Charles Dees, Jr.                  6,947,725                211,649
Joseph K. Fisher                   6,691,886                211,970
Kerry B. Fitzpatrick               6,689,614                214,027
Robert J. Quigley                  6,674,844                228,936
Ronald J. Riccio                   6,690,769                213,086
Arthur Winkler                     6,687,717                216,138

     ( c )     At said meeting, by a vote of 5,977,376 in favor and 305,059 against, stockholders ratified the adoption of the Registrant's 1994 Employees' Stock Option Plan pursuant to which five-year options to purchase an aggregate 475,000 shares of the Registrant's Common Stock at an exercise price of $5.875 per share had been granted to three executive officers of the Registrant and the chief operating officer of Garden State Park.

     (d) At said meeting, by a vote of 6,032,214 in favor and 224,062 votes against, stockholders ratified the grant of two-year options to the president of the Registrant's International Gaming Development Corporation subsidiary to purchase an aggregate 1,000,000 shares of the Registrant's Common Stock as follows:

               Number of Shares         Exercise Price Per Share
               200,000                  $12.00
               200,000                  $15.00
               200,000                  $18.00
               200,000                  $21.00
               200,000                  $24.00