Form 10-K
period 1995-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1995-09-28
CIK 320573

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal year ended  June 30, 1995
OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from
to
Commission file number 0-9624

International Thoroughbred Breeders, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

22-2332039
(I.R.S. Employer Identification No.)

P.O. Box 1232 Cherry Hill, New Jersey 08034
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code  (609) 488-3838


Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock, $2.00 par value
Series A Convertible Preferred Stock, $100.00 par value

Name of each exchange on which registered
American Stock Exchange
American Stock Exchange


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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at September 15, 1995 was approximately $20,459,360 based upon the closing sales price for such stock on the American Stock Exchange as reported by The National Quotation Bureau Incorporated.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

9,551,397 shares of Common Stock, $2.00 par value outstanding as of September 15, 1995
PART I

ITEM 1 - BUSINESS

(A)  General Development of Business

International Thoroughbred Breeders, Inc., a Delaware corporation incorporated October 31, 1980, is primarily engaged through its wholly owned subsidiary, Garden State Race Track, Inc. in the ownership and operation of the Garden State Park racetrack in Cherry Hill, New Jersey and subsequent to the Company's acquisition effective January 1, 1995 of all of the outstanding capital stock of Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc., the three corporations which own and operate Freehold Raceway, in the ownership and operation of Freehold Raceway in Freehold, New Jersey. It is also engaged in the business of purchasing, owning, breeding, and selling of thoroughbred horses used in thoroughbred (non-harness) racing and interests in same. Management believes that the breeding operation has become insignificant to the overall operation of the Company. As used herein, the term the "Company" shall include International Thoroughbred Breeders, Inc. and its wholly owned subsidiaries unless the context otherwise requires.

During the year ended June 30, 1995, the Company realized after tax income of $2,398,452 in comparison to after tax income of $2,500,595 for the prior fiscal year. The decrease in net income is primarily the net result of: 1) a decrease in income generated by Garden State Park during fiscal 1995; 2) increased costs associated with casino gaming development efforts during fiscal 1995 as compared to fiscal 1994 via the Company's wholly owned subsidiary, International Thoroughbred Gaming Development Corporation; offset by 3) increased income generated by Freehold Raceway which was acquired 1/1/95.

For the fiscal year ended June 30, 1995, Garden State Race Track, Inc. realized income from operations of $201,873 before interest expense, taxes and interest due to the parent as compared to operating income of $818,718 for the prior fiscal year. The decrease in net income is primarily the result of a decrease in average handles for live racing offset by simulcast receiving and an increase in revenues generated by simulcasting of live racing to other racetracks during the current fiscal year as compared to last fiscal year.

Subsequent to the purchase and under the Company's ownership for the six month period ended June 30, 1995, Freehold Raceway realized income from operations of $2,366,411 before interest expense, taxes and interest due to the parent.

(See PART II, ITEM 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations.")

Developments Since the Beginning of the Last Fiscal Year:

On December 20, 1994, the Company received stockholder approval for the following employee stock option plans. Under the plan, options to purchase the following number of shares were granted; 275,000 to Arthur Winkler, president of the Company, 75,000 to William H. Warner, treasurer of the Company, 75,000 to Richard E. Orbann, general manager of Garden State Park and 50,000 to Christopher C. Castens, secretary of the Company. These options, exercisable for a five year period which commenced on December 20, 1994 at a price of $5.875, are non-transferable and are only exercisable by the holder while he is employed by the Company or a subsidiary of the Company. In addition, non-transferable options were granted to purchase 1,000,000 shares of common stock at prices ranging from $12 to $24 to Francis W. Murray, President of International Thoroughbred Gaming Development Corporation. These options are exercisable during a two-year period which commenced on December 20, 1994 and only while Mr. Murray is employed by the Company or a subsidiary of the Company.

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

On February 2, 1995, The Company completed the purchase of all of the outstanding stock of Freehold Racing Association ("FRA") and Atlantic City Harness, Inc., ("ACH") the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company, (herein and after collectively referred to as Freehold Raceway) from an unrelated party. FRA and ACH will continue to hold the racing permits and conduct the racing programs at Freehold Raceway. The purchase price of the stock was $17.8 million with approximately $2.7 million paid in cash and the balance financed by: 1) an eight year, $12.5 million note at eighty percent of the prevailing prime rate, not to exceed six percent; and 2) an eleven and one half year $2.6 million promissory note at eighty percent of the prevailing prime rate. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral including 2,000,000 shares of the Company's Common Stock pledged by the Company's principal stockholder. The transaction, completed on February 2, 1995, was effective as of January 1, 1995. At closing, $5.2 million of FRA debt was retired with ITB and the seller each advancing to FRA approximately $2.6 million. The seller and ITB received from FRA promissory notes evidencing the indebtedness secured by the same collateral securing the above described $12.5 million note. (See Notes 2 & 5 of notes to the Company's financial statements in PART II, ITEM 8 for additional financial information concerning this transaction.)

On March 27, 1995, the United States Court of Appeals for the Third Circuit affirmed the district court's approval of the following settlement. The United States District Court for the District of New Jersey signed an order on October 20, 1993 granting preliminary approval to a proposed partial settlement of the consolidated class action pending since 1986 against the Company, its officers and directors and various other defendants alleging various violations of federal securities laws and other statutes. Although the Company believes this lawsuit is totally without merit, it had incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. Therefore, in order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed the proposed partial Settlement Agreement. The proposed partial settlement required the Company to make a $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note. On January 25, 1995, the Company agreed to modify the terms of the agreement pertaining to the Philadelphia Park mortgage note which provides that no additional payments will be made (See paragraph above). The settlement disposes of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the Company against all parties in the litigation. As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections from certain non-settling defendants. On April 12, 1994, an order was entered in the United States District Court of New Jersey approving the settlement agreement and entering a final judgment of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company associated with the proposed partial settlement of the consolidated class action suit. Certain non-settling defendants, including the Company's Chairman of the Board and principal stockholder, appealed the order approving the settlement. On March 27, 1995, the United States Court of Appeals for the Third Circuit affirmed the District Court's approval of the settlement.

Dennis Dowd, President of Freehold Raceway, has resigned his position effective September 9, 1995. He will be assuming a similar position with the harness tracks in Maryland, Rosecroft and Del Marva Raceways. Arthur Winkler, the Company's President and Chief Operating Officer, will serve as Chairman and President of Freehold Raceway effective September 10, 1995.

The Company is continuing the process of obtaining the necessary government approvals and commitment from future tenants with respect to the development as a retail shopping center an approximate 56 acre portion of the property at the Garden State Park racetrack which is presently unused for racing purposes. No assurances can be given that the approvals will be granted. Further, while solicitation of tenants is underway, no assurances can be given that adequate leases can be consummated with retail tenants if all governmental approvals are obtained.

(B)  Financial Information

The Company is currently engaged primarily in operations at Garden State Park in Cherry Hill, New Jersey and following the Company's acquisition effective January 1, 1995 in the operation of Freehold Raceway in Freehold, New Jersey. The racetracks accounted for approximately 94% of the Company's total revenues in fiscal 1995.

(c)  Narrative Description of Business

(1)  Garden State Park

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


     RACING DATES - Garden State Park's racing dates are primarily nighttime racing dates. For the fiscal year ended June 30, 1995, Garden State Park conducted its 1994 (fiscal 1995) Harness Meet from September 7, 1994 through December 10, 1994 on a four night per week basis for a total of 55 racing dates. Garden State Park conducted its 1995 Thoroughbred Meet from January 13, 1995 through May 27, 1995 for a total of 75 racing dates. Racing was conducted on a three night a week basis during January and for four nights a week during the remainder of the meet,. The Company has received approval and plans to run a 1995 Harness Meet at Garden State Park on a four night per week basis. The meet, consisting of 49 racing dates, is scheduled to run from September 8, 1995 through December 2, 1995.




     ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Garden State Park and races simulcast to other racing facilities during the past three fiscal years:

                            DAILY AVERAGES

THOROUGHBRED MEETS             1995           1994
Attendance                      3,292          3,492
Live Handle                  $212,580       $248,534
Simulcast Sending Signal:
    New Jersey Tracks        $311,763       $387,670
    Atlantic City Casinos    $ 43,503       $ 39,830
    Out-of-State Tracks      $792,269       $607,926
Combined Handles           $1,360,115     $1,283,960
Number of Live Race Days           75             62

                            DAILY AVERAGES

THOROUGHBRED MEETS             1993
Attendance                      4,234
Live Handle                  $363,499
Simulcast Sending Signal:
    New Jersey Tracks        $478,218
    Atlantic City Casinos    $     0*
    Out-of-State Tracks      $209,642
Combined Handles           $1,052,397
Number of Live Race Days           74

*Simulcasting into Atlantic City Casinos was only for a two day period.

                            DAILY AVERAGES

HARNESS MEETS                  1994           1993
Attendance                      2,767          2,674
Live Handle                  $207,747       $237,558
Simulcast Sending Signal:
    New Jersey Tracks        $456,522       $550,057
    Atlantic City Casinos    $ 35,578       $ 33,228
    Out-of-State Tracks      $658,699       $367,498
Combined Handles           $1,358,546     $1,188,340
Number of Live Race Days           55             55

                            DAILY AVERAGES

HARNESS MEETS                  1992
Attendance                      3,330
Live Handle                  $303,908
Simulcast Sending Signal:
    New Jersey Tracks        $501,853
    Atlantic City Casinos    $      0
    Out-of-State Tracks      $164,547
Combined Handles             $970,308
Number of Live Race Days           53




       SIMULCASTING - Simulcasting is the transmission of live horse racing by television signal from one racetrack to another with pari-mutuel wagering being conducted at the receiving track and a portion of the commission on the handle being shared with the sending track. To date, the simulcasting arrangements entered into by Garden State Park require the receiving track to remit a percentage of the pari-mutuel handle at such track to the sending track as commission. In addition, a portion of the handle at the receiving track is remitted to the sending track in New Jersey to be used for purses. This portion of the handle received at Garden State Park is required to be used for purses in the current live race meeting, or at the next live race meeting if live racing is not in progress at the time of simulcasting.



     The following summarizes average handles experienced by Garden State Park in connection with receiving simulcasts during the past three fiscal years:

                      AVERAGES DAILY SIMULCAST HANDLES

                            1995              1994
From Tracks:          # of days   $     # of days    $
New Jersey Tracks:
    Atlantic City(T)       59       61,672      70      99,851
    Freehold    (S)       216       33,353     211      41,510
    Meadowlands (T,S)     251       98,652     240     127,036
    Monmouth    (T)        73       81,164      72     105,056
Out-of-State
   Tracks       (T,S)     364      236,650     362     233,320


Total Receiving Handle    364  127,669,977    362   138,262,608

(T)=Thoroughbred, (S)=Standardbred


                      AVERAGES DAILY SIMULCAST HANDLES
                                 1993
From Tracks:              # of days   $
New Jersey Tracks:
    Atlantic City(T)       72       167,165
    Freehold    (S)       218        58,278
    Meadowlands (T,S)     247       197,922
    Monmouth    (T)        73       162,107
Out-of-State
   Tracks       (T,S)     348       168,133


Total Receiving Handle    348   143,825,377

(T)=Thoroughbred, (S)=Standardbred




                Loans and Existing Contracts

       In November, 1983, Garden State granted the exclusive right to operate all food and retail services and to sell or rent all food products and merchandise sold or rented at the racetrack facility to Servomation
Corporation, which company has since become Service America Corporation ("Service America"), an unaffiliated third party experienced in the business, with principal offices in Stamford,Connecticut. The term of the agreement is for the 15 year period commencing on opening day of the racetrack.
Service America agreed to invest $7,000,000 in the concession premises at the racetrack facility. The investment is being depreciated on a straight line basis over the term of the agreement, with Garden State paying Service America an amount equal to the undepreciated balance (if any) upon termination and thereby acquiring title to the improvements. As of June 30, 1995, the undepreciated balance is approximately $2,200,000. The agreement contains a schedule of varying percentages of adjusted gross sales of beverages, food and other items which Service America is required to pay as concession fees to Garden State on a monthly basis. In addition, Service America pays the Company a percentage of net profits on the Garden State Park Phoenix Restaurant's operations. Garden State Park is responsible for any net operating losses of the Phoenix restaurant. Service America has obtained a license to permit the sale of alcoholic beverages at the racetrack. Garden State has a right of first refusal to purchase same at the expiration of the agreement subject to regulatory approval.

       An agreement was signed in May, 1993, whereby the Company agreed to permit the annual New Jersey State Fair to be held at Garden State Park for a mutually determined number of days in July and/or August, until 1997 in consideration of a percentage of the receipts from admissions, concessions, parking and other amenities received by the operator of the Fair. Provisions in the contract allowed that either party could terminate the agreement with notice, in certain circumstances. The Fair was held at Garden State Park in 1993 and 1994. The contract was mutually terminated in December, 1994. Garden State Park conducted a fair in fiscal 1995 and is scheduled to conduct a fair in fiscal 1996, however,there is no long-term commitment with the fair operator.

       Garden State Park has a number of contractual arrangements including a contract with American Totalisator Co., Inc. for the leasing of a parimutuel system. Some of the other larger contracts with other entities are for video manpower, and program printing. The Company regards these contracts as typical for the industry.

(2)    Freehold Raceway

             Ownership, Location and Property Description

       Freehold Raceway, a wholly owned subsidiary of the Company subsequent to its stock purchase effective January 1, 1995, is located on a 51 acre site in the Western Monmouth County section of New Jersey.
This facility is the nation's oldest harness track.   Daytime racing has been
conducted at Freehold Raceway since 1853; parimutuel wagering licensed by the State of New Jersey commenced at the racetrack in 1941. The purchase price of the stock was $17.8 million with approximately $5.3 million paid in cash and the balance financed by an eight year, $12.5 million note at eighty percent of the prevailing prime rate, not to exceed six percent. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral including 2,000,000 shares of ITB's Common Stock pledged by ITB's principal stockholder.

        The principal assets include a five level, steel frame, fully heated and air conditioned 350,000 square foot enclosed grandstand constructed in 1986. The facility can accommodate a total capacity of 10,000 with seating for approximately 2,500 and has a sit-down restaurant along with 7 concession stands. Additional principal assets include a 1/2 mile oval racetrack, receiving barns with an adjacent paddock, parking facilities that accommodate approximately 2500 vehicles, machinery and equipment and a two story administration building.

       Operations

       The Company is required to obtain and intends to annually renew harness racing permits issued by the New Jersey Racing Commission in order to operate the racetrack facility. The Company maintains two racing permits for standardbred racing at Freehold Raceway, Atlantic City Harness, Inc. ("ACH") and Freehold Racing Association ("FRA"), both of which are licensed by the New Jersey Racing Commission.

       RACING DATES -   Freehold Raceway's racing dates are strictly daytime
 harness
dates. For the six months ended June 30, 1995, ACH conducted a standardbred racing meet from January 2, 1995 through May 29, 1995 on a five day per week basis
for a total of 107 racing dates. The Company has received approval and plans to conduct a 101 day FRA meet from August 17, 1995 through December 30, 1995. This meet will operate six days a week in August and five days a week from September through December. Additionally, the track hosts full-card simulcast betting on thoroughbred and harness racing from numerous tracks throughout the country.



     ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Freehold Raceway and races simulcast to other racing facilities during the past three fiscal years:

                            DAILY AVERAGES

ACH HARNESS MEETS              1995           1994
Attendance                      2,298          2,318
Live Handle                  $290,449       $302,918
Simulcast Sending Signal:
    New Jersey Tracks        $184,427       $200,796
    Atlantic City Casinos    $ 25,203       $ 21,569
    Out-of-State Tracks      $322,948       $350,322
Combined Handles             $823,026       $875,605
Number of Live Race Days          107             98

                            DAILY AVERAGES

ACH HARNESS MEETS              1993
Attendance                      2,240
Live Handle                  $328,601
Simulcast Sending Signal:
    New Jersey Tracks        $234,856
    Atlantic City Casinos    $   357*
    Out-of-State Tracks      $ 84,925
Combined Handles             $648,739
Number of Live Race Days          111

*Simulcasting into Atlantic City Casinos was only for a two day period

                            DAILY AVERAGES

FRA HARNESS MEETS              1994           1993
Attendance                      2,421          2,517
Live Handle                  $323,079       $327,881
Simulcast Sending Signal:
    New Jersey Tracks        $182,427       $192,054
    Atlantic City Casinos    $ 25,304       $ 19,662
    Out-of-State Tracks      $292,914       $270,902
Combined Handles             $823,724       $810,499
Number of Live Race Days          109            114

                            DAILY AVERAGES

FRA HARNESS MEETS              1992
Attendance                      2,383
Live Handle                  $393,230
Simulcast Sending Signal:
    New Jersey Tracks        $227,167
    Atlantic City Casinos    $      0
    Out-of-State Tracks      $ 91,335
Combined Handles             $711,732
Number of Live Race Days          112



       SIMULCASTING - Simulcasting is the transmission of live horse racing by television signal from one racetrack to another with pari-mutuel wagering being conducted at the receiving track and a portion of the commission on the handle being shared with the sending track. To date, the simulcasting arrangements entered into by Freehold Raceway require the receiving track to remit a percentage
of the pari-mutuel handle at such track to the sending track as commission. In addition, a portion of the handle at the receiving track is remitted to the sending track in New Jersey to be used for purses. This portion of the handle received at Freehold Raceway is required to be used for purses in the current live
race meeting, or at the next live race meeting if live racing is not in progress at the time of simulcasting.



     The following summarizes average handles experienced by Freehold Raceway in in connection with receiving simulcasts during the past three fiscal years:

ACH HARNESS MEETS
                            AVERAGES DAILY SIMULCAST HANDLES

                                      1995                        1994
From Tracks:                   # of days      $            # of days   $
New Jersey Tracks:
    Atlantic City   (T)            18          32,447        17         43,464
    Garden State Par(T,S)          75          32,308        63         28,813
    Meadowlands     (T,S)         145         120,717       132        125,172
    Monmouth        (T)           N/A             N/A       N/A            N/A
Out-of-State
    Tracks          (T,S)         171         188,854       152        151,842

Total Receiving Handle                     52,804,695               42,347,266

(T)=Thoroughbred, (S)=Standardbred

ACH HARNESS MEETS
                            AVERAGES DAILY SIMULCAST HANDLES

                                      1993
From Tracks:                # of days        $
New Jersey Tracks:
    Atlantic City   (T)            22          51,732
    Garden State Par(T,S)          75          36,744
    Meadowlands     (T,S)         140         138,551
    Monmouth        (T)           N/A             N/A
Out-of-State
  Tracks            (T,S)         120          76,142

Total Receiving Handle                     32,428,143

(T)=Thoroughbred, (S)=Standardbred


FRA HARNESS MEETS
                            AVERAGES DAILY SIMULCAST HANDLES

                                      1994                      1993
From Tracks:                # of days        $        # of days        $
New Jersey Tracks:
    Atlantic City   (T)            39          54,053        48         58,603
    Garden State Par(T,S)          55          83,228        55         83,756
    Meadowlands     (T,S)         104          92,874       105         84,218
    Monmouth        (T)           n/a             n/a       n/a            n/a
Out-of-State
  Tracks            (T,S)         169         130,189       145        127,997

Total Receiving Handle                     38,346,452               34,821,979

(T)=Thoroughbred, (S)=Standardbred

FRA HARNESS MEETS
                            AVERAGES DAILY SIMULCAST HANDLES

                                       1992
From Tracks:                # of days        $
New Jersey Tracks:
    Atlantic City   (T)            49          76,396
    Garden State Par(T,S)          52         105,829
    Meadowlands     (T,S)          38         174,795
    Monmouth        (T)            n/a            n/a
Out-of-State
  Tracks            (T,S)          95          56,943

Total Receiving Handle                     21,298,300

(T)=Thoroughbred, (S)=Standardbred




                Loans and Existing Contracts

       In December 1985 Freehold Raceway granted the exclusive right and privilege to sell, vend and dispense within the racetrack facility all food or food products to
Sportservice, Inc., an unaffiliated third party experienced in the business, with
principal offices in Buffalo, New York. The agreement contains a schedule of varying percentages of adjusted gross receipts which Sportservice is required to pay as concession fees to Freehold Raceway on a monthly basis. The term of this agreement is for a period of ten years commencing with the completion of the reconstruction of the grandstand in the fall of 1986. Sportservice holds a license to permit the sale of alcoholic beverages at the racetrack.
 Sportservice
has agreed to a consent to transfer said license back to Freehold Raceway at the expiration of this agreement.

       Freehold Raceway has a number of additional contractual arrangements including a contract with Autotote Limited, Inc. for the leasing of a parimutuel system. Some of the other larger contracts with other entities are for video equipment
 and
manpower, and program printing. The Company regards these contracts as typical for
the industry.


(3)    Competition

       Freehold Raceway conducts all its live harness racing during the day. Garden
State Park's live thoroughbred and harness racing is conducted at night. It is the Company's intention to conduct live harness racing at night at Garden State Park on some dates when live harness racing is being conducted at Freehold Raceway.

       On most days throughout the year, Garden State Park and Freehold Raceway conduct simulcasting in competition with live and simulcast racing at the other's
facility. In addition, each track receives simulcasts of thoroughbred and harness races at various times from other tracks when the same type of racing may
be conducted live at either track.

       The Company's Garden State Park in Cherry Hill, New Jersey and its
 Freehold
Raceway in Freehold, New Jersey face direct competition from year-round daytime thoroughbred racing at Philadelphia Park in Bucks County, Pennsylvania as well as three off-track betting parlors in the Philadelphia area operated by Philadelphia Park. (Up to three more off-track betting parlors in the Philadelphia area may be opened by Philadelphia Park. Whether these will be in competitive locations is unknown at this time.)  The Company's racetracks also face competition from Atlantic City Race Course
 (summer night thoroughbred racing) and Delaware Park near Wilmington,
 Delaware (day thoroughbred racing). Garden State Park and
Freehold Raceway also face competition from Monmouth Park (day thoroughbred racing) and The Meadowlands (night thoroughbred and harness racing). These tracks
lie greater distances from Garden State Park and Freehold, with the exception of Monmouth in relation to Freehold. Garden State Park and Freehold Raceway simulcast certain or all of their racing to and receive simulcasting of certain
 or
all of their racing from all of the above racetracks.  A state law enacted in
 1992
permitting Garden State Park, Freehold Raceway, other New Jersey racetracks and the Atlantic City Casinos to receive entire race cards from out-of-state tracks may have had and may in the future have the effect of increasing the competition the Company's racetracks face in the state of New Jersey. Off-track wagering
 and
full card simulcasting commenced in the state of Maryland in April, 1993 and full
card simulcasting commenced in the state of Pennsylvania in May, 1993. Effective September, 1995, Delaware Park and other Delaware racetracks will commence video lottery terminals. This may have had and may in the future have the effect of increasing the competition the Company's racetracks face from off-track betting parlors in the nearby Mid-Atlantic area. Competition from off-track betting, casino gambling (in Atlantic City), various state lotteries and other forms of gambling and entertainment including professional and collegiate sporting events may also have had and may in the future have a material adverse effect on racetrack attendance, wagering and thus profitability at Garden State Park and Freehold Raceway. From time to time, legislation has been introduced in
 New Jersey
and neighboring states which would further expand gambling opportunities.
 Approval
of such legislation could increase competition for the Company in the future.

(4)    Racing Industry

       The Company's racetrack operations are dependent upon continued governmental acceptance of racing as a form of legalized gambling. As a form of gambling, racing could be subjected at any time to restrictive regulation or banned entirely, although in the opinion of management of the Company, the introduction and expansion of off-track betting and/or pari-mutuel wagering in various jurisdictions in recent years would tend to indicate that racing is gaining even greater governmental acceptance and is contributing to the general positive economic status of the states.

(5)    Insurance Coverage

       The Company has currently contracted through an insurance broker, Keystone National Companies, Inc., general liability insurance, excess liability insurance, athletic participants coverage, workers compensation, automobile damage and garagekeepers liability insurance for Garden State Park and Freehold Raceway.

       See PART III, ITEM 3 - "Certain Relationships and Related Transactions" as to revenue received by the Company from related parties for the above activities.

(6)    Dependency on a Single Customer

       During fiscal 1995, no single customer or group of customers accounted for ten percent or more of the racetrack revenues.

(7)    Research and Development

       The Company does not spend material amounts on research and development activities.

(8)    Employees and Consultants

       In connection with the operation of Garden State Park, the Company directly employs approximately 440 persons during the thoroughbred meet and 360 during the harness meet in connection with the operation of Garden State Park. Personnel include pari-mutuel machine tellers, security personnel, admissions, cleaning, maintenance, and parking personnel, most of whom are presently represented by unions with which the Company has entered into contracts.
Non-union racing department officials and starters are also employed during each meet.

       In connection with the operation of Freehold Raceway, the Company directly employs approximately 250 persons during its harness meets. Personnel include pari-mutuel machine tellers, security personnel, admissions, maintenance, and parking personnel, most of whom are presently represented by unions with which the Company has entered into contracts. Non-union racing department officials and starters are also employed during each meet.

       In addition, the two tracks combined employ approximately 100 persons on a full time basis. This personnel provides information, media, marketing, executive, administrative and clerical services and support for the tracks.

       At June 30, 1995, the Company employed 11 full-time corporate executive, administrative, and clerical personnel. The Company may also engage consultants from time to time to provide advisory services.


ITEM 2 - PROPERTIES

       The Company owns a condominium unit and ownership interest in the Ocala Jockey Club in Reddick, Florida. CIRCA 1850, Inc. owns five properties, including four single family homes and a condominium. All of these properties are held for the purpose of rental income, and in the case of CIRCA 1850, Inc., for future use as parking lots in the event necessary.

       See PART I, ITEM 1, (C) "Narrative Description of Business" as to the Company's Garden State Park and Freehold properties.


ITEM 3 - LEGAL PROCEEDINGS

       The Company, certain of its present and former directors, and certain other parties including the Underwriter of the Company's four public offerings from 1983 through 1986 (a broker-dealer firm owned by the Company's Chairman of the Board and principal stockholder), were the defendants in two putative class actions filed in August, 1986 and July, 1987 in the United States District Court for the Southern District of New York. The complaint filed in August, 1986 was also asserted derivatively against all defendants except the Company. The essential allegations of the complaints in the two actions were that the Company's prospectuses utilized in connection with the Company's said four public offerings violated the federal securities laws by containing false and misleading information and omitting to disclose other material information, and that the defendants were liable therefor. The actions sought judgments in amounts equal to approximately $200,000,000 representing the gross proceeds of the Company's said four public offerings, as well as punitive damages against all defendants and treble damages and attorneys' fees against all defendants other than the Company. In fiscal 1988, the U.S. District Court transferred both cases from the Southern District of New York to the District of New Jersey. On June 7, 1988, a consolidated amended complaint was filed by the plaintiffs in the two putative "class action" suits described above, in the United States District Court in Trenton. This complaint was substantially similar to the original suits filed separately except to expand the number of current and former directors as defendants. On July 27, 1989, based upon motions filed by the Company, the United States District Court, District of New Jersey, dismissed some, but not all of the claims asserted in the consolidated amended complaint.

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

       On October 20, 1993, the United States District Court for the District of New Jersey signed an order granting preliminary approval to a proposed partial settlement of the consolidated class action pending since 1986 against the Company, its officers and directors and various other defendants alleging various violations of federal securities laws and other statutes. Although the Company believes this lawsuit is totally without merit, it had incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. Therefore in order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed the proposed partial
 Settlement Agreement. The proposed partial settlement required the Company to make a $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note.  On January 25, 1995, the Company agreed to modify the terms of the agreement pertaining to the Philadelphia
Park mortgage note which provides that no additional payments will be made.
 The settlement disposes of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the Company against all parties in the litigation. As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay
 $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections from certain non-settling defendants. On April 12, 1994, an order was entered approving the settlement agreement and entering a final judgment of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company.
  Certain non-settling defendants including the Company's Chairman of the Board and principal stockholder, appealed the order approving the settlement. On March 27, 1995, the United States Court of Appeals for the Third Circuit affirmed the District Court's approval of the settlement.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted by the Company to a vote of its security holders during the quarter ended June 30, 1995.





PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
 MATTERS

(A)     Market Information

       The Company's Common Stock has been traded on the American Stock Exchange since April 4, 1985, under the symbol "ITB". The following table indicates the high and low sales prices for such stock on the American Stock Exchange on a quarterly basis for the two years ended June 30, 1995, based upon information supplied by the American Stock Exchange.


AMERICAN STOCK EXCHANGE
                                     Sales Price
Quarter Ended:                 High      Low
September 30, 1993             $5.75     $4.00
December 31,1993                5.88      4.50
March 31, 1994                  8.25      4.75
June 30, 1994                   7.25      4.88

September 30, 1994              5.63      3.75
December 31, 1994               4.25      2.56
March 31, 1995                  3.63      2.63
June 30, 1995                   7.25      3.00


(B)    Holders

       As of June 30, 1995, the number of record holders of the Company's Common Stock was 33,771.

(C)     Dividends

       The Company has not paid any dividends on its Common Stock since its inception. Anticipated capital requirements of the Company make it unlikely that any dividends will be declared in the foreseeable future on the
Company's Common Stock. Furthermore, 25% of "net racetrack earnings", as defined in the Company's financial statements (See Note 15 of the Company's financial statements Item 8),from the Company's Garden State Park racetrack facility are required to be paid by the Company in dividends on its Series A Convertible Preferred Stock and thus would not be available for payment as dividends on the Common Stock.


Item 6 - SELECTED FINANCIAL DATA


INTERNATIONAL THOROUGHBRED BREEDERS, INC.
      AND SUBSIDIARIES

                               Years Ended June 30,

                                      1995                1994

Revenue from Operations      $        55,094,950 $        37,334,236
Investment Income Revenue              3,487,788           3,343,274

    Total Revenue            $        58,582,738 $        40,677,510

Income(Loss) from
  Continuing Operations      $         2,514,052 $         2,500,595

Net Income (Loss)            $         2,398,452 $         2,500,595

Net Income (Loss) from
  Continuing Operations
  per Common Share           $              0.26 $              0.26

Working Capital (Deficiency) $         9,202,399 $        16,757,837

Total Assets                 $        97,469,045 $        74,433,411

Short Term Debt              $         1,441,399 $            40,000

Long-Term Debt               $        15,510,257 $        -0-

Shareholders' Equity         $        72,206,437 $        69,807,985

Cash Dividends Per Share     $        -0-        $        -0-

Weighted Average Number
 of Shares                             9,551,369           9,547,900

Common Shares Outstanding              9,551,386           9,551,255

                               Years Ended June 30,

                                      1993                1992
Revenue from Operations      $        38,478,067 $        39,505,622
Investment Income Revenue              3,394,805           5,610,502

    Total Revenue            $        41,872,872 $        45,116,124

Income(Loss) from Continuing
 Operations                  $        (3,543,567)$        (7,266,183)

Net Income (Loss)            $       (29,410,166)$        (6,466,152)

Net Income (Loss) from
Continuing Operations per
Common Share                 $             (0.40)$             (1.49)

Working Capital (Deficiency) $        14,128,362 $        (2,098,249)

Total Assets                 $        72,263,542 $       204,235,883

Short Term Debt              $            35,418 $         2,900,896

Long-Term Debt               $            50,000 $        24,885,264

Shareholders' Equity         $        67,307,389 $       171,203,740

Cash Dividends Per Share     $        -0-        $        -0-

Weighted Average Number
of Shares                              8,950,025           4,868,001

Common Shares Outstanding              9,511,415           4,869,046



                               Years Ended June 30,
                                      1991
Revenue from Operations      $        67,657,622
Investment Income Revenue              3,725,168

    Total Revenue            $        71,382,790

Income(Loss) from Continuing
  Operations                 $       (10,977,558)

Net Income (Loss)            $         4,288,480

Net Income (Loss) from
 Continuing Operations per
  Common Share               $             (2.16)

Working Capital (Deficiency) $         2,434,656

Total Assets                 $       211,083,683

Short Term Debt              $         3,883,608

Long-Term Debt               $        24,920,282

Shareholders' Equity         $       177,669,892

Cash Dividends Per Share     $        -0-

Weighted Average Number
 of Shares                             5,090,256

Common Shares Outstanding              4,867,507



  (1) Total Assets and Shareholders' Equity for June 30, 1993 reflect the effects of a quasi-reorganization of the Company's assets during the fiscal year ended June 30, 1993. The 1995 and 1994 statements of operation are not comparable to prior years.
  (2) The rights offering in August, 1992 materially affects the comparability of the loss per share data.
  (3) The weighted average number of shares, the per share data and the common shares outstanding have been restated for all periods to reflect the one-for-twenty reverse stock split effected on March 13, 1992.
  (4) One of the Company's two racetracks was sold in the fiscal year ended June 30, 1991 which materially affects the comparability of a portion of the information reflected in the above data.
  (5)  The Company completed its purchase during the fiscal year ended
       June 30, 1995 of a racetrack operation effective January 1, 1995 which materially affects the comparability of a portion of the information reflected in the above data.




ITEM 7 - MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS


FISCAL YEAR 1995 VS. FISCAL YEAR 1994


(A)Liquidity and Capital Resources

       The Company's working capital, on a consolidated basis, as of
 June 30, 1995, was $9,302,399 which represents a decrease of $7,455,438 from the comparable period in the prior fiscal year. This decrease is primarily the result of the effect of: 1) the utilization of approximately $5,300,000
 in cash for the purchase of the Freehold racetrack (See Note 2);   2) a
 decrease of $726,263 as a result of the effect on the Company's working capital of current liabilities exceeding current assets for the Freehold Raceway operation at June 30, 1995; and 3) an increase in the utilization of approximately $950,000 related to the pursuit of casino development under the direction of the International Thoroughbred Gaming Development Corporation subsidiary. The Company is committed to a minimum of $400,000 in additional expenses related to the pursuit of casino development and other related projects. Freehold Raceway has entered into an agreement to purchase land, previously leased as a parking lot, at Freehold for $981,720 (See Note 19). A money mortgage note previously executed by Freehold Raceway has a balloon payment of $1,405,000 due on August 20, 1996 if no extension is negotiated. (See Note 5-B)

(B)    Operations

       During the year ended June 30, 1995, the Company realized after tax income of $2,398,452 in comparison to after tax income in the prior fiscal year of $2,500,595. The $102,143 or 4% decrease in net income is primarily the net result of: 1) the net increased income generated by the purchase of Freehold Raceway;
reduced by  2) the increased costs associated with casino gaming development;
 3) interest expense of $556,799 associated with the mortgages on Freehold Raceway; 4) a decrease in income from breeding operations; and 5) an increase in general and administrative expenses primarily associated with the purchase of Freehold Raceway.  Total revenues increased by approximately 44% from
 $40,677,510 in fiscal 1994 to $58,582,738 in fiscal 1995 primarily as a net result of the purchase of Freehold Raceway, which significantly increased racetrack revenues for the comparable periods. Total expenses increased $17,891,771 or 47% from $38,176,915 in fiscal 1994 to $56,068,686 in fiscal
 1995 primarily as a result of:    1) significant additional operating and
 interest expenses during the second half of fiscal 1995 as a result of the purchase of Freehold Raceway; and 2) increased corporate expenses during comparable periods of approximately $620,000 associated with the development of casino gaming within racetrack structures and with the development of other potential casino gaming operations, via the Company's subsidiary, International Thoroughbred Gaming Development Corporation ("ITG").

       Management believes that the breeding operation has become insignificant to the overall operation of the Company. The breeding operation recognized a loss before taxes of $2,041 for the fiscal year ended June 30, 1995 as compared to income of $171,337 for the comparable period in fiscal 1994.

  During the year ended June 30, 1995, the Company realized investment income of $3,487,788. This represents an increase of $144,514 from the 1994 investment income of $3,343,274. This increase is primarily the result of an increase in short term investment gains.

       During the year ended June 30, 1995, the racetracks realized income of $2,683,884 before taxes as compared to income of $818,717 before taxes for the prior fiscal year. Interest expense of $556,799 for the current fiscal year associated primarily with the mortgages on the Freehold racetrack is recognized as a corporate expense, not that of the racetrack.

       Garden State Park

       During the current fiscal year (July 1, 1994 to June 30, 1995) Garden State Park ran its tenth standardbred (harness) meet from September 7, 1994 through December 10, 1994 (55 dates) and its eleventh thoroughbred meet from January 13, 1995 through May 27, 1995 (75 dates). During these race meetings, Garden State Park simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the fiscal year.

 During the year ended June 30, 1995 Garden State's revenue decreased $348,318 when compared to the prior fiscal year, primarily reflecting: 1) a significant net decrease in revenues generated during the period from simulcasting into Garden State Park from other racetracks; partially offset by (2) an increase in revenues generated by the simulcasting out of Garden State Park's live
 races to the other racetracks.   The cost of revenues, primarily purse expenses
 and simulcasting commissions, and operating expenses increased $367,118 or 1% when compared to the same period last year. General and administrative expenses were reduced by $140,380 or 4% primarily as a result of a cost reduction program in effect for the year. As a net result of decreased revenues and increased expenses during the fiscal year ended June 30, 1995, Garden State Park's operating income was $201,872 before interest and income taxes compared to income during the fiscal year ended June 30, 1994 of $818,717.

       The 1994 (fiscal 1995) Harness Meet (55 days) resulted in operating income of approximately $855,000, compared with the 1993 Harness Meet's
 (55 days) operating income of approximately $1,146,000. The decrease primarily reflects the effect of reduced total live and simulcast receiving handles, which generate higher commission rates, versus significantly increased total simulcast sending handles, which carry a lower commission rate to the sending track, while expenses remain approximately the same for the comparable periods.
  Daily on-track attendance and wagering at the track's 1994 Harness Meet, averaged 2,767 and $207,747, respectively, as compared to 2,674 and $237,558, respectively, during the 1993 Harness Meet.

       The 1995 Thoroughbred Meet (75 days) had an operating loss of approximately $311,000 compared to the 1994 Thoroughbred Meet (62 days), which had an operating loss of approximately $360,000. This decrease in operating losses primarily reflects the net effect of the increased revenues and expenses associated with an increase in the number of race days, due to more favorable weather conditions, during the third quarter of this fiscal year
as compared to the comparable period in the prior fiscal year.   Daily
 on-track attendance and wagering at Garden State
Park's 1995 Thoroughbred Meet averaged 3,292 and $212,580, respectively. During the 1994 Thoroughbred Meet, attendance and on-track wagering averaged 3,244 and $248,534, respectively.

       During the fiscal year ended June 30, 1995 the track had an operating loss of approximately $342,000 during the non-racing periods between meets as compared to income of approximately $35,000 in the prior fiscal year.
 The increase in operating loss was primarily due to lower simulcasting handles.

       Simulcasting, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 75% of revenue whilelive racing and other income accounted for approximately 25% of revenue at Garden State Park during fiscal 1995 and 1994.


       Freehold Raceway

       During the six months subsequent to the Company's purchase effective January 1, 1995 (January 1, 1995 to June 30, 1995), Freehold Raceway ran its Atlantic City Harness (ACH) standardbred (harness) meet from
 January 2, 1995 through May 29, 1995 (107 dates). During this race meeting, Freehold Raceway simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the fiscal year.

       For the six months of operation under the Company's ownership during the fiscal year ended June 30, 1995, Freehold Raceway realized operating income of $2,482,012 before interest and income taxes.  Revenue for the six month was $18,210,033.  The cost of revenues, primarily purse expenses and simulcasting commissions, was $6,966,572. Operating and depreciation expenses were $7,662,338 and $382,363, respectively. General and administrative
 expenses were $716,748.   Daily on-track attendance and wagering at the track's
 1995 ACH Harness Meet, averaged 2,298 and $290,449, respectively.

       Live racing accounted for approximately 54% of revenue at Freehold Raceway during the six months of operation under the Company's ownership.
 Simulcasting, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 46% of revenue at Freehold Raceway during the six months of operation under the Company's ownership.


FISCAL YEAR 1994 VS. FISCAL YEAR 1993


(A)    Liquidity and Capital Resources

       The Company's working capital, on a consolidated basis, as of June 30,
 1994, was $16,757,857.   The Company's working capital position increased
$2,629,475 for this fiscal year as compared to the fiscal year ended June 30, 1993 primarily as a result of a positive cash flow from operations and gains realized from trading securities. The Company is committed to a minimum of $550,000 in expenses related to the pursuit of casino development under the direction of the newly created International Thoroughbred Gaming Development Corporation subsidiary.

       (1)  Racetrack Segment

         The working capital of the racetrack segment increased $708,616, before interest due to the parent, as a primary result of earnings for the year. The Company is committed to spending a minimum of $330,000 in connection to the development of the 56 acre parcel of racetrack property as a retail shopping center.


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








REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
International Thoroughbred Breeders, Inc.



       We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.





MORTENSON AND ASSOCIATES, P.C.
Certified Public Accountants

Cranford, New Jersey
September 25, 1995




  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
             AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEETS
       AS OF JUNE 30, 1995 AND 1994

                  ASSETS

                                              June 30,           June 30,
                                                1995               1994
CURRENT ASSETS:
  Cash                                  $        4,167,811 $        2,683,361
  Short-Term Investments                         7,633,483         13,392,730
       TOTAL CASH AND CASH EQUIVALENTS          11,801,294         16,076,091

  Restricted Cash and Investments                2,151,411          2,690,072
  Accounts Receivable - Net                      2,285,792            937,921
  Prepaid Expenses                               1,143,007            907,654
  Other Current Assets                              22,795             52,142
       TOTAL CURRENT ASSETS                     17,404,299         20,663,880

LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
  Land and Buildings                            74,296,090         52,133,715
  Equipment                                      3,666,168          1,800,630
  Livestock                                         17,517            187,951
       TOTAL LAND, BUILDINGS, EQUIPMENT
           AND LIVESTOCK                        77,979,775         54,122,296
LESS: Accumulated Depreciation                   1,570,024            801,031
       TOTAL LAND, BUILDINGS, EQUIPMENT
           AND LIVESTOCK  - NET                 76,409,751         53,321,265

OTHER ASSETS:
  Deposits and Other Assets                        392,531            448,266
  Goodwill - Net                                 3,262,464                  0
       TOTAL OTHER ASSETS                        3,654,995            448,266


TOTAL ASSETS                            $       97,469,045 $       74,433,411


See Notes to Financial Statements.


      CONSOLIDATED BALANCE SHEETS
       AS OF JUNE 30, 1995 AND 1994

   LIABILITIES AND SHAREHOLDERS' EQUITY

                                              June 30,           June 30,
                                                1995               1994
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses $        6,656,061 $        3,866,043
  Notes and Mortgages Payable -
  Current Portion                                1,341,399             40,000
  State Income Taxes Payable                       115,600                  0
       TOTAL CURRENT LIABILITIES                 8,113,060          3,906,043

DEFERRED INCOME                                  1,550,451            719,383

NOTES AND MORTGAGES PAYABLE - Long
  Term Portion                                  15,599,097                  0


COMMITMENTS AND CONTINGENCIES                            0                  0

SHAREHOLDERS' EQUITY:
  Series A (Convertible) Preferred
  Stock $100.00 Par Value,Authorized
  500,000 Shares, Issued and Outstanding,
   362,450 and 362,443 Shares, Respectively     36,244,975         36,244,275
  Common Stock $2.00 Par Value, Authorized
  25,000,000 Shares,Issued and Outstanding,
  9,551,386 and 9,551,255 Shares,
  Respectively                                  19,102,771         19,102,509
  Capital in Excess of Par                      11,959,643         11,960,605
  Retained Earnings (subsequent to
  June 30, 1993, date of quasi-reorganization,
  total deficit eliminated $102,729,936)        4,899,048          2,500,596
       TOTAL SHAREHOLDERS' EQUITY               72,206,437         69,807,985

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $     97,469,045 $       74,433,411

See Notes to Financial Statements.


















  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
  AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED JUNE 30, 1995, 1994  AND 1993


                                   Years Ended June 30,
                                           1995                  1994
REVENUES:
  Revenue from Operations        $          55,094,950 $          37,334,236
  Investment Income                          3,487,788             3,343,274
     TOTAL REVENUES                         58,582,738            40,677,510

EXPENSES:
  Cost of Revenues                          17,342,134            10,416,610
  Operating Expenses                        29,892,282            22,088,521
  Depreciation & Amortization                  965,026               544,344
  General & Administrative Expenses          7,312,445             5,127,440
  Interest Expense                             556,799                     0
     TOTAL EXPENSES                         56,068,686            38,176,915

INCOME (LOSS) FROM OPERATIONS BEFORE
  TAXES, NON-OPERATING INCOME (LOSS) AND
  EXTRAORDINARY ITEM                         2,514,052             2,500,595

NON-OPERATING LOSS                                   0                     0

INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                         2,514,052             2,500,595

LESS: Income Tax Expense                       115,600                     0

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                         2,398,452             2,500,595

EXTRAORDINARY ITEM:
  Gain on Extinguishment of Debt                     0                     0

NET INCOME (LOSS)                $           2,398,452 $           2,500,595

PER SHARE:
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM              $                0.25 $                0.26

NET INCOME (LOSS)                $                0.25 $                0.26



See Notes to Financial Statements.



                                      Years ended June 30,
                                            1993
REVENUES:
  Revenue from Operations        $          38,478,067
  Investment Income                          3,394,805
     TOTAL REVENUES                         41,872,872

EXPENSES:
  Cost of Revenues                           9,970,694
  Operating Expenses                        23,308,378
  Depreciation & Amortization                5,601,887
  General & Administrative Expenses          5,896,787
  Interest Expense                             638,693
     TOTAL EXPENSES                         45,416,439

INCOME (LOSS) FROM OPERATIONS BEFORE
  TAXES, NON-OPERATING INCOME (LOSS) AND
  EXTRAORDINARY ITEM                        (3,543,567)

NON-OPERATING LOSS                         (27,599,230)

INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                       (31,142,797)

LESS: Income Tax Expense                             0

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                       (31,142,797)

EXTRAORDINARY ITEM:
  Gain on Extinguishment of Debt             1,732,631

NET INCOME (LOSS)                $         (29,410,166)

PER SHARE:
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM             $               (3.48)

NET INCOME (LOSS)                $               (3.29)


See Notes to Financial Statements.





  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
         AND SUBSIDIARIES

  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                                        Common
                                      Number of
                                        Shares            Amount
BALANCE - JUNE 30, 1992                 4,869,046         9,738,092

   Sale of Common Stock From
     Rights Offering                      4,640,103          9,280,206
   Shares Issued for Fractional
   Exchanges With Respect to the
   One-for-twenty Reverse
   Stock Split effected on March
   13,1992                                      278                556
   Exchange of Preferred Stock
    for Common Stock                          1,988              3,976
   Quasi-reorganization
     Revaluation adjustments, net              ---                ---
     Transfer to additional capital            ---                ---
   Net (Loss) for the Year Ended
   June 30, 1993                               ---                ---

BALANCE - JUNE 30, 1993                   9,511,415         19,022,830

   Shares Issued for Fractional
   Exchanges With Respect to the
   One-for-twenty Reverse
   Stock Split effected on March               211                422
    13, 1992
   Exchange of Preferred Stock for
    Common Stock                             39,629             79,257
   Net Income for the Year Ended
   June 30, 1994                                ---                ---

BALANCE - JUNE 30, 1994                   9,551,255         19,102,509

   Shares Issued for Fractional Exchanges
     With Respect to the One-for-twenty
     Reverse Stock Split effected on
     March 13, 1992                             131                262
   Net Income for the Year
     Ended June 30, 1995                        ---                ---

BALANCE - JUNE 30, 1995                   9,551,386         19,102,771



See Notes to Financial Statements.


                                      Preferred
                                      Number of
                                        Shares            Amount
BALANCE - JUNE 30, 1992                   445,371        44,537,075

   Sale of Common Stock From
    Rights Offering                            ---                ---
   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse
     Stock Split effected on March
      13, 1992                                 251             25,100
   Exchange of Preferred Stock for
     Common Stock                           (3,958)          (395,800)
   Quasi-reorganization
     Revaluation adjustments, net              ---                ---
     Transfer to additional capital            ---                ---
   Net (Loss) for the Year Ended
     June 30, 1993                             ---                ---

BALANCE - JUNE 30, 1993                    441,664         44,166,375

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                  36              3,600
   Exchange of Preferred Stock for
     Common Stock                         (79,257)        (7,925,700)
   Net Income for the Year Ended
    June 30, 1994                              ---                ---

BALANCE - JUNE 30, 1994                    362,443         36,244,275

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
     effected on March 13, 1992                  7                700
   Net Income for the Year Ended
    June 30, 1995                              ---                ---

BALANCE - JUNE 30, 1995                    362,450         36,244,975


See Notes to Financial Statements.


                                       Capital
                                      in Excess          Retained
                                        of Par           Earnings

BALANCE - JUNE 30, 1992               190,248,343       (73,319,770)

   Sale of Common Stock From
     Rights Offering                      (286,377)               ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992             (25,656)               ---
   Exchange of Preferred Stock
    for Common Stock                       391,824                ---
   Quasi-reorganization
     Revaluation adjustments, net      (83,480,014)               ---
     Transfer to additional capital   (102,729,936)       102,729,936
   Net (Loss) for the Year Ended
    June 30, 1993                              ---        (29,410,166)

BALANCE - JUNE 30, 1993                  4,118,184                  0

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13,1992               (4,022)               ---
   Exchange of Preferred Stock for
    Common Stock                         7,846,443                ---
   Net Income for the Year Ended
     June 30,1994                              ---          2,500,596

BALANCE - JUNE 30, 1994                 11,960,605          2,500,596

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                (962)               ---
   Net Income for the Year Ended
    June 30,1995                               ---          2,398,452

BALANCE - JUNE 30, 1995                 11,959,643          4,899,048


See Notes to Financial Statements.


                                        Total
BALANCE - JUNE 30, 1992                171,203,740

   Sale of Common Stock From
    Rights Offering                      8,993,830
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
     effected on March 13, 1992                ---
   Exchange of Preferred Stock for
    Common Stock                               ---
   Quasi-reorganization
     Revaluation adjustments, net      (83,480,014)
     Transfer to additional capital              0
   Net (Loss) for the Year Ended
    June 30, 1993                      (29,410,166)

BALANCE - JUNE 30, 1993                 67,307,389

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
     Split effected on March 13, 1992          ---
   Exchange of Preferred Stock for
     Common Stock                              ---
   Net Income for the Year Ended
    June 30, 1994                        2,500,596

BALANCE - JUNE 30, 1994                 69,807,985

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992          ---
   Net Income for the Year Ended
    June 30, 1995                        2,398,452

BALANCE - JUNE 30, 1995                 72,206,437

See Notes to Financial Statements.










INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES


  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED JUNE 30, 1995, 1994  AND 1993


                                           Years Ended June 30,
                                                  1995                1994
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers         $        55,501,775 $       36,888,487
    Cash Paid to Suppliers and Employees         (56,806,149)       (38,174,512)
    Interest Received                                677,488            420,460
    Mortgage Interest Received                             0                   0
    Interest Paid                                   (160,674)                  0
    Cash Used to Purchase Trading Securties       (2,234,000)        (7,225,000)
    Cash Received from Sale of Trading
      Securities                                   5,602,485          10,107,546
    Change in Restricted Cash & Investments          (21,339)          (745,055)
  NET CASH PROVIDED BY OPERATIONS                  2,559,585           1,271,926

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Livestock                  178,359             473,164
    Proceeds from Sale of Equipment                    8,500              67,000
    Decrease in Mortgage Receivable                        0                   0
    Purchase Freehold Racetrack -
      Net of Cash Received                           (94,602)                  0
    Capital Expenditures                          (1,090,904)        (1,019,886)
   (Increase)Decrease in Other
       Investment Activity                          (187,188)           (18,349)

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                           (1,185,835)          (498,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of Common Stock                                   0                   0
    Principal Payments on Acquired Debt
      Freehold                                    (5,169,098)                  0
    Principal Payments on Long Term Notes           (479,449)           (35,418)

  NET CASH USED BY FINANCING ACTIVITIES           (5,648,547)           (35,418)

NET INCREASE(DECREASE)  IN CASH AND
CASH EQUIVALENTS                                  (4,274,797)            738,437
        CASH AND CASH EQUIVALENTS AT
           BEGINNING OF YEAR                      16,076,091          15,337,655

        CASH AND CASH EQUIVALENTS AT
           END OF THE YEAR               $        11,801,294 $        16,076,091




See Notes to Financial Statements.


                                           Years Ended June 30,
                                                  1993
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers         $        38,497,194
    Cash Paid to Suppliers and Employees         (39,474,874)
    Interest Received                                311,251
    Mortgage Interest Received                     3,591,983
    Interest Paid                                   (638,693)
    Cash Used to Purchase Trading Securties                0
    Cash Received from Sale of Trading
     Securities                                            0
    Change in Restricted Cash & Investments         (386,739)
  NET CASH PROVIDED BY OPERATIONS                  1,900,122

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Livestock                  233,154
    Proceeds from Sale of Equipment                   42,879
    Decrease in Mortgage Receivable               27,264,042
    Purchase Freehold Racetrack - Net
     of Cash Received                                      0
    Capital Expenditures                            (300,285)
   (Increase)Decrease in Other Investment
    Activity                                          11,758

  NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                27,251,548

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of Common Stock                           8,993,830
    Principal Payments on Acquired Debt
     Freehold                                              0
    Principal Payments on Long Term Notes        (24,600,000)

  NET CASH USED BY FINANCING ACTIVITIES          (15,606,170)

NET INCREASE(DECREASE)  IN CASH AND
CASH EQUIVALENTS                                  13,545,500
        CASH AND CASH EQUIVALENTS AT
           BEGINNING OF YEAR                       1,792,155

        CASH AND CASH EQUIVALENTS AT
           END OF THE YEAR               $        15,337,655

See Notes to Financial Statements



  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED JUNE 30, 1995, 1994  AND 1993

                                           Years Ended June 30,
                                                  1995                1994
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

  NET INCOME (LOSS)                      $         2,398,452 $         2,500,596

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and Amortization                   965,026             544,344
     (Gain)Loss on Disposal of Investment                  0             164,478
     (Gain)Loss on Sale of Buildings &
         Equipment                                    (3,314)            (8,000)
     (Gain) Loss on Sale of Livestock               (110,024)          (330,534)
     Non Operating (Income)Loss                            0                   0
     Extraordinary Item                                    0                   0
     Changes in Assets and Liabilities -
     (Increase)Decrease in Restricted Cash           (21,339)          (745,055)
     (Increase)Decrease in Accounts Receivable        12,576           (222,198)
     (Increase)Decrease in Mortgage Receivable             0                   0
     (Increase)Decrease in Other Assets              102,324             146,129
     (Increase)Decrease in Notes Payable             479,449                   0
     (Increase)Decrease in Accrued Interest           44,185            (40,268)
     (Increase)Decrease in Inventory                 (32,416)              7,155
     (Increase)Decrease in Prepaid Expenses         (138,661)          (211,835)
     Increase(Decrease) in Account Payable
       and Accrued Expenses                       (1,967,740)          (837,528)
     Increase(Decrease) in Deferred Income           831,068             304,642

     TOTAL ADJUSTMENTS                               161,134         (1,228,670)

  NET CASH PROVIDED(USED) BY OPERATING
   ACTIVITIES                            $         2,559,585 $         1,271,926



See Notes to Financial Statements.


                                           Years Ended June 30,
                                                  1993
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

 NET INCOME (LOSS)                      $       (29,410,166)

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and Amortization                 5,601,887
     (Gain)Loss on Disposal of Investment                  0
     (Gain)Loss on Sale of Buildings &
       Equipment                                       2,136
     (Gain) Loss on Sale of Livestock                 52,042
     Non Operating (Income)Loss                   27,599,230
     Extraordinary Item                           (1,732,631)
     Changes in Assets and Liabilities -
     (Increase)Decrease in Restricted Cash          (386,739)
     (Increase)Decrease in Accounts Receivable        99,682
     (Increase)Decrease in Mortgage Receivable       264,042
     (Increase)Decrease in Other Assets              (34,979)
     (Increase)Decrease in Notes Payable                   0
     (Increase)Decrease in Accrued Interest          512,600
     (Increase)Decrease in Inventory                   2,720
     (Increase)Decrease in Prepaid Expenses          (11,806)
     Increase(Decrease) in Account Payable
       and Accrued Expenses                         (853,375)
     Increase(Decrease) in Deferred Income           195,477

     TOTAL ADJUSTMENTS                            31,310,288

  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                           $         1,900,122



See Notes to Financial Statements.




INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A) Consolidation - The accounts of all wholly owned subsidiaries are included in the consolidated financial statements. All material intercompany transactions have been eliminated.

       (B) Classifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

       (C) Allowance for Bad Debts - The Company recognizes bad debts on the allowance method. Bad debt allowance for fiscal years ended June 30, 1995 and 1994 was $20,000.

       (D) Goodwill - Goodwill is the excess of the cost of acquired net assets over their fair value. It is being amortized over 30 years under the straight line method.  Accumulated amortization at June 30, 1995 is $58,165.

       Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by analyzing the projected undiscounted cash flow from related operations.

       (E) Revenue Recognition - The Company recognizes the revenues associated with horse racing at Garden State Park and Freehold Raceway as they are earned. Costs and expenses associated with horse racing revenues are charged against income in those periods in which the horse racing revenues are recognized.
  Other costs and expenses are recognized as they actually occur throughout the year. Deferred income primarily consists of prepaid purse income.

       (F) Deferred Income Taxes - Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

       (G) Cash Flows - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       (H) Concentrations of Credit Risk - As of June 30, 1995, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and receivables arising primarily from event planning customers whose credit is routinely evaluated. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company believes no significant concentration of credit risk exists with respect to these cash investments.



(2)    STOCK PURCHASE OF FREEHOLD RACEWAY

       On February 2, 1995, ITB completed the purchase of all of the outstanding stock of Freehold Racing Association ("FRA") and Atlantic City Harness, Inc., ("ACH") the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company, (herein and after collectively referred to as Freehold Raceway) from an unrelated party. FRA and ACH will continue to hold the racing permits and conduct the racing programs at Freehold Raceway.

       The purchase price of the stock was $17.8 million with approximately $2.7 million paid in cash and the balance financed with the seller by: 1) an eight year, $12.5 million note at eighty percent of the prevailing prime rate, not to exceed six percent; and 2) an eleven and one half year $2.6 million promissory note at eighty percent of the prevailing prime rate. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral including 2,000,000 shares of ITB's Common Stock pledged by ITB's principal stockholder. (See Note 5-A) The transaction, completed on February 2, 1995, was effective as of January 1, 1995. The results of operations of FRA for six months are included in the consolidated statement of operations for the year ended June 30, 1995.

       The total cost of $18,153,480 exceeded the fair value of net assets acquired by $3,317,628, which is presented as goodwill in the accompanying financial statements. (See Note 1-D).






       The following unaudited pro forma combined results of operations account for the acquisition as if it had occurred on July 1, 1993. The pro forma results give effect to depreciation of fixed assets purchased, amortization of goodwill, and interest expense.


International Thoroughbred Breeders, Inc.
Pro Forma Combined Results of Operations

                                     For The Years Ended June 30,
                                     1995                1994
Total Revenues                 $81,108,421              $73,421,902

Net Earnings                     4,327,260                4,389,154
Net Earnings
    Per Common Share                  0.45                     0.46

Weighted Average Number
of Shares Outstanding             9,551,369                9,547,900


       These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.


(3)    INVESTMENTS

       Short term investments, classified as cash equivalents, consist of interest bearing certificates of deposit, repurchase agreements and commercial paper, whose cost approximates fair value.

(4)    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK

        For the fiscal year ended June 30, 1995 livestock, equipment, land and buildings were carried at their adjusted fair value in accordance with accounting principals applicable to a quasi-reorganization of the Company's assets which was completed in fiscal 1993. Depreciation is being computed over the estimated remaining useful lives using the straight-line method.
 A summary of livestock, equipment, land and buildings and depreciation recorded for the fiscal year ended June 30, 1995 and 1994, is as follows:


                                                                Accumulated
June 30, 1995              Adjusted           Depreciation      Depreciation
Class                      Basis               Charged          June 30, 1995

Land                       $45,605,000         $n/a                   $ n/a
Building & Improvements(A)  28,691,090         685,154             1,222,800
Furniture, Fixtures,
 Machinery & Equipment       3,666,168         220,709              346,224

Broodmares
 & Other Horses (B)             17,517            1,000                1,000

Stallion Shares                      0                0                    0
Totals                     $77,979,775          $906,863           $1,570,024

                                                            Accumulated
June 30, 1994              Adjusted       Depreciation      Depreciation
Class                      Basis               Charged       June 30, 1994

Land                       $38,000,000         $ n/a          $ n/a
Building & Improvements(A)  14,133,715         427,048        537,646
Furniture, Fixtures,
 Machinery & Equipment       1,800,630         109,046        136,387

Broodmares
 & Other Horses (B)             56,954               0              0

Stallion Shares                130,997           8,250         126,998
Totals                     $54,122,296        $544,344        $801,031



(A) Includes property not yet placed in service costing $21,520 and $439,694 as ofJune 30, 1995 and 1994 respectively, on which no depreciation was taken.

(B) Includes horses costing $7,521 and $56,952 as of June 30, 1995 and 1994 respectively, on which no depreciation was taken since the horses were either not yet placed in breeding service or were being held for resale.

       The depreciable life of buildings & improvements is based on a 15 to 40 year life. Furniture, fixtures, machines and equipment is being depreciated over a 5 to 15 year period and livestock is being depreciated between 2 and 10 years.

(5)    NOTES AND MORTGAGES PAYABLE

       ( A ) On February 2, 1995, the Company entered into an agreement with the former owner of FRA whereby the $12.5 million balance of the purchase price of the Freehold Raceway (See Note 2) was financed by an eight year promissory note at 80% of the prevailing prime rate, adjusted on each anniversary date, not to exceed 6%. Yearly principal and interest payments during the first five (5) years commencing January 31, 1996 shall be paid based upon a twenty (20) year principal amortization schedule. During each of the next three (3) years, commencing January 21, 2001, yearly principal and interest payments shall be based upon a ten (10) year amortization schedule. On December 31, 2003, the entire unpaid principal balance, together with any accrued interest, becomes due and payable.
At January 31, 1995, the prime rate was 8.5%, therefore interest due on the note for the first year shall be calculated at 6%. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral. At June 30, 1995, $625,000 of the principal balance was classified as short term and $11,875,000 was classified as long term.

       ( B ) On February 2, 1995, the Company and the seller of FRA each advanced to FRA $2,584,549 to retire the $5.2 million existing debt on FRA.
 The seller and ITB received from FRA promissory notes evidencing the indebtedness secured by mortgages on the racetrack property and other collateral. Equal monthly principal installments of $18,750 beginning on March 1, 1995 shall be paid to the seller together with accrued interest. Interest shall be calculated at 80% of the prime rate at January 31 of each year. The first year interest payments shall be calculated at 6.8%. At June 30, 1995, $225,000 of the principal balance was classified as short term and $2,265,799 was classified as long term.

       ( C ) On August 24, 1994, FRA renewed a two (2) year note payable to Marine Midland Bank in the amount of $2,345,000. Twenty three principal payments of $40,000 are to be paid monthly together with interest calculated at the prime rate computed on the basis of a 360 day year for the actual number of days elapsed. On August 20, 1996, the entire unpaid principal balance, scheduled to be $1,405,000 if no extension is negotiated, together with any accrued interest, becomes due and payable. At June 30, 1995, $480,000 of the principal balance was classified as short term and $1,445,000 was classified as long term.



       Notes and Mortgages Payable are summarized below:

                                June 30, 1995

                           Interest %          Current   Long-Term
Freehold Raceway:

Mortgage    (A)            80% of Prime        $625,000  $11,875,000
                           (Not to exceed 6%)

Mortgage    (B)            80% of Prime         225,000    2,265,799
Note        (C)            Prime                480,000    1,445,000
Notes - Other              Various               11,399       13,298

Garden State Park:

Notes:                          N/A                    0            0

Totals                                         $1,341,399  $15,599,097




                           June 30, 1994

                           Current   Long-Term
Freehold Raceway:

Mortgage    (A)            $0        $0


Mortgage    (B)            0         0
Note        (C)            0         0
Notes - Other              0         0

Garden State Park:

Notes:                     0         0

Totals                $40,000        $0


       Annual maturities of the Company's consolidated long-term debt as of June 30, 1995 are as follows:



       To June 30, 1997                $ 1,341,399
       To June 30, 1998                  1,331,899
       To June 30, 1999                  1,330,000
       To June 30, 2000                    855,000
       To June 30, 2001                    850,000
       Future Payments                   9,890,799
       Total                           $15,599,097

(6)    COMMITMENTS AND CONTINGENCIES

            The Company announced on March 22, 1994, an offer to purchase The Meadowlands Sports Complex and Monmouth Park for $1 Billion from the New Jersey Sports and Exposition Authority ("NJSEA"). An alternative offer also was made to purchase Monmouth Park and The Meadowlands Race Track improvements for $125 million and to enter into a long-term lease for the Meadowlands Race Track for $50 million per year. The offer is subject, among other conditions, to adoption by the voters of the State of New Jersey of an appropriate constitutional amendment authorizing the casino gaming at the Meadowlands and Garden State Park racetracks.  ITB acquired options to purchase Atlantic
 City Race Course and Freehold Raceway. The option on the Atlantic City Race Course was allowed to expire on March 18, 1995 and there are no plans presently contemplated with regard to renegotiating the option. The option to purchase Freehold Raceway was exercised and completed on February 2, 1995
 (See Note 2). Assuming acceptance of the Company's offer by the NJSEA, and the adoption of the said constitutional amendment, the Company proposes to construct interactive gaming complexes that combine racing, casino gaming and entertainment on land presently used to stable and train horses at The
Meadowlands and Garden State Park. The ITB offer proposes that up to 12 casinos be constructed and operated in the current stable area of each racetrack. The existing operating, licensed casino owners/operators in Atlantic City, New Jersey would be offered the opportunity to own and operate all of those casinos with the Company paid rent by the casino operators.
 The plan does provide that tracks can operate casinos within racetrack structures. Monmouth Park would serve as the backstretch and training centers for The Meadowlands and Garden State Park. There has been no indication that the Sports Authority intends to treat the Company's proposal favorably. No assurances can be given as to the outcome of the Company's proposal.

       The Company formed a wholly owned subsidiary, International Thoroughbred Gaming Development Corporation (ITG), which is responsible for implementing the development of casino gaming business opportunities. In addition to the funds expended during the last two fiscal years of approximately $1,150,000 the Company is committed to approximately $400,000 in expenses, related to the development of the above described project and other casino gaming business opportunities. The Company's financial commitment could increase if circumstances warrant.

       No assurances can be given that the Company's offer will be accepted or that the constitutional amendment will be placed on the ballot or adopted.
Furthermore, even assuming such acceptance and adoption, no assurance can be given that the Company will be able to obtain the required financing.

       The Company has lease contracts for various equipment and maintenance contracts at Garden State Park and Freehold Raceway. The majority of these contracts are based upon the daily average of the pari-mutuel wagers accepted during the Company's racing meets with a minimum per day. The minimum rental payments for the next five years are based on 130 and 208 annual racing dates at Garden State Park and Freehold Raceway, respectively.

       On July 1, 1995, the Company executed an agreement to lease office space at 50 Broadway, New York, New York, under its subsidiary, Olde English Management, Inc. The two year lease provides for a monthly rent of $18,168.75 beginning August, 1995. The following summarizes the commitments on all contracts:

Year Ended June 30:
1996        $2,674,400
1997        2,297,554
1998          947,554
1999          500,000
2000          500,000
Subsequent to June 30,
2000          457,000

       Garden State has granted the exclusive right to operate all food and retail services and to sell or rent all food products and merchandise sold or rented at the racetrack facility to Service America Corporation, an unaffiliated third party experienced in the business. The term of the agreement is for the 15 year period commencing on opening day of the racetrack. Service America agreed to invest $7,000,000 in the concession premises at the racetrack facility. As of June 30, 1995, the Company is contingently liable for approximately $2,200,000 if this agreement were to be terminated.

       Racing dates at Garden State Park and Freehold Raceway are awarded each year at the discretion of the State Racing Commission.

       On August 16, 1986, a putative "class action" was filed against the Company, its Garden State Race Track, Inc. subsidiary, First Jersey
 Securities, Inc. ("First Jersey"), two other broker-dealers, the Company's Chairman of the Board and principal stockholder, and ten other present and former directors of the Company alleging various violations of federal securities laws and other statutes. On July 8, 1987, another putative
 "class action" was filed against the Company, First Jersey, another broker-dealer,the Company's Chairman of the Board and principal stockholder, and six other present and former directors of the Company alleging various violations of federal securities laws and other statutes. During fiscal 1988, based upon a change of venue motion which had been filed by the Company, the U.S. District Court transferred both cases from the Southern District of New York to the District of New Jersey. On June 7, 1988 a consolidated amended complaint was filed by the plaintiffs in the two putative "class action" suits described above in federal court in Trenton. This complaint was substantially similar to the original suits filed separately except to name eleven current and former directors as defendants. On July 27, 1989, based upon motions which had been filed by the Company, the United States District Court, District of New Jersey dismissed several, but not all, of the claims and allegations contained in the consolidated amended complaint. On October 20, 1993, the United States District Court for the District of New Jersey signed an order granting preliminary approval to a proposed partial settlement of the claims. Although the Company believes this lawsuit is totally without merit, it has incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. In order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed a proposed partial Settlement Agreement. The proposed partial settlement required the Company to make a
 $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note.  On January 25, 1995, the Company agreed to modify the terms of the agreement pertaining to the Philadelphia Park mortgage note which provides that no additional pyaments will be made.
The settlement disposes of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the Company against all parties in the litigation. As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections from
certain non-settling defendants.   On April 12, 1994, an order was entered
approving the settlement agreement and entering a final judgment of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company. Certain non-settling defendants appealed the order approving the settlement. On March 27, 1995, the United States Court of Appeals for the Third Circuit affirmed the district court's approval of the settlement.

       On January 25, 1995 the Company agreed to modify certain terms of:  1)
 the
asset purchase agreement dated October 12, 1990 relating to the sale of its Philadelphia Park subsidiary; and 2) the agreement whereby the Company assigned its rights under the purchase money mortgage and note it held on Philadelphia Park. Under the terms of this modification, the Company is released from all liability for environmental clean-up at Philadelphia Park to the extent that such clean-up costs exceed $370,500 (previously the Company had been responsible for up to $3.35 million in clean-up costs). In consideration for this release, the Company has waived its right to: 1) certain fees that it was entitled to receive under the asset purchase agreement based upon a percentage of Philadelphia Park's handle when operating in competition with Garden State Park;
 and 2) all future contingent payments due the Company in connection with its sale of the Philadelphia Park mortgage note based upon possible future profitable operations of Philadelphia Park. The Company retained the right to receive an accounting from the assignee of the Philadelphia Park mortgage note so that the Company may determine to what extent, if any, an amount equal to the 1994 and 1995 contingent fees are payable under the terms of the proposed partial settlement of the putative "class action". The assignee of the Philadelphia Park mortgage note has provided said accountings and no contingent fees would have been due for 1994 and 1995. Consequently, no additional payments will be made in settlement of the above-described legal action. (See Part I, Item 3 Legal Proceedings.)

(7)    INVESTMENT INCOME

       Investment income consists primarily of gains realized on trading securities. In computing the realized gain, cost was determined under the specific identification method.

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

(9)    ACQUISITIONS AND DISPOSITIONS

       .    Fiscal 1995

       In the fiscal year ended June 30, 1995, the Company completed the purchase of all of the outstanding stock of Freehold Racing Association and Atlantic City Harness, Inc., the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company, from an unrelated party. The purchase price of the stock was $17.8 million with approximately $5.3 million paid in cash (exclusive of final adjustments) and the balance financed by an eight year, $12.5 million note at eighty percent of the prevailing prime rate, not to exceed six percent. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral including 2,000,000 shares of ITB's Common Stock pledged by ITB's principal stockholder. The transaction, completed on February 2, 1995, was effective as of January 1, 1995. At closing, $5.2 million of debt was retired with the Company and the seller each advancing to FRA approximately $2.6 million. The seller and ITB received from FRA promissory notes evidencing the indebtedness secured by the same collateral securing the above described $12.5 million note. (See Notes 2 & 5)

       Approximately $660,000 in equipment, furniture and fixtures was acquired in connection with improvements and replacements necessary to maintain operations at the Company's subsidiaries. In addition, $88,000 of capital was used for the continuation of real estate development at the Garden State Park racetrack and approximately $343,000 was used in connection with improvements of racetrack property at Garden State Park and Freehold Raceway.

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

            Fiscal 1993

       On January 22, 1993, the Company sold its interest in the purchase money, non-recourse mortgage note held on Philadelphia Park for $27,000,000 in cash. Inaddition, non-cumulative contingent payments of up to a maximum aggregate amount of $10,000,000 were scheduled to have been paid to the Company for the next seven years. These payments were scheduled to be up to $2,000,000 with respect to each calendar year from 1993 through 1995 and of up to $1,000,000 with respect to each calendar year from 1996 through 1999 in the event Greenwood and its subsidiaries achieve certain "Adjusted Earnings". The original agreement was modified so that no additional payment will be made. (See Note 6) The principal balance due at the time of the sale was $55,655,958. The Company incurred a $28,655,958, non-operating loss as a result of the sale. Deferred income tax expense of $1,056,728 was also eliminated as a result of this transaction. Consequently, the Company incurred a net $27,599,230 non-operating loss.

(10)   INCOME TAXES

       Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. This Statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financialreporting amounts. The effect of adoption of this Statement on current and prior financial statements is immaterial.

       When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from the quasi-reorganization, will be excluded from the results of operations and credited to paid in capital.

       Freehold Raceway incurred a state income tax liability for the six months of the Company's ownership during the fiscal year 1995 and does not have the benefit of any state income tax loss carryforwards to offset this liability. A provision of $115,600 was made for this liability.

A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:


                                          Years ended June 30,
                                     1995        1994      1993
Income Taxes at the Federal
   Statutory Rate                    $815,473     $850,202    $0

Utilization of Tax Depreciation      (815,473)    (850,202)    0
State Income Tax - Net of
          Federal Tax Benefit        115,600             0     0

Provisions for Income Taxes          $115,600            0     0


       At June 30, 1993, the Company went through a quasi-reorganization
 (See Note 18) in accordance with generally accepted accounting principles.
  The effect of the quasi-reorganization was to decrease asset values for financial reporting, but not for Federal income tax purposes. Accordingly, depreciation expense for Federal income tax purposes continues to be based on amounts that do not reflect the accounting quasi-reorganization.

       The Company has a net operating loss carryforward of approximately $166,800,000 at June 30, 1995, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset is offset by an allowance of the same amount pursuant to SFAS No. 109.
 Accordingly, no deferred tax asset is reflected in these financial statements.


The following summarizes the operating tax loss carry forwards by year of expiration.




                  EXPIRATION DATE OF
AMOUNT           TAX LOSS CARRYFORWARD
$47,776,318      7/1/2002
$26,421,817      7/1/2003
$19,899,773      7/1/2004
$15,617,154      7/1/2005
$11,781,307      7/1/2006
$45,333,941      7/1/2007 through 7/1/2010


(11)   EARNINGS (LOSS) PER SHARE

       The earnings (loss) per share for the fiscal years ended June 30, 1995, 1994 and 1993 was computed by dividing the earnings (loss) applicable to common stock by the weighted average number of common shares outstanding during each fiscal year (9,551,369 shares, 9,547,900 shares and 9,950,025 shares, respectively). The convertible preferred stock and dilutive stock options are assumed converted when dilutive. The conversion period for the Series A Convertible Preferred Stock concluded as of July 31, 1993, therefore the
Convertible Preferred Stock has not
been included in the 1995 and 1994 computations.


(12)   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following quarterly financial data is unaudited, but in the opinion of management includes all necessary adjustments for a fair presentation of the interim results.


                      4th            3rd            2nd       1st
                      Quarter        Quarter        Quarter   Quarter
                                               Fiscal 1995

Revenues          $  15,956,533  $  21,527,590  $10,516,821    $ 7,094,007
Gross Profit      $  10,668,717  $   13,986,608 $ 7,281,861    $ 5,815,630
  (Approximate)
Net Profit\(Loss) $  1,276,215   $  717,760     $ 357,866      $     46,610

Net Profit\(Loss)
Per Share         $  .13         $  .08          $ .04         $     .00



                    4th            3rd         2nd          1st
                    Quarter        Quarter     Quarter      Quarter
                                                Fiscal 1994

Revenues          $ 9,961,805  $   8,628,778 $ 11,282,588   $  7,461,065
Gross Profit$     $ 6,879,022  $   6,031,956 $  7,634,399   $  6,372,250
  (Approximate)
Net Profit\(Loss) $ 1,000,142  $   (873,198) $  1,842,283   $    531,368

Net Profit\(Loss)
Per Share         $       .10  $       (.09) $        .19   $        .06


(13) PENSION PLAN

     The Company has a deferred compensation plan pursuant to section 401(k) of the Internal Revenue code for all its non-union full time employees (approximately 111), who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $9,240 factored for inflation annually). The Company's expense totaled $194,949, $126,159 and $148,897 for the fiscal years ending June 30, 1995, 1994 and 1993, respectively. All contributions are funded currently.

(14) INCENTIVE STOCK OPTIONS

     On June 2, 1994, the Board of Directors approved the adoption of an employee stock option plan subject to stockholder approval. A block of 475,000 shares of common stock was reserved for options to be granted under the plan. Under the plan, options to purchase the following number of shares were granted; 275,000 to Arthur Winkler, president of the Company, 75,000 to William
 H. Warner, treasurer of the Company, 75,000 to Richard E. Orbann, general manager of Garden State Park and 50,000 to Christopher C. Castens, secretary of the Company. These options, exercisable for a five year period which commenced following stockholder approval on December 20, 1994 at a price of $5.875, are non-transferable and are only exercisable by the holder while he is employed by the Company or a subsidiary of the Company. On March 21, 1994, the Board of Directors granted non-transferable options to purchase 1,000,000 shares of common stock at prices ranging from $12 to $24 to
Francis W. Murray, President of International Thoroughbred Gaming Development Corporation, a recently formed wholly owned subsidiary of ITB. These options are exercisable during a two-year period which commenced following stockholder approval on December 20, 1994 and only while he is employed by the Company or a subsidiary of the Company.

(15) DIVIDENDS

     The Company is required to pay to the holders of the Company's Series A (Convertible) Preferred Stock a cash dividend from any net racetrack earnings of Garden State Park. The conversion period for the Company's Series A Convertible Preferred Stock concluded as of July 31, 1993. The applicable percentage of
 Garden State Park's "net racetrack earnings" (net after income tax, less an annual management fee due the parent company of one-half of 1% of the gross betting handle as computed by the Company's auditors) shall be 25% of such earnings (if any) for each year. No dividends have been paid in the past.
 A dividend will not be paid for the year ended June 30, 1995, since Garden State Park did not produce "net racetrack earnings."

     Below are the calculations of Garden State Park's profits (or losses) as defined for the Preferred Stock for the past three fiscal years.


                                   June 30,
                       1995                  1994              1993
Net After Tax
Income (Loss)          $201,873      $  818,718        $ (2,451,790)
Less:
Management Fee          775,200         833,692             934,395
Interest on Advance
from Parent          12,000,184       8,291,562           8,492,569

Defined Profit (Loss)--
"Net Racetrack
Earnings (Loss)"  $(12,573,511)      $(8,306,536)      $(11,878,754)

(16) INTEREST EXPENSE

     All interest expense of the subsidiaries is considered expense of the parent company. In addition to the interest paid each year to third party lenders, the parent company is due interest on funds it has advanced to Freehold Raceway and to Garden State Park for the purchase, construction and equipping of the racetracks and funding their operations as needed.
 As of June 30, 1995, such advances totaled $8,499,695 to Freehold Raceway and $152,538,000.84 to Garden State Park, the latter being in addition to initial capitalization of $86,130,000 provided by the net proceeds of the Company's preferred stock offering in July, 1983. The interest onthese advance is computed at the average prime lending rate as published from time to time by the "Wall Street Journal", Eastern Edition, which during the fiscal year ranged between 7.25% and 9% for the year. The resulting interest owed to the parent company for the fiscal year ended June 30, 1995 by Freehold Raceway and Garden State Park totals $377,068 and $12,000,184, respectively.

(17) NEW AUTHORITATIVE PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", is effective for fiscal years beginning after December 15, 1993.  The Company adopted SFAS 115 on
 June 30, 1994. (See Note 3) The adoption of SFAS No. 115 did not have a material effect on the financial statements.

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the fair value of all financial instruments, including marketable securities, be disclosed. SFAS No. 107 is effective for fiscal years ended after December 15, 1992, except for entities with less than $150 million in total assets; for those entities, the effective date is three years later
 (See Note 4). The Company adopted SFAS 107 in fiscal 1993. The adoption of SFAS No. 107 did not have a material effect on the financial statements.

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

     SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 121 on July 1, 1996. The adoption of SFAS No. 121 will not have a material effect on the financial statements.


(18) QUASI-REORGANIZATION

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

     The effect of the quasi-reorganization is that future operations will reflect depreciation and amortization which is more consistent with current value. Future operating statements will not be comparable with those for years ending through June 30, 1993. Any future income tax benefits resulting from the utilization of new operating loss and other carryforwards existing at June 30, 1993 and temporary differences resulting from the quasi-reorganization, will be excluded from the results of operations and credited to Capital in Excess of Par.

(19) SUBSEQUENT EVENTS

     On July 21, 1995, FRA completed the purchase of a 4.659 acre section of land, previously leased for parking space, from an unrelated party.
  The purchase price was $981,720 with $406,720 to be paid in cash on January 2, 1996 and the balance financed by a three year $575,000 note at an eight percent per annum rate. The note, secured by a purchase money mortgage on the land, is payable in three yearly principal installments of $191,666 commencing July 31, 1997 plus accrued interest.



PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(A)  Identification of Directors and Officers
The directors and/or executive officers of the Company are:


Name                    Age     Position held since   Position with Company
Robert E. Brennan (1)(2) 51     December, 1982         Chairman of the Board
                                April, 1988            Chief Executive Officer

Arthur Winkler (2)(5)    51     September, 1987        Director
                                April, 1988            Vice President,
                                July, 1992             Chief Operating Officer
                                                       President

William H. Warner        50     December, 1983         Treasurer
Christopher C. Castens
      (5)                44     April, 1987            Secretary
Charles Dees, Jr. (3)
(4)(5)(6)                56     April, 1988            Director
Joseph K. Fisher (1)(3)  48     March, 1985            Director
Kerry B. Fitzpatrick (2)
(4)                      55     October, 1980          Director
Ronald J. Riccio (1)
(3)(4)(6)                49        March, 1985         Director
Robert J. Quigley (4)    66        October, 1980       Director

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

     Robert E. Brennan has been principally engaged for the past five years as the sole stockholder (and until September, 1986, as Chief Executive Officer and Chairman of the Board) of the investment banking firm of First Jersey Securities, Inc. ("FJS"). He is presently also a director of First Jersey. Mr. Brennan is also the controlling stockholder and a director of FJS Properties, Inc., the Managing General Partner of FJS Properties Fund I, LP, a publicly owned limited partnership formed to acquire, own and operate real estate investments. Mr. Brennan was elected a director and Chairman of the Board of the Company in December, 1982 and Chief Executive Officer in April of 1988. Mr. Brennan is Chairman of the Board of Regents of
 Seton Hall University.

     On June 19, 1995, Judge Robert Owen, District Judge of the United States District Court for the Southern District of New York issued his opinion and on
 July 14, 1995 entered a judgment in a lawsuit commenced in 1985 by the Securities and Exchange Commission (the "Commission") against Robert E. Brennan, the Company's chairman and principal stockholder and First Jersey Securities, Inc., a broker-dealer wholly owned by Mr. Brennan.
 In its opinion and judgment, the court determined that the defendants, with respect to sales and resales of the securities of five issuers (not those of the Company), charged excessive markups and markdowns to FJS customer and thereby violated Section 17(a) of the Securities Act of 1933 (the
"Securities Act") and Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange
Act") and Rule 10b-5 in that "...they deliberately used fraudulent devices in those transactions...."  As a result, the court permanently enjoined the defendants from further violations of Securities Act Section 17(a), Exchange Act Section 10(b) and Rule 10b-5.

     In addition, the court ordered that the defendants disgorge an aggregate $22,288,099 of profits together with $49,251,521 of prejudgment interest (as of December 31, 1994). The court also ordered the appointment of a special agent to examine the records of FJS for the period from November 1, 1982 through January 31, 1987 for the purpose of determining whether excessive markups and/or markdowns were charged to FJS customers beyond those proved at trial.

     The defendants deny that they have committed violations of the federal securities laws and believe that there are substantial grounds to support an appeal of the judgment.  The defendants have retained counsel to prosecute an
 appeal.   As a result of the judgment and in order to preserve control over their assets pending the outcome of the appeal, on August 7, 1995, Robert E. Brennan and FJS filed voluntary petitions for relief in the United States Bankruptcy Court for the District of New Jersey under Chapter 11 of the Bankruptcy Code. The bankruptcy proceedings are in the initial stages.
 No assurances can be given as to the outcome of the appeal. Because of the bankruptcy proceedings, the class action described in
Item 3 herein has been stayed with respect to Mr. Brennan and the other non-settling defendants.

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

     William H. Warner is a certified public accountant and has been employed by the Company since September, 1983.

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

     Robert J. Quigley was General Manager-Racing for the New Jersey Sports and Exposition Authority (The Meadowlands) for more than the preceding five years until May, 1983 when he commenced to serve on a full-time salaried basis as Vice President of the Company and President and Chief Executive Officer of its Garden State Park subsidiary. He was also the President and Chief Executive Officer of the Company's subsidiaries which owned and operated Philadelphia Park. In April, 1988, Mr. Quigley was elected President of the Company. Effective July 1992, Mr. Quigley resigned his positions to become president and chief operating officer of Retama Park Association, Inc., engaged in operating a new racetrack facility in San Antonio, Texas. Mr. Quigley continues to serve as a member of the Company's board of directors.

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





ITEM 11 - EXECUTIVE COMPENSATION

(A)  Cash Compensation of Officers and Directors

     The following table sets forth information concerning the compensation paid or accrued by the Company during the year ended on June 30, 1995 to its Chief Executive Officer and its other executive officers who were serving as executive officers of the Company on June 30, 1995. During the period ended June 30, 1995, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all salaried employees.


SUMMARY COMPENSATION TABLE

                     Annual Compensation

Name and
Principal Position  Year Salary    Bonus$   Other Annual Compensation $(b)
Arthur Winkler      1995 163,077   0         12,121
President           1994 141,827   0         9,627
                    1993 125,000   0         9,408

William H. Warner
Treasurer, CFO      1995 96,827    0         7,424
                    1994 93,221    0         6,846
                    1993 82,500    0         6,472


                    Long-Term Compensation


Name and                               Restricted          LTIP     All Other
Principal Position  Year Options(a)     Stock Awards   Payouts(S)   Compensation
Arthur Winkler      1995 275,000          0              0            0
President           1994      0           0              0            0
                    1993      0           0              0            0

William H. Warner   1995  75,000          0              0            0
Treasurer, CFO      1994      0           0              0            0
                    1993      0           0              0            0


(a) In December 1994, Mr. Winkler and Mr. Warner were awarded options to purchase 275,000 and 75,000 shares of common stock, respectively.

(b) Consists of life insurance premiums paid by the Company with respect to certain term life insurance payable on the officer's death to beneficiaries designated by him and further, includes amounts contributed by the Company to the officer's account under the Company's 401(k) plan. Amounts attributable to such term life insurance are as follows:

Arthur Winkler
President      1995 $1,777
               1994  1,764
               1993  1,764

William H. Warner
Treasurer, CFO 1995 $1,688
               1994  1,567
               1993  1,458



       The following table indicates options granted during the fiscal year ended June 30, 1995 to each person who served as chief executive officer of ITB during such year and to each ITB executive officer who earned at least $100,000 in compensation during such year:

Option/ Grants in Last Fiscal Year


                           Individual Grants

                                       % of Total
                Number of Securites    Options
                Underlying Options/    Granted to      Exercise
Name            Granted (#)            Employees       or Base
                                       In Fiscal Year  Price     Expiration
                                            (2)                  ($/Share) Date
Arthur Winkler        275,000             58%            $5.88      12/20/99
William H. Warner      75,000             16%            $5.88      12/20/99


                           Potential Realizable Value
                           At Assumed Annual Rates of
                           Stock Price Appreciation
                           For Option Term (1)

Name                       5% ($)         10% ($)
Arthur Winkler             0              0

William H. Warner          0              0

(1) Assumes appreciation at the stated rates in the market price for ITB Common Stock. The options will have no value unless, and then only to the extent that the market price for ITB Common Stock appreciates from the grant date to the exercise date.

(2) Does not include the options granted to purchase 1,000,000 shares of common stock at prices ranging from $12 to $24 to Francis W. Murray, President of ITG.

       The following table indicates the outstanding stock options held at June 30, 1995 by the individuals named in the Summary Compensation Table:


1995 Fiscal Year-End Options
                                                       Value of Unexercised
                         Number of Unexercised Options In-the-Money Options at
       Name              At 1995 Fiscal Year End        6/30/95 (1)
Arthur Winkler              275,000                   $    -0-
William H. Warner            75,000                   $    -0-


(1) The Option exercise price of $5.88 exceeded the last sales price for the Common Stock on June 30, 1995 of $4.75.

Amounts contributed by the Company to the Company's 401(k) plan on behalf of the named executive officer are as follows:

Arthur Winkler
President    1995          $    9,448
             1994               7,863
             1993               7,644



William Warner
Treasurer, CFO   1995      $    5,736
                 1994           5,279
                 1993           5,014


Compensation of Directors

       For the fiscal year ended June 30, 1995, the Company paid $25,000 in directors fees to each of four directors, namely Mr. Quigley, Dr. Dees and Messrs. Fisher, and Riccio.


(B)  Employees Retirement Plan

       During fiscal 1985, the Company adopted an employee retirement and savings profit sharing plan for its non-union employees (as of June 30, 1995 approximately 111) pursuant to Section 401(k) of the Internal Revenue Code. The Company made a contribution with respect to fiscal 1995 and 1994 of $194,949 and $126,159, respectively.

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

(C)  Other Compensation

       See PART III, ITEM 13 - "Certain Relationships and Related Transactions" for information on other related party activity.



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of September 15, 1995, the number of shares of the Company's Common Stock and Series A Preferred Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock and Series A Preferred Stock, by each director owning shares and by all Officers and Directors of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for purposes of computing the percentage ownership of a particular individual, all shares of the Company's Common
Stock or Series A Preferred Stock outstanding as of such date. A convertibility provision with respect to the preferred stock expired on July 31, 1993.

                                     COMMON STOCK

                                     Amount and Nature of
Name and Address of Beneficial Owner Beneficial Ownership    Percent of Class
5% Owners
Robert J. Quigley                    2,909,848 shs (1)(2)     30.5%
Retama Park
P.O. Box 600
San Antonio, TX 78292

Robert E. Brennan                    2,904,016 shs(2)         30.4%
50 Broadway
New York, NY 10004

Ronald J. Riccio                     1,090,731 shs(3)         11.4%
Seton Hall University
Newark, NJ 07102

Other Directors
Joseph K. Fisher                           800 shs             -%
Kerry B. Fitzpatrick                     1,274 shs             -%
Arthur Winkler                             121 shs             -%

All Officers and Directors           4,003,096(1)(2)(3)      41.9%
as a Group                           (4)


                                SERIES A CONVERTIBLE PREFERRED STOCK

                                     Amount and Nature of
Name and Address of Beneficial Owner Beneficial Ownership    Percent of Class
5% Owners
Robert J. Quigley                    0                        0%
Retama Park
P.O. Box 600
San Antonio, TX 78292

Robert E. Brennan                    0                        0%
50 Broadway
New York, NY 10004

Ronald J. Riccio                     0                         0%
Seton Hall University
Newark, NJ 07102

Other Directors
Joseph K. Fisher                     0                        0%
Kerry B. Fitzpatrick                 0                        0%
Arthur Winkler                       0                        0%

All Officers and Directors           0                        0%
as a Group

       (1) Includes 5,830 shares of Common Stock which are owned of record and beneficially by Mr. Quigley.

       (2) Includes 2,904,016 shares of Common Stock owned of record by Robert
E. Brennan. Mr. Brennan has given Mr. Quigley an irrevocable proxy expiring on December 31, 1995 to vote such shares, and has also agreed not to sell, assign, hypothecate, pledge or transfer any of such shares during the period the proxy is in effect without Mr. Quigley's consent.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       A company operated by the family of Kevin Quigley, son of Robert J. Quigley, former President and Director of the Company, maintained the stable area cafeteria and stable area refreshment stand in the recreation hall at Garden State Park making food and beverage service available for purchase by stable employees. Although Kevin Quigley's company made investments in the smallwares and some equipment and paid all direct costs in connection with such operations, it used kitchen equipment permanently installed and owned by Service America at a cost of approximately $445,000, without charge. (Title to this equipment will automatically pass to Garden State Park in the year 2000). These facilities provide three meals per day at prices that are below the outside market prices for the benefit of licensed stable area employees in a restrictive area not opened to the public. These facilities are required to promote good relationships with the horsemen. These operations are customary for racetracks in the industry. The Company believed these arrangements were in its best interest as it believed it was the most economical method to service the stable employees at the track without significant expense or risk to the Company. Effective July 1, 1995, the Company contracted with an unaffiliated party to continue to provide this service following the Quigley family's relocation out of state.

       The Company's wholly owned subsidiary, Olde English Equine Insurance Agency, Inc., which was acquired in 1981, conducted a general insurance agency business specializing in placing equine insurance until it assigned its accounts to a third party insurance agency, Keystone National Companies, Inc. of Cherry Hill, N.J. effective April 20, 1989. In order for Keystone National Companies, Inc. to represent OEEIA, an officer of Keystone National Companies, Inc. must also be an officer or on the Board of Directors of OEEIA.
  Mr. Robert Tanke, of Keystone National Companies, Inc. is currently a member of the Board of Directors of OEEIA. The Company has contracted to receive
 50% of all commission earned on these equine accounts by Keystone. During the past few fiscal years, no equine insurance has been placed through Keystone National Companies, Inc. The Company has contracted through Keystone National Companies, Inc. to purchase general liability insurance,excess liability insurance, athletic participants coverage, workers compensation, automobile damage and garagekeepers liability insurance for Garden State Park and Freehold Raceway as well as corporate insurance.
 The premium amounts associated with this insurance coverage are considered normal in the industry.

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

PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(A) Exhibits

Exhibit                                           Incorporated by
Number      Description of Exhibit                Reference to

9.1     Robert E. Brennan irrevocable proxy
        through December 31, 1996 to Robert J.
        Quigley.

11.1     Computation of Earnings per Share

22     Subsidiaries - The following table indicates the wholly owned subsidiaries of International Thoroughbred Breeders, Inc. and their states of incorporation. All of such subsidiaries are wholly owned.

                                                      State of
                   Name                          Incorporation
International Thoroughbred Breeders
 Management, Inc.                                New Jersey
Olde English Equine Insurance Agency, Inc.       New Jersey
Garden State Race Track, Inc.                    New Jersey
Colonial Racing Club, Inc.                       Pennsylvania
Philadelphia Turf Club, Inc.                     Pennsylvania
International Thoroughbred Gaming
       Development Corporation                   New Jersey
Olde English Management Co, Inc.                 New Jersey
Freehold Racing Association                      New Jersey
Atlantic City Harness, Inc.                      New Jersey
Circa 1850, Inc.                                 New Jersey

27     Financial Data Schedule

(B)  Financial Statements

       Report of independent certified public accountants.

       Consolidated Balance Sheets as of June 30, 1995 and 1994.

       Consolidated Statements of Operations for the Years Ended June 30, 1995, 1994 and 1993.

       Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1995, 1994 and 1993.


       Consolidated Statements of Cash Flows for the Years Ended June 30, 1995, 1994 and 1993.

       Notes to Financial Statements.

       Report of Independent Certified Public Accountants on Supplementary Schedules.

       Supplementary Schedules.

(C)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K with respect to the quarter ended June 30, 1995.




INTERNATIONAL THOROUGHBRED BREEDERS, INC.
            AND SUBSIDIARIES

              EXHIBIT 11.1
       EARNINGS (LOSS) PER SHARE
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                               1995              1994

Average shares outstanding disregarding
  dilutive outstanding stock options,
  and preferred shares during each year        9,551,369         9,547,900

Dilutive stock options based on the
  treasury stock method using the average
  market price since it is higher than
  year end price                               ---               ---

Assumed conversion of
  Series A Convertible Preferred Stock         ---               ---

Shares Outstanding                             9,551,369         9,547,900



Net Income (Loss)                       $      2,398,452 $       2,500,595


Net Income (Loss) per Share             $           0.25 $            0.26



This computation is submitted in accordance with Regulation S-K, Item 601(b)(11)



                                               1993

Average shares outstanding disregarding
  dilutive outstanding stock options,
  and preferred shares during each year        8,950,025

Dilutive stock options based on the
  treasury stock method using the average
  market price since it is higher than
  year end price                               -0-

Assumed conversion of
  Series A Convertible Preferred Stock         ---

Shares Outstanding                             8,950,025



Net Income (Loss)                       $    (29,410,166)


Net Income (Loss) per Share             $          (3.29)


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

Date:  September 22, 1995


By/s/William H. Warner
William H. Warner, Treasurer, Principal
Financial Officer and Accounting Officer

Date:  September 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By/s/Robert E. Brennan                  By/s/Arthur Winkler
Robert E. Brennan, Chairman of          Arthur Winkler, President
the Board and Chief Executive           and Director
 Officer
                                   Date:  September 22, 1995
Date:  September 22, 1995

By/s/Charles R. Dees, Jr.          By/s/Ronald J. Riccio
Charles R. Dees, Jr., Director     Ronald J. Riccio, Director

Date:  September 22, 1995               Date:  September 22, 1995

By/s/Joseph K. Fisher              By/s/Robert J. Quigley
Joseph K. Fisher, Director         Robert J. Quigley, Director

Date:  September 22, 1995          Date:  September 22, 1995

By/s/Kerry B. Fitzpatrick
Kerry B. Fitzpatrick, Director

Date:  September 22, 1995