Form 10-Q
period 1995-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1995-11-09
CIK 320573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
OR

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


APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class                                  Outstanding at November 3, 1995
Common Stock, $ 2.00 par value              9,551,424







      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
      AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS
      AS OF SEPTEMBER 30, 1995 AND JUNE 30, 1995

                                     ASSETS

                                               September 30,
                                                   1995        June 30,
                                               (UNAUDITED)       1995
    CURRENT ASSETS:
      Cash                                   $   5,561,476 $   4,167,811
      Short-Term Investments                     9,606,252     7,633,483
           TOTAL CASH AND CASH EQUIVALENTS      15,167,728    11,801,294

      Restricted Cash and Investments            1,534,047     2,151,411
      Accounts Receivable - Net                  2,564,589     2,285,792
      Prepaid Expenses                             834,643     1,143,007
      Other Current Assets                          28,399        22,795
           TOTAL CURRENT ASSETS                 20,129,406    17,404,299

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
      Land and Buildings                        75,385,172    74,296,090
      Equipment                                  3,692,102     3,666,168
      Livestock                                     17,517        17,517
           TOTAL LAND, BUILDINGS, EQUIPMENT
               AND LIVESTOCK                    79,094,791    77,979,775
    LESS: Accumulated Depreciation               1,895,492     1,570,024
           TOTAL LAND, BUILDINGS, EQUIPMENT
               AND LIVESTOCK  - NET             77,199,299    76,409,751

    OTHER ASSETS:
      Deposits and Other Assets                    388,708       392,531
      Goodwill - Net                             3,234,816     3,262,464
           TOTAL OTHER ASSETS                    3,623,524     3,654,995


    TOTAL ASSETS                             $ 100,952,229 $  97,469,045



    See Notes to Financial Statements.









      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
      AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS
      AS OF SEPTEMBER 30, 1995 AND JUNE 30, 1995

      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30,
                                                   1995        June 30,
                                               (UNAUDITED)       1995
    CURRENT LIABILITIES:
      Accounts Payable and Accrued Expenses $ 8,584,312 $ 6,656,061 Notes and Mortgages Payable -
       Current Portion                           3,258,065     1,341,399
      State Income Taxes Payable                    61,400       115,600
           TOTAL CURRENT LIABILITIES            11,903,777     8,113,060

    DEFERRED INCOME                              2,514,100     1,550,451


    NOTES AND MORTGAGES PAYABLE -
      Long Term Portion                         14,478,331    15,599,097


    COMMITMENTS AND CONTINGENCIES                        0             0

    SHAREHOLDERS' EQUITY:
      Series A (Convertible) Preferred Stock
        $100.00 Par Value,
        Authorized 500,000 Shares, Issued and
        Outstanding, 362,453 and 362,450
        Shares Respectively                     36,245,275    36,244,975
      Common Stock $2.00 Par Value, Authorized
        25,000,000 Shares,
        Issued and Outstanding, 9,551,421 and
        9,551,386 Shares, Respectively          19,102,841    19,102,771
      Capital in Excess of Par                  11,959,273    11,959,643
      Retained Earnings (subsequent to
         June 30, 1993, date of quasi-
         reorganization, total deficit
         eliminated $102,729,936)                4,748,632     4,899,048
           TOTAL SHAREHOLDERS' EQUITY           72,056,021    72,206,437

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 100,952,229 $  97,469,045



    See Notes to Financial Statements.









    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                 AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                   (UNAUDITED)


                                                 Preferred
                                                 Number of
                                                   Shares        Amount
    BALANCE - JUNE 30, 1995                         362,450 $  36,244,975

    Shares Issued for Fractional Exchanges
    With Respect to the One-for-twenty
    Reverse Stock Split effected
    on March 13, 1992                                    35            70
    Net Loss for the Three Months Ended
    September 30, 1995                                  ---           ---

    BALANCE - SEPTEMBER 30, 1995                    362,453 $  36,245,275


                                                   Common
                                                 Number of
                                                   Shares        Amount
    BALANCE - JUNE 30, 1995                       9,551,386 $  19,102,771

    Shares Issued for Fractional Exchanges
    With Respect to the One-for-twenty
    Reverse Stock Split effected
    on March 13, 1992                                     3           300
    Net Loss for the Three Months Ended
    September 30, 1995                                  ---           ---

    BALANCE - SEPTEMBER 30, 1995                  9,551,421 $  19,102,841


                                                  Capital
                                                 in Excess      Retained
                                                   of Par       Earnings
    BALANCE - JUNE 30, 1995                   $  11,959,643 $   4,899,048

    Shares Issued for Fractional Exchanges
    With Respect to the One-for-twenty
    Reverse Stock Split effected
    on March 13, 1992                                  (370)          ---
    Net Loss for the Three Months Ended
    September 30, 1995                                  ---      (150,416)

    BALANCE - SEPTEMBER 30, 1995              $  11,959,273 $   4,748,632


                                                   Total
    BALANCE - JUNE 30, 1995                   $  72,206,437

    Shares Issued for Fractional Exchanges
    With Respect to the One-for-twenty
    Reverse Stock Split effected
    on March 13, 1992                                   ---
    Net Loss for the Three Months Ended
    September 30, 1995                             (150,416)

    BALANCE - SEPTEMBER 30, 1995              $  72,056,021


    See Notes to Financial Statements.









      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
      AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
      (UNAUDITED)



                                                  Three Months Ended
                                               September 30, September 30
                                                   1995          1994
    REVENUES:
      Revenue from Operations                $  13,562,753 $   7,094,007
      Investment Income                            192,365       492,207
         TOTAL REVENUES                         13,755,118     7,586,214

    EXPENSES:
      Cost of Revenues                           3,678,809     1,278,377
      Operating Expenses                         7,454,597     4,632,252
      Depreciation & Amortization                  354,615       142,330
      General & Administrative Expenses          2,101,294     1,486,644
      Interest Expense                             285,419             0
         TOTAL EXPENSES                         13,874,734     7,539,603


    INCOME (LOSS) FROM OPERATIONS BEFORE TAXES    (119,616)       46,611

      Income Tax Expense                            30,800             0


    NET INCOME (LOSS)                        $    (150,416)$      46,611


    NET INCOME (LOSS) PER SHARE              $       (0.02)$        0.00


    See Notes to Financial Statements.









    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
    (UNAUDITED)


                                                     Three Months Ended
    INCREASE (DECREASE) IN CASH AND               September 30, September 30
           CASH EQUIVALENTS                           1995          1994

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers                $  14,242,608 $   7,471,639
    Cash Paid to Suppliers and Employees          (11,003,376)   (6,868,715)
    Interest Received                                 125,135       190,674
    Interest Paid                                     (85,487)            0
    Cash Used to Purchase Trading Securities         (300,000)            0
    Cash Received from Sale of Trading Securities      67,485       900,000
    Change in Restricted Cash & Investments           617,364       102,697
    NET CASH PROVIDED BY OPERATIONS                 3,663,728     1,796,295

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Livestock                     5,000             0
    Proceeds from Sale of Equipment                         0         7,000
    Capital Expenditures                             (147,043)     (140,826)
    (Increase) Decrease in Other Investment
    Activity                                           23,848         1,892

    NET CASH USED BY INVESTING ACTIVITIES            (118,195)     (131,934)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments on Long Term Notes            (179,100)      (25,000)

    NET CASH USED BY FINANCING ACTIVITIES            (179,100)      (25,000)

    NET INCREASE  IN CASH AND CASH EQUIVALENTS      3,366,434     1,639,361

    CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                              11,801,294    16,076,091

    CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                           $  15,167,728 $  17,715,451






    Supplemental Schedule of Non-Cash Investing and Financing Activities:
    During the three months ended September 30, 1995, Land and Improvements at a total cost of $975,000 was financed through Long Term Notes.
    During the three months ended September 30, 1995, the Company recorded an unrealized holding gain of $50,000 on trading securities.


    See Notes to Financial Statements.




INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(1)  OPINION OF MANAGEMENT

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1995.

(2)  NOTES AND MORTGAGES PAYABLE

     ( A ) On February 2, 1995, the Company entered into an agreement with the former owner of Freehold Raceway whereby the $12.5 million balance of the purchase price of the Freehold Raceway was financed by an eight year promissory note at 80% of the prevailing prime rate, adjusted on each anniversary date, not to exceed 6%. Yearly principal and interest payments during the first five (5) years commencing January 31, 1996 shall be paid based upon a twenty (20) year principal amortization schedule. During each of the next three (3) years, commencing January 21, 2001, yearly principal and interest payments shall be based upon a ten (10) year amortization schedule. On December 31, 2003, the entire unpaid principal balance, together with any accrued interest, becomes due and payable. At January 31, 1995, the prime rate was 8.5%, therefore interest due on the note for the first year shall be calculated at 6%. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral. At September 30, 1995, $625,000 of the principal balance was classified as short term and $11,875,000 was classified as long term.

     ( B ) On February 2, 1995, the Company and the seller of Freehold Raceway each advanced to Freehold Raceway $2,584,549 to retire the $5.2 million existing debt on Freehold Raceway. The seller and ITB received from Freehold Raceway promissory notes evidencing the indebtedness secured by mortgages on the racetrack property and other collateral. Equal monthly principal installments of $18,750 beginning on March 1, 1995 shall be paid to the seller together with accrued interest. Interest shall be calculated at 80% of the prime rate at January 31 of each year. The first year interest payments shall be calculated at 6.8%. At September 30, 1995, $225,000 of the principal balance was classified as short term and $2,209,549 was classified as long term.

     ( C ) On August 24, 1994, Freehold Raceway renewed a two (2) year note payable to Marine Midland Bank in the amount of $2,345,000. Twenty three principal payments of $40,000 are to be paid monthly together with interest calculated at the prime rate computed on the basis of a 360 day year for the actual number of days elapsed. On August 20, 1996, the entire unpaid principal balance, scheduled to be $1,405,000 if no extension is negotiated, together with any accrued interest, becomes due and payable. At September 30, 1995, $1,805,000 of the principal balance was classified as short term. The Company is in the process of negotiating a refinancing of this note.

     (D) On July 21, 1995, Freehold Raceway completed the purchase of a 4.659 acre section of land, previously leased for parking space, from an unrelated party. The purchase price was $975,000 with $400,000 plus accrued interest of $6,720 to be paid in cash on January 2, 1996 and the balance financed by a three year $575,000 note at an eight percent per annum rate. The note, secured by a purchase money mortgage on the land, is payable in three yearly principal installments of $191,666 commencing July 31, 1996 plus accrued interest. At September 30, 1995, $591,666 of the principal balance was classified as short term and $383,334 was classified as long term.

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

     When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from a quasi-reorganization of the Company's assets effective June 30, 1993, will be excluded from the results of operations and credited to paid in capital.

     Freehold Raceway incurred a state income tax liability for the three months ended September 30, 1995 and does not have the benefit of any state income tax loss carryforwards to offset this liability. A provision of $30,800 was made for this liability.

A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:


                                        Three Months ended September 30,

                                               1995           1994
Income Taxes at the Federal Statutory Rate   $0             $7,000
Utilization of Tax Depreciation               0             (7,000)
State Income Tax - Net of
     Federal Tax Benefit                      30,800         0
Provisions for Income Taxes                  $30,800        $0

     At June 30, 1993, the Company went through a quasi-reorganization in accordance with generally accepted accounting principles. The effect of the quasi-reorganization was to decrease asset values for financial reporting, but not for Federal income tax purposes. Accordingly, depreciation expense for Federal income tax purposes continues to be based on amounts that do not reflect the accounting quasi-reorganization.

     The Company has a net operating loss carryforward of approximately $166,650,000 at September 30, 1995, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset is offset by an allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

(4)  COMMITMENTS AND CONTINGENCIES

     The Company's  wholly owned subsidiary, International Thoroughbred
Gaming Development Corporation (ITG), is responsible for implementing the development of casino gaming business opportunities. In addition to the funds expended during the last two fiscal years of approximately $1,150,000 the Company is committed to approximately $900,000 in expenses, related to the development of the above described project and other casino gaming business opportunities. The Company's financial commitment could increase if circumstances warrant.

(5)  INVESTMENT INCOME

     Investment income consists of interest income and realized and unrealized gains on trading securities. In computing the realized gain, cost was determined under the specific identification method.

     Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year.

     Investment income for the three months ended September 30, 1995 includes an unrealized holding gain of $50,000 on trading securities. For the three months ended September 30, 1994, there were no unrealized holding gains or losses. Interest income for the three months ended September 30, 1995 and 1994 was $142,365 and $492,207, respectively.

(6)  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

(7)  NET INCOME (LOSS) PER SHARE

     Net Income (loss) per share for the three months ended September 30, 1995 and 1994 is computed on the weighted average number of shares outstanding. The conversion period for the Convertible Preferred Stock concluded as of July 31, 1993, therefore the Convertible Preferred Stock has not been included in the computations. The number of shares used in the computations were 9,551,394 and 9,551,301 at September 30, 1995 and 1994, respectively.

(8)  PRO FORMA INFORMATION

     On February 2, 1995, ITB completed the purchase of all of the outstanding stock of Freehold Racing Association ("FRA") and Atlantic City Harness, Inc., ("ACH") the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company, (herein and after collectively referred to as Freehold Raceway) from an unrelated party.

     The following unaudited pro forma combined results of operations for the three months ended September 30, 1994 account for the acquisition as if it had occurred on July 1, 1994. The pro forma results give effect to depreciation of fixed assets purchased, amortization of goodwill, and interest expense.

                           Pro Forma Combined Results of Operations
                            For The Three Months Ended September 30,
                                        1994

Total Revenues                        $13,599,575
Net Earnings (Loss)                       221,020
Net Earnings (Loss)
    Per Common Share                        $0.02
Weighted Average Number of
     Shares Outstanding                 9,551,301


     These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

(9)  NEW AUTHORITATIVE PRONOUNCEMENTS

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

(10) SUBSEQUENT EVENTS

     On November 2, 1995, Robert E. Brennan resigned as Chairman of the Board and Chief Executive Officer of the Company. Mr. Brennan resigned these positions at the urging of the Company's Board of Directors based on actions taken by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state. The New Jersey Division of Gaming Enforcement filed a complaint with the New Jersey Casino Control Commission seeking to prohibit the Company's two racetracks, Garden State Park ("Garden State") and Freehold Raceway ("Freehold") from conducting industry business with any casino licensees. Garden State and Freehold currently receive revenues from parimutuel wagering on races, including their own, simulcast to certain of the Atlantic City casinos. The Division based its complaint on the fact that Mr. Brennan, who is also a principal shareholder of the Company, had been found in a June 1995 decision by Judge Richard Owen of the United States District Court for the Southern District of New York to be "liable for violating federal securities laws in the years 1982 to 1985." None of the alleged securities law violations involved the Company, its securities, or its operations. The Division claimed that Mr. Brennan's participation in the Company's racetrack subsidiaries "would be inimical to the policies of the Casino Control Act" and according to the Division, this disqualified him and the Company's two New Jersey racetracks from continued licensure with the Casino Control Commission. Mr. Brennan has denied committing any violations of the federal securities laws and is currently appealing Judge Owen's decision.

     The Division subsequently indicated a willingness to seek to resolve the complaint provided that Mr. Brennan resign as Chairman of the Board and a director of the Company and provided further that Mr. Brennan enter into an agreement which would place his approximately 30% of the outstanding shares of the Company's common stock into an irrevocable dispositive trust, which would provide for the liquidation of all such shares if the United States Court of Appeals for the Second Circuit affirms Judge Owen's decision.

     The Company was also advised by the New Jersey Racing Commission, which annually grants permits for the conduct of parimutuel racing at Garden State and Freehold, that the Racing Commission is considering the issuance of a Notice of Intention to suspend or revoke the permits held by Garden State and Freehold based on Judge Owen's decision. At a subsequent meeting, a representative of the Racing Commission indicated that the previously described proposed resolution by the Division regarding Mr. Brennan would be presented to the Racing Commission for its consideration. The Racing Commission is currently engaged in discussions with the Company and with Mr. Brennan seeking to resolve this matter.

     George E. Norcross III and Roger Bodman have been elected to the Company's Board of Directors filling the vacancies created by the resignation of Mr. Brennan and an earlier unrelated resignation of another board member and Robert J. Quigley has been elected to serve the balance of Mr. Brennan's term as Chairman of the Board.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


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


Review Report of Independent Accountant's

The Board of Directors and Shareholders

International Thoroughbred Breeders, Inc.


     We have reviewed the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc., and subsidiaries as of September 30, 1995, and the related consolidated statement of shareholders' equity for the three month period then ended, and the consolidated statements of operations, and cash flows for the three month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 25, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


MORTENSON AND ASSOCIATES, P.C.
Certified Public Accountants



Cranford, New Jersey
October 27, 1995
[Except for Note 10
as to which the date is
November 8, 1995.]

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 1995


OPERATIONS

     Total revenues for the three months ended September 30, 1995 and 1994 were $13,755,118 and $7,586,214 respectively. This increase of approximately 81% is primarily the net result of the purchase of Freehold Raceway in January, 1995, which significantly increased racetrack revenues.

     For the first quarter of fiscal 1996, the Company realized a loss from operations of $119,616 as compared to income of $46,611 for the corresponding year. The change of $166,227 from net income to net loss for the three months ended September 30, 1995 primarily resulted from: 1) the net increased income generated by the purchase of Freehold Raceway; reduced by 2) a decrease in net income generated by Garden State Park; and 3) interest expense of $285,419 associated with the mortgages on Freehold Raceway.

     Depreciation expense for the quarters ended September 30, 1995 and 1994 was $354,615 and $142,230, respectively, reflecting a $212,285 increase during comparable periods primarily associated with the purchase of Freehold Raceway.

Garden State Park:

     During the three months ended September 30, 1995, Garden State Park's revenue decreased $729,475 or 10%, from $7,125,039 to $6,395,564 for the corresponding three month periods in fiscal 1995, primarily reflecting the net effect of: 1) a decrease in revenues generated from live racing and simulcasting to and from other New Jersey tracks; partially offset by 2) increased revenues generated by the simulcasting of Garden State Park's live races to out-of-state racetracks and casinos. Expenses before interest due to parent decreased $499,885 or 7% for the three months ending September 30, 1995 when compared to the same period last year primarily reflecting an overall cost reduction program in effect. Garden State Park experienced at its current live Harness Meet an 8% decrease in average daily handle during the first quarter of fiscal 1996 as compared to the first quarter of fiscal
1995.   As a result of the decreased revenues and expenses, Garden State Park realized income from operations, before interest due the parent company, of $66,313 as compared to income of $295,903 in the same quarter last fiscal year.

     Garden State Park's 1995 Standardbred (Harness) Racing Meet began September 8, 1995 and is scheduled to run 53 dates on a four night per week basis until December 9, 1995.

     On-track wagering during the current Harness Meet, through September 30th, averaged $207,620 over 14 dates of live racing. During the 1994 Harness Meet in the same quarter of fiscal 1995, on-track wagering averaged $225,754 over 15 dates of live racing.







    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
           AND SUBSIDIARIES

    MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
    AND RESULTS OF OPERATIONS
    FOR THE QUARTER ENDED SEPTEMBER 30, 1995




         The following summarizes the average handle associated with the simulcast activity at Garden State Park during the first three months of fiscal 1996 and fiscal 1995.




                                    July 1 thru  September 30,

                                           FISCAL 1996
                                        Number     Average
                                       of Days      Handle
    SIMULCAST OF GARDEN STATE
    PARK RACES TO:

    In-State Tracks and Casinos    (S)      14 $     432,086
    Out-Of-State Tracks            (S)      14       846,257


    SIMULCAST OF RACES TO GARDEN
    STATE PARK  FROM:

    Monmouth Park                  (T)      48 $      70,985
    Atlantic City Racetrack        (T)      38        46,048
    The Meadowlands                (T)      20        82,152
    Freehold Racetrack             (S)      36        30,963
    The Meadowlands                (S)      31        78,870
    Out-Of-State Tracks           (T,S)     92       217,568

      T=Thoroughbred Races          S=Standardbred (Harness) Races


                                     July 1 thru  September 30,

                                           FISCAL 1995
                                        Number     Average
                                       of Days      Handle
    SIMULCAST OF GARDEN STATE
    PARK RACES TO:

    In-State Tracks and Casinos    (S)      15 $     473,308
    Out-Of-State Tracks            (S)      15       658,532


    SIMULCAST OF RACES TO GARDEN
    STATE PARK  FROM:

    Monmouth Park                  (T)      49 $      86,378
    Atlantic City Racetrack        (T)      40        69,464
    The Meadowlands                (T)      19       101,305
    Freehold Racetrack             (S)      38        36,086
    The Meadowlands                (S)      31       101,713
    Out-Of-State Tracks           (T,S)     92       202,589

      T=Thoroughbred Races          S=Standardbred (Harness) Races





Freehold Raceway:

     The Company completed the outstanding stock acquisition of Freehold Racing Association, Inc. ("FRA") and Atlantic City Harness, Inc., ("ACH") the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company to be effective for operations as of January 1, 1995. Revenues and expenses of Freehold Raceway for the three month period ended September 30, 1995 were $7,169,350 and $6,383,281 respectively. Freehold Raceway realized net income of $786,069 for the three months ended September 30, 1995.

     The following tables compare the results of operations of Freehold Raceway for the three month periods under appropriate ownership. No assurances can be given that the prior results of operations are indicative of the results which actually would have occurred had the acquisition been made on July 1, 1994 or subsequent to that date.


                              Three Months Ended September 30,

                         1995                1994
                         Freehold under ITB  Freehold Under
                         Ownership           Prior Ownership

Revenues                 $7,169,350               $6,299,761
Expenses                  6,383,281                5,803,455
Income
  Before Taxes
  and Interest            $ 786,069                 $496,306


     Revenues have increased primarily as a result of an increase in the number and popularity of the simulcast signals received from out-of-state racetracks. Expenses have increased primarily as a result of the increased costs associated with the increased number of the simulcast signals received. Net income has increased primarily as a result of the net effect of increased revenues and expenses.

     During Fiscal 1996, Freehold Raceway will race under two separate identities. FRA will race 101 days from August 17, 1995 thru December 30, 1995. ACH has applied to the New Jersey Racing Commission to race 112 days from January 1, 1996 through June 1, 1996.

     The following table summarizes the average live on-track handle for the three month fiscal period.

                    FISCAL 1996              FISCAL 1995

                   Number      Average       Number    Average
                   of Days     Handle        Of Days   Handle

FRA - July 1 thru
Sept. 30(3 Months)    36    $ 308,624       38        $ 335,476








    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
              AND SUBSIDIARIES

    MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
    AND RESULTS OF OPERATIONS
    FOR THE QUARTER ENDED SEPTEMBER 30, 1995




         The following summarizes the average handle associated with the simulcast activity at Freehold Raceway during the three months ended September 30, 1995 and 1994.




                                             July 1 thru  September 30,

                                                    FISCAL 1996
                                                 Number     Average
                                                of Days      Handle
    SIMULCAST OF FREEHOLD
    RACEWAY RACES TO:

    In-State Tracks and Casinos            (S)       36 $     185,215
    Out-Of-State Tracks                    (S)       36       401,418


    SIMULCAST OF RACES TO
    FREEHOLD RACEWAY FROM:

    Atlantic City Racetrack                (T)       38 $      37,932
    The Meadowlands                        (T)       20        54,932
    Garden State Park                      (S)       14        82,474
    The Meadowlands                        (S)       30       154,363
    Out-Of-State Tracks                   (T,S)      81       173,991

           T=Thoroughbred Races          S=Standardbred (Harness) Race


                                             July 1 thru  September 30,

                                                    FISCAL 1995
                                                 Number     Average
                                                of Days      Handle
    SIMULCAST OF FREEHOLD
    RACEWAY RACES TO:

    In-State Tracks and Casinos            (S)       38 $     197,726
    Out-Of-State Tracks                    (S)       38       296,850


    SIMULCAST OF RACES TO
    FREEHOLD RACEWAY FROM:

    Atlantic City Racetrack                (T)       38 $      54,072
    The Meadowlands                        (T)       20        60,179
    Garden State Park                      (S)       16        82,080
    The Meadowlands                        (S)       28       155,632
    Out-Of-State Tracks                   (T,S)      80       136,951

           T=Thoroughbred Races          S=Standardbred (Harness) Race




LIQUIDITY AND FINANCIAL RESOURCES

     The Company's working capital as of September 30, 1995 was $8,225,629 which represents a decrease of $9,070,029 from the first quarter of fiscal 1995. The decrease from September 30, 1994 is primarily the net result of: 1) the utilization of approximately $7,900,000 in cash associated with the purchase of Freehold racetrack; 2) a decrease of $1,566,542 as a result of the effect on the Company's working capital of current liabilities exceeding current assets for the Freehold Raceway operation at September 30, 1995; and
3) increased cash flows from operations. Working capital decreased $1,065,609 from June 30, 1995 primarily as a result of: 1) the reclassification of $1,325,000 from long term notes payable to current (See Note 1-C); 2) an increase in short term debt as a result of the purchase of land at Freehold Raceway (See Note 2-D); partially offset by 3) increased cash flows from operations.

     The Company is committed to a minimum of $900,000 in additional expenses related to the pursuit of casino development and other related projects. A money mortgage note previously executed by Freehold Raceway has a balloon payment of $1,405,000 due on August 20, 1996 if no extension is negotiated. (See Note 1-B)

INFLATION

     To date, inflation has not had a material effect on the Company's operations.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES


Part II

OTHER INFORMATION


Item 6.

     The Company did not file any reports on 8-K with respect to the quarter ended September 30, 1995.



INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




INTERNATIONAL THOROUGHBRED BREEDERS, INC.


/s/Arthur Winkler
President and Director
November 8, 1995


/s/William H. Warner
Treasurer, Principal Financial and
Accounting Officer
November 8, 1995