Form 10-Q
period 1995-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1996-02-08
CIK 320573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
to

Commission file number  0-9624


International Thoroughbred Breeders, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

22-2332039
(I.R.S. Employer Identification No.)

P.O. Box 1232, Cherry Hill, New Jersey  08034
(Address of principal executive offices, Zip Code)

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

Class                     Outstanding at February 2, 1996
Common Stock,                  11,451,445 Shares
$ 2.00 par value





INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND JUNE 30, 1995

                    ASSETS

                                              December 31,
                                                  1995        June 30,
                                              (UNAUDITED)       1995
CURRENT ASSETS:
Cash                                        $   3,338,022 $   4,167,811
Short-Term Investments                         15,759,747     7,633,483
     TOTAL CASH AND CASH EQUIVALENTS           19,097,769    11,801,294

Restricted Cash and Investments                   417,137     2,151,411
Accounts Receivable - Net                       3,319,527     2,285,792
Prepaid Expenses                                  517,559     1,143,007
Other Current Assets                               26,133        22,795
     TOTAL CURRENT ASSETS                      23,378,125    17,404,299

LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
Land and Buildings                             75,416,206    74,296,090
Construction In Progress                          858,720             0
Equipment                                       3,911,937     3,666,168
Livestock                                          17,517        17,517
     TOTAL LAND, BUILDINGS, EQUIPMENT
         AND LIVESTOCK                         80,204,380    77,979,775
LESS: Accumulated Depreciation                  2,238,419     1,570,024
     TOTAL LAND, BUILDINGS, EQUIPMENT
         AND LIVESTOCK  - NET                  77,965,961    76,409,751

OTHER ASSETS:
Deposits and Other Assets                         386,495       392,531
Goodwill - Net                                  3,207,168     3,262,464
     TOTAL OTHER ASSETS                         3,593,663     3,654,995


TOTAL ASSETS                                $ 104,937,749 $  97,469,045

See Notes to Financial Statements.







INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND JUNE 30, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  December 31,
                                                      1995        June 30,
                                                  (UNAUDITED)       1995
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses           $   7,113,243 $   6,656,061
Notes and Mortgages Payable - Current Portion       3,211,421     1,341,399
State Income Taxes Payable                             81,294       115,600
     TOTAL CURRENT LIABILITIES                     10,405,958     8,113,060

DEFERRED INCOME                                     1,618,561     1,550,451


NOTES AND MORTGAGES PAYABLE
       Long Term Portion                           14,411,632    15,599,097


COMMITMENTS AND CONTINGENCIES                               0             0

SHAREHOLDERS' EQUITY:
Series A (Convertible) Preferred Stock $100.00
  Par Value,
  Authorized 500,000 Shares, Issued and
  Outstanding,
  362,461 and 362,450 Shares, Respectively         36,246,075    36,244,975
Common Stock $2.00 Par Value, Authorized
  25,000,000 Shares,
  Issued and Outstanding, 11,451,453 and
  9,551,386 Shares, Respectively                   22,902,905    19,102,771
Capital in Excess of Par                           13,596,570    11,959,643
Retained Earnings (subsequent to June 30, 1993,
  date of quasi-reorganization,
  total deficit eliminated $102,729,936)            5,756,048     4,899,048
     TOTAL SHAREHOLDERS' EQUITY                    78,501,598    72,206,437

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 104,937,749 $  97,469,045



See Notes to Financial Statements.









      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                  AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
     FOR THE SIX MONTHS ENDED DECEMBER 31, 1995
                     (UNAUDITED)


                                                    Preferred
                                                    Number of
                                                     Shares       Amount

    BALANCE - JUNE 30, 1995                           362,450 $ 36,244,975

    Common Stock Shares Issued                            ---          ---
    Shares Issued for Fractional Exchanges
    With Respect to the
    One-for-twenty Reverse Stock Split effected
    on March 13, 1992                                      11        1,100
    Net Income for the Six Months Ended
    December 31, 1995                                     ---          ---

    BALANCE - DECEMBER 31, 1995                       362,461 $ 36,246,075

                                                     Common
                                                    Number of
                                                     Shares       Amount

    BALANCE - JUNE 30, 1995                         9,551,386 $ 19,102,771

    Common Stock Shares Issued                      1,900,000    3,800,000
    Shares Issued for Fractional Exchanges
    With Respect to the
    One-for-twenty Reverse Stock Split effected
    on March 13, 1992                                      67          134
    Net Income for the Six Months Ended
    December 31, 1995                                     ---          ---

    BALANCE - DECEMBER 31, 1995                    11,451,453 $ 22,902,905

                                                     Capital
                                                    in Excess    Retained
                                                     of Par      Earnings

    BALANCE - JUNE 30, 1995                      $ 11,959,643 $  4,899,048

    Common Stock Shares Issued                      1,638,162          ---
    Shares Issued for Fractional Exchanges
    With Respect to the
    One-for-twenty Reverse Stock Split effected
    on March 13, 1992                                  (1,234)         ---
    Net Income for the Six Months Ended
    December 31, 1995                                     ---      857,000

    BALANCE - DECEMBER 31, 1995                  $ 13,596,570 $  5,756,048


                                                      Total

    BALANCE - JUNE 30, 1995                      $ 72,206,437

    Common Stock Shares Issued                      5,438,162
    Shares Issued for Fractional Exchanges
    With Respect to the
    One-for-twenty Reverse Stock Split effected
    on March 13, 1992                                     ---
    Net Income for the Six Months Ended
    December 31, 1995                                 857,000

    BALANCE - DECEMBER 31, 1995                  $ 78,501,598

    See Notes to Financial Statements.







INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(UNAUDITED)


                                                Three Months Ended
                                                December 31,
                                                    1995          1994
REVENUES:
Revenue from Operations                       $  20,586,034 $  10,516,821
Investment Income                                   (88,735)      210,496
   TOTAL REVENUES                                20,497,299    10,727,317

EXPENSES:
Cost of Revenues                                  7,529,308     3,234,960
Operating Expenses                                9,502,444     5,667,763
Depreciation & Amortization                         375,641       144,156
General & Administrative Expenses                 1,707,781     1,322,572
Interest Expense                                    283,234             0
   TOTAL EXPENSES                                19,398,408    10,369,451


INCOME  FROM OPERATIONS
  BEFORE TAXES                                    1,098,891       357,866

  Income Tax Expense                                 91,475             0


NET INCOME                                    $   1,007,416 $     357,866


NET INCOME  PER SHARE                         $        0.10 $        0.04

                                                Six Months Ended
                                                December 31,
                                                    1995          1994
REVENUES:
Revenue from Operations                       $  34,148,787 $  17,610,828
Investment Income                                   103,630       702,703
   TOTAL REVENUES                                34,252,417    18,313,531

EXPENSES:
Cost of Revenues                                 11,208,117     4,513,337
Operating Expenses                               16,957,041    10,300,015
Depreciation & Amortization                         730,256       286,486
General & Administrative Expenses                 3,809,075     2,809,216
Interest Expense                                    568,653             0
   TOTAL EXPENSES                                33,273,142    17,909,054


INCOME  FROM OPERATIONS
  BEFORE TAXES                                      979,275       404,477

  Income Tax Expense                                122,275             0

NET INCOME                                    $     857,000 $     404,477


NET INCOME  PER SHARE                         $        0.09 $        0.04

See Notes to Financial Statements.









    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
    (UNAUDITED)


                                                            Six Months End
                                                            December 31,
    INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                            1995
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers                      $  33,178,162
        Cash Paid to Suppliers and Employees                (30,709,591)
        Interest Received                                       216,152
        Interest Paid                                          (166,233)
        Cash Used to Purchase Trading Securities               (300,000)
        Cash Received from Sale of Trading Securities            67,485
        Change in Restricted Cash & Investments               1,734,274
    NET CASH PROVIDED BY OPERATIONS                           4,020,249

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                           5,000
        Proceeds from Sale of Equipment                               0
        Payment on Option to Purchase Freehold Racetrack              0
        Capital Expenditures                                 (1,793,677)
       (Increase) Decrease in Other Investment Activity          (7,314)

    NET CASH USED BY INVESTING ACTIVITIES                    (1,795,991)

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of Common Stock                                  5,438,162
        Principal Payments on Long Term Notes                  (365,944)

    NET CASH USED BY FINANCING ACTIVITIES                     5,072,217

    NET INCREASE  IN CASH AND CASH EQUIVALENTS                7,296,475

          CASH AND CASH EQUIVALENTS AT
             BEGINNING OF YEAR                               11,801,294

          CASH AND CASH EQUIVALENTS AT
             END OF THE PERIOD                            $  19,097,769



    Supplemental Schedule of Non-Cash Investing and Financing Activities During the six months ended December 31, 1995, Land and Improvements at a total cost of $975,000 was financed through Long Term Note. During the six months ended December 31, 1995, the Company recorded an unrealized holding loss of $180,000 on trading securities.


    See Notes to Financial Statements.



                                                            Six Months End
                                                            December 31,
    INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                            1994
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash Received from Customers                      $  17,114,809
        Cash Paid to Suppliers and Employees                (19,586,605)
        Interest Received                                       406,725
        Interest Paid                                                 0
        Cash Used to Purchase Trading Securities                      0
        Cash Received from Sale of Trading Securities           900,000
        Change in Restricted Cash & Investments               2,420,848
    NET CASH PROVIDED BY OPERATIONS                           1,255,777

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from Sale of Livestock                         178,359
        Proceeds from Sale of Equipment                           8,500
        Payment on Option to Purchase Freehold Racetrack     (1,150,000)
        Capital Expenditures                                   (313,772)
       (Increase) Decrease in Other Investment Activity          (7,572)

    NET CASH USED BY INVESTING ACTIVITIES                    (1,284,485)

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Sale of Common Stock                                          0
        Principal Payments on Long Term Notes                   (25,000)

    NET CASH USED BY FINANCING ACTIVITIES                       (25,000)

    NET INCREASE  IN CASH AND CASH EQUIVALENTS                  (53,708)

          CASH AND CASH EQUIVALENTS AT
             BEGINNING OF YEAR                               16,076,091

          CASH AND CASH EQUIVALENTS AT
             END OF THE PERIOD                            $  16,022,382



    Supplemental Schedule of Non-Cash Investing and Financing Activities During the six months ended December 31, 1995, Land and Improvements at a total cost of $975,000 was financed through Long Term Note During the six months ended December 31, 1995, the Company recorded an unrealized holding loss of $180,000 on trading securities.


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

     (C) Allowance for Bad Debts - The Company recognizes bad debts on the allowance method. Bad debt allowance at December 31, 1995 was $20,000.

     (D) Construction in Progress - Construction in progress represents development costs in conjunction with the acquisition of the El Rancho Hotel and Casino (See Note 11) which the Company defers such as legal and consulting fees, license applications and land acquisitions incurred for prospective gaming projects. Such costs totaling $858,720 are included in construction in progress in the accompanying consolidated balance sheet at December 31, 1995. It is anticipated that these costs will be expensed assuming the opening of a casino on the premises which is tentatively scheduled for sometime in 1998.

     (E) Goodwill - Goodwill is the excess of the cost of acquired net assets over their fair value. It is being amortized over 30 years under the straight line method. Accumulated amortization at December 31, 1995 is $390,461.

     Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by analyzing the projected undiscounted cash flow from related operations.

     (F) Revenue Recognition - The Company recognizes the revenues associated with horse racing at Garden State Park and Freehold Raceway as they are earned. Costs and expenses associated with horse racing revenues are charged against income in those periods in which the horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. Deferred income primarily consists of prepaid purse income.

     (G) Deferred Income Taxes - Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

     (H) Cash Flows - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     (I) Concentrations of Credit Risk - As of December 31, 1995, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and receivables arising primarily from event planning customers whose credit is routinely evaluated. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

(2)  OPINION OF MANAGEMENT

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1995.

(3)  NOTES AND MORTGAGES PAYABLE

     The following table summarizes the outstanding notes and mortgages payable with regard to the purchase of Freehold
Raceway:

                              December 31, 1995
               Interest %          Current        Long-Term
Mortgage       80% of Prime          $625,000       $11,875,000
               (not to exceed 6%)

Mortgage       80% of Prime           225,000         2,153,299
Note           Prime                1,685,000                 0

Totals                             $2,535,000       $14,028,299

On July 21, 1995, Freehold Raceway completed the purchase of a
4.659 acre section of land, previously leased for parking space, from an unrelated party. The purchase price was $975,000 with $400,000 plus accrued interest to be paid in cash on January 2, 1996 and the balance financed by a three year $575,000 note at an eight percent per annum rate. The note, secured by a purchase money mortgage on the land, is payable in three yearly principal installments of $191,666 commencing July 31, 1996 plus accrued interest. At December 31, 1995, $591,666 of the principal balance was classified as short term and $383,334 was classified as long term.


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

     Freehold Raceway incurred a state income tax liability for the three and six months ended December 31, 1995 and does not have the benefit of any state income tax loss carryforwards to offset this liability. A provision of $91,475 and $122,275 was made for the respective three and six month periods for this liability.

     A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:

                              Three Months Ended December 31,
                                   1995                1994

Income Taxes at
the Federal Statutory Rate         $373,623       $121,674

Utilization of Tax
Depreciation                       (373,623)      (121,674)

State Income Tax -
Net of Federal Tax
Benefit                              91,475              0

Provisions of Income Taxes          $91,475             $0

                                 Six Months Ended December 31,
                                   1995                1994
Income Taxes at
the Federal Statutory Rate           $332,953          $137,522

Utilization of Tax
Depreciation                         (332,953)         (137,522)

State Income Tax -
Net of Federal Tax
Benefit                               122,275                 0

Provisions of Income Taxes           $122,275                $0

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

     The Company has a net operating loss carryforward of approximately $165,000,000 at December 31, 1995, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset is offset by an allowance of the same amount pursuant to SFAS No.
109. Accordingly, no deferred tax asset is reflected in these financial statements.

(5)  COMMITMENTS AND CONTINGENCIES

     The Company's wholly owned subsidiary, International Thoroughbred Gaming Development Corporation (ITG), is responsible for implementing the development of casino gaming business opportunities. In January 1996, the Company purchased the El Rancho Hotel and Casino property from an unrelated party, Las Vegas Entertainment Network, Inc. ("LVEN"). The Company plans to develop the site through Orion Casino Corporation, a newly formed wholly owned Nevada subsidiary of ITG. The acquisition of the twenty-one acre El Rancho property, which is located on the Las Vegas strip, was for $43.5 million in cash and notes, plus contingent consideration of up to $160 million (but not as a part of the purchase price), which is dependent on future "adjusted cash flow" as contractually defined, to LVEN from the development of the property by Orion. The purchase price of $43,500,000 consisted of approximately $12.5 million paid in cash (exclusive of final adjustments) with the balance financed by:
1) a $6.5 million unsecured mortgage note due March 15, 1996 at an 8% interest rate; 2) assumption of a $14 million first mortgage note, which is due December 20, 1996, secured by the land and building at a 13% interest rate (the Company and LVEN are each responsible for one-half of the 13% interest payments due on July 25, 1996 and December 20, 1996); and 3) a $10.5 million second mortgage note which is payable only to the extent that certain contingent events occur. (See Note 11) In addition to the funds capitalized during this fiscal year of approximately $850,000, the Company is committed to approximately $3,200,000 per year in carrying costs, related to the above described project. The Company's financial commitment could increase if circumstances warrant.

     On November 2, 1995, Robert E. Brennan resigned as Chairman of the Board and Chief Executive Officer of the Company. Mr. Brennan resigned these positions at the urging of the Company's Board of Directors based on actions taken by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state. The New Jersey Division of Gaming Enforcement ("Division") filed a complaint with the New Jersey Casino Control Commission ("Commission") seeking to prohibit the Company's two racetracks, Garden State Park ("Garden State") and Freehold Raceway ("Freehold") from conducting industry business with any casino licensees. Garden State and Freehold currently receive revenues from parimutuel wagering on races, including their own, simulcast to certain of the Atlantic City casinos.
The Division based its complaint on the fact that Mr. Brennan, who is also a principal shareholder of the Company, had been found in a June 1995 decision by Judge Richard Owen of the United States District Court for the Southern District of New York to be "liable for violating federal securities laws in the years 1982 to 1985." None of the alleged securities law violations involved the Company, its securities, or its operations. The Division claims that Mr. Brennan's participation in the Company's racetrack subsidiaries "would be inimical to the policies of the Casino Control Act" and according to the Division, this would disqualify him and the Company's two New Jersey racetracks from continued licensure with the Commission. Mr. Brennan has denied committing any violations of the federal securities laws and is currently appealing Judge Owen's decision.

     The Division subsequently indicated a willingness to seek to resolve the complaint provided that Mr. Brennan resign as Chairman of the Board and a director of the Company and provided further that Mr. Brennan enter into an agreement which would place his approximately 2,900,000 shares of the Company's common stock into an irrevocable dispositive trust, which would provide for the liquidation of all such shares if the United States Court of Appeals for the Second Circuit affirms Judge Owen's decision. he Company and Mr. Brennan continue to engage in settlement discussions with the Division and the Commission regarding this matter.

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

     George E. Norcross III and Roger Bodman have been elected to the Company's Board of Directors filling the vacancies created by the resignation of Mr. Brennan and an earlier unrelated resignation of another board member. Robert J. Quigley has been elected to serve the balance of Mr. Brennan's term as Chairman of the Board.

     In December 1995, Garden State Race Track, Inc. entered into an agreement with an unaffiliated party, The Four B's of Vineland, New Jersey, to sell a 56 acre parking lot tract at the Garden State Park which is presently unused for racing purposes. This property has previously been the subject of a development agreement between the Company and Gale and Wentworth of Florham Park, New Jersey. The contract calls for a purchase price of $11 million for the property, subject to normal closing adjustments. The agreement, which is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site, also provides the purchaser a period of time to evaluate the feasibility of the project. No assurances can be given that the purchaser will proceed with the contract after that period of time has expired or, if it does, that all contingencies will be met thereafter.

(6)  INVESTMENT INCOME

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

     Investment loss for the three months ended December 31, 1995 includes an unrealized holding loss of $230,000 on trading securities. Investment income for the six months ended December 31, 1995 includes the unrealized holding loss of $230,000 recognized during the second quarter offset by an unrealized holding gain of $50,000 on trading securities recognized during the first quarter of the fiscal year. For the three and six months ended December 31, 1994, there were no unrealized holding gains or losses. Interest income for the three and six months ended December 31, 1995 was $141,265 and $283,630, respectively, and $210,496 and $362,703 for the respective three and six month period in fiscal 1995.

(7)  REGULATION S STOCK OFFERING

     In December 1995, the Company completed a Regulation S "Offshore" private offering to four foreign investors for 1.9 million shares of Common Stock at a price per share of $3.00. The proceeds of approximately $5,440,000, net of expenses, will be used by the Company for working capital purposes and to fund possible future acquisitions. (See Note 11)

(8)  NET INCOME PER SHARE

     Income per share for the three and six month periods ended December 31, 1995 and 1994 is computed on the weighted average number of shares outstanding. The Convertible Preferred Stock has not been included in the computations because the conversion period has expired. The number of shares used in the computations were 9,660,627 and 9,551,328 for the three months ended December 31, 1995 and 1994, respectively and for the respective six month periods were 9,603,043 and 9,551,314.

(9)  PRO FORMA INFORMATION

     On February 2, 1995, ITB completed the purchase of all of the outstanding stock of Freehold Raceway.

     The following unaudited pro forma combined results of operations for the six months ended December 31, 1994 account for the acquisition as if it had occurred on July 1, 1994. The pro forma results give effect to depreciation of fixed assets purchased, amortization of goodwill, and interest expense.

                    Pro Forma Combined Results of Operations
                    For The Six Months Ended December 31,
                                   1994

Total Revenues                  $36,350,388
Net Earnings (Loss)               1,866,010
Net Earnings (Loss)
    Per Common Share                  $0.19
Weighted Average Number of
Shares Outstanding                9,551,314

     These pro forma amounts may not be indicative of results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future.

(10) NEW AUTHORITATIVE PRONOUNCEMENTS

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

(11) SUBSEQUENT EVENTS

     On January 24, 1996, the Company purchased the El Rancho Hotel and Casino property from an unrelated party, Las Vegas Entertainment Network, Inc. ("LVEN"). The Company plans to develop the site through Orion Casino Corporation, a newly formed wholly owned Nevada subsidiary of ITG. The acquisition of the twenty-one acre El Rancho property, which is located on the Las Vegas strip, was for $43.5 million in cash and notes, plus contingent consideration of up to $160 million (but not as a part of the purchase price), which is dependent on future "adjusted cash flows" as contractually defined.

     The purchase price of $43,500,000 consisted of approximately $12.5 million paid in cash (exclusive of final adjustments) with the balance financed by: 1) a $6.5 million unsecured mortgage note due March 15, 1996 at an 8% interest rate; 2) assumption of a $14 million first mortgage note, which is due December 20, 1996, secured by the land and building at a 13% interest rate (the Company and LVEN are each responsible for one-half of the 13% interest payment due on July 25, 1996 and December 20, 1996); and 3) a $10.5 million second mortgage note which is payable only to the extent that certain contingent events occur.

     The following unaudited pro forma combined results of operations account for the acquisition as if it had occurred on July 1, 1994.

                      Pro Forma Combined Results of Operations
                         For The Six Months Ended December 31,

                                1995           1994
Total Revenues                $ 33,927,417    $17,988,531
Net Income(Loss)                (1,175,500)    (1,628,023)
Net Income(Loss) Per Share      $    (0.12)    $    (0.17)


     The pro forma results give effect to additional expenses which are generated directly by the acquisition.

     On February 6, 1996, the Company announced that Robert J. Quigley was named President of the Company effective February 12, 1996. He has been a director of ITB since its inception in 1980 and previously served as President of ITB from March, 1988 to June, 1992.

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


REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders

International Thoroughbred Breeders, Inc.
and Subsidiaries



We have reviewed the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc., and subsidiaries as of December 31, 1995, and the related consolidated statement of shareholders' equity for the six month period then ended, the consolidated statements of operations for the three and six month periods ended December 31, 1995 and 1994, and the consolidated statement of cash flows for the six month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

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

Cranford, NJ
February 5, 1996

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 1995
AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1995

OPERATIONS

     Total revenues for the three months ended December 31, 1995 and 1994 were $20,497,299 and $10,727,317 respectively. Total revenues for the six months ended December 31, 1995 and 1994 were
$34,252,417 and $18,313,531 respectively.   The approximate 87%
and 91% increases are primarily the net result of the purchase of Freehold Raceway in January, 1995, which significantly increased racetrack revenues during the comparable periods.

     The Company realized net income from operations before taxes of $1,007,416 and $857,000 for the respective three and six month periods ended December 31, 1995 as compared to net income from operations before taxes of $357,866 and $404,477 for the comparable periods in fiscal 1995. The increases of $452,523 and $647,550 in net income before taxes for the six and three month periods just ended primarily resulted from: 1) the net increased income generated by the purchase of Freehold Raceway reduced by a decrease in net income generated by Garden State Park;
partially offset by 2) increased interest expense of $568,653 and $283,234 primarily associated with the mortgages on Freehold Raceway for the comparable periods;and 3) a decrease in investment revenue for the six and three month periods.

     Depreciation expense for the six and three months ended
December 31, 1995 was $730,256 and $375,641 reflecting a $443,770 and $231,485 increase for the comparable periods primarily associated with the purchase of Freehold Raceway.

Garden State Park:

     During the three and six months ended December 31, 1995, Garden State Park realized income of $187,723 and $254,036, respectively before income tax and interest due the parent company of $3,418,201 and $6,788,601 for the respective three and six month periods.

     Quarterly and year-to-date net income at Garden State Park for the current fiscal year as compared to the net losses for last year are as follows:

                                    Net Income                 Net
                           Fiscal 1996      Fiscal 1995      Decrease
1st Quarter              $       66,313  $      295,903   $   (229,590)
2nd Quarter                     187,723         557,014       (369,291)
Year-to-Date             $      254,036  $      852,917   $   (598,881)


During the three months ended December 31, 1995, Garden State Park's revenue decreased $285,242 or 3% when compared to the same period last year, primarily reflecting the net effect of: 1) an 18% decrease in revenues generated from the simulcasting of Garden State Park races into other New Jersey racetracks; 2) a 33% decrease in revenues generated from the simulcast of other New Jersey racetracks into Garden State Park; 3) a 16% decrease in revenues generated by live on-track racing; partially offset by 4) a 46% increase in revenues generated from the simulcasting of the live races to out-of-state racetracks. Expenses increased $84,049 or 1% for the three months ending December 31, 1995 when compared to the same period last year. The decrease in revenues and increase in expenses primarily accounted for the racetrack realizing net income from operations of $187,723 for the three months ended December 31, 1995 as compared to income of $557,014 during the three months ended December 31, 1994.

     During the six months ended December 31, 1995 Garden State's revenue decreased $1,014,717 or 6% when compared to the same period last year, primarily reflecting the net effect of: 1) decreased revenues generated by simulcasting to and from the other New Jersey racetracks; 2) decreased revenues generated by live on-track racing; and 3) the increased revenues generated by out-of-state simulcasting as discussed above. Expenses decreased $415,836 or 3% for the six months ending December 31, 1995 when compared to the same period last year primarily as a result of a decrease in general and administrative costs. As a result of decreased revenues and expenses, Garden State Park realized income of $254,036 for the first half of fiscal 1996 as compared to income of $852,917 for the first half of fiscal 1995.

     Garden State Park's 1995 Standardbred (Harness) Racing Meet began September 8, 1995 and ran 53 dates on a four night per week basis until December 9, 1995.

     On-track wagering during the 1995 Harness Meet, through December 9, 1995, averaged $182,103 over 53 dates of live racing.
During the 1994 Harness Meet in fiscal 1995, on-track wagering averaged $207,747 over 55 dates of live racing.





INTERNATIONAL THOROUGHBRED BREEDERS, INC.
       AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 1995
AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1995



     The following summarizes th average handle associate simulcast activity at Garden State Park during the first of both fiscal 1996 and 1995.



                                   July 1 thru  December

                                   FISCAL 1996
                                    Number     Average
                                   of Days      Handle
SIMULCAST OF GARDEN STATE
PARK RACES TO:

In-State Tracks and Casinos    (S)      53 $     427,785
Out-Of-State Tracks            (S)      53       929,190


SIMULCAST OF RACES TO GARDEN
STATE PARK  FROM:

Monmouth Park                  (T)      48 $      70,985
Atlantic City Racetrack        (T)      38        46,048
The Meadowlands                (T)      66        76,023
Freehold Racetrack             (S)      99        29,426
The Meadowlands                (S)      36        76,122
Out-Of-State Tracks           (T,S)    182       229,560

       T=Thoroughbred Races          S=Standardbred (Harn

                                   July 1 thru  December

                                    FISCAL 1995
                                    Number     Average
                                   of Days      Handle
SIMULCAST OF GARDEN STATE
PARK RACES TO:

In-State Tracks and Casinos    (S)      55 $     492,100
Out-Of-State Tracks            (S)      55       658,699


SIMULCAST OF RACES TO GARDEN
STATE PARK  FROM:

Monmouth Park                  (T)      49 $      86,378
Atlantic City Racetrack        (T)      40        69,464
The Meadowlands                (T)      69       106,952
Freehold Racetrack             (S)     109        34,353
The Meadowlands                (S)      37        95,697
Out-Of-State Tracks           (T,S)    183       218,306

       T=Thoroughbred Races          S=Standardbred (Harn



     Garden State Park's 1996 Thoroughbred Meet began January 12, 1996 and is scheduled to run through May 24, 1996. Racing was conducted three times a week during the month of January and is scheduled for four nights a week during the remainder of the meet, for a total of 72 racing dates. Racing will be conducted at night on all dates included in the schedule. As of February 2, 1996, severe inclement weather, which has affected the northeastern portion of the United States, has caused the Company to cancel 5 out of its intended 11 nights of scheduled Thoroughbred racing and five nights of simulcast receiving. Attendance and handles on many of the completed live racing programs were also adversely affected by weather conditions. It is anticipated that this severe weather, which has also caused most other racetracks in the northeastern United States to limit their live racing programs, will have an adverse impact on earnings from live racing programs in January and February which will be included in the Company's third quarter results. At this time it is uncertain whether all or a portion of the lost live racing days will be rescheduled.

     The Company has received approval from the New Jersey Racing
Commission to run a 53 night harness meet from September 6 through December 7, 1996.


Freehold Raceway:

     The Company completed the outstanding stock acquisition of Freehold Racing Association, Inc. ("FRA") and Atlantic City Harness, Inc., ("ACH") the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company to be effective for operations as of January 1, 1995. Freehold Raceway revenues for the three and six month periods ended December 31, 1995 were $10,484,104 and $17,653,454 respectively. Expenses for the respective three and six month periods were $8,739,257 and $15,122,538. During the three and six months ended December 31, 1995, Freehold Raceway realized income of $1,744,847 and $2,530,916, respectively before income tax and interest due the parent company of $157,119 and $199,794 for the respective three and six month periods.

     As of February 3, 1996, severe inclement weather, which has affected the northeastern portion of the United States, has caused the Company to cancel 4 days of Freehold's scheduled live ACH racing days and 3 days of simulcast receiving. Attendance and handles on many of the completed live racing programs were also adversely affected by weather conditions. It is anticipated that this severe weather, which has also caused most other racetracks in the northeastern United States to limit their live racing programs, will have an adverse impact on earnings from live racing programs in January and February which will be included in the Company's third quarter results. At this time it is uncertain whether all or a portion of the lost live racing days will be rescheduled.

     The Company has received approval from the New Jersey Racing
Commission to run a 99 day FRA harness meet from August 15 through December 31, 1996.

     During Fiscal 1996, Freehold Raceway will race under two separate identities. FRA will race 101 days from August 17, 1995 thru December 30, 1995. ACH has received approval from the New Jersey Racing Commission to race 108 days from January 1, 1996 through May 27, 1996.

     The following table summarizes the average live on-track handle for the six month fiscal period.


                         Fiscal 1996         Fiscal 1995
                         Number    Average   Number    Average
                         of Days   Handle    of Days   Handle
FRA - July 1
thru Dec. 31 (6 Months)  99      $ 283,361   109   $323,079





INTERNATIONAL THOROUGHBRED BREEDERS, INC.
          AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED DECEMBER 31, 1995
AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1995



     The following summarizes the average handle associated with the simulcast activity at Freehold Raceway during the six months ended December 31, 1995 and 1994.



                                            July 1 thru December 31,

                                               FISCAL 1996
                                             Number     Average
                                            of Days      Handle
SIMULCAST OF FREEHOLD
RACEWAY PARK RACES TO:

In-State Tracks and Casinos            (S)       99 $     194,164
Out-Of-State Tracks                    (S)       99       392,704


SIMULCAST OF RACES TO
FREEHOLD RACEWAY FROM:

Atlantic City Racetrack                (T)       38 $      37,932
The Meadowlands                        (T)       66        51,717
Garden State Park                      (S)       53        80,887
The Meadowlands                        (S)       35       148,714
Out-Of-State Tracks                   (T,S)     169       230,046

       T=Thoroughbred Races          S=Standardbred (Harness) Race

                                            July 1 thru  December 31,

                                             FISCAL 1995
                                             Number     Average
                                            of Days      Handle
SIMULCAST OF FREEHOLD
RACEWAY PARK RACES TO:

In-State Tracks and Casinos            (S)      109 $     212,676
Out-Of-State Tracks                    (S)      109       292,914


SIMULCAST OF RACES TO
FREEHOLD RACEWAY FROM:

Atlantic City Racetrack                (T)       39 $      54,053
The Meadowlands                        (T)       69        63,736
Garden State Park                      (S)       55        83,228
The Meadowlands                        (S)       35       150,317
Out-Of-State Tracks                   (T,S)     169       188,921

       T=Thoroughbred Races          S=Standardbred (Harness) Race



LIQUIDITY AND FINANCIAL RESOURCES

Consolidated and Racetracks

     The Company's working capital as of December 31, 1995 was $12,972,167 which represents a decrease of $2,959,342 from the first half of fiscal 1995. The decrease from December 31, 1994 is primarily the net result of: 1) the utilization of approximately $5,300,000 in cash associated with the purchase of Freehold racetrack; 2) the utilization of approximately $850,000 associated with the acquisition of property to be used for future gaming projects (See Notes 1 & 11); 3) an net increase in cash of approximately $5,440,000 as a result of a Regulation S "Offshore" private offering (See Note 6); and 4) increased cash flows from operations. Working capital increased $3,680,928 from June 30, 1995 primarily as a result of: 1) the increase in cash as a result of the offshore offering; and 2) increased cash flows from operations as discussed above; partially offset by
3) the reclassification of  $1,325,000 from long term notes
payable to  current (See Note 1-C);   and 4) an increase in short
term debt of $591,667 as a result of the purchase of land at Freehold Raceway (See Note 2-D).

     It is currently estimated that the Company is committed to a minimum of $3,200,000 per year in carrying costs for the El Rancho Hotel and Casino property, purchased on January 24, 1996, which includes interest, real estate taxes, security, maintenance and other related costs. A promissory note associated with the purchase of the El Rancho Hotel and Casino in Las Vegas, Nevada in the amount of $6,500,000 together with accrued interest at a rate of 8% is due on March 15, 1996 and an assumed $14,000,000 first mortgage note at a 13% interest rate is due December 20, 1996 (the Company and LVEN are each responsible for one-half of the 13% interest payments due on July 25, 1996 and December 20,
1996). (See Note 11) A purchase money mortgage note previously executed by Freehold Raceway has a balloon payment of $1,405,000 due on August 20, 1996 if no extension is negotiated. (See Note 1-B)

     It is anticipated that the Company's needs will be funded through any or several of the following sources; funds generated by operations, the issuance of debt, sale of stock and or sale of excess land at Garden State Park (See Note 5). Presently, the property at Garden State Park is unincumbered with debt or mortgage. The property at Freehold Raceway and the El Rancho Hotel and Casino are encumbered with mortgages.

INFLATION

     To date, inflation has not had a material effect on the Company's operations.
INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

PART II

OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     The Company did not file any reports on 8-K with respect to the quarter ended December 31, 1995.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





INTERNATIONAL THOROUGHBRED BREEDERS, INC.




/s/Arthur Winkler
Arthur Winkler
President and Director
February 7, 1996

/s/William H. Warner
William H. Warner
Treasurer, Principal Financial and Accounting Officer
February 7, 1996