Form 10-Q
period 1996-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1996-05-15
CIK 320573

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

       Class                          Outstanding at May 10, 1996
Common Stock, $ 2.00 par value        11,451,479






    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS
    AS OF MARCH 31, 1996 AND JUNE 30, 1995

                     ASSETS

                                              March 31,
                                                1996         June 30,
                                             (UNAUDITED)       1995
    CURRENT ASSETS:
    Cash                                  $    2,638,818 $    4,167,811
    Short-Term Investments                     1,332,896      7,633,483
         TOTAL CASH AND CASH EQUIVALENTS       3,971,714     11,801,294


    Restricted Cash and Investments            1,607,345      2,151,411
    Accounts Receivable - Net                  3,494,005      2,285,792
    Prepaid Expenses                             238,857      1,143,007
    Other Current Assets                          54,763         22,795
         TOTAL CURRENT ASSETS                  9,366,684     17,404,299

    LAND, BUILDINGS, EQUIPMENT
         AND LIVESTOCK:
    Land and Buildings                        75,590,304     74,296,090
    Construction In Progress                  46,405,588              0
    Equipment                                  4,112,456      3,666,168
    Livestock                                     17,517         17,517
         TOTAL LAND, BUILDINGS, EQUIPMENT
             AND LIVESTOCK                   126,125,865     77,979,775
    LESS: Accumulated Depreciation             2,566,928      1,570,024
         TOTAL LAND, BUILDINGS, EQUIPMENT
             AND LIVESTOCK  - NET            123,558,937     76,409,751

    OTHER ASSETS:
    Deposits and Other Assets                    488,501        392,531
    Goodwill - Net                             3,179,520      3,262,464
         TOTAL OTHER ASSETS                    3,668,021      3,654,995


    TOTAL ASSETS                          $  136,593,642 $   97,469,045


    See Notes to Financial Statements.








    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS
     AS OF MARCH 31, 1996 AND JUNE 30, 1995

      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               March 31,
                                                  1996        June 30,
                                              (UNAUDITED)       1995
    CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses $ 11,113,489 $ 6,656,061 Notes and Mortgages Payable -
         Current Portion                       16,659,638     1,341,399
    State Income Taxes Payable                    101,944       115,600
         TOTAL CURRENT LIABILITIES             27,875,071     8,113,060

    DEFERRED INCOME                             1,138,123     1,550,451


    NOTES AND MORTGAGES PAYABLE
                   Long Term Portion           30,230,382    15,599,097


    COMMITMENTS AND CONTINGENCIES                       0             0

    SHAREHOLDERS' EQUITY:
    Series A (Convertible)
      Preferred Stock
      $100.00 Par Value,
      Authorized 500,000
      Shares, Issued
      and Outstanding,
      362,461 and 362,450
      Shares, Respectively                     36,246,075    36,244,975
    Common Stock $2.00 Par Value
       Authorized 25,000,000 Shares,
       Issued and Outstanding,
       11,451,475 and 9,551,386
       Shares, Respectively                    22,902,949    19,102,771
    Capital in Excess of Par                   13,596,526    11,959,643
    Retained Earnings (subsequent
       to June 30, 1993, date of
       quasi-reorganization, total deficit
       eliminated $102,729,936)                 4,604,516     4,899,048
         TOTAL SHAREHOLDERS' EQUITY            77,350,066    72,206,437

    TOTAL LIABILITIES &
         SHAREHOLDERS' EQUITY               $ 136,593,642 $  97,469,045


    See Notes to Financial Statements.











    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
             AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE NINE MONTHS ENDED MARCH 31, 1996
                (UNAUDITED)


                                                 Preferred
                                           Number of
                                            Shares         Amount
    BALANCE - JUNE 30, 1995                   362,450 $   36,244,975

       Common Stock Shares Issued               ----         ----
       Shares Issued for Fractional
         Exchanges With Respect to the
         One-for-twenty Reverse Stock
         Split effected on March 13, 1992          11          1,100
       Net Loss for the Nine Months
          Ended March 31, 1996                   ----        ----

    BALANCE - MARCH 31, 1996                  362,461 $   36,246,075



                                                  Common
                                           Number of
                                            Shares         Amount
    BALANCE - JUNE 30, 1995                 9,551,386 $   19,102,771

       Common Stock Shares Issued           1,900,000      3,800,000
       Shares Issued for Fractional
         Exchanges With Respect to the
         One-for-twenty Reverse Stock
         Split effected on March 13, 1992          89            178
       Net Loss for the Nine Months
          Ended March 31, 1996                 ----          ----

    BALANCE - MARCH 31, 1996               11,451,475 $   22,902,949



                                            Capital
                                           in Excess      Retained
                                            of Par        Earnings
    BALANCE - JUNE 30, 1995            $   11,959,643 $    4,899,048

       Common Stock Shares Issued           1,638,161        ----
       Shares Issued for Fractional
         Exchanges With Respect to the
         One-for-twenty Reverse Stock
         Split effected on March 13, 1992      (1,278)       ----
       Net Loss for the Nine Months
          Ended March 31, 1996                ----          (294,532)

    BALANCE - MARCH 31, 1996           $   13,596,526 $    4,604,516



                                             Total
    BALANCE - JUNE 30, 1995            $   72,206,437

       Common Stock Shares Issued           5,438,161
       Shares Issued for Fractional
        Exchanges With Respect to the
        One-for-twenty Reverse Stock
        Split effected on March 13, 1992       ---
       Net Loss for the Nine Months
          Ended March 31, 1996               (294,532)

    BALANCE - MARCH 31, 1996           $   77,350,066


    See Notes to Financial Statements.









    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                  (UNAUDITED)



                                                  Three Months Ended
                                                March 31,      March 31,
                                                  1996           1995
    REVENUES:
    Revenue from Operations                 $   17,867,272 $   21,527,590
    Investment Income                              115,368        289,893
     TOTAL REVENUES                             17,982,640     21,817,483

    EXPENSES:
    Cost of Revenues                             6,697,856      7,540,982
    Operating Expenses                           9,979,873     11,281,404
    Depreciation & Amortization                    356,872        329,972
    General & Administrative Expenses            1,803,087      1,746,495
    Interest Expense                               275,834        200,870
     TOTAL EXPENSES                             19,113,522     21,099,723


    INCOME  (LOSS) FROM OPERATIONS
      BEFORE TAXES                              (1,130,882)       717,760

      Income Tax Expense                            20,650              0


    NET INCOME (LOSS)                       $   (1,151,532)$      717,760


    NET INCOME  (LOSS) PER SHARE            $        (0.10)$         0.08


                                                  Nine Months Ended
                                                March 31,      March 31,
                                                  1996           1995
    REVENUES:
    Revenue from Operations                 $   52,016,059 $   39,138,418
    Investment Income                              218,998        992,596
     TOTAL REVENUES                             52,235,057     40,131,014

    EXPENSES:
    Cost of Revenues                            17,905,973     12,054,319
    Operating Expenses                          26,936,914     21,581,419
    Depreciation & Amortization                  1,087,128        616,458
    General & Administrative Expenses            5,612,162      4,555,711
    Interest Expense                               844,487        200,870
     TOTAL EXPENSES                             52,386,664     39,008,777


    INCOME  (LOSS) FROM OPERATIONS
      BEFORE TAXES                                (151,607)     1,122,237

      Income Tax Expense                           142,925              0


    NET INCOME (LOSS)                       $     (294,532)$    1,122,237


    NET INCOME  (LOSS) PER SHARE            $        (0.03)$         0.12




    The Company's purchase of Freehold Raceway in January, 1995 materially affects the comparability of the nine month portion reflected in the above data.

    See Notes to Financial Statements.









    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
    AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
    (UNAUDITED)


                                                        Nine Months Ended
                                                             March 31,
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1996

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers                         $   50,390,518
    Cash Paid to Suppliers and Employees                    (46,515,502)
    Interest Received                                           234,267
    Interest Paid                                              (638,942)
    Cash Used to Purchase Trading Securities                   (300,000)
    Cash Received from Sale of Trading Securities                67,485
    Change in Restricted Cash & Investments                     544,066
    NET CASH PROVIDED BY OPERATIONS                           3,781,892

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Livestock                               5,000
    Proceeds from Sale of Equipment                                   0
    Restructure of Freehold Debt - Net                                0
    Purchase of Freehold Racetrack - Net of Cash Received             0
    Purchase of El Rancho Property                          (12,564,700)
    Capital Expenditures                                     (2,681,636)
    (Increase) Decrease in Other Investment Activity           (109,320)

    NET CASH USED BY INVESTING ACTIVITIES                   (15,350,656)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of Common Stock                                      5,438,162
    Proceeds from issuance of Long Term Notes                 6,000,000
    Principal Payments on Short Term Notes                   (6,500,000)
    Principal Payments on Long Term Notes                    (1,198,978)

    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          3,739,184

    NET DECREASE  IN CASH AND CASH EQUIVALENTS               (7,829,580)

       CASH AND CASH EQUIVALENTS AT
           BEGINNING OF YEAR                                 11,801,294

       CASH AND CASH EQUIVALENTS AT
           END OF THE PERIOD                             $    3,971,714



                                                        Nine Months Ended
                                                             March 31,
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1995

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers                         $   37,891,360
    Cash Paid to Suppliers and Employees                    (35,914,262)
    Interest Received                                           495,335
    Interest Paid                                               (75,870)
    Cash Used to Purchase Trading Securities                 (1,510,000)
    Cash Received from Sale of Trading Securities               997,485
    Change in Restricted Cash & Investments                     761,216
    NET CASH PROVIDED BY OPERATIONS                           2,645,264

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Livestock                             178,359
    Proceeds from Sale of Equipment                               8,500
    Restructure of Freehold Debt - Net                       (2,584,549)
    Purchase of Freehold Racetrack - Net of Cash Received    (2,679,151)
    Purchase of El Rancho Property                                    0
    Capital Expenditures                                       (564,673)
    (Increase) Decrease in Other Investment Activity           (166,305)

    NET CASH USED BY INVESTING ACTIVITIES                    (5,807,819)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of Common Stock                                              0
    Proceeds from issuance of Long Term Notes                         0
    Principal Payments on Short Term Notes                            0
    Principal Payments on Long Term Notes                      (311,451)

    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (311,451)

    NET DECREASE  IN CASH AND CASH EQUIVALENTS               (3,474,006)

       CASH AND CASH EQUIVALENTS AT
           BEGINNING OF YEAR                                 16,076,091

       CASH AND CASH EQUIVALENTS AT
           END OF THE PERIOD                             $   12,602,085



    Supplemental Schedule of Non-Cash Investing and Financing Activities During the nine months ended March 31, 1996, Land and Improvements at a total cost of $31,975,000 was financed through Short and Long Term
       Notes.
    During the nine months ended March 31, 1996, the Company recorded an unrealized holding loss of $140,000 on trading securities.

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

     (C) Allowance for Bad Debts - The Company recognizes bad debts on the allowance method. Bad debt allowance at March 31, 1996 was $20,000.

     (D) Construction in Progress - Construction in progress represents development costs in conjunction with the acquisition of the El Rancho Hotel and Casino (See Note 3) which the Company defers such as land acquisitions, capitalized interest, legal and consulting fees, professional fees and development costs incurred for prospective gaming projects. Such costs totaling $46,405,588, which includes real property acquisition costs in the amount of $43,573,968, are included in construction in progress in the accompanying consolidated balance sheet at March 31, 1996. It is anticipated that these costs, excluding land, will be expensed (over the estimated benefit period) assuming the tentatively scheduled opening of a casino on the premises.

     (E) Goodwill - Goodwill is the excess of the cost of acquired net assets (Freehold Acquisition) over their fair value.
It is being amortized over 30 years under the straight line method. Accumulated amortization at March 31, 1996 is $418,109.

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

     (I) Concentrations of Credit Risk - As of March 31, 1996, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and receivables arising primarily from event planning customers whose credit is routinely evaluated. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

(2)  OPINION OF MANAGEMENT

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1995.

(3)  PURCHASE OF EL RANCHO LAS VEGAS PROPERTY

     On January 24, 1996, the Company purchased the El Rancho Hotel and Casino property from an unrelated party, Las Vegas Entertainment Network, Inc. ("LVEN"). The Company plans to develop the site through Orion Casino Corporation, a newly formed wholly owned Nevada subsidiary of International Thoroughbred Gaming Development Corporation ("ITG"), a wholly owned subsidiary of the Company. The acquisition of the twenty-one acre El Rancho property, which is located on the Las Vegas strip, was for $43.5 million in cash and notes, plus contingent consideration of up to $160 million (but not as a part of the purchase price), which is dependent on future "adjusted cash flows" as contractually defined. The El Rancho property is currently not in operation, therefore, there are no results of operations included in the income statement for the current periods.

     The purchase price of $43,500,000 consisted of approximately
$12.5 million paid in cash (exclusive of final adjustments) with the balance financed by:  1) a $6.5 million unsecured mortgage note due and paid during the quarter at an 8% interest rate;  2)
assumption of a $14 million first mortgage note, which is due
December 20, 1996, secured by the land and building at a 13%
interest rate (the Company and LVEN are each responsible for one-half of the 13% interest payment due on July 25, 1996 and
December 20, 1996);  and 3) a $10.5 million second mortgage  note at an 8% interest rate which is payable only to the extent that certain contingent events occur.

(4)  NOTES AND MORTGAGES PAYABLE

     The following table summarizes the outstanding notes and mortgages payable.

                                     March 31, 1996
                      Interest %          Current        Long-Term

ITB:
(See Note 3)

Mortgage              6.5%            $  14,000,000    $        0

Mortgage              8%                       0           10,500,000

Mortgage Note**      10%                       0            3,000,000

Note**               10%                       0            3,000,000

FREEHOLD RACEWAY:


Mortgage             80% of Prime          625,000        11,250,000
                    (not to exceed 6%)

Mortgage             80% of Prime          225,000         2,097,049

Note                  8%                    191,667          383,333

Note                Prime                 1,565,000             0

Various Notes       Various                  52,971             0

         Totals                         $16,659,638     $ 30,230,382


** During the third quarter of the fiscal year, the Company received long term financing of $6,000,000 which was used in part, to pay the $6.5 million unsecured mortgage note due during the quarter (See Note 3).

     On July 21, 1995, Freehold Raceway completed the purchase of a 4.659 acre section of land, previously leased for parking space, from an unrelated party. The purchase price was $975,000 with $400,000 plus accrued interest due and paid in cash on January 2, 1996 and the balance financed by a three year $575,000 note at an eight percent per annum rate. The note, secured by a purchase money mortgage on the land, is payable in three yearly principal installments of $191,666 plus accrued interest commencing July 31, 1996. At March 31, 1996, $191,667 of the principal balance was classified as short term and $383,333 was classified as long term.

(5)  INCOME TAX EXPENSE

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

     Freehold Raceway incurred a state income tax liability for the nine months ended March 31, 1996 and does not have the benefit of any state income tax loss carryforwards to offset this liability. A provision of $142,925 was made for the nine month period for this liability.

     A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                     Nine Months ended March 31,
                                        1996                1995
Income Taxes (Benefit) at the
    Federal Statutory Rate           $    (51,460)     $ 381,560

Utilization of Tax Depreciation                 0       (381,560)

Losses For Which There Is No               51,460              0
         Tax Benefit

State Income Tax - Net of
         Federal Tax Benefit              142,925             -0-

Provisions for Income Taxes          $    142,925      $      -0-


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

     The Company has a net operating loss carryforward of approximately $165,000,000 at March 31, 1996, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss
carryforwards.   Because of the uncertainty that the Company will
generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset is offset by an allowance of the same amount pursuant to SFAS No.
109. Accordingly, no deferred tax asset is reflected in these financial statements.

(6)  COMMITMENTS AND CONTINGENCIES

     The Company's wholly owned subsidiary, ITG, is responsible for implementing the development of  casino gaming business
opportunities.  In January 1996, the Company purchased the El
Rancho Hotel and Casino property from an unrelated party, LVEN.
The Company plans to develop the site through Orion Casino
Corporation, a newly formed wholly owned Nevada subsidiary of
ITG.  The acquisition of the twenty-one acre El Rancho property, which is located on the Las Vegas strip, was for $43.5 million in cash and notes, plus contingent consideration of up to $160
million (but not as a part of the purchase price), which is
dependent on future "adjusted cash flows" as contractually
defined,  to LVEN from the development of the property by Orion.
The purchase price of $43,500,000 consisted of approximately
$12.5 million paid in cash (exclusive of final adjustments) with the balance financed by:  1) a $6.5 million unsecured mortgage note due and paid during the quarter at an 8% interest rate;  2)
assumption of a $14 million first mortgage note, which is due
December 20, 1996, secured by the land and building at a 13%
interest rate (the Company and LVEN are each responsible for one-half of the 13% interest payments due on July 25, 1996 and
December 20, 1996); and 3) a $10.5 million, at an 8% interest rate, second mortgage note which is payable only to the extent
that certain contingent events occur (See Note 3).   In addition
to the funds capitalized during the nine month period of this fiscal year of approximately $2,560,000, the Company is committed to approximately $4,400,000  in carrying costs of the El Rancho property and in development costs until June, 1996.  Subseqent to
June 30, 1996, the carrying costs of the El Rancho property will be approximately $3,200,000 per year for capitalized interest, real estate taxes, security, maintenance and other related costs.
Development costs for legal, professional and consulting costs incurred for a prospective gaming project on the El Rancho
property are estimated to be approximately $6,600,000 during the fiscal year ended June 30, 1997.  These costs could increase substantially if the Company is successful in obtaining the
partners it is seeking in order to complete the project.  The
Company made a non-refundable deposit of $235,000 in April, 1996 for a parcel of land associated with the gaming development
project and is committed to an additional $2,115,000 in periodic non-refundable deposit payments during the course of evaluating the purchase (See Note 12A).  The Company's financial commitment could increase if circumstances warrant.

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

     The Division subsequently indicated a willingness to seek to resolve the complaint provided that Mr. Brennan resign as Chairman of the Board and a director of the Company and provided further that Mr. Brennan enter into an agreement which would place his approximately 2,900,000 shares of the Company's common stock into an irrevocable dispositive trust, which would provide for the liquidation of all his shares. At the signing, stock certificates representing all of Mr. Brennan's shares will be delivered, together with duly executed stock powers, to a liquidating trustee with the approval of the New Jersey Casino Control Commission and the bankruptcy court overseeing Mr. Brennan's personnal Chapter 11 bankruptcy proceeding. The liquidating trustee will hold the shares in escrow and will vote the shares in the same proportion as the other stockholders of the Company. The agreement will require that the liquidating trustee dispose of the shares no later than October 19, 1997 in the absence of the occurrence of certain events. The Company and Mr. Brennan continue to engage in settlement discussions with the Division and the Commission regarding this matter.

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

     The Company's Board of Directors has approved the purchase of an option to acquire the remaining 2,904,016 shares of the Company's
Common Stock owned by its former chairman, Robert E. Brennan.
The proposed purchase price for the option is 70 cents per share, or $2,032,811, which will be credited toward the exercise price of those shares purchased under the option. The option would be exercisable at a price of $7 per share, plus a portion of any appreciation in the value of a share above $7, based on an agreed formula. The option is subject to the approval of the liquidating trustee, the United States Bankruptcy Court for the District of New Jersey, as well as the New Jersey Casino Control Commission and the New Jersey Racing Commission. No assurances can be given that the option will be finalized or in the event that it is finalized, that it will be approved. (See Note 12A)

     On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for a proposed borrowing of $30,000,000. The financing arrangement, secured by among other things, a mortgage on Garden State Park and a second mortgage on Freehold Raceway will be for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage secured by El Rancho property, which will be used to pay off the note due on December 20, 1996 (See Note 3). Final terms are currently being negotiated and closing is expected before May 31, 1996. No assurances can be given that the financing will be completed or that the borrowing will be approved for the amount intended.

     George E. Norcross III and Roger Bodman were elected to the Company's Board of Directors filling the vacancies created by the resignation of Mr. Brennan and an earlier unrelated resignation of another board member. Robert J. Quigley was elected to serve the balance of Mr. Brennan's term as Chairman of the Board (See
Note 12A).  On February 6, 1996, the Company announced that Robert
J. Quigley was named President of the Company effective February 12, 1996. He has been a director of ITB since its inception in 1980 and previously served as President of ITB from March, 1988 to June, 1992.

     In December 1995, Garden State Race Track, Inc. entered into an agreement with an unaffiliated party, The Four B's of Vineland, New Jersey, to sell a 56 acre parking lot tract at the Garden State Park which is presently unused
for racing purposes.   This property has previously been the
subject of a development agreement between the Company and Gale and Wentworth of Florham Park, New Jersey. The contract calls for a purchase price of $11 million for the property, subject to normal closing adjustments. The agreement (which expires December 15, 1996 and is renewable for a six month period) is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site, also provided the purchaser a period of time to evaluate the feasibility of the project. No assurances can be given that the purchaser will proceed with the contract after the currently negotiated period of time.

(7)  INVESTMENT INCOME

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

     Investment income for the three months ended March 31, 1996 includes an unrealized holding gain of $40,000 on trading securities. Investment income for the nine months ended March 31, 1996 includes a net unrealized holding loss of $140,000 which consists of an unrealized holding loss of $230,000 on trading securities recognized during the second quarter of the fiscal year offset by unrealized holding gains of $50,000 and $40,000 recognized during the first and third respective quarters of the fiscal year. For the three and nine months ended March 31, 1995, there were no unrealized holding gains or losses. Interest income for the three and nine months ended March 31, 1996 was $75,368 and $358,998, respectively, and $289,893 and $992,596 for the respective three and nine month periods in fiscal 1995.

(8)  REGULATION S STOCK OFFERING

     In December 1995, the Company completed a Regulation S "Offshore" private offering to four foreign investors for 1.9 million shares of Common Stock at a price per share of $3.00. The proceeds of approximately $5,440,000, net of expenses, were used by the Company for the purchase of the El Rancho property (See Note 3).

(9)  NET INCOME PER SHARE

     Income (loss) per share for the three and nine month periods ended March 31, 1996 and 1995 is computed on the weighted average number of shares outstanding. The Convertible Preferred Stock has not been included in the computations because the conversion period has expired. The number of shares used in the computations were 11,451,462 and 9,551,349 for the three months ended March 31, 1996 and 1995, respectively and for the respective nine month periods were 10,214,702 and 9,551,325.

(10) PRO FORMA INFORMATION

     Effective January 1, 1995, the Company completed the purchase of all of the outstanding stock of Freehold Raceway and on January 24, 1996, the Company completed the purchase of the El
Rancho Hotel and Casino property which is currently not in operation.

     The following unaudited pro forma combined results of operations for the nine months ended March 31, 1996 account for the acquisitions as if they had occurred on July 1, 1994. The pro forma results give effect to depreciation of fixed assets purchased, amortization of goodwill, and interest expense.

                         Pro Forma Combined Results of Operations
                         For The Nine Months Ended March 31,
                              1996                1995

Total Revenues                $ 51,855,890      $55,084,541

Net Income(Loss)                  (673,699)       2,251,483

Net Income  (Loss) Per Share  $      (0.07)     $      0.24

     These pro forma amounts may not be indicative of results that actually would have occurred if the combinations had been in effect on the dates indicated or which may be obtained in the future.

(11) NEW AUTHORITATIVE PRONOUNCEMENTS

     SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 121 on July 1, 1996. The adoption of SFAS No. 121 will not have a material effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which is effective for 1996. Under SFAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The Company expects to implement in 1996 the disclosure only provisions, as permitted by SFAS 123.

(12) SUBSEQUENT EVENTS

     (A)  The following events occurred on April 25, 1996:

     The Company's Board of Directors has approved the purchase of an option to acquire the remaining 2,904,016 shares of the Company's
Common Stock owned by its former chairman, Robert E. Brennan.
The proposed purchase price for the option is 70 cents per share, or $2,032,811, which would be credited toward the exercise price of those shares purchased under the option.  The option would be exercisable at a price of $7 per share, plus a portion of any appreciation in the value of a share above $7, based on an agreed
formula.   The option is subject to the approval of the liquidating
trustee, the United States Bankruptcy Court for the District of New Jersey, as well as the New Jersey Casino Control Commission and the New Jersey Racing Commission. No assurances can be given that the option will be finalized or in the event that it is finalized, that it will be approved.

     The Company  announced the resignation of three directors;
Joseph K. Fisher, Louis P. Guida, and George E. Norcross.

     The Company executed an agreement to purchase 15 acres of unimproved land from a subsidiary of ITT Corporation. The land is located directly behind and contiguous to the site of the Company's recently purchased El Rancho Hotel and Casino property
which is being developed through Orion Casino Corporation.   The
purchase of the property allows expanded frontage and room for future expansion and increased parking.

     (B) On May 14, 1996 Robert J. Quigley resigned as Chairman of the Company. Mr. Quigley will continue to serve as a director and President of International Thoroughbred Breeders, Inc. Mr. Joel H. Sterns was elected to serve as a director and to serve the balance of Mr. Quigley's term as Chairman. Mr. Clifford A. Goldman and Mr. Robert Peloquin were elected to the Company's Board of Directors, filling the vacancies created by the resignations.


INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995



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



REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders

International Thoroughbred Breeders, Inc.
and Subsidiaries



     We have reviewed the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc., and subsidiaries as of March 31, 1996, and the related consolidated statement of shareholders' equity for the nine month period then ended, the consolidated statements of operations for the three and nine month periods ended March 31, 1996 and 1995, and the consolidated statement of cash flows for the nine month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet as of June 30, 1995, presented herein for comparative purposes, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 25, 1995, we expressed an unqualified opinion on those consolidated financial statements.






MORTENSON AND ASSOCIATES, P.C.
Certified Public Accountants



Cranford, NJ
May 3, 1996

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 1996
AND FOR THE NINE MONTHS ENDED MARCH 31, 1996


OPERATIONS

     Total revenues for the three months ended March 31, 1996 and 1995 were $17,982,640 and $21,817,483 respectively. Total revenues for the nine months ended March 31, 1996 and 1995 were $52,235,057 and $40,131,014 respectively. The 18% decrease in revenues for the third quarter of the fiscal year are primarily the result of severe weather conditions which negatively impacted live racing and simulcasting by forcing the cancellation of 10 scheduled days at Garden State Park and 6 scheduled days at Freehold Raceway, which significantly reduced racetrack operating revenues. The approximate 30% increase in revenues during the nine month period is primarily the net result of the purchase of Freehold Raceway in January, 1995, which significantly increased racetrack revenues during the comparable periods partially offset by the significantly reduced racetrack revenues during the third quarter as discussed above. Total expenses for the three month period decreased $1,986,201 or 9% primarily as a result of the decrease in the number of race days during the comparable periods. Total expenses increased $13,377,887 for the nine month period primarily as a net result of the purchase of Freehold Raceway, which significantly increased racetrack operating expenses during the comparable period, partially offset by the decrease in expenses during the third quarter as discussed above.

     For the third quarter of fiscal 1996, the Company realized a loss before taxes of $1,130,882 as compared to income before taxes of $717,760 for the comparable quarter in fiscal 1995. The change of $1,848,642 from net income to net loss for the three month period primarily resulted from: 1) a decrease in net income generated by Freehold Raceway during comparable quarters;
2) an increase in net losses realized by Garden State Park as compared to the prior fiscal year; and 3) a decrease in investment revenue for the three month period. For the nine month period ended March 31, 1996, the Company realized a loss before taxes of $151,607 as compared to income of $1,122,237 for the prior fiscal period. The change of $1,273,844 from net income to net loss for the nine month period primarily resulted
from the net effect of:   1) the losses generated by Garden State
Park during the period and the decrease in net income generated
by Freehold Raceway during the third quarter;   2) increased
interest expense of $643,617 primarily associated with the mortgages on Freehold Raceway for the comparable periods; and 3) a decrease in investment revenue for the nine month period; partially offset by 4) the net increased income generated by the purchase of Freehold Raceway during the nine month period.

     Depreciation expense for the three and nine months ended
March 31, 1996 was $356,872 and $1,087,128 as compared to
$329,972 and $616,458 for the comparable periods during fiscal
1995. The $470,670 nine month increase was primarily associated with the purchase of Freehold Raceway.

Garden State Park:

     Quarterly and year-to-date net operating income and losses at Garden State Park for the current fiscal year as compared to last year are as follows:

                        Net Income (Loss)             Net Increase
                   Fiscal 1996    Fiscal 1995         (Decrease)
1st Quarter    $      66,313    $  295,903          $   (229,590)
2nd Quarter          187,723       557,014              (369,291)
3rd Quarter       (1,567,751)     (178,785)           (1,388,966)
Year to Date   $  (1,313,715)   $  674,132          $ (1,987,847)

     During the fiscal quarter ended March 31, 1996, Garden State's revenue decreased $2,109,435 or 21% from $9,903,491 for the third quarter of fiscal 1995 to $7,794,056 for the comparable quarter in fiscal 1996, primarily reflecting the effect of severe weather conditions which negatively impacted live racing and simulcasting by forcing the cancellation of 10 scheduled days at Garden State Park which resulted in significantly reduced operating revenues. Total expenses for the third quarter of fiscal 1996 decreased $720,469 or 7% from $10,082,276 for the third quarter of fiscal 1995 to $9,361,807 for the comparable quarter in fiscal 1996 primarily as a result of the decrease in the number of live racing dates. The net effect of decreased revenues and expenses primarily accounted for the track's net loss of $1,567,751 for the three months ended March 31, 1996, an increased loss of $1,388,966 from a loss of $178,785 during the three months ended March 31, 1995.

     During the nine months ended March 31, 1996 Garden State's revenue decreased $3,124,152 or 11% when compared to the same
period last year, primarily reflecting;    1) a general decrease
in revenues generated by simulcasting to and from the other New Jersey racetracks partially offset by increased revenues generated by out-of-state simulcasting; 2) decreased revenues
generated by live on-track racing;   in addition to  3) the
significant decrease in revenues during the third quarter as a result of the severe weather conditions as discussed above. Expenses decreased $1,136,305 or 4% for the nine months ending March 31, 1996 when compared to the same period last year primarily as a result of the decrease in the number of live racing dates. Garden State Park realized a loss, before interest due to the parent, of $1,313,715 for the nine month period ended March 31, 1996 as compared to income of $674,132 for the nine months ended March 31, 1995.

     On-track wagering during the 1996 Thoroughbred Meet, through March 31, 1996, averaged $163,000 over 33 dates of live racing.
During the 1995 Thoroughbred Meet, through March 31, 1995, on-track wagering averaged $210,573 over 42 dates of live racing.







    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
           AND SUBSIDIARIES

    MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
    AND RESULTS OF OPERATIONS
    FOR THE QUARTER ENDED MARCH 31, 1996
    AND FOR THE NINE MONTHS ENDED MARCH 31, 1996



       The following summarizes the average handle associated with the simulcast activity at Garden State Park during the nine months of both fiscal 1996 and 1995.



                                       July 1 thru  March 31,
                                           FISCAL 1996
                                        Number     Average
                                       of Days      Handle

    SIMULCAST OF GARDEN STATE
    PARK RACES TO:

    In-State Tracks                (T)      33 $     269,913
    Out-Of-State Tracks            (T)      33       923,388
    Casinos                        (T)      33        29,276

    In-State Tracks                (S)      53       391,232
    Out-Of-State Tracks            (S)      53       929,190
    Casinos                        (S)      53        36,553

    SIMULCAST OF RACES TO GARDEN
    STATE PARK  FROM:

    Monmouth Park                  (T)      48 $      70,985
    Atlantic City Racetrack        (T)      38        46,048
    The Meadowlands                (T)      66        76,023
    Freehold Racetrack             (S)     160        27,628
    The Meadowlands                (S)     103        71,769
    Out-Of-State Tracks           (T,S)    269       241,856

     T=Thoroughbred Races     S=Standardbred (Harness) Races


                                       July 1 thru  March 31,
                                           FISCAL 1995
                                        Number     Average
                                       of Days      Handle

    SIMULCAST OF GARDEN STATE
    PARK RACES TO:

    In-State Tracks                (T)      42 $     323,678
    Out-Of-State Tracks            (T)      42       784,245
    Casinos                        (T)      42        44,153

    In-State Tracks                (S)      55       456,522
    Out-Of-State Tracks            (S)      55       658,699
    Casinos                        (S)      55        35,578

    SIMULCAST OF RACES TO GARDEN
    STATE PARK  FROM:

    Monmouth Park                  (T)      49 $      86,378
    Atlantic City Racetrack        (T)      40        69,464
    The Meadowlands                (T)      69       106,952
    Freehold Racetrack             (S)     174        33,307
    The Meadowlands                (S)     109        92,009
    Out-Of-State Tracks           (T,S)    273       229,308

      T=Thoroughbred Races    S=Standardbred (Harness) Races




     Garden State Park's 1995 Thoroughbred Meet began on January 12, 1996 and is scheduled to run through May 24, 1996. During the third quarter, severe inclement weather, which has affected the northeastern portion of the United States, caused the Company to cancel 10 nights of scheduled Thoroughbred racing and nine nights of simulcast receiving. Attendance and handles on many of the completed live racing programs were also adversely affected by weather conditions. This severe weather, which also caused most other racetracks in the northeastern United States to limit their live racing programs, has had an adverse impact on earnings from live racing programs during the quarter. At this time it is uncertain whether all or a portion of the lost live racing days will be rescheduled. Racing was conducted on a three night a week basis during January and is scheduled for four nights a week during the remainder of the meet, for a total of 74 racing dates. Racing will be conducted at night on all dates included in the schedule.

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

     During the fiscal quarter ended March 31, 1996, Freehold Raceway's revenue decreased $1,629,749 or 14% from $11,666,608 for the third quarter of fiscal 1995 to $10,036,859 for the comparable quarter in fiscal 1996, primarily reflecting the effect of severe weather conditions which negatively impacted live racing and simulcasting by forcing the cancellation of 6 scheduled racing days which resulted in significantly reduced operating revenues. Total expenses for the third quarter of fiscal 1996 decreased $1,229,140 or 12% from $10,158,065 to
$8,928,925 primarily as a result of the decrease in the number of live racing dates. The net effect of decreased revenues and expenses primarily accounted for the track's decrease in operating income of $400,609, from income before taxes of $1,508,543 for the three months ended March 31, 1995 to income before taxes of $1,107,934 for the three months ended March 31, 1996.

     Revenues and expenses of Freehold Raceway for the nine month period were $27,690,313 and $24,051,463 respectively. During the nine months ended March 31, 1996, Freehold Raceway realized income of $3,638,850 before income tax and interest due the parent company.

     During 1996, Freehold Raceway will race 207 days under two separate identities. ACH's meet, which began on January 1, will continue through May 27 and FRA will operate from August 15 thru
December 31.    During the third quarter, severe inclement
weather, which has affected the northeastern portion of the United States, caused the Company to cancel 6 days of scheduled racing and three days of simulcast receiving. Attendance and handles on many of the completed live racing programs were also adversely affected by weather conditions. This severe weather, which also caused most other racetracks in the northeastern United States to limit their live racing programs, has had an adverse impact on earnings from live racing programs during the quarter. At this time it is uncertain whether all or a portion of the lost live racing days will be rescheduled.

     The following table summarizes the average live on-track handle for the three and nine month fiscal periods.


                    FISCAL 1996                   FISCAL 1995

               Number of Days  Average Handle   Number of Days Average Handle
ACH - Jan. 1 thru
 March 31(3 Months)   61       $  241,099           65          $  286,472
FRA - July 1 thru
 Dec. 31 (6 Months)   99          283,361          109             323,099
TOTAL (9 Months)     160       $  267,249          174          $  304,776








    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
           AND SUBSIDIARIES

    MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
    AND RESULTS OF OPERATIONS
    FOR THE QUARTER ENDED MARCH 31, 1996
    AND FOR THE NINE MONTHS ENDED MARCH 31, 1996



         The following summarizes the average handle associated with the simulcast activity at Freehold Raceway during the nine months ended March 31, 1996 and 1995.

                                      July 1 thru  March 31,
                                           FISCAL 1996
                                        Number     Average
                                       of Days      Handle
    SIMULCAST OF FREEHOLD RACEWAY
    RACES TO:

    In-State Tracks (ACH)          (S)      61 $     175,620
    Out-Of-State Tracks (ACH)      (S)      61       383,131
    Casinos (ACH)                  (S)      61        22,430

    In-State Tracks (FRA)          (S)      99       170,226
    Out-Of-State Tracks (FRA)      (S)      99       392,704
    Casinos (FRA)                  (S)      99        23,937

    SIMULCAST OF RACES TO
    FREEHOLD RACEWAY FROM:

    Garden State Park              (T)      33 $      24,664
    Garden State Park              (S)      53        80,887
    The Meadowlands                (S)     103       123,087
    The Meadowlands                (T)      66        51,717
    Atlantic City Race Course      (T)      38        37,932
    Out-Of-State Tracks           (T,S)    257       219,724

     T=Thoroughbred Races    S=Standardbred (Harness) Races


                                      July 1 thru  March 31,
                                           FISCAL 1995
                                        Number     Average
                                       of Days      Handle
    SIMULCAST OF FREEHOLD RACEWAY
    RACES TO:

    In-State Tracks (ACH)          (S)      66 $     181,766
    Out-Of-State Tracks (ACH)      (S)      66       320,110
    Casinos (ACH)                  (S)      66        24,547

    In-State Tracks (FRA)          (S)     109       187,372
    Out-Of-State Tracks (FRA)      (S)     109       292,914
    Casinos (FRA)                  (S)     109        25,304

    SIMULCAST OF RACES TO
    FREEHOLD RACEWAY FROM:

    Garden State Park              (T)      43 $      33,015
    Garden State Park              (S)      55        83,228
    The Meadowlands                (S)     106       128,505
    The Meadowlands                (T)      69        63,736
    Atlantic City Race Course      (T)      38        54,072
    Out-Of-State Tracks           (T,S)    260       179,998

     T=Thoroughbred Races      S=Standardbred (Harness) Races





LIQUIDITY AND FINANCIAL RESOURCES

Consolidated and Racetracks

     The Company's working capital as of March 31,1996 was a negative $18,508,387 which represents a decrease of $26,058,122 from March 31, 1995. The decrease is primarily the net result of: 1) the utilization of approximately $12,600,000 in cash associated with the purchase of the El Rancho Hotel and Casino property in addition to the use of approximately $2,600,000 associated with the development of the proposed gaming project (See Note 3); 2) the $500,000 net effect of increased long term financing of $6,000,000 to pay off $6,500,000 in short term debt related to the El Rancho acquisition; 3) the effect of classifying a $14,000,000 mortgage associated with the purchase of the El Rancho Hotel and Casino property and a $1,325,000 note associated with Freehold Raceway as current liabilities; 4) capital improvements of approximately $2,000,000 at the two racetracks; 5) a net increase in cash of approximately $5,440,000 as a result of a Regulation S "Offshore" private offering (See
Note 8);  and 6) increased cash flows from operations.

     It is currently estimated that the Company is committed to a minimum of $4,400,000 in carrying costs of the El Rancho property and in development costs until June, 1996. Subsequent to June 30, 1996, carrying costs of the El Rancho property will be approximately $3,200,000 per year for capitalized interest, real estate taxes, security, maintenance and other related costs.
Development costs for legal, professional and consulting costs incurred for a prospective gaming project on the El Rancho property are estimated to be approximately $6,600,000 during the fiscal year ended June 30, 1997. A promissory note associated with the purchase of the El Rancho Hotel and Casino in Las
Vegas, Nevada in the amount of $6,500,000 together with accrued interest at a rate of 8% was due and paid during the quarter.
During the third quarter of this fiscal year, the Company obtained long term financing repayable in March, 1998 of $6,000,000 at a 10% interest rate which was used to make the payment due in March, 1996. One half or $3,000,000 of the liability is secured by a promissory note on the 56 acre parcel of land currently under agreement of sale (See Note 6). An assumed $14,000,000 first mortgage note at a 13% interest rate is due December 20, 1996 (the Company and LVEN are each responsible for one-half of the 13% interest payments due on July 25, 1996 and December 20, 1996) and a $10..5 million, at an 8% interest rate, second mortgage note which is payable only to the extent that certain contingent events occur (See Note 3). The Company made a non-refundable deposit of $235,000 in April, 1996 for a parcel of land associated with the gaming development project and is committed to an additional $2,115,000 in periodic non-refundable deposit payments during the course of evaluating the purchase (See Note 12A). A purchase money mortgage note previously executed by Freehold Raceway has a balloon payment of $1,405,000 due on August 20, 1996.

     On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for a proposed borrowing of $30,000,000. The financing arrangement, secured by Garden State Park and a second mortgage on Freehold Raceway will be for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage secured by the El Rancho property, which will be used to pay off the note due on December 20, 1996 (See Note 3). Final terms are currently being negotiated and closing is expected before May 31, 1996. No assurances can be given that the financing will be completed or that the borrowing will be approved for the amount intended.

     The Company's Board of Directors has approved the purchase of an option to acquire the remaining 2,904,016 shares of the Company's Common Stock owned by its former chairman, Robert E. Brennan.
The proposed purchase price for the option is 70 cents per share, or $2,032,811, which will be credited toward the exercise price of those shares purchased under the option. The option will be exercisable at a price of $7 per share, plus a portion of any appreciation in the value of a share above $7, based on an agreed formula. The transaction is subject to the approval of the liquidating trustee, the United States Bankruptcy Court for the District of New Jersey, as well as the New Jersey Casino Control
Commission and the New Jersey Racing Commission. No assurances can be given that the option will be finalized or in the event that it is finalized, that it will be approved (See Note 12A).

     It is anticipated that the Company's needs will be funded through any or several of the following sources; funds generated by operations, the issuance of debt (See Note 12A), sale of stock and or sale of excess land at Garden State Park (See Note 6). Presently, the property at Garden State Park is unencumbered with debt or mortgage. The property at Freehold Raceway and the El Rancho Hotel and Casino are encumbered with mortgages.

SEASONALITY AND EFFECT OF INCLEMENT WEATHER

     Horse racing is conducted outdoors, therefore a number of variables contribute to the seasonality of the business, most importantly weather. Weather conditions, particularly during the winter months, sometimes cause cancellation of races or severely curtail attendance, which reduces wagering and live racing and simulcast signals. Attendance and wagering also have been adversely affected by major winter storms which have affected the entire Northeast part of the country during the 1995-96 winter season.

     In addition a disproportionate amount of ITB's revenue is received during the period September through May of each year because Garden State Park and Freehold Raceway only conduct simulcasting during the summer months. As a result, the company's revenue and net income have been greatest in the second and third quarters of the year.

INFLATION

     To date, inflation has not had a material effect on the Company's operations.


INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

PART II

OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

     (a) The Registrant's Annual Meeting of Stockholders was held on Wednesday, February 21, 1996.

     (b) At said meeting, the following eight individuals were elected by the following vote to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified.

                                  FOR                 AGAINST

          Roger Bodman             7,712,161           27,662
          Charles R. Dees, Jr.     7,711,338           28,486
          Joseph K. Fisher         7,711,173           28,641
          Louis P. Guida           7,712,013           27,811
          Francis W. Murray        7,711,590           28,233
          George E. Norcross III   7,711,032           28,642
          Robert J. Quigley        7,696,213           43,611
          Arthur Winkler           7,711,205           28,618

     (c) (1) At said meeting, 395,991 shares of Common Stock were voted in favor of and 6,144,270 shares were voted against a shareholder proposal to require the Registrant's officers and directors to apply 10% of their salary and other compensation to buy shares of the Registrant's Common Stock, so that the proposal was not adopted.

          (2) At the meeting, 368,750 shares of Common Stock were voted in favor of and 6,136,261 shares were voted against a shareholder proposal to discontinue use of all options, rights, SARs, etc. after termination of existing agreements with management and directors, so that the proposal was not adopted.

Item 6.     Reports on Form 8-K

     During the quarter ended March 31, 1996 the registrant filed a current report on Form 8-K dated February 8, 1996 reporting the following:

          Item 2 - Acquisition of Assets

                    The purchase of the El Rancho Hotel and
                    Casino property in Las Vegas, Nevada.

          Item 7 - Financial Statements, Pro Forma FinancialInformation and Exhibits

                    Unaudited pro forma combined condensed
                    balance sheet as of December 31, 1995 and the unaudited pro forma combined condensed statements of operation for the six months ended December 31, 1995 and the year ended
                    June 30, 1995.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





INTERNATIONAL THOROUGHBRED BREEDERS, INC.




May 10, 1996             /s/Robert J. Quigley
                              Robert J. Quigley
                              Chairman and President




May 10, 1996                  /s/William H. Warner
                              William H. Warner
                              Treasurer, Principal Financial and
                              Accounting Officer