Form 10-K/A
period 1995-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1996-09-20
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                FORM 10-K/A



                    AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
            (Exact name of registrant as specified in charter)

                      Commission File Number: 0-9624

                              AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items of its Annual Report for the year ended June 30, 1995 on Form 10-K as set forth in the pages attached hereto:

                             Amending Part II

                     Item 6 - Selected Financial Data

            Item 7 - Management's Analysis of Financial Conditions
                          and Results of Operations

           Item 8 - Financial Statements and Supplementary Data

                             Amending Part III

         Item 13 - Certain Relationships and Related Transactions

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                         International Thoroughbred Breeders, Inc.
                                      [Registrant]


                         By/s/Joel Sterns____________________________
                          Joel H. Sterns, Chairman of the Board

                         By/s/Robert J. Quigley________________________
                           Robert J. Quigley, President

                         By________________________________________
                           William H. Warner, Principal
                              Financial and Accounting Officer
Date: September 20, 1996


PART II

Item 6 - SELECTED FINANCIAL DATA

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
      AND SUBSIDIARIES

                                        Years Ended June 30,

                                      1995                1994

Revenue from Operations      $        55,744,950 $        37,334,236
Investment Income Revenue              3,437,788           3,343,274

    Total Revenue            $        58,182,738 $        40,677,510

Income(Loss) from
  Continuing Operations      $         2,514,052 $         2,500,595

Net Income (Loss)            $         2,398,452 $         2,500,595

Net Income (Loss) from
  Continuing Operations
  per Common Share           $              0.26 $              0.26

Working Capital (Deficiency) $         9,202,399 $        16,757,837

Total Assets                 $        97,469,045 $        74,433,411

Short Term Debt              $         1,441,399 $            40,000

Long-Term Debt               $        15,510,257 $        -0-

Shareholders' Equity         $        72,206,437 $        69,807,985

Cash Dividends Per Share     $        -0-        $        -0-

Weighted Average Number
 of Shares                             9,551,369           9,547,900

Common Shares Outstanding              9,551,386           9,551,255

                                        Years Ended June 30,

                                      1993                1992
Revenue from Operations      $        38,478,067 $        39,505,622
Investment Income Revenue              3,394,805           5,610,502

    Total Revenue            $        41,872,872 $        45,116,124

Income(Loss) from Continuing
 Operations                  $        (3,543,567)$        (7,266,183)

Net Income (Loss)            $       (29,410,166)$        (6,466,152)

Net Income (Loss) from
Continuing Operations per
Common Share                 $             (0.40)$             (1.49)

Working Capital (Deficiency) $        14,128,362 $        (2,098,249)

Total Assets                 $        72,263,542 $       204,235,883

Short Term Debt              $            35,418 $         2,900,896

Long-Term Debt               $            50,000 $        24,885,264

Shareholders' Equity         $        67,307,389 $       171,203,740

Cash Dividends Per Share     $        -0-        $        -0-

Weighted Average Number
of Shares                              8,950,025           4,868,001

Common Shares Outstanding              9,511,415           4,869,046



                               Years Ended June 30,
                                      1991
Revenue from Operations      $        67,657,622
Investment Income Revenue              3,725,168

    Total Revenue            $        71,382,790

Income(Loss) from Continuing
  Operations                 $       (10,977,558)

Net Income (Loss)            $         4,288,480

Net Income (Loss) from
 Continuing Operations per
  Common Share               $             (2.16)

Working Capital (Deficiency) $         2,434,656

Total Assets                 $       211,083,683

Short Term Debt              $         3,883,608

Long-Term Debt               $        24,920,282

Shareholders' Equity         $       177,669,892

Cash Dividends Per Share     $        -0-

Weighted Average Number
 of Shares                             5,090,256

Common Shares Outstanding              4,867,507



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




ITEM 7.   MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND
          RESULTS OF OPERATIONS



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

(B)  Operations

     During the year ended June 30, 1995, the Company realized after tax income of $2,398,452 in comparison to after tax income in the prior fiscal year of $2,500,595. The $102,143 or 4% decrease in net income is primarily the net result of: 1) the net increased income generated by the purchase of Freehold Raceway; reduced by 2) the increased costs associated with casino gaming development; 3) interest expense of $556,799 associated with the mortgages on Freehold Raceway; 4) a decrease in income from breeding operations; and 5) an increase in general and administrative expenses primarily associated with the purchase of Freehold Raceway. Total revenues increased by approximately 45% from $40,677,510 in fiscal 1994 to $59,182,738 in fiscal 1995 primarily as a net result of the purchase of Freehold Raceway, which significantly increased racetrack revenues for the comparable periods. Total expenses increased $18,491,771 or 48% from $38,176,915 in fiscal 1994 to $56,668,686 in fiscal 1995 primarily as a
result of:    1) significant additional operating and interest expenses
during the second half of fiscal 1995 as a result of the purchase of Freehold Raceway; and 2) increased corporate expenses during comparable periods of approximately $620,000 associated with the development of casino gaming within racetrack structures and with the development of other potential casino gaming operations, via the Company's subsidiary, International Thoroughbred Gaming Development Corporation ("ITG").

     Management believes that the breeding operation has become insignificant to the overall operation of the Company. The breeding operation recognized a loss before taxes of $2,041 for the fiscal year ended June 30, 1995 as compared to income of $171,337 for the comparable period in fiscal 1994.

     During the year ended June 30, 1995, the Company realized investment income of $3,437,788. This represents an increase of $94,514 from the 1994 investment income of $3,343,274. This increase is primarily the result of an increase in short term investment gains.

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

     Simulcasting, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 75% of revenue while live racing and other income accounted for approximately 25% of revenue at Garden State Park during fiscal 1995 and 1994.


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

     During the current fiscal year (July 1, 1993 to June 30, 1994) Garden State Park ran its ninth standardbred (harness) meet from September 8, 1993 through December 11, 1993 (55 dates) and its tenth thoroughbred meet from January 13, 1994 through May 28, 1994 (62 dates). During these race meetings, Garden State Park simulcasts its live racing to out-of-state racetracks in addition to other racetracks in New Jersey. Simulcasting of the live race meetings into certain Atlantic City casinos was also conduted during the year. Simulcasting into the racetrack from out-of-state racetracks and New Jersey racetracks continues throughout the fiscal year.

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






























Item 8.   Financial Statements and Supplementary Data.


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

See Notes to Financial Statements.


















  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
  AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED JUNE 30, 1995, 1994  AND 1993


                                   Years Ended June 30,
                                           1995                  1994
REVENUES:
  Revenue from Operations        $          55,744,950 $          37,334,236
  Investment Income                          3,437,788             3,343,274
     TOTAL REVENUES                         59,182,738            40,677,510

EXPENSES:
  Cost of Revenues                          17,342,134            10,416,610
  Operating Expenses                        29,892,282            22,088,521
  Depreciation & Amortization                  965,026               544,344
  General & Administrative Expenses          7,912,445             5,127,440
  Interest Expense                             556,799                     0
     TOTAL EXPENSES                         56,668,686            38,176,915

INCOME (LOSS) FROM OPERATIONS BEFORE
  TAXES, NON-OPERATING INCOME (LOSS) AND
  EXTRAORDINARY ITEM                         2,514,052             2,500,595

NON-OPERATING LOSS                                   0                     0

INCOME (LOSS) BEFORE TAXES AND
  EXTRAORDINARY ITEM                         2,514,052             2,500,595

LESS: Income Tax Expense                       115,600                     0

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                         2,398,452             2,500,595

EXTRAORDINARY ITEM:
  Gain on Extinguishment of Debt                     0                     0

NET INCOME (LOSS)                $           2,398,452 $           2,500,595

PER SHARE:
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM              $                0.25 $                0.26

NET INCOME (LOSS)                $                0.25 $                0.26



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


See Notes to Financial Statements.


                                       Capital
                                      in Excess          Retained
                                        of Par           Earnings

BALANCE - JUNE 30, 1992                190,248,343        (73,319,770)

   Sale of Common Stock From
     Rights Offering                      (286,377)               ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992             (25,656)               ---
   Exchange of Preferred Stock
    for Common Stock                       391,824                ---
   Quasi-reorganization
     Revaluation adjustments, net      (83,480,014)               ---
     Transfer to additional capital   (102,729,936)       102,729,936
   Net (Loss) for the Year Ended
    June 30, 1993                              ---        (29,410,166)

BALANCE - JUNE 30, 1993                  4,118,184                  0

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13,1992               (4,022)               ---
   Exchange of Preferred Stock for
    Common Stock                         7,846,443                ---
   Net Income for the Year Ended
     June 30,1994                              ---          2,500,596

BALANCE - JUNE 30, 1994                 11,960,605          2,500,596

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                (962)               ---
   Net Income for the Year Ended
    June 30,1995                               ---          2,398,452

BALANCE - JUNE 30, 1995                 11,959,643          4,899,048


See Notes to Financial Statements.


                                        Total
BALANCE - JUNE 30, 1992                171,203,740

   Sale of Common Stock From
    Rights Offering                      8,993,829
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
     effected on March 13, 1992                ---
   Exchange of Preferred Stock for
    Common Stock                               ---
   Quasi-reorganization
     Revaluation adjustments, net      (83,480,014)
     Transfer to additional capital              0
   Net (Loss) for the Year Ended
    June 30, 1993                      (29,410,166)

BALANCE - JUNE 30, 1993                 67,307,389

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
     Split effected on March 13, 1992          ---
   Exchange of Preferred Stock for
     Common Stock                              ---
   Net Income for the Year Ended
    June 30, 1994                        2,500,596

BALANCE - JUNE 30, 1994                 69,807,985

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992          ---
   Net Income for the Year Ended
    June 30, 1995                        2,398,452

BALANCE - JUNE 30, 1995                 72,206,437

See Notes to Financial Statements.










INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES


  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED JUNE 30, 1995, 1994  AND 1993


                                                    Years Ended June 30,
                                                  1995                1994
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash Received from Customers         $        56,605,775 $       36,888,487
    Cash Paid to Suppliers and Employees         (57,406,149)       (38,174,512)
    Interest Received                                677,488            420,460
    Mortgage Interest Received                             0                  0
    Interest Paid                                   (160,674)                 0
    Cash Used to Purchase Trading Securities      (1,634,000)        (7,225,000)
    Cash Received from Sale of Trading
      Securities                                   4,498,485         10,107,546
    Change in Restricted Cash & Investments          (21,339)          (745,055)
  NET CASH PROVIDED BY OPERATIONS                  2,559,585          1,271,926

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Livestock                  178,359            473,164
    Proceeds from Sale of Equipment                    8,500             67,000
    Decrease in Mortgage Receivable                        0                  0
    Purchase Freehold Racetrack -
      Net of Cash Received                           (94,602)                 0
    Capital Expenditures                          (1,090,904)        (1,019,886)
   (Increase)Decrease in Other
       Investment Activity                          (187,188)           (18,349)

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                           (1,185,835)          (498,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of Common Stock                                   0                  0
    Principal Payments on Acquired Debt
      Freehold                                    (5,169,098)                 0
    Principal Payments on Long Term Notes           (479,449)           (35,418)

  NET CASH USED BY FINANCING ACTIVITIES           (5,648,547)           (35,418)

NET INCREASE(DECREASE)  IN CASH AND
CASH EQUIVALENTS                                  (4,274,797)           738,437
        CASH AND CASH EQUIVALENTS AT
           BEGINNING OF YEAR                      16,076,091         15,337,655

        CASH AND CASH EQUIVALENTS AT
           END OF THE YEAR               $        11,801,294 $       16,076,091




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



See Notes to Financial Statements.


                                           Years Ended June 30,
                                                  1993
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

 NET INCOME (LOSS)                      $        (29,410,166)

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and Amortization                 5,601,887
     (Gain)Loss on Disposal of Investment                  0
     (Gain)Loss on Sale of Buildings &
       Equipment                                       2,136
     (Gain) Loss on Sale of Livestock                 52,042
     Non Operating (Income)Loss                   27,599,230
     Extraordinary Item                           (1,732,631)
     Changes in Assets and Liabilities -
     (Increase)Decrease in Restricted Cash          (386,739)
     (Increase)Decrease in Accounts Receivable        99,682
     (Increase)Decrease in Mortgage Receivable       264,042
     (Increase)Decrease in Other Assets              (34,979)
     (Increase)Decrease in Notes Payable                   0
     (Increase)Decrease in Accrued Interest          512,600
     (Increase)Decrease in Inventory                   2,722
     (Increase)Decrease in Prepaid Expenses          (11,806)
     Increase(Decrease) in Account Payable
       and Accrued Expenses                         (853,375)
     Increase(Decrease) in Deferred Income           195,477

     TOTAL ADJUSTMENTS                            31,310,288

  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                           $         1,900,122



See Notes to Financial Statements.



INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1995, 1994, AND 1993


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

     Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by analyzing the projected undiscounted cash flow from related operations

     (E) Revenue Recognition - The Company recognizes the revenues associated with horse racing at Garden State Park and Freehold Raceway as they are earned. Costs and expenses associated with horse racing revenues are charged against income in those periods in which the horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. Deferred income primarily consists of prepaid purse income.

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


                                      International Thoroughbred Breeders, Inc.
                                     Pro Forma Combined Results of Operations
                                           For The Years Ended June 30,


                                                   1995                 1994
Total Revenues                              $ 81,708,421         $73,421,902

Net Earnings                                   4,327,260           4,389,154

Net Earnings
    Per Common Share                        $       0.45         $      0.46

Weighted Average Number of Shares
Outstanding                                    9,551,369           9,547,900


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

                                                             Accumulated
     June 30,1995               Adjusted     Depreciation  Depreciation June
         Class                   Basis          Charged       30, 1995

Land                        $  45,605,000   $       N/A     $         N/A

Building & Improvement (A)     28,691,090       685,154         1,222,800

Furniture, Fixtures,
  Machinery & Equipment         3,666,168       220,709           346,224

Broodmares
  & Other Horses (B)               17,517         1,000             1,000

Stallion Shares                         0             0                 0

Totals                      $  77,979,775    $  906,863     $   1,570,024

                                                               Accumulated
        June 30, 1994           Adjusted       Depreciation  Depreciation June
            Class                Basis           Charged        30, 1994
Land                         $  38,000,000     $      N/A    $       N/A

Building & Improvements (A)     14,133,715        427,048        537,646

Furniture, fixtures,
  Machinery & Equipment          1,800,630        109,046        136,387

Broodmares
  & Other Horses (B)                56,954              0              0

Stallion Shares                    130,997          8,250         126,998

Totals                       $  54,122,296     $   544,344    $   801,031


(A) Includes property not yet placed in service costing $21,520 and $439,694 as of June 30, 1995 and 1994 respectively, on which no depreciation was taken.

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

(5)  NOTES AND MORTGAGES PAYABLE

     ( A ) On February 2, 1995, the Company entered into an agreement with the former owner of FRA whereby the $12.5 million balance of the purchase price of the Freehold Raceway (See Note 2) was financed by an eight year promissory note at 80 percent of the prevailing prime rate, adjusted on each anniversary date, not to exceed 6 percent. Yearly principal and interest payments during the first five (5) years commencing January 31, 1996 shall be paid based upon a twenty (20) year principal amortization schedule. During each of the next three (3) years, commencing January 21, 2001, yearly principal and interest payments shall be based upon a ten (10) year amortization schedule. On December 31, 2003, the entire unpaid principal balance, together with any accrued interest, becomes due and payable. At January 31, 1995, the prime rate was 8.5 percent, therefore interest due on the note for the first year shall be calculated at 6 percent. The note is secured by a mortgage on the land and buildings at Freehold Raceway and other collateral. At June 30, 1995, $625,000 of the principal balance was classified as short term and $11,875,000 was classified as long term.

     ( B ) On February 2, 1995, the Company and the seller of FRA each advanced to FRA $2,584,549 to retire the $5.2 million existing debt on FRA. The seller and ITB received from FRA promissory notes evidencing the indebtedness secured by mortgages on the racetrack property and other collateral. Equal monthly principal installments of $18,750 beginning on March 1, 1995 shall be paid to the seller together with accrued interest. Interest shall be calculated at 80% of the prime rate at January 31 of each year. The first year interest payments shall be calculated at 6.8 percent. At June 30, 1995, $225,000 of the principal balance was classified as short term and $2,265,799 was classified as long term.

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







    Notes and Mortgages Payable are summarized below:

                                       June 30, 1995

                    Interest %         Current       Long-term

    Freehold
        Raceway:

    Mortgage (A)    80% of Prime     $     625,000 $  11,875,000
                 (not to exceed 6%)

    Mortgage (B)    80% of Prime           225,000     2,265,799

    Note (C)        Prime                  480,000     1,445,000

    Notes-Other     Various                 11,399        13,298

    Garden State
        Park:

    Notes                  N/A             -0-           -0-

    Totals                           $   1,341,399 $  15,599,097


                                       June 30, 1994

                    Interest %         Current       Long-Term

    Freehold
        Raceway:

    Mortgage (A)    80% of Prime     $     -0-     $     -0-
                (not to exceed 6%)

    Mortgage (B)    80% of Prime           -0-           -0-

    Note (C)        Prime                  -0-           -0-

    Notes-Other     Various                -0-           -0-

    Garden State
        Park:

    Notes                  N/A              40,000       -0-

    Totals                           $      40,000 $     -0-


    Annual maturities of the Company's consolidated long-term debt as of June 30, 1995 are as follows:

     To June 30, 1997              $ 2,306,399
     To June 30, 1998                  851,899
     To June 30, 1999                  850,000
     To June 30, 2000                  850,000
     To June 30, 2001                  850,000
     Future Payments                 9,890,799

            Total                  $15,599,097



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

     The Company has lease contracts for various equipment and maintenance contracts at Garden State Park and Freehold Raceway. The majority of these contracts are based upon the daily average of the pari-mutuel wagers accepted during the Company's racing meets with a minimum per day. The minimum rental payments for the next five years are based on 130 and 208 annual racing dates at Garden State Park and Freehold Raceway,respectively.

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

     On August 16, 1986, a putative "class action" was filed against the Company, its Garden State Race Track, Inc. subsidiary, First Jersey
Securities, Inc. ("First Jersey"), two other broker-dealers, the Company's Chairman of the Board and principal stockholder, and ten other present and former directors of the Company alleging various violations of federal securities laws and other statutes. On July 8, 1987, another putative "class action" was filed against the Company, First Jersey, another broker-dealer, the Company's Chairman of the Board and principal stockholder, and six other present and former directors of the Company alleging various violations of federal securities laws and other statutes. During fiscal 1988, based upon a change of venue motion which had been filed by the Company, the U.S. District Court transferred both cases from the Southern District of New York to the District of New Jersey. On June 7, 1988 a consolidated amended complaint was filed by the plaintiffs in the two putative "class action" suits described above in federal court in Trenton. This complaint was substantially similar to the original suits filed separately except to name eleven current and former directors as defendants. On July 27, 1989, based upon motions which had been filed by the Company, the United States District Court, District of
New Jersey dismissed several, but not all, of the claims and allegations contained in the consolidated amended complaint. On October 20, 1993, the
United States District Court for the District of New Jersey signed an order granting preliminary approval to a proposed partial settlement of the claims. Although the Company believes this lawsuit is totally without merit, it has incurred approximately $1,150,000 in legal expense in defending against the lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. In order to avoid further expense, inconvenience and delay and to dispose of this expensive, burdensome and protracted litigation, the Company executed a proposed partial Settlement Agreement. The proposed partial settlement required the Company to make a $250,000 settlement payment and an additional payment of up to $150,000 contingent upon receipt of future amounts by the Company from its sale of the Philadelphia Park mortgage note. On January 25, 1995, the Company agreed to modify the terms of the agreement pertaining to the Philadelphia Park mortgage note which provides that no additional pyaments will be made. The settlement disposes of all class claims made against the Company, its officers and directors and all derivative claims made on behalf of the
Company against all parties in the litigation. As part of the proposed settlement, the Company's directors and officers' liability insurance carrier will pay $3,125,000 plus an additional $4,125,000 which latter amount is subject to reduction on a dollar for dollar basis in the event of collections
from certain non-settling defendants.   On April 12, 1994, an order was
entered approving the settlement agreement and entering a final judgment of dismissal of the plaintiffs claims against the Company and the Director defendants in their capacity as officers and directors of the Company.
Certain non-settling defendants appealed the order approving the settlement.
On March 27, 1995, the United States Court of Appeals for the Third Circuit affirmed the district court's approval of the settlement.

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

A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                       Years ended June 30,

                                        1995          1994           1993
Income Taxes at the Federal
              Statutory Rate      $  815,473     $ 850,202     $       -0-


Utilization of Tax Depreciation     (815,473)     (850,202)            -0-


State Income Tax - Net of
          Federal Tax Benefit        115,600           -0-             -0-


Provisions for Income Taxes       $  115,600     $     -0-     $       -0-


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

                          4th               3rd           2nd          1st
                        Quarter           Quarter       Quarter      Quarter
                                               Fiscal 1995


Revenues            $  15,606,532     $  21,527,590  $ 10,516,821  $ 7,094,007
Gross Profit        $  11,318,717     $  13,986,608  $  7,281,861  $ 5,815,630
  (Aproximate)
Net Profit\(Loss)   $   1,276,215     $     717,760  $    357,866  $    46,610
Net Profit\(Loss)
Per Share           $         .13     $         .08  $        .04  $       .00

                          4th             3rd             2nd           1st
                        Quarter         Quarter         Quarter       Quarter
                                              Fiscal 1994

Revenues             $  9,961,805     $ 8,628,778    $ 11,282,588  $ 7,461,065
Gross Profit         $  6,879,022     $ 6,031,956    $  7,634,399  $ 6,372,250
  (Approximate)
Net Profit\(Loss)    $  1,000,142     $  (873,198)   $  1,842,283  $   531,368

Net Profit\(Loss)
Per Share            $        .10     $      (.09)   $        .19  $       .06


(13)    PENSION PLAN

   The Company has a deferred compensation plan pursuant to section 401(k) of the Internal Revenue code for all its non-union full time employees (approximately 111), who have completed one year of service. The Company's basic contribution under the plan is 4 percent of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50 percent of the first 4 percent of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $9,240 factored for inflation annually). The Company's expense totaled $194,949, $126,159 and $148,897 for the fiscal years ending June 30, 1995, 1994 and 1993, respectively. All contributions are funded currently.

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

   Below are the calculations of Garden State Park's profits (or losses) as defined for the Preferred Stock for the past three fiscal years.


                                               June 30,

                                  1995             1994               1993
Net After Tax Income (Loss)  $     201,873    $     818,718   $  (2,451,790)

Less:
Management Fee                     775,200          833,692         934,395

Interest on Advance
from Parent                     12,000,184        8,291,562       8,492,569

Defined Profit (Loss)--

"Net Racetrack
Earnings (Loss)"             $ (12,573,511)     $(8,306,536)    $(11,878,754)



(16)    INTEREST EXPENSE

   All interest expense of the subsidiaries is considered expense of the parent company. In addition to the interest paid each year to third party lenders, the parent company is due interest on funds it has advanced to Freehold Raceway and to Garden State Park for the purchase, construction and equipping of the racetracks and funding their operations as needed. As of June 30, 1995, such advances totaled $8,499,695 to Freehold Raceway and $152,538,000.84 to Garden State Park, the latter being in addition to initial capitalization of $86,130,000 provided by the net proceeds of the Company's preferred stock offering in July, 1983. The interest on these advances is computed at the average prime lending rate as published from time to time by the "Wall Street Journal", Eastern Edition, which during the fiscal year ranged between 7.25% and 9% for the year. The resulting interest owed to the parent company for the fiscal year ended June 30, 1995 by Freehold Raceway and Garden State Park totals $377,068 and $12,000,184, respectively.

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

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

                             PART III

Item 13.     Certain Relationships and Related Transactions.

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

   The Company's wholly owned subsidiary, Olde English Equine Insurance Agency, Inc., which was acquired in 1981, conducted a general insurance agency business specializing in placing equine insurance until it assigned its accounts to a third party insurance agency, Keystone National Companies, Inc. of Cherry Hill, New Jersey effective April 20, 1989. In order for Keystone National Companies, Inc. to represent OEEIA, an officer of Keystone National Companies, Inc. must also be an officer or on the Board of Directors of OEEIA. Mr. Robert Tanke, of Keystone National Companies, Inc. is currently a member of the Board of Directors of OEEIA. The Company has contracted to receive 50% of all commission earned on these equine accounts by Keystone. During the past few fiscal years, no equine insurance has been placed through Keystone National Companies, Inc. The Company has contracted through Keystone National Companies, Inc. to purchase general liability insurance, excess liability insurance, athletic participants coverage, workers compensation, automobile damage and garagekeepers liability insurance for Garden State Park and Freehold Raceway as well as corporate insurance. The premium amounts associated with this insurance coverage are considered normal in the industry.

   During fiscal 1995, the Company purchased and sold securities and conducted investment and financial consulting activities, both directly and through its wholly-owned Olde English Management, Inc. ("OEM") subsidiary.
The Company's then chairman of the board and chief executive officer, Robert
E. Brennan, directed such activities. With respect to fiscal 1995, the Company (including OEM) recognized an aggregate $3,733,399 in revenues and $1,934,335 in net income from such activities (excluding $489,585 in financial consulting fees deferred to subsequent fiscal periods). The Company and OEM paid an aggregate $1,600,000 to Power Forward, Inc. ("PFI"), a corporation wholly-owned by Mr. Brennan, in reimbursement for $1,611,198 of expenses which Mr. Brennan advised were paid by PFI in fiscal 1995 in support of the Company's and OEM's efforts to produce the investment and financial consulting revenues. The various categories of expenses paid by PFI were as follows:

        Salaries                           $1,074,925
        Payroll Taxes                          59,911
        Automobile Expense                     84,780
        Travel and Entertainment               53,845
        Group Insurance                        61,622
        Insurance - other                      55,231
        Misc. office expense (rent,
         telephone and other)                 220,884
                                           $1,611,198

   The above salaries include the following amounts paid by PFI as compensation to the following PFI executives who, Mr. Brennan advises, devoted a substantial portion of their working time in fiscal 1995 assisting him in managing the Company's investment and financial consulting activities. Mr. Brennan advised that he personally received no compensation for his services in connection therewith.

             Robert Berkson $390,000
             Roger Barnett  $312,000
             Andrew Alson   $180,000

During fiscal 1995, Roger Barnett also served as assistant treasurer of OEM.

   One of the fees earned by OEM in fiscal 1995 was a $250,000 consulting fee represented by 500,000 shares of common stock of Las Vegas Entertainment Network, Inc. ("LVEN"), received by OEM in May, 1995 and valued at said amount. The shares were sold by OEM in June 1995 for gross proceeds of $625,000. The Company, on a consolidated basis, reported consulting fee income of $250,000 and a short term capital gain of $375,000 from this transaction. The Company discontinued the rendering of consulting services related to LVEN during 1995 and in January 1996, purchased the El
Rancho Hotel and Casino property in Las Vegas, Nevada from LVEN for an aggregate purchase price of $43.5 million including a cash payment of $12.5 million, the assumption of a $14 million debt secured by a first mortgage on the property, the delivery of a $6.5 million promissory note (paid in March
1996) and the delivery of an additional $10.5 million promissory note payable in the event of the occurrence of certain specified events. See the Company's current report on Form 8-K for January 24, 1996.