Form 10-K
period 1996-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1996-10-15
CIK 320573

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal year ended June 30, 1996

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at September 30, 1996 was approximately $42,208,028 based upon the closing sales price for such stock on the American Stock Exchange as reported by The National Quotation Bureau Incorporated.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

11,651,493 shares of Common Stock, $2.00 par value outstanding as of September 30, 1996



                             PART I
ITEM 1 - BUSINESS

(A)  General Development of Business

   International Thoroughbred Breeders, Inc., a Delaware corporation incorporated October 31, 1980, is primarily engaged in: 1) the ownership and operation of the Garden State Park racetrack in Cherry Hill, New Jersey through
its wholly owned subsidiary, Garden State Race Track, Inc.;   and  2)  the
ownership and operation of Freehold Raceway through its wholly owned subsidiaries Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc., the three corporations which own and operate Freehold Raceway and
nearby properties, in Freehold, New Jersey.   As used herein, the term the
"Company" shall include International Thoroughbred Breeders, Inc. and its wholly owned subsidiaries unless the context otherwise requires.

   During the year ended June 30, 1996, the Company incurred an after tax loss of $1,069,712 in comparison to after tax income of $2,398,452 for the prior fiscal year. The change of $3,468,164 from 1995's net income to 1996's
net loss  primarily resulted from the net effect of:   1) the loss generated by
Garden State Park during the period as compared to income for the comparable period in fiscal 1995 offset by the increase in net income generated by Freehold Raceway under the Company's ownership during the second half of
fiscal 1996 as compared to the second half of fiscal 1995;   2) increased
interest expense of $583,866 primarily associated with the mortgages on
Freehold Raceway for the comparable periods;   and 3) a decrease in investment
income in fiscal 1996 from fiscal 1995; all partially offset by the increased revenue, expenses and income generated during the first six months of fiscal 1996 as a result of the purchase of Freehold Raceway in January of 1995.

   For the fiscal year ended June 30, 1996, Garden State Race Track, Inc. incurred a loss from operations of $2,318,581 before interest expense, taxes and interest due to the parent as compared to operating income of $201,872 for the prior fiscal year. The change of $2,520,453 from Garden State Park's net income to Garden State Park's net loss is primarily the net result of a decrease in earnings during the third quarter of this fiscal year as compared to the prior fiscal year primarily as a result of severe weather conditions which forced the cancellation of a significant number of race days and also lower attendance and handle on live racing and simulcasting (sending and receiving) during the year.

   For the twelve month period ended June 30, 1996, Freehold Raceway realized income from operations of $5,362,039 before interest expense, taxes and interest due to the parent. For the comparable six month periods under the Company's ownership, January 1 through June 30, of fiscal 1995 and 1996, Freehold Raceway realized income before interest expense, taxes and interest due to the parent of $2,481,922 and $2,810,698, respectively. The increase in net income for the comparable six month period is primarily the net result of an increase in earnings in the fourth quarter as a result of receiving simulcasting during the day at the track in June of this year as compared to last year when simulcasting was not conducted during the day at the track partially offset by a decrease in earnings during the third quarter of this fiscal year as compared to last primarily as a result of severe weather conditions which forced the cancellation of a significant number of race days.

   Severe inclement weather, which affected the northeastern portion of the United States during December, January and February of this fiscal year, caused the Company to cancel 8 days of Freehold's scheduled live racing days (with its simulcast sending) and 10 scheduled live racing days at Garden State Park (with its simulcast sending) in addition to the simulcast receiving for some of those days. Attendance and handles on many of the completed live racing programs were also adversely affected by weather conditions during the third quarter. This severe weather, which also caused most other racetracks in the northeastern United States to limit their live racing programs, had an adverse impact on earnings during these periods.

   Management believes that telephone wagering to Philadelphia Park placed from locations in Pennsylvania and areas outside Pennsylvania, including New Jersey, has had and will continue to have a significant adverse impact on handles and attendance at the Company's racetracks. Effective September 1995, Delaware Park and other Delaware racetracks commenced offering slot machines to their customers. These two additions to legalized gaming in our area may have had and may in the future have the effect of increasing the competition the Company's racetracks face.

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

   On November 2, 1995, Robert E. Brennan resigned as Chairman of the Board and Chief Executive Officer of the Company. Mr. Brennan resigned these positions at the urging of the Company's Board of Directors based on actions taken by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state. The New Jersey Division of Gaming Enforcement ("Division") filed a complaint with the New Jersey Casino Control Commission ("Commission") seeking to prohibit the Company's two racetracks, Garden State Park ("Garden State") and Freehold Raceway ("Freehold") from conducting industry business with any casino licensees. Garden State and Freehold currently receive revenues from parimutuel wagering on races, including their own, simulcast to certain of the Atlantic City casinos. The Division based its complaint on the fact that Mr. Brennan, who is also a principal shareholder of the Company, had been found in a June 1995 decision by Judge Richard Owen of the United States District Court for the Southern District of New York in a civil action to be "liable for violating federal securities laws in the years 1982 to 1985." None of the alleged securities law violations involved the Company, its securities, or its operations. The Division claims that Mr. Brennan's participation in the Company's racetrack subsidiaries "would be inimical to the policies of the Casino Control Act" and according to the Division, this would disqualify him and the Company's two New Jersey racetracks from continued licensure with the Commission. Mr. Brennan has denied committing any violations of the federal securities laws and is currently appealing Judge Owen's decision. The Division subsequently indicated a willingness to seek to resolve the complaint provided that Mr. Brennan resign as Chairman of the Board, as a director of the Company and as an officer of the Company or its subsidiaries and provided further that Mr. Brennan enter into an agreement which would place his approximately 2,900,000 shares of the Company's common stock into an irrevocable dispositive trust, which would provide for the liquidation of all his shares. Pursuant to the proposed agreement, stock certificates representing all of Mr. Brennan's shares will be delivered, together with duly executed stock powers, to a liquidating trustee after the approval of the New Jersey Casino Control Commission and the Bankruptcy Court overseeing Mr. Brennan's personal Chapter 11 bankruptcy proceeding. The liquidating trustee will hold the shares in escrow and will vote the shares in the same proportion as the other stockholders of the Company. The agreement will require that the liquidating trustee dispose of the shares no later than October 19, 1997 in the absence of the occurrence of certain events. The Company, Mr. Brennan and the Division entered into a settlement agreement on May 31, 1996 as described herein. Said agreement is subject to the approval of the Commission. The Company was also advised by the New Jersey Racing Commission, which annually grants permits for the conduct of parimutuel racing at Garden State and Freehold, that the Racing Commission is considering the issuance of a Notice of Intention to suspend or revoke the permits held by Garden State and Freehold based on Judge Owen's decision. At a subsequent meeting, a representative of the Racing Commission indicated that the previously described proposed resolution by the Division regarding Mr. Brennan would be presented to the Racing Commission for its consideration. The Racing Commission has been apprised of the settlement to be considered by the Commission and has stated that it will consider it as a resolution of its concerns. Management believes a settlement will be reached which is beneficial to the continuation of racing at Garden State Park and Freehold Raceway.

   On November 2, 1995, George E. Norcross III (who resigned on April 23,
1996) and Roger Bodman were elected to the Company's Board of Directors filling the vacancies created by the resignation of Mr. Brennan, who resigned on November 2, 1995 and Ronald J. Riccio, who resigned on October 27, 1995.
Robert J. Quigley was elected to serve the balance of Mr. Brennan's term as Chairman of the Board. Mr. Quigley served as Chairman of the Board until May 14, 1996 when Joel Sterns was elected to that position.

   In December 1995, the Company completed a Regulation S "Offshore" private offering of 1.9 million shares of Common Stock at a price per share of $3.00. The proceeds of approximately $5,440,000, net of expenses, were used by the Company towards the purchase price in the acquisition of the El Rancho property. (See Below)

   In December 1995, Garden State Race Track, Inc. entered into an agreement with an unaffiliated party, The Four B's of Vineland, New Jersey, to sell a 56 acre parking lot tract at the Garden State Park which is presently unused for
racing purposes.   This property had previously been the subject of a
development agreement between the Company and Gale and Wentworth of Florham Park, New Jersey. The contract calls for a purchase price of $11 million for the property, subject to normal closing adjustments. The agreement provides for a closing on or before December 15, 1996 (which date may be extended for a six month period provided the purchaser pays a non-refundable sum of $100,000) and is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site. This site is currently used by Ten Tables, Inc. which operates a flea market thereon for approximately 80 days each year and pays Garden State Park rent therefor. Garden State Park also retains all income derived from parking fees collected for the flea market. Upon The Four B's purchase of this land, it is Garden State Park's intention, subject to necessary governmental approvals, to relocate the flea market to another location on Garden State Park's property.

   On January 24, 1996, the Company purchased the El Rancho Hotel and Casino property from an unrelated party, Las Vegas Entertainment Network, Inc. ("LVEN"). The El Rancho is located on 20.86 acres on a quadrilateral parcel of land bounded by Las Vegas Boulevard South (Las Vegas strip with approximately 735 feet of frontage) on the west, the Algiers Hotel & Riviera Boulevard on the south, a vacant lot on the east (with respect to which the Company subsequently purchased an option to buy), and a "Wet and Wild" attraction on the north. The El Rancho was one of the first large scale hotel casinos built in Las Vegas, was operated on a western theme, and has 1,006 hotel rooms, a 90,000 square foot casino and ancillary areas, a 52 -lane bowling alley, a swimming pool, and a parking garage. The Company plans to develop the site through Orion Casino Corporation, a newly formed wholly owned Nevada subsidiary of International Thoroughbred Gaming Development Corporation ("ITG"), a wholly owned subsidiary of the Company. The acquisition of the El Rancho property was for $43.5 million in cash and notes, plus contingent consideration of up to $160 million (but not as a part of the purchase price), which is dependent on future "adjusted cash flows" as contractually defined. The El Rancho property is currently not in operation, therefore, there are no results of operations included in the income statement for the current periods. The purchase price of $43,500,000 consisted of approximately $12.5 million paid in cash (exclusive of final adjustments) with the balance financed by: 1) a $6.5 million unsecured mortgage note with an 8% interest rate that was paid during the third quarter of the fiscal year; 2) assumption of a $14 million first mortgage note, which was due December 20, 1996, secured by the land and building at a 13% interest rate (the Company and LVEN were each responsible for one-half of the 13% interest payment due on July 25, 1996 and December 20, 1996) (See Foothill Capital Corporation below); and 3) a $10.5 million second mortgage note at an 8% interest rate which is payable only to the extent that certain contingent events occur. In February, 1996 the Company announced that it intended to develop the El Rancho property under a "Starship Orion" theme. The Company may explore other alternative casino development plans with respect to the El Rancho property.

   On February 6, 1996, the Company announced that Robert J. Quigley was named President of the Company effective February 12, 1996. He has been a director of ITB since its inception in 1980 and previously served as President of ITB from March, 1988 to June, 1992.

   On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for a proposed borrowing of $30,000,000. Closing on the contract took place on June 4, 1996. The financing arrangement, secured by among other things, a mortgage on Garden State Park and a second mortgage on Freehold Raceway is for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage, used at settlement to pay off the $14 million first mortgage note referred to above due on December 20, 1996, secured by the El Rancho property.

   In March 1996, the Company secured long term financing of $6 million from two foreign banks, each for $3 million, which was used together with available cash to pay the $6.5 million short term note associated with the El Rancho property referenced above. The Company has accrued $150,000 in fees in connection with the $6 million loan pending receipt of documentation. One bank has taken a mortgage on the 56 acre parcel of land currently under agreement of sale to the 4 B's of Vineland as discussed above. If the property is sold, the bank will receive $3 million of the proceeds. The other bank has a right to perfect a mortgage on the 56 acre parcel, but has not done so at this time.
In connection with the payments on these notes, the Company issued warrants exercisable to purchase 200,000 shares of the Company's Common Stock at an exercise price of $5.00 per share to each foreign note holder.

   In the Company's quarterly report (10-Q) dated March 31, 1996, it reported that the Company's Board of Directors approved the purchase of an option to acquire the remaining 2,904,016 shares of the Company's Common Stock owned by its former chairman, Robert E. Brennan. Extensive negotiations between the Company and Mr. Brennan failed to result in the execution of an option purchase agreement to satisfy the two parties.

   On April 25, 1996, the Company executed an agreement to purchase 15 acres of unimproved land from a subsidiary of ITT Corporation. The land is located directly behind and contiguous to the site of the Company's recently purchased
El Rancho Hotel and Casino property.   The purchase of the property would allow
expanded frontage and room for future expansion and increased parking. The Company is seeking additional financing in order to finalize the purchase. If the Company fails to secure adequate financing by a settlement date of November 29, 1996, $2,350,000 of payments made to date would be forfeited.

   On April 25, 1996, the Company announced the resignation of three directors, Joseph K. Fisher, Louis P. Guida, and George E. Norcross III.

   On May 14, 1996 Robert J. Quigley resigned as Chairman of the Company.
Mr. Quigley continues to serve as a director and President of International Thoroughbred Breeders, Inc. Mr. Joel H. Sterns was elected to serve as a director and to serve the balance of Mr. Quigley's term as Chairman. Mr. Clifford A. Goldman and Mr. Robert Peloquin were elected to the Company's Board of Directors, filling the vacancies created by the above resignations.

   In June 1996, Francis W. Murray resigned his positions as president of International Thoroughbred Gaming Corporation (ITG) and Orion Casino Corporation.

   On September 19, 1996, the Company announced that Steven Norton, who has extensive experience in the casino industry, joined the Company's Board of Directors.

   (See PART II, ITEM 8 - "Notes to Financial Statements" for additional information.)

(B)  Financial Information

   The Company is engaged primarily in operations at Garden State Park in Cherry Hill, New Jersey and following the Company's acquisition effective January 1, 1995 in the operation of Freehold Raceway in Freehold, New Jersey. The racetracks accounted for approximately 99% of the Company's total revenues in fiscal 1996.

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

   The reconstructed grandstand and clubhouse is a 500,000 square foot, seven level, steel frame, glass enclosed, fully heated and air-conditioned facility with an adjacent multi-level glass covered thoroughbred paddock area. The facility can accommodate a total capacity of 24,000, with seating for approximately 9,500, and has three sit-down restaurants and 17 concession food stands. The backstretch area includes 27 barns and stables capable of accommodating approximately 1,500 horses, a harness paddock, a training track, dormitories, cafeteria and recreation buildings for backstretch personnel, an administration building, and other service buildings. Reconstruction also included restoration of the main dirt and turf tracks, installation of lighting for nighttime racing, paving of parking facilities that accommodate approximately 11,500 automobiles, landscaping, fencing and other amenities including furniture, fixtures and equipment. The Company uses the 56,000 square foot, 1-1/2 story sales pavilion with a seating capacity of approximately 1,500 as a sales arena to conduct horse auctions, for closed circuit television events (racing as well as other sporting and non-sporting events), wagering, concerts, special events, concessions and other conveniences.

        Operations

   The Company is required to obtain and intends to annually renew thoroughbred and harness racing permits issued by the New Jersey Racing Commission in order to operate the racetrack facility.

   RACING DATES - Garden State Park's racing dates are primarily nighttime racing dates. For the fiscal year ended June 30, 1996, Garden State Park conducted its 1995 (fiscal 1996) Harness Meet from September 8, 1995 through December 9, 1995 on a four night per week basis for a total of 53 racing dates. Garden State Park conducted its 1996 Thoroughbred Meet from January 12, 1996 through May 24, 1996 for a total of 64 racing dates. Racing was conducted on a three night a week basis during January and for four nights a week during the remainder of the meet. The Company has received approval and plans to run a 1996 Harness Meet at Garden State Park on a four night per week basis. The meet, consisting of 53 racing dates, is scheduled to run from September 6, 1996 through December 7, 1996.

   SIMULCASTING - Simulcasting is the transmission of live horse racing by television signal from one racetrack to another with pari-mutuel wagering being conducted at the receiving track and a portion of the commission on the handle being shared with the sending track. To date, the simulcasting arrangements entered into by Garden State Park require the receiving track to remit a percentage of the pari-mutuel handle at such track to the sending track as commission. In addition, for New Jersey intra-state simulcast contracts, a portion of the handle at the receiving track is remitted to the sending track to be used for purses. This portion of the handle received at Garden State Park is required to be used for purses in the current live race meeting, or at the next live race meeting if live racing is not in progress at the time of simulcasting.




ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Garden State Park and races simulcast to other racing facilities during the past three fiscal years:

                           Approximate
                           Commission                    DAILY AVERAGES
THOROUGHBRED MEETS         % of Handle          1996          1995          1994
Attendance                                       2,891         3,292       3,492
Live Handle                        13.4% $     164,381 $     212,580 $   248,534
Simulcast Sending Signal:
    New Jersey Tracks (Avg.)        3.3% $     261,560 $     311,763 $   387,670
    Atlantic City Casinos           4.4% $      29,227 $      43,503 $    39,830
    Out-of-State Tracks             1.5% $     840,328 $     792,269 $   607,926
Combined Handles                         $   1,295,497 $   1,360,115 $ 1,283,960
Number of Live Race Days                            64            75          62

                           Approximate
                           Commission                  DAILY AVERAGES
HARNESS MEETS              % of Handle         1995          1994          1993
Attendance                                      2,434         2,767        2,674
Live Handle                       12.7%  $     182,103 $     207,747 $   237,558
Simulcast Sending Signal:
    New Jersey Tracks (Avg.)       4.0%  $     391,232 $     456,522 $   550,057
    Atlantic City Casinos          4.6%  $      36,553 $      35,578 $    33,228
    Out-of-State Tracks            1.5%  $     929,190 $     658,699 $   367,498
Combined Handles                         $   1,539,079 $   1,358,546 $ 1,188,340
Number of Live Race Days                            53            55          55





The following summarizes average handles experienced by Garden State Park in connection with receiving simulcasts during the past three fiscal years.

                                AVERAGES DAILY SIMULCAST HANDLES
                         1996             1995              1994
                         # of             # of              # of
From Tracks*:            days        $    days         $    days        $
New Jersey Tracks:
Atlantic City      (T)     52      45,916    59      61,672   70      99,851
Freehold           (S)    201      27,225   216      33,353  211      41,510
Meadowlands        (T,S)  234      71,182   251      98,652  240     127,036
Monmouth           (T)     74      66,255    73      81,164   72     105,056
Out-of-State Tracks(T,S)  360     244,024   364     236,650  362     233,320

TOTAL RECEIVING
HANDLES                       117,267,914       127,669,977      138,262,608

(T)=Thoroughbred, (S)=Standardbred   *The commission percentage of handle
    averages approximately 9.9% of total handles on simulcasting received.



     Loans and Existing Contracts

   In November 1983, Garden State Park granted the exclusive right to operate all food and retail services and to sell or rent all food products and merchandise sold or rented at the racetrack facility to Servomation Corporation, which company has since become Service America Corporation ("Service America"), an unaffiliated third party experienced in the business, with principal offices in Stamford, Connecticut. The term of the agreement is for the 15 year period commencing at the 1995 opening of the racetrack. Service America agreed to invest $7,000,000 in the concession premises at the racetrack facility. The investment is being depreciated on a straight line basis over the term of the agreement, with Garden State Park paying Service America an amount equal to the undepreciated balance (if any) upon termination and thereby acquiring title to the improvements. As of June 30, 1996, the undepreciated balance is approximately $1,866,000. The agreement contains a schedule of varying percentages of adjusted gross sales of beverages, food and other items which Service America is required to pay as concession fees to Garden State Park on a monthly basis. In addition, Service America pays the Company a percentage of net profits on the Garden State Park Phoenix Restaurant's operations. Garden State Park is responsible for any net operating losses of the Phoenix restaurant. Service America has obtained a license to permit the sale of alcoholic beverages at the racetrack. Garden State Park has a right of first refusal to purchase same at the expiration of the agreement subject to regulatory approval.

   The annual New Jersey State Fair was contracted to be held at Garden State Park for a period of time until 1994, after which the agreement was terminated. Garden State Park contracted with another fair operator to hold a similar type fair on Garden State Park's grounds in 1995. An agreement was signed in fiscal 1996 to permit the annual New Jersey State Fair (under new ownership) to again be held at Garden State Park for a mutually determined number of days in July and/or August, from 1996 until 1998 in consideration of a fixed fee and a percentage of the receipts from admissions, concessions, and other amenities received by the operator of the Fair. Provisions in the contract allowed that the Company shall have the option, at its sole discretion, to conduct a Fair
during calendar year 1999.   The Fair was held at Garden State Park in August
of 1996 for 10 days.

   Garden State Park has granted a license to Ten Tables, Inc. which grants
Ten Tables, Inc. the right to conduct a flea market on the Garden State Park property. This event is conducted on a section of property not normally used for racing operations. This license was effective January 1, 1994 for an initial term of five (5) years with an extension provision for an additional five (5) years. Garden State Park receives a fixed fee for each day the event is run (approximately 80 days per year), plus parking revenue.

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

    The principal assets include a five level, steel frame, fully heated and air conditioned 150,000 square foot enclosed grandstand constructed in 1986. The facility can accommodate a total capacity of 10,000 with seating for approximately 2,500 and has a sit-down restaurant along with 7 concession stands. Additional principal assets include a half mile oval racetrack, receiving barns with an adjacent paddock, parking facilities that accommodate approximately 2,500 vehicles, machinery and equipment and a two story administration building.

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

   RACING DATES -   Freehold Raceway's racing dates are strictly daytime
harness dates. FRA conducted a standardbred racing meet from August 17, 1995 through December 30, 1995 for a total of 99 days. This meet operated six days
a week in August and five days a week from September through December.   ACH
conducted a standardbred racing meet from January 1, 1996 through May 29, 1996 on a five day per week basis for a total of 102 racing dates. The Company has received approval and plans to conduct a 101 day FRA meet from August 15, 1996 through December 31, 1996. Additionally, the track hosts full-card simulcast betting on thoroughbred and harness racing from numerous tracks in North America.

   SIMULCASTING - Simulcasting is the transmission of live horse racing by television signal from one racetrack to another with pari-mutuel wagering being conducted at the receiving track and a portion of the commission on the handle being shared with the sending track. To date, the simulcasting arrangements entered into by Freehold Raceway require the receiving track to remit a percentage of the pari-mutuel handle at such track to the sending track as commission. In addition, for New Jersey intra-state simulcast contracts, a portion of the handle at the receiving track is remitted to the sending track to be used for purses. This portion of the handle received at Freehold Raceway is required to be used for purses in the current live race meeting, or at the next live race meeting if live racing is not in progress at the time of simulcasting.




ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Freehold Raceway and races simulcast to other racing facilities during the past three fiscal years:

                          Approximate           DAILY AVERAGES
                          Commission
ACH HARNESS MEETS         % of Handle      1996        1995        1994
Attendance                                  2,085       2,298       2,318
Live Handle                      9.3% $   252,058 $   290,449 $   302,918
Simulcast Sending Signal:
    New Jersey Tracks(Avg.)      3.7% $   181,929 $   184,427 $   200,796
    Atlantic City Casinos        4.5% $    23,073 $    25,203 $    21,569
    Out-of-State Tracks          1.5% $   389,771 $   322,948 $   350,322
Combined Handles                      $   846,831 $   823,026 $   875,605
Number of Live Race Days                      102         107          98

                          Approximate           DAILY AVERAGES
                          Commission
FRA HARNESS MEETS         % of Handle       1995        1994        1993
Attendance                                  2,286       2,421       2,517
Live Handle                      9.3% $   283,361 $   323,079 $   327,881
Simulcast Sending Signal:
    New Jersey Tracks(Avg.)      3.6% $   170,226 $   182,427 $   192,054
    Atlantic City Casinos        4.5% $    23,937 $    25,304 $    19,662
    Out-of-State Tracks          1.5% $   392,704 $   292,914 $   270,902
Combined Handles                      $   870,228 $   823,724 $   810,499
Number of Live Race Days                       99         109         114





The following summarizes average handles experienced by Freehold Raceway in connection with receiving simulcasts during the past three fiscal years.


ACH HARNESS MEETS

                              AVERAGES DAILY SIMULCAST HANDLES
                           1996              1995             1994
                           # of              # of             # of
From Tracks*:              days       $      days      $      days      $
New Jersey Tracks:
    Atlantic City     (T)     14      24,329   18      32,447   17      43,464
    Garden State Park (T,S)   64      25,451   75      32,308   63      28,813
    Meadowlands       (T,S)  133     112,505  145     120,717  132     125,172
Out-of-State Tracks   (T,S)  178     222,886  171     188,854  152     151,842

TOTAL RECEIVING
HANDLE                            56,606,375       52,804,695       42,347,266

(T)=Thoroughbred, (S)=Standardbred    *The commission percentage of handle
     averages approximately 8.6% of total handles on simulcasting received.


FRA HARNESS MEETS

                                  AVERAGES DAILY SIMULCAST HANDLES
                           1995              1994             1993
                           # of              # of             # of
From Tracks*:              days         $    days        $    days        $
New Jersey Tracks:
    Atlantic City     (T)     38      37,932   39      54,053   48      58,603
    Garden State Park (T,S)   53      80,887   55      83,228   55      83,756
    Meadowlands       (T,S)  101      85,330  104      92,874  105      84,218
Out-of-State Tracks   (T,S)  152     240,491  169     130,189  145     127,997

TOTAL RECEIVING
HANDLE                            50,901,316       38,346,452       34,821,979

(T)=Thoroughbred, (S)=Standardbred    *The commission percentage of handle
    averages approximately 8.2% of total handles on simulcasting received.



           Loans and Existing Contracts

   In December 1985 Freehold Raceway granted the exclusive right and privilege to sell, vend and dispense within the racetrack facility all food or food products to Sportservice, Inc., an unaffiliated third party experienced in the business, with principal offices in Buffalo, New York. The agreement contains a schedule of varying percentages of adjusted gross receipts which Sportservice is required to pay as concession fees to Freehold Raceway on a monthly basis. The term of this agreement expires in May of 1997 and is in the process of being extended for an additional five years until June 2002. Sportservice holds a license to permit the sale of alcoholic beverages at the racetrack. Sportservice has agreed to a consent to transfer said license back to Freehold Raceway at the expiration of this agreement.

   Freehold Raceway has a number of additional contractual arrangements including a contract with Autotote Limited, Inc. for the leasing of a parimutuel system. Some of the other larger contracts with other entities are for video equipment and manpower, and program printing. The Company regards these contracts as typical for the industry.

(3)     Competition

   Freehold Raceway conducts all its live harness racing during the day.
Garden State Park's live thoroughbred and harness racing has been is conducted at night although day racing (in whole or part) may be conducted in the future. It is the Company's intention to conduct live harness racing at night at Garden State Park on some dates when live harness racing is being conducted at Freehold Raceway.

   On most days throughout the year, Garden State Park and Freehold Raceway conduct simulcasting in competition with live and simulcast racing at the other's facility. In addition, each track receives simulcasts of thoroughbred and harness races at various times from other tracks when the same type of racing may be conducted live at either track.

   The Company's Garden State Park in Cherry Hill, New Jersey and its
Freehold Raceway in Freehold, New Jersey face direct competition from year-round daytime thoroughbred racing at Philadelphia Park in Bucks County, Pennsylvania as well as three off-track betting parlors in the Philadelphia area operated by Philadelphia Park. Management believes that telephone wagering to Philadelphia Park placed from locations in Pennsylvania and areas outside Pennsylvania, including New Jersey which allows residents to place wagers from their homes and businesses has had and will continue to have a significant adverse impact on handles and attendance at the Company's racetracks. (Up to three more off-track betting parlors in the Philadelphia area may be opened by Philadelphia Park. Whether these will be in competitive locations is unknown at this time.) The Company's racetracks also face competition from Atlantic City Race Course (summer night thoroughbred racing as well as all year simulcasting) and Delaware Park near Wilmington, Delaware (day thoroughbred racing as well as all year simulcasting). Garden State Park and Freehold Raceway also face competition from Monmouth Park (day thoroughbred racing as well as all year simulcasting) and The Meadowlands (night thoroughbred, harness racing as well as all year simulcasting). These tracks lie greater distances from Garden State Park and Freehold, with the exception of Monmouth in relation to Freehold. Garden State Park and Freehold Raceway simulcast certain or all of their racing to and receive simulcasting of certain or all of their racing from all of the above racetracks. A state law enacted in 1992 permitting Garden State Park, Freehold Raceway, other New Jersey racetracks and the Atlantic City Casinos to receive entire race cards from out-of-state tracks may have had and may in the future have the effect of increasing the competition the Company's racetracks face in the state of New Jersey. Off-track wagering and full card simulcasting commenced in the state of Maryland in April, 1993 and full card simulcasting commenced in the state of Pennsylvania in May, 1993. Effective September, 1995, Delaware Park and other Delaware racetracks commenced offering slot machines to their customers. This may have had and may in the future have the effect of increasing the competition the Company's racetracks face from legalized gaming in the nearby Mid-Atlantic area. Competition from off-track betting, casino gambling (in Atlantic City), various state lotteries and other forms of gambling and entertainment including professional and collegiate sporting events may also have had and may in the future have a material adverse effect on racetrack attendance, wagering and thus profitability at Garden State Park and Freehold Raceway. From time to time, legislation has been introduced in New Jersey and neighboring states which would further expand gambling opportunities. Approval of such legislation could increase competition for the Company in the future. If and when the Company is able to open its proposed casino project in Las Vegas, the Company will face direct competition from all other Las Vegas Casinos and gaming parlors.

(4)     Government Regulations

   Racing Industry:

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

   The Company is required to obtain and intends to annually renew thoroughbred and harness racing permits issued by the New Jersey Racing Commission in order to operate (See "Developments Since the Beginning of the Last Fiscal Year.")

   Gaming Industry:

   The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and to licensing and regulatory control by the Nevada Gaming Authorities. The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things, (i) the character of persons having any direct or indirect involvement with gaming, (ii) the establishment and maintenance of responsible accounting practices and procedures, (iii) maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal fiscal affairs and the safeguarding of assets and revenues, (iv) the prevention of cheating and fraudulent practices, and (v) providing a source of state and local revenues through taxation and licensing fees.

   The Company must register with the Nevada Gaming Commission and be found suitable and be granted all requisite licenses under the terms of the Nevada Act to conduct a nonrestricted gaming operation in Nevada. The Company intends to apply for the necessary governmental licenses, permits and approvals for its proposed hotel/casino venture in Las Vegas, Nevada. However, there can be no assurances that any licenses, permits or approvals that may be required in the future will be given or that once received, they will not be suspended or revoked. Nevada gaming licenses are not transferable and require periodic payments of fees.

   The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a corporation registered under the Nevada Act or which holds a license in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of licensed gaming corporations must file license applications with the Nevada Gaming Authorities. In addition, changes in corporate positions must be reported to the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation.

   If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company involved would be required to sever all relationships with such persons. In addition, the Nevada Gaming Commission may require a registered company or licensee to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

   Any beneficial holder of the voting securities of a corporation registered under the Nevada Act, including the Company regardless of the number of shares owned, may be required to file applications, be investigated, and have such holder's suitability determined if the Nevada Gaming Commission has reason to believe that such ownership may be inconsistent with the declared policies of the State of Nevada. Pursuant to the regulations of the Nevada Gaming Commission, the applicant must reimburse all costs of investigation incurred by the Nevada Gaming Commission in conducting its investigation upon an application.

   Persons who acquire beneficial ownership of more than 5% of the voting securities of a corporation registered under the Nevada Act must report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of the voting securities of a corporation registered under the Nevada Act must apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. If the stockholder who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. In addition, the Liquor and Gaming Licensing Board of the county having jurisdiction over a licensee has the authority to require that any person owning or controlling any of the stock of a gaming licensee, such as the Company, be investigated for suitability to be licensed. The applicant is to pay all costs of investigation. Any person who fails or refuses to apply for a finding of suitability for a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada Gaming Control Board may be found unsuitable. Under certain circumstances an "institutional investor" (as such term is defined in the Nevada Gaming Commission's regulations) which acquires more than 10% of the Company's voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability.

   Any stockholder who is found unsuitable and who continues to hold, directly or indirectly, any beneficial ownership of the voting securities of a corporation registered under the Nevada Act beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. The registered corporation could be subject to disciplinary action by the Nevada Gaming Commission if after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with it, it
(i) pays the unsuitable person any dividends or interest upon any of its securities or any other payment or distribution of any kind whatsoever, (ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain
limited and specific circumstances, or   (iv) fails to pursue all lawful
efforts to require the unsuitable person to divest the voting securities, including if necessary, the immediate purchase of the voting securities for cash at fair market value. The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or
(iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction. After licensing, the Company is required to maintain current stock ledgers in the State of Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming commission has the power to require certificates representing shares of the Common Stock of the company bear a legend to the general effect that the securities are subject to the Nevada Act. The Nevada Gaming Authorities, through the power to regulate licensees, have the power to impose additional restrictions on the holders of the Company's securities at any time.

   The regulations of the Nevada Gaming Commission provide that the control of a corporation registered under the Nevada Act may not change without the prior approval of the Nevada Gaming Commission. Under the Nevada Gaming Commission's regulations, an acquisition of control includes stock acquisitions (including tender offers) and certain other transactions. Persons seeking approval to control a corporation registered under the Nevada Act must satisfy the Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such corporation. The failure of a person to obtain such approval prior to assuming control over the registered corporation may constitute grounds for finding such person or persons unsuitable.

   Regulations of the Nevada Gaming Commission prohibit certain purchases of securities by publicly traded corporations registered under the Nevada Act without the prior approval of the Nevada Gaming Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the publicly traded registered corporation. The regulations of the Nevada Gaming Commission also require prior approval for a "plan of recapitalization," as defined by the regulations. Generally, a plan of recapitalization is a plan proposed by the management of a corporation registered with the Nevada Gaming Commission that contains recommended action in response to a proposed corporate acquisition opposed by the company's management, which acquisition itself would require the prior approval of the Nevada Gaming Commission. Substantially all loans' leases, sales of securities and other financial transactions entered into by the Company must also be reported to or approved by the Nevada Gaming Authorities.

   Nevada law prohibits corporations registered under the Nevada Act from making a public offering of their securities without the approval of the Nevada Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for one or more purposes. Furthermore, any such approval, if granted, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission, or Board as to the accuracy or adequacy of any offering circular, or the investment merits of the securities offered thereby. Any representation to the contrary is unlawful. Pursuant to recent changes in Nevada law, the Company and its subsidiaries may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Gaming Authorities provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Nevada Gaming Authority on a periodic basis. The Company and its Nevada based affiliates may be disciplined by the Nevada Gaming Commission if it violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability on Nevada on the ground of personal unsuitability.

   License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Company's respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and
taxes are payable monthly, quarterly or annually and are based upon   (i) a
percentage of the gross gaming revenues received, (ii) the number of slot machines operated by the casino or (iii) the number of table games operated by the casino. A casino entertainment tax is also paid by licensees where entertainment is furnished in connection with the selling of food or refreshments.

(5)     Insurance Coverage

   During fiscal year 1996, the Company contracted general liability insurance, excess liability insurance, athletic participants coverage, workers compensation, automobile damage and garage keepers liability insurance for Garden State Park, Freehold Raceway and the El Rancho Property through an insurance broker, Keystone National Companies, Inc., owned by George E. Norcross III, a then director of the Company.

   See PART III, ITEM 3 - "Certain Relationships and Related Transactions."

(6)     Dependency on a Single Customer

   During fiscal 1996, no single customer or group of customers accounted for ten percent or more of the racetrack revenues.

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

   In connection with the operation of Freehold Raceway, the Company directly employs approximately 250 persons during its harness meets. Personnel include pari-mutuel machine tellers, security personnel, admissions, and maintenance, most of whom are presently represented by unions with which the Company has entered into contracts. Non-union racing department officials and starters are also employed during each meet.

   In addition, the two tracks combined employ approximately 100 persons on a full time basis. This personnel provides information, media, marketing, executive, administrative and clerical services and support for the tracks.

   At June 30, 1996, the Company employed 9 full-time corporate executive, administrative, and clerical personnel. The Company has entered into various consulting contracts for professional services primarily relating to casino development projects. The Company may also engage additional consultants from time to time to provide advisory services.


ITEM 2 - PROPERTIES

   The Company owns a condominium unit and ownership interest in the Ocala Jockey Club in Reddick, Florida. CIRCA 1850, Inc. owns six properties, including five single family homes and a condominium in Freehold, New Jersey. All of these properties are held for the purpose of rental income, and in the case of CIRCA 1850, Inc., for future use as parking lots in the event necessary.

   See PART I, ITEM 1, "Narrative Description of Business."

ITEM 3 - LEGAL PROCEEDINGS

   In May 1996, the Company received subpoenas from the New Jersey Bureau of Securities requesting copies of all corporate records with regard to its Olde English Management Co, Inc.("OEM") subsidiary for a period of time from February 13, 1995 to present in connection with an investigation being conducted by the Bureau. The Company has been advised that it is not a target of the investigation. The Company has complied with these subpoenas and has cooperated with all of the Bureau's requests. The outcome of this pending investigation is unknown at this time.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted by the Company to a vote of its security holders during the quarter ended June 30, 1996.

                             PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(A)     Market Information

   The Company's Common Stock has been traded on the American Stock Exchange since April 4, 1985, under the symbol "ITB". The following table indicates the high and low sales prices for such stock on the American Stock Exchange on a quarterly basis for the two years ended June 30, 1996, based upon information supplied by the American Stock Exchange.


     AMERICAN STOCK EXCHANGE

                                                 Sales Price
     Quarter Ended:                             High       Low
     September 30, 1994                       $ 5.63     $ 3.75
     December 31,1994                           4.25       2.56
     March 31, 1995                             3.63       2.63
     June 30, 1995                              7.25       3.00

     September 30, 1995                         4.75       3.38
     December 31, 1995                          5.25       3.25
     March 31, 1996                             5.69       3.31
     June 30, 1996                              4.75       3.50


(B)     Holders

   As of June 30, 1996, the number of record holders of the Company's Common Stock was 32,675.

(C)     Dividends

   The Company has not paid any dividends on its Common Stock since its inception. Anticipated capital requirements of the Company make it unlikely that any dividends will be declared in the foreseeable future on the Company's Common Stock. Furthermore, 25% of "net racetrack earnings", as defined in the Company's financial statements (See Note 13 of the Company's financial statements Item 8), from the Company's Garden State Park racetrack facility are required to be paid by the Company in dividends on its Series A Convertible Preferred Stock and thus would not be available for payment as dividends on the Common Stock.





Item 6 - SELECTED FINANCIAL DATA

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

                                             Year Ended     Year Ended
                                              June, 30       June, 30
                                                1996           1995
Revenue from Operations                   $   68,864,894 $   55,744,950
Investment Income Revenue                        255,063      3,437,788

    Total Revenue                         $   69,119,957 $   59,182,738

Income(Loss) from Operations              $     (841,845)$    2,514,052

Net Income (Loss)                         $   (1,069,712)$    2,398,452

Net Income (Loss) from
    Operations per Common Share           $        (0.08)$         0.26

Working Capital (Deficiency)              $   (2,395,583)$    9,291,239

Total Assets                              $  144,880,933 $   97,469,045

Short Term Debt                           $    3,214,100 $    1,341,399

Long-Term Debt                            $   50,992,702 $   15,599,097

Shareholders' Equity                      $   79,318,105 $   72,206,437

Cash Dividends Per Share                  $      -0-     $      -0-

Weighted Average Number of Shares             10,536,414      9,551,369

Common Shares Outstanding                     11,651,487      9,551,386

                                              Year Ended   Year Ended
                                               June 30,      June 30,
                                                1994           1993
Revenue from Operations                   $   37,334,236 $   38,478,067
Investment Income Revenue                      3,343,274      3,394,805

    Total Revenue                         $   40,677,510 $   41,872,872

Income(Loss) from Operations              $    2,500,595 $   (3,543,567)

Net Income (Loss)                         $    2,500,595 $  (29,410,166)

Net Income (Loss) from
    Operations per Common Share           $         0.26 $        (0.40)

Working Capital (Deficiency)              $   16,757,837 $   14,128,362

Total Assets                              $   74,433,411 $   72,263,542

Short Term Debt                           $       40,000 $       35,418

Long-Term Debt                            $      -0-     $       50,000

Shareholders' Equity                      $   69,807,985 $   67,307,389

Cash Dividends Per Share                  $      -0-     $      -0-

Weighted Average Number of Shares              9,547,900      8,950,025

Common Shares Outstanding                      9,551,255      9,511,415

                                             Year Ended
                                              June 30,
                                                1992
Revenue from Operations                   $   39,505,622
Investment Income Revenue                      5,610,502

    Total Revenue                         $   45,116,124

Income(Loss) from Operations              $   (7,266,183)

Net Income (Loss)                         $   (6,466,152)

Net Income (Loss) from
    Operations per Common Share           $        (1.49)

Working Capital (Deficiency)              $   (2,098,249)

Total Assets                              $  204,235,883

Short Term Debt                           $    2,900,896

Long-Term Debt                            $   24,885,264

Shareholders' Equity                      $  171,203,740

Cash Dividends Per Share                  $      -0-

Weighted Average Number of Shares              4,868,001

Common Shares Outstanding                      4,869,046

(1) Total Assets and Shareholders' Equity for June 30, 1993 and future years reflect the effects of a quasi-reorganization of the Company's assets during the fiscal year ended June 30, 1993. The 1996,1995 and 1994 statements of operation are not comparable to prior years.
(2) The rights offering in August, 1992 materially affects the comparability of the loss per share data.
(3) The weighted average number of shares, the per share data and the common shares outstanding have been restated for all periods to reflect the one-for-twenty reverse stock split effected on March 13, 1992.
(4) One of the Company's two racetracks was sold in the fiscal year ended June 30, 1991 which materially affects the comparability of a portion of the information reflected in the above data.
(5) The Company completed its purchase during the fiscal year ended
      June 30, 1995 of a racetrack operation effective January 1, 1995 which materially affects the comparability of a portion of the information reflected in the above data.



ITEM 7 - MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
         OPERATIONS

 (A)    Liquidity and Capital Resources

   The Company's working capital (deficit), on a consolidated basis, as of June 30, 1996, was ($2,395,582) which represents a decrease of approximately $11,700,000 from June 30, 1995. During the year the Company's cash and cash equivalents, decreased by $7,600,000 and its short term notes and mortgages payable increased by $1,900,000, along with an increase in accounts payable
and accrued expenses of $3,100,000.   This decrease in cash of $7,600,000  is
primarily the result of the following factors: 1) the utilization of cash of $12,600,000 for the purchase of the El Rancho property and deposits of $470,000 made for the purchase of an adjoining piece of property from Sheraton
Gaming Corporation for the casino development project;   2) an increase in
cash of  $26,600,000 generated from debt financing offset by principal
payments of  $21,900,000;   3) cash of $5,440,000 from a Regulation S offering
of Common Stock;    4) capitalized expenditures and improvements of
$5,470,000 associated with future casino development and $1,600,000 for the
two racetrack properties;   5) $400,000 for the purchase of land for a parking
lot at the Freehold racetrack facility (previously leased by the Company);
and   6) cash of $2,700,000 generated from operating activities.

   The Company's cash flows from operations were $2,669,000 in fiscal 1996 compared to $2,560,000 in fiscal 1995. Although the Company suffered a net loss of $1,070,000 for fiscal 1996 versus net income for fiscal 1995 of $2,400,000, it was able to defer certain accounts payable along with other adjustments effecting cash flow which resulted in cash being provided from operations.

     Cash used by investing activities was $20,441,000 for fiscal 1996 compared to $1,186,000 in fiscal 1995. The increase was the result of the purchase of the El Rancho property which utilized $12,565,000 in cash, deposits made on an adjacent piece of property in the amount of $470,000, capital expenditures for improvements at the two racetrack properties of $1,594,000, $400,000 utilized for the purchase of land at Freehold Raceway, and expenditures for future casino development of $5,470,000.

   Cash provided by financing activities was $10,187,000 in fiscal 1996 compared to cash (used) by financing activities in fiscal 1995 of $(5,648,000) due in that year for payments made on the acquired debt at Freehold racetrack. During 1996 the Company completed a Regulation S private offering for 1.9 million shares of common stock, for $3 per share, resulting in net proceeds of $5,440,000. In March, 1996 the Company secured long term financing of $6,000,000 from two foreign banks, each for $3,000,000, which was used to pay $6,500,000 of short term notes associated with the El Rancho purchase. In June, 1996 the Company obtained from Foothill Capital Corp. a $14,000,000 term loan (used to pay off a $14,000,000 first mortgage note due in December, 1996), and a $16,000,000 revolving credit line of which at June 30, 1996 the Company had drawn down $6,598,000. The Company used $4,000,000 to meet vendor obligations and $2,598,000 to pay financing fees associated with the closing of the loan. During 1996 the Company made payments of $1,394,000 on other various notes for Freehold Raceway, purchased in January, 1995.

   Restricted Cash and Investments of $2,972,000 as of June 30, 1996 consisted of horsemen's deposits held by the racetrack for race nominations, purse winnings, and funds held for uncashed mutuel ticket sales due to the patrons or government authorities. These balances are offset with the Company's payables. As restricted cash these cash funds are not available for Company operations.

   On January 14, 1996, in connection with the Company's purchase of the El Rancho Hotel and Casino property the Company issued its $10,500,000 second mortgage note at 8% interest, which is payable only to the extent that certain contingent events occur. At June 30, 1996, this amount is classified as long term debt since the Company does not anticipate these contingencies happening by June of 1997.

   On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for the proposed borrowing of $30,000,000. Closing on the financing contract took place on June 4, 1996.
The financing arrangement, secured by, among other things, a mortgage on the
El Rancho property, Garden State Park, and a second mortgage on Freehold Raceway, is for a $16,000,000 revolving credit line and a $14,000,000 Time
Loan Mortgage, used at settlement to pay off the note referred above due on December 20, 1996. The revolving credit line is restricted by $3,000,000 until such time that an approved settlement agreement between the New Jersey Division of Gaming Enforcement, the Company and Robert E. Brennan, the Company's former chairman, has been reached by the New Jersey Casino Control
Commission.   The revolving credit line requires that the Company make
quarterly principal payments of $400,000 beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum. The Time Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above
the current published prime lending rate per annum.   The financing agreement
also provides for the lender to receive a monthly service fee of $5,000;  a
 .5% monthly fee on the unused portion of the line of credit; and an annual 1% lender's commitment fee. The total principal balance of the revolving credit line and the Time Loan Mortgage as of June 30, 1996 was $20,837,320 leaving a balance to draw on at June 30, 1996 of $6,162,680, before the release of the $3,000,000 restriction. Subsequent to June 30, 1996 and as of September 30, 1996 the Company has drawn an additional $2,654,326, leaving a balance of $3,508,354 to draw upon before the release of the $3,000,000 restriction.
The credit facility contains financial and other covenants that require the Company to maintain certain standards with respect to: (i) minimum tangible net worth of $70,000,000; and (ii) liabilities to tangible net worth ratio of not more than one to one. The covenants also require that (iii) Foothill Capital receive a subordinated Deed of Trust on the purchase of the adjacent property; and (iv) that additional purchase money financing and/or capital leases cannot exceed an aggregate $3,000,000. The Company believes it will continue to be in compliance with these arrangements during fiscal 1997.

     In March, 1996, the Company received financing of $6,000,000 from two foreign banks, which was used in part to pay the $6,500,000 mortgage note due
to LVEN in March, 1996.   The notes bear interest at 10% per annum, payable
yearly with principal due on March 17, 1998. The $3,000,000 note is guaranteed by a first mortgage on the 56 acres of land at Garden State Park, which is currently under contract of sale, subject to certain contingencies, to the Four B's. The other entity has not exercised a right to perfect a mortgage on the Garden State Park property for the other $3,000,000 note.

   At various dates throughout the fiscal year, the Company financed its payments on insurance policies in the amount of $1,236,400 at interest rates ranging from 9.1% to 10.4%. Monthly payments are to be made over a period of nine months. At June 30, 1996, $919,100 was outstanding and classified as a current liability.

   A note previously executed by Freehold Raceway with Marine Midland Bank had a balloon payment of $1,405,000 which was due and paid on August 20, 1996.

   In June, 1996 the Company entered into a purchase agreement with Sheraton Gaming Corporation to purchase a fifteen acre tract directly behind its El Rancho property. The Company made payments of $470,000 during fiscal 1996 and $1,880,000 during the first quarter of fiscal 1997. The Company will need to seek financing in order to finalize the purchase. If the Company fails to secure adequate financing by a settlement date of November 29, 1996, the total $2,350,000 payments made to date would be forfeited. Management believes that the financing can be obtained, however, no assurance can be given that it will be obtained, or, if it is obtained, will be prior to the required closing date.

    In July, 1996, the Company entered into an agreement with GE Capital Corporation with respect to financing $827,891 at an interest rate of 9.3% for the purchase of 2 new natural gas powered air conditioners at Garden State Park. The contract provides for sixty consecutive monthly installments of principal and interest of $17,067 beginning August 25, 1996.

   On September 17, 1996 the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $850 and an end buy out of approximately $42,000 for a new telephone system at Freehold Raceway. The Company is in the process of extending the installation to include Garden State Park with a similarly priced contract agreement.

   For the last three years, the Company has had sufficient cash generated from operations and from debt and equity financing to finance its operations, make asset purchases of Freehold Raceway and the El Rancho properties, and to maintain existing facilities. The cash and cash equivalents balance of $4,216,000 at June 30, 1996 and the projected funds to be generated from the racetrack operations will not be sufficient to fund the cash requirements of the Company's existing operations, its scheduled debt service, and the currently anticipated capital requirements of the Company's casino development during the next fiscal year. In order to meet these projected cash requirements, the Company believes that the closing in December, 1996 for the sale of a portion of the land at Garden State Park will become a source of cash in fiscal 1997. In December 1995, Garden State Race Track, Inc. entered into an agreement to sell this 56 acre parking lot tract at the Garden State Park, which is presently unused for racing purposes. The contract calls for a purchase price of $11 million and provides for a closing on or before December 15, 1996, (although the buyer may extend for a six month period provided a further non-refundable deposit is made). The closing is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site, and provides the purchaser a period of time to evaluate the feasibility of the project. The Buyer has made all required payments to date and has warranted to the Company that it has the financial capability to complete the transaction on an "all cash" basis and to comply with all financial requirements. Net proceeds of this sale is expected to be approximately $4.4 million after payment to two foreign banks in the amount of $6,000,000 and closing adjustments.

   The Company is also anticipating that the majority of the unused revolving credit line with Foothill Capital Corporation of approximately $9,000,000 as of June 30, 1996, or $6,500,000 as of September 30, 1996, will be available during the fiscal year. The balance currently is restricted by $3,000,000 until such time that an approved settlement agreement has been reached between the State of New Jersey, Department of Law and Public Safety, Division of Gaming Enforcement, Robert E.Brennan and the Company's racetrack subsidiaries concerning the shares of Common Stock currently owned by Robert
E. Brennan, the Company's former chairman.

   The purchase agreement for the El Rancho property provides that if, by October 25, 1996, the Company has not arranged for the necessary commitments to develop the "Starship Orion" project or a more modest project by the same date, and if the seller, Las Vegas Entertainment Network, Inc. ("LVEN") (i) arranges for the Refinance Loan (as defined therein), and (ii) pays all associated costs and deposits into an escrow account up to one year's interest on the refinanced or replaced Refinance Loan and up to one year's carrying costs for El Rancho, then LVEN may have the non-exclusive right for up to one year (the "Option Period") to appoint (during the last quarter of the Option Period) an authorized licensed commercial real estate broker to arrange for the sale of the property or obtain a minimum of $55 million in financing to develop the property. During the Option Period, the Company continues to have the right to arrange for the financing to develop the El Rancho property. If such financing is arranged, LVEN's rights (if any) with respect to arranging for the appointment of an authorized licensed commercial real estate broker or refinancing would terminate, as would any requirement to obtain LVEN's consent before the sale by the Company of the site.

   The Company's anticipated principal payment on debt service will be approximately $3,400,000 during the next year. The Notes and Mortgage payments in connection with the purchase of Freehold Raceway will be $2,295,000, and payments on various other notes and leases of the Company will be $919,100 during fiscal 1997 plus additional payments of $200,000 for new leases incurred from July 1, 1996 to September 30, 1996.

   The anticipated capital needs for the Casino expansion during fiscal 1997 include carrying costs of the El Rancho casino of approximately $1,000,000 per year for real estate taxes, utilities, guard and fire watch service and maintenance. Interest and bank fees on debt connected with the Casino expansion will be approximately $3,800,000 during the next year. Professional fees for consultants, legal and architectural work is expected to be approximately $3,000,000 during the next year. All costs above will be capitalized and expensed over the useful life upon the opening of a casino. Capital expenditures at the race track subsidiaries are projected to be approximately $600,000 during fiscal 1997. During fiscal 1997, the Company estimates the cash generated from operations to be at approximately a break-even basis. Should the sale of land at Garden State Park be delayed and should the settlement agreement concerning Mr. Brennan's shares of Common Stock not be approved, which action would delay the release of the $3,000,000 on the revolving credit line, the Company believes it can make the necessary adjustments in its current operations by reducing or delaying costs and planned capital expenditures at the racetrack facilities and those amounts needed for casino expansion in order to have sufficient cash during fiscal 1997. The Company has also received several offers to buy the El Rancho property together with the adjoining property on which the Company has a contract to purchase for amounts greater than what has been totally expended to date. These offers could offer the Company alternatives if the development of the original casino project is not possible due to cash not being available on a timely basis. The Company continues to pursue financing for the project.

   For fiscal 1998, the Company is required to make debt payments of approximately $5,900,000 (or $11,900,000 if a foreign note in the amount of $6,000,000 is not paid off in December, 1996 in conjunction with the sale of 56 acres of land at Garden State Park at that time). This does not include monies that would be needed should debt be incurred in connection with the
acquisition of the additional property in Las Vegas.   Additional  costs of
carrying the El Rancho and estimated development costs, including interest on debt is projected to be approximately $7,500,000. No assurance can be given at this time that the Company will achieve a level of operating cash flow in fiscal 1998 that will permit it to service its obligations. Therefore, the Company will attempt to raise additional capital through debt and/or stock issuance and/or attract equity partners. It may have to adopt other alternative strategies such as reducing or delaying future expansion or capital expenditures. The Company cannot provide any assurances as to the terms by which any of these strategies can be completed.

(B)     Seasonality and Effect of Inclement Weather

   Horse racing is conducted outdoors, therefore a number of variables contribute to the seasonality of the business, most importantly weather. Weather conditions, particularly during the winter months, sometimes cause cancellation of races or severely curtail attendance, which reduces wagering and live racing and simulcast wagering both on site and off site. Attendance and wagering also have been adversely affected by major winter storms which have affected the entire Northeast part of the country during the 1995-96 winter season.

   In addition a disproportionate amount of ITB's revenue is received during the period September through May of each year because Garden State Park and Freehold Raceway only conduct simulcast receiving (not live racing) during the summer months. As a result, the Company's revenue and net income have been greatest in the second and third quarters of the year.

(C)     Results of Operations for the Years Ended June 30, 1996 and 1995

   During the year ended June 30, 1996, the Company incurred an after tax
loss of $1,069,712   in comparison to after tax income of $2,398,452 for the
prior fiscal year. The change of $3,468,164  from net income to net loss
primarily resulted from the net effect of:   1) the loss generated by Garden
State Park during the period as compared to income for the comparable period in fiscal 1995 and an increase in net income generated by Freehold Raceway under the Company's ownership during the second half of the 1996 as compared
to the second half of fiscal 1995;   2) increased interest expense of $583,866
primarily associated with the mortgages on Freehold Raceway and additional
debt for the comparable periods;    and 3) a decrease in investment revenue of
approximately $3.2 million for the comparable fiscal years; partially offset by 4) the net increased income generated during the first six months of the fiscal year as a result of the purchase of Freehold Raceway. Total revenues from operations increased in fiscal 1996 primarily as a net result of the purchase of Freehold Raceway, which significantly increased racetrack revenues for the comparable periods. Total expenses increased $13,293,116 or 23% from $56,668,686 in fiscal 1995 to $69,961,802 in fiscal 1996 primarily as
a net result of:    1) significant additional operating and interest expenses
during fiscal 1996 as a result of the purchase of Freehold Raceway in January
1995; and    2) a net decrease in racetrack expenses during the second half of fiscal 1996 primarily as a result of the decrease in the number of race days
at both racetracks; and    3) an increase of approximately $1,900,000 in
Corporate expenses associated with the development of casino gaming opportunities.

   During the year ended June 30, 1996, the Company realized investment income of $255,063. This represents a decrease of $3,182,725 from the 1995 investment income of $3,437,788. This decrease is primarily the result of decreasing investment transactions as the Company ceased these activities in fiscal 1996.

   During the year ended June 30, 1996, the Company's two racetracks realized income of $3,043,458 before taxes and interest as compared to income of $2,683,884 before taxes for the prior fiscal year. Interest expense of $1,140,665 for the current fiscal year associated primarily with the mortgages on the Freehold racetrack is recognized as a corporate expense, not that of the racetrack. Capitalized interest for the current fiscal year of $751,592, primarily associated with the casino development project will be expensed (over the estimated benefit period) upon the opening of a casino on the El Rancho property. (See Notes 1-(E) and 3)

           Garden State Park

   During the current fiscal year (July 1, 1995 to June 30, 1996), Garden State Park ran its eleventh standardbred (harness) meet from September 8, 1995 through December 9, 1995 (53 dates) and the Company's twelfth thoroughbred meet from January 12, 1996 through May 24, 1996 (64 dates). During these race meetings, Garden State Park simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the fiscal year.

   During the year ended June 30, 1996, Garden State's revenue decreased $4,304,948 or 12% when compared to the prior fiscal year, reflecting a significant net decrease in revenues generated during the period at Garden State Park primarily as a result of the effect of severe weather conditions which forced the cancellation of 10 scheduled live racing days and the simulcasting during those days as well as the effect of adverse weather conditions during many of the completed live racing programs. This severe weather, which also caused most other racetracks in the northeastern United States to limit their live racing programs, had an adverse impact on earnings
during these periods.   In addition, Garden State Park experienced lower
handles and attendance throughout the year which reduced revcnue.   The cost
of revenues, primarily purse expenses and simulcasting commissions, and operating expenses decreased 1,938,065 or 6% when compared to the same period last year also as a result of the canceled race days and limited simulcasting schedules. Depreciation expenses for fiscal 1996 and 1995 were $633,369 and $555,993, respectively. General and administrative expenses were reduced by $76,195. As a net result of decreased revenues and expenses during the fiscal year ended June 30, 1996, Garden State Park incurred an operating loss of $2,318,582 before interest and income taxes compared to income during the fiscal year ended June 30, 1995 of $201,872.

   The 1995 (fiscal 1996) Harness Meet (53 days) resulted in operating income of approximately $852,000, compared with the 1994 Harness Meet's (55 days) operating income of approximately $855,000. Daily on-track attendance and wagering at the track's 1995 Harness Meet, averaged 2,434 and $182,103, respectively, as compared to 2,767 and $207,747, respectively, during the 1994 Harness Meet.

   The 1996 Thoroughbred Meet (64 days) had an operating loss of approximately $2,388,000 compared to the 1995 Thoroughbred Meet (75 days), which had an operating loss of approximately $311,000. This increase in operating loss primarily reflects the net effect of the decreased revenues and expenses associated with a decrease in the number of race days, due to less favorable weather conditions, during the third quarter of this fiscal year as compared to the comparable period in the prior fiscal year in addition to increased losses during the fourth quarter of this fiscal year which primarily reflects decreases in income from live racing and simulcasting. Daily on-track attendance and wagering at Garden State Park's 1996 Thoroughbred Meet averaged 2,891 and $164,381, respectively. During the 1995 Thoroughbred Meet, attendance and on-track wagering averaged 3,292 and $212,580, respectively.

   During the fiscal year ended June 30, 1996, the track had an operating loss of approximately $782,000 during the non-racing periods between meets as compared to a loss of approximately $342,000 in the prior fiscal year. The increase in operating loss was primarily due to lower simulcasting handles.

   Simulcasting during fiscal 1996 and 1995, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 79% and 75%, respectively, of revenue while live racing and other income accounted for approximately 21% and 25%, respectively, of revenue at Garden State Park during fiscal 1996 and 1995.

          Freehold Raceway

        During fiscal 1996, Freehold Raceway ran its Freehold Racing Association (FRA) standardbred (harness) meet from August 17, 1995 through December 30, 1995 for a total of 99 days. Freehold's Atlantic City Harness
(ACH), also standardbred, meet ran from January 1, 1996 through May 29, 1996 for a total of 102 days. During both race meetings, Freehold Raceway simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the fiscal year.

   For the year ended June 30, 1996, Freehold Raceway realized operating income of $5,362,039 before interest and income taxes. Revenue for the period was $36,242,799. The cost of revenues, primarily purse expenses and simulcasting commissions, was $13,476,190. Operating and depreciation expenses were $15,032,484 and $793,038, respectively. General and administrative expenses were $1,579,048.

   The 1995 (fiscal 1996) FRA harness meet resulted in operating income of approximately $2,987,717. Daily on-track attendance and wagering at the 1995 FRA meet averaged 2,085 and $252,058.

   The 1996 ACH harness meet resulted in operating income of approximately $2,165,892 as compared to the 1995 meet income of $3,449,403. The decrease in income was primarily the net result of decreased revenues and expenses associated with a decrease in the number of race days, due to less favorable weather conditions, during the third quarter of this fiscal year as compared to the comparable period in the prior fiscal year. Daily on-track attendance and wagering at the 1996 ACH meet averaged 2,085 and $252,058, respectively. During the 1995 ACH meet, attendance and on-track wagering averaged 2,298 and $290,449, respectively.

   During the fiscal year ended June 30, 1996, Freehold Raceway had operating income of approximately $208,430 during the non-racing periods between meets.

   Live racing  accounted for approximately 29% of revenue at Freehold
Raceway during the year ended June 30, 1996. Simulcasting, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 66% of revenue at Freehold Raceway during the year ended June 30, 1996.

(B) Results of Operations for the Years Ended June 30, 1995 and 1994

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

   IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report will be achieved.
In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
International Thoroughbred Breeders, Inc.


   We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
August 23, 1996





 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
             AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS
       AS OF JUNE 30, 1996 AND 1995

                  ASSETS

                                                June 30,        June 30,
                                                  1996            1995
CURRENT ASSETS:
  Cash                                     $     1,069,282 $     4,167,811
  Short-Term Investments                         3,147,074       7,633,483
     TOTAL CASH AND CASH EQUIVALENTS             4,216,356      11,801,294

  Restricted Cash and Investments                2,971,538       2,151,411
  Accounts Receivable - Net                      1,892,941       2,155,792
  Prepaid Expenses                               1,205,951       1,143,007
  Other Current Assets                             366,656         152,795
     TOTAL CURRENT ASSETS                       10,653,442      17,404,299

LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
  Land and Buildings                            69,093,719      74,296,090
  Construction In Progress                      48,736,200               0
  Equipment                                      4,356,202       3,666,168
  Livestock                                         20,687          17,517
     TOTAL LAND, BUILDINGS, EQUIPMENT
         AND LIVESTOCK                         122,206,808      77,979,775
LESS: Accumulated Depreciation                   2,858,439       1,570,024
     TOTAL LAND, BUILDINGS, EQUIPMENT
         AND LIVESTOCK  - NET                  119,348,369      76,409,751

LAND AND IMPROVEMENTS HELD FOR SALE - NET        6,719,327               0

OTHER ASSETS:
  Deposits and Other Assets                        340,507         392,531
  Financing Costs - Net                          4,667,415               0
  Goodwill - Net                                 3,151,872       3,262,464
     TOTAL OTHER ASSETS                          8,159,794       3,654,995


TOTAL ASSETS                               $   144,880,933 $    97,469,045

See Notes to Financial Statements.


 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
             AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS
       AS OF JUNE 30, 1996 AND 1995

   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30,        June 30,
                                                  1996            1995
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses    $     9,804,641 $     6,656,061
  Notes and Mortgages Payable -
       Current Portion                           3,214,100       1,341,399
  State Income Taxes Payable                        30,284         115,600
     TOTAL CURRENT LIABILITIES                  13,049,025       8,113,060

DEFERRED INCOME                                  1,499,449       1,550,451

LONG-TERM LIABILITIES:
  Notes Payable - Long Term Portion             50,992,702      15,599,097
  Deferred State Income Taxes Payable               21,652               0
     TOTAL LONG-TERM LIABILITIES                51,014,354      15,599,097


COMMITMENTS AND CONTINGENCIES                            0               0

SHAREHOLDERS' EQUITY:
Series A (Convertible) Preferred Stock
  $100.00 Par Value, Authorized 500,000
  Shares, Issued and Outstanding,
  362,462 and 362,450 Shares, Respectively      36,246,175      36,244,975
Common Stock $2.00 Par Value, Authorized
   25,000,000 Shares, Issued and
   Outstanding 11,651,487 and 9,551,386
   Shares, Respectively                         23,302,973      19,102,771
Capital in Excess of Par                        16,111,652      11,959,643
Retained Earnings (subsequent to
   June 30, 1993, date of quasi-
   reorganization, total deficit
   eliminated $102,729,936)                      3,829,336       4,899,048
     TOTAL                                      79,490,136      72,206,437
LESS: Deferred Compensation                        172,031               0
     TOTAL SHAREHOLDERS' EQUITY                 79,318,105      72,206,437


TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $   144,880,933 $    97,469,045

See Notes to Financial Statements.







INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1996, 1995  AND 1994


                                           Years Ended June 30,
                                      1996         1995         1994
REVENUES:
Revenue from Operations          $ 68,864,894 $ 55,744,950 $ 37,334,236
Investment Income                     255,063    3,437,788    3,343,274
   TOTAL REVENUES                  69,119,957   59,182,738   40,677,510

EXPENSES:
Cost of Revenues                   23,309,829   17,342,134   10,416,610
Operating Expenses                 35,752,642   29,892,282   22,088,521
Depreciation & Amortization         1,543,841      965,026      544,344
General & Administrative Expenses   8,214,825    7,912,445    5,127,440
Interest Expense                    1,140,665      556,799            0
   TOTAL EXPENSES                  69,961,802   56,668,686   38,176,915


(LOSS) INCOME FROM OPERATIONS
  BEFORE TAXES                       (841,845)   2,514,052    2,500,595

  Income Tax Expense                  227,867      115,600            0


NET (LOSS) INCOME                $ (1,069,712)$  2,398,452 $  2,500,595


NET (LOSS) INCOME  PER SHARE     $      (0.10)$       0.25 $       0.26

The Company's purchase of Freehold Raceway in January, 1995 materially affects the comparability of the twelve month periods reflected in the above data.

See Notes to Financial Statements.







     INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                  AND SUBSIDIARIES

   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                       Preferred
                                                       Number of
                                                         Shares        Amount
BALANCE - JUNE 30, 1993                                   441,664 $  44,166,375

Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992                 36         3,600
Exchange of Preferred Stock for Common Stock              (79,257)   (7,925,700)
Net Income for the Year Ended June 30, 1994               ---           ---

BALANCE - JUNE 30, 1994                                   362,443 $  36,244,275

Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992                  7           700
Net Income for the Year Ended June 30, 1995               ---           ---

BALANCE - JUNE 30, 1995                                   362,450 $  36,244,975

Common Shares Issued - Reg S Offering                     ---           ---
Shares Issued in Connection with Debt Financing           ---           ---
Deferred Compensation for Options Granted
to Employees                                              ---           ---
Financing Costs for Warrants in Connection
with Debt                                                 ---           ---
Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992                 12         1,200
Amortization of Deferred Compensation Costs               ---           ---
Net (Loss) for the Year Ended June 30, 1996               ---           ---

BALANCE - JUNE 30, 1996                                   362,462 $  36,246,175

                                                         Common
                                                       Number of
                                                         Shares        Amount
BALANCE - JUNE 30, 1993                                 9,511,415 $  19,022,830

Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992                211           422
Exchange of Preferred Stock for Common Stock               39,629        79,257
Net Income for the Year Ended June 30, 1994               ---           ---

BALANCE - JUNE 30, 1994                                 9,551,255 $  19,102,509

Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992                131           262
Net Income for the Year Ended June 30, 1995               ---           ---

BALANCE - JUNE 30, 1995                                 9,551,386 $  19,102,771

Common Shares Issued - Reg S Offering                   1,900,000     3,800,000
Shares Issued in Connection with Debt Financing           200,000       400,000
Deferred Compensation for Options Granted
to Employees                                              ---           ---
Financing Costs for Warrants in Connection
with Debt                                                 ---           ---
Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992                101           202
Amortization of Deferred Compensation Costs               ---           ---
Net (Loss) for the Year Ended June 30, 1996               ---           ---

BALANCE - JUNE 30, 1996                                11,651,487 $  23,302,973

                                                        Capital       Deferred
                                                       in Excess    Compensation
                                                         of Par         Cost
BALANCE - JUNE 30, 1993                             $   4,118,184 $           0

Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992             (4,022)      ---
Exchange of Preferred Stock for Common Stock            7,846,443       ---
Net Income for the Year Ended June 30, 1994               ---           ---

BALANCE - JUNE 30, 1994                             $  11,960,605 $           0

Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992               (962)      ---
Net Income for the Year Ended June 30, 1995               ---           ---

BALANCE - JUNE 30, 1995                             $  11,959,643 $           0

Common Shares Issued - Reg S Offering                   1,638,162       ---
Shares Issued in Connection with Debt Financing           400,000       ---
Deferred Compensation for Options Granted
to Employees                                              175,000      (175,000)
Financing Costs for Warrants in Connection
with Debt                                               1,940,250       ---
Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992             (1,402)      ---
Amortization of Deferred Compensation Costs               ---             2,969
Net (Loss) for the Year Ended June 30, 1996               ---           ---

BALANCE - JUNE 30, 1996                             $  16,111,652 $    (172,031)

                                                        Retained
                                                        Earnings       Total
BALANCE - JUNE 30, 1993                             $           0 $  67,307,389

Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992            ---           ---
Exchange of Preferred Stock for Common Stock              ---           ---
Net Income for the Year Ended June 30, 1994             2,500,596     2,500,596

BALANCE - JUNE 30, 1994                             $   2,500,596 $  69,807,985

Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992            ---           ---
Net Income for the Year Ended June 30, 1995             2,398,452     2,398,452

BALANCE - JUNE 30, 1995                             $   4,899,048 $  72,206,437

Common Shares Issued - Reg S Offering                     ---         5,438,162
Shares Issued in Connection with Debt Financing           ---           800,000
Deferred Compensation for Options Granted
to Employees                                              ---                 0
Financing Costs for Warrants in Connection
with Debt                                                 ---         1,940,250
Shares Issued for Fractional Exchanges
With Respect to the One-for-Twenty
Reverse Stock Split effected on March 13, 1992            ---           ---
Amortization of Deferred Compensation Costs               ---             2,969
Net (Loss) for the Year Ended June 30, 1996            (1,069,712)   (1,069,712)

BALANCE - JUNE 30, 1996                             $   3,829,336 $  79,318,105

See Notes to Financial Statements.







           INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED JUNE 30, 1996, 1995  AND 1994

                                                                  Year Ended
                                                                   June 30,
                                                                     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME                                              $   (1,069,712)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
 Depreciation and Amortization                                      1,543,841
  (Gain) Loss on Sale of Livestock and Fixed Assets                    (5,000)
  Provision for Deferred Income Taxes                                  21,652
  Changes in Assets and Liabilities -
   (Increase) Decrease in Restricted Cash & Investments              (820,127)
   (Increase) Decrease in Accounts Receivable                         262,851
   (Increase) Decrease in Other Assets                               (213,861)
   (Increase) Decrease in Prepaid Expenses                            (62,944)
   Increase (Decrease) in Account Payable and Accrued Expenses      3,063,264
   Increase (Decrease) in Deferred Income                             (51,002)
NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,668,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Equipment and Livestock                           5,000
Purchase of Freehold Racetrack - Net of Cash Received                       0
Purchase of El Rancho Property                                    (12,564,700)
Option to Purchase Additional Land in Las Vegas                      (470,000)
Purchase of Land at Freehold                                         (400,000)
Casino Development Costs                                           (5,469,045)
Capital Expenditures for Racetracks                                (1,594,384)
(Increase) Decrease in Other Investment Activity                       52,024
NET CASH (USED) BY INVESTING ACTIVITIES                           (20,441,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Common Stock                                                5,438,162
Proceeds from issuance of Long Term Notes                           6,000,000
Proceeds from Line of Credit                                        6,597,794
Proceeds from Foothill Refinance of Sun Mortgage                   14,000,000
Principal Payments on Acquired Debt - Freehold                              0
Principal Payments on Short Term Notes                             (6,500,000)
Principal Payments on Sun Mortgage                                (14,000,000)
Principal Payments on Long Term Notes                              (1,348,751)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   10,187,205

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (7,584,938)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     11,801,294

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    4,216,356

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest (Net of Interest Capitalized)                         $    1,163,980
Income Taxes                                                   $      291,531

                                                                  Year Ended
                                                                   June 30,
                                                                     1995
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME                                              $    2,398,452
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
 Depreciation and Amortization                                        965,026
  (Gain) Loss on Sale of Livestock and Fixed Assets                  (113,338)
  Provision for Deferred Income Taxes                                       0
  Changes in Assets and Liabilities -
   (Increase) Decrease in Restricted Cash & Investments               (21,339)
   (Increase) Decrease in Accounts Receivable                         142,576
   (Increase) Decrease in Other Assets                                (15,907)
   (Increase) Decrease in Prepaid Expenses                           (138,661)
   Increase (Decrease) in Account Payable and Accrued Expenses     (1,488,291)
   Increase (Decrease) in Deferred Income                             831,068
NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,559,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Equipment and Livestock                         186,859
Purchase of Freehold Racetrack - Net of Cash Received                 (94,602)
Purchase of El Rancho Property                                              0
Option to Purchase Additional Land in Las Vegas                             0
Purchase of Land at Freehold                                                0
Casino Development Costs                                                    0
Capital Expenditures for Racetracks                                (1,090,904)
(Increase) Decrease in Other Investment Activity                     (187,188)
NET CASH (USED) BY INVESTING ACTIVITIES                            (1,185,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Common Stock                                                        0
Proceeds from issuance of Long Term Notes                                   0
Proceeds from Line of Credit                                                0
Proceeds from Foothill Refinance of Sun Mortgage                            0
Principal Payments on Acquired Debt - Freehold                     (5,169,098)
Principal Payments on Short Term Notes                                      0
Principal Payments on Sun Mortgage                                          0
Principal Payments on Long Term Notes                                (479,449)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (5,648,547)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (4,274,797)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     16,076,091

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   11,801,294

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest (Net of Interest Capitalized)                         $      160,674
Income Taxes                                                   $            0

                                                                  Year Ended
                                                                   June 30,
                                                                     1994
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME                                              $    2,500,595
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
 Depreciation and Amortization                                        544,344
  (Gain) Loss on Sale of Livestock and Fixed Assets                  (174,056)
  Provision for Deferred Income Taxes                                       0
  Changes in Assets and Liabilities -
   (Increase) Decrease in Restricted Cash & Investments              (745,055)
   (Increase) Decrease in Accounts Receivable                        (222,198)
   (Increase) Decrease in Other Assets                                113,017
   (Increase) Decrease in Prepaid Expenses                           (211,835)
   Increase (Decrease) in Account Payable and Accrued Expenses       (837,528)
   Increase (Decrease) in Deferred Income                             304,642
NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,271,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Equipment and Livestock                         540,164
Purchase of Freehold Racetrack - Net of Cash Received                       0
Purchase of El Rancho Property                                              0
Option to Purchase Additional Land in Las Vegas                             0
Purchase of Land at Freehold                                                0
Casino Development Costs                                                    0
Capital Expenditures for Racetracks                                (1,019,886)
(Increase) Decrease in Other Investment Activity                      (18,349)
NET CASH (USED) BY INVESTING ACTIVITIES                              (498,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Common Stock                                                        0
Proceeds from issuance of Long Term Notes                                   0
Proceeds from Line of Credit                                                0
Proceeds from Foothill Refinance of Sun Mortgage                            0
Principal Payments on Acquired Debt - Freehold                              0
Principal Payments on Short Term Notes                                      0
Principal Payments on Sun Mortgage                                          0
Principal Payments on Long Term Notes                                 (35,418)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (35,418)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  738,437

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     15,337,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   16,076,091

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest (Net of Interest Capitalized)                         $            0
Income Taxes                                                   $            0

Supplemental Schedule of Non-Cash Investing and Financing Activities:
During the year ended June 30, 1996, Land and Improvements at a total cost of $31,975,000 was financed through Short and Long Term Notes. See Note 3 for details of acquisitions.
During the year ended June 30, 1996, the Company recorded an unrealized loss of $160,000 on trading securities.
During the year ended June 30, 1996, the Company issued 200,000 shares and 925,000 warrants in connection with financing.

See Notes to Financial Statements.



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - International Thoroughbred Breeders, Inc. and subsidiaries, collectively the Company, conducts live race meetings for Thoroughbred and Harness (Standardbred) horses and participates in intrastate and interstate simulcast wagering as a host track and as a receiving track in Cherry Hill and Freehold, New Jersey. The Company's racetrack operations are dependent upon continued governmental acceptance of racing as a form of legalized gambling. The Company has to compete for gaming revenue not only with other racetracks, but also with other forms of gaming activities, such as, off-track betting parlors, telephone wagering, casino gambling (in Atlantic City), slot machines at racetracks, and various state lotteries, both from within the State of New Jersey and from neighboring states (Pennsylvania and Delaware in particular). From time to time, legislation has been introduced in New Jersey and neighboring states which would further expand gambling opportunities and increase competition. Severe inclement weather, which can affect the northeastern portion of the United States in the winter months, can also adversely affect operations. The Company is required to annually renew its racing permits with the New Jersey Racing Commission in order to operate.

     During fiscal 1996, the Company, under one of its subsidiaries, purchased property for the purpose of commencing casino gaming upon the opening of a proposed casino project in Las Vegas, Nevada.

     (B) Principles of Consolidations -   The accounts of all wholly owned
subsidiaries are included in the consolidated financial statements. All material intercompany transactions have been eliminated.

     (C) Classifications - Certain prior year amounts have been reclassified to conform with the current year's presentation. The operating section of the Statements of Cash Flows for the years ended June 30, 1995 and 1994 have been reclassified from the direct to the indirect method to conform with the 1996 presentation.

     (D) Allowance for Bad Debts - The Company recognizes bad debts on the allowance method. Bad debt allowance at June 30, 1996 and 1995 was $20,000.

     (E) Construction in Progress - Construction in progress includes development costs in conjunction with the acquisition of the El Rancho Hotel and Casino which the Company has capitalized. These costs include land and building acquisitions costs, interest, legal, consulting and other professional fees, other development and carrying costs in connection with the future development casino project. Such costs totaling approximately $48,700,000, include real property acquisition costs in the amount of approximately $43,500,00 and capitalized interest of $751,592 for the year ended June 30, 1996.

     (F) Goodwill - Goodwill is the excess of the cost of acquired Freehold Raceway net assets over their fair value and is being amortized over 30 years under the straight line method. Accumulated amortization at June 30, 1996 was $445,757.

     Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by analyzing the projected undiscounted cash flow from related operations.

     (G) Financing Costs - Deferred financing costs includes costs of $2,759,502 associated with the purchase of the El Rancho property and $1,907,913 associated with warrants issued in connection with the purchase and financing of the casino project, net of amortization of $46,771 and $32,338, respectively, as of June 30, 1996. These costs of $4,667,415, net of amortization of $79,109, are being expensed over the five year life of the loan.

     (H) Revenue Recognition - The Company recognizes the revenues associated with horse racing at Garden State Park and Freehold Raceway as they are earned. Costs and expenses associated with horse racing revenues are charged against income in those periods in which the horse racing revenues are recognized. Other costs and expenses, including advertising, are recognized as they actually occur throughout the year. Deferred income primarily consists of prepaid purse income.

     (I) Deferred Income Taxes - Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

     (J) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     (K) Concentrations of Credit Risk - As of June 30, 1996, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and receivables arising primarily from event planning customers whose credit is routinely evaluated. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At June 30, 1996, the Company had approximately $2,500,000 on deposit in 5 institutions with an average of $500,000 at each institution that was subject to such risk. In addition, repurchase agreements of approximately $2,000,000 which are classified as restricted investments are not insured. The Company does not require collateral for its financial instruments.

(2)  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(3)  ACQUISITIONS AND DISPOSITIONS

          Fiscal 1996

     The Company purchased the El Rancho Hotel and Casino property from an unrelated party, Las Vegas Entertainment Network, Inc. ("LVEN"). The Company plans to develop the site through Orion Casino Corporation, a newly formed wholly owned Nevada subsidiary of International Thoroughbred Gaming Development Corporation ("ITG"), a wholly owned subsidiary of the Company.
The acquisition of the twenty-one acre El Rancho property, which is located on the Las Vegas strip, was for approximately $43.5 million in cash and notes, plus contingent consideration of up to $160 million, which is dependent on future "adjusted cash flows" as contractually defined. The Company has recorded development costs of approximately $5,200,000 during this fiscal year as construction in progress relating to developing the El Rancho property. The El Rancho property is currently not in operation. It is anticipated that these costs, excluding land, will be expensed (over the estimated benefit period) upon the opening of a casino on the premises.

     The purchase price of approximately $43.5 million consisted of approximately $12.5 million paid in cash (exclusive of final adjustments) with the balance financed by: 1) a $6.5 million unsecured mortgage note due and paid with 8% interest; 2) assumption of a $14 million first mortgage note,
which was secured and paid by refinancing;   and 3) a $10.5 million second
mortgage note at an 8% interest rate which is payable only to the extent that certain contingent events occur.

     The Company executed an agreement to purchase 15 acres of unimproved land from a subsidiary of ITT Corporation with a non-refundable deposits of $470,000 through June 30, 1996 and additional deposits totaling $1,880,000 through August 23, 1996. The land is located directly behind and contiguous to the site of the El Rancho Hotel and Casino property which is being
developed through Orion Casino Corporation.   The purchase of the property
allows expanded frontage, a larger project or room for future expansion and increased parking.

     On July 21, 1995, Freehold Raceway completed the purchase of a 4.659 acre section of land, previously leased for parking space, from an unrelated party. The purchase price was $975,000 with $400,000 plus accrued interest due and paid in cash on January 2, 1996 and the balance financed by a three year $575,000 note at an eight percent per annum rate.

     Approximately $775,000 in equipment, furniture and fixtures was acquired in connection with improvements and replacements necessary to maintain operations at the Company's subsidiaries. In addition, $20,000 of capital was used for the continuation of real estate development at the Garden State Park racetrack and approximately $1,066,000 was used in connection with improvements of racetrack property at Garden State Park and Freehold Raceway.

     Fiscal 1995

     In the fiscal year ended June 30, 1995, the Company completed the purchase of all of the outstanding stock of Freehold Racing Association and Atlantic City Harness, Inc., the operating companies of Freehold Raceway, and CIRCA 1850, Inc., a small real estate holding company, from an unrelated party. The purchase price of the stock was $17.8 million with approximately $5.3 million paid in cash (exclusive of final adjustments) and the balance financed by an eight year, $12.5 million note at eighty percent of the prevailing prime rate, not to exceed six percent. The note is secured by a mortgage on the land and buildings at Freehold Raceway and a pledge of 2,000,000 of ITB's shares of Common Stock from Robert E. Brennan, the
Company's former chairman.  The transaction, completed on February 2, 1995,
was effective as of January 1, 1995.   In fiscal 1996, the holder of the $12.5
million mortgage note released Robert E. Brennan's pledge of 2,000,000 shares of ITB's Common Stock as security for the mortgage note.

(4)  INVESTMENTS

     Short term investments, classified as cash equivalents, consist of trading securities, and interest bearing certificates of deposit and money market accounts whose cost approximates fair value due to the short period to maturity. Investment income consists of interest income and realized and unrealized gains on trading securities. In computing the realized gain, cost was determined under the specific identification method.

     Short-term investments, classified as current assets on the balance sheet, include the following captions:

                            June 30       June 30
                              1996          1995
     Trading            $    80,000    $    --
     Available For Sale   3,067,074      7,633,483
     Totals             $ 3,147,074    $ 7,633,483

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

     At June 30, 1996, the Company held approximately $2,970,000, which were classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and unclaimed ticketholder winnings, which are classified as current liabilities.

     At June 30, 1996, the Company held trading securities with an aggregate fair value of $80,000. Investment income for the year ended June 30, 1996
includes an unrealized loss  of $160,000 on this security.   The Company did
not have any trading securities at June 30, 1995 or 1994. Interest income for the years ended June 30, 1996, 1995, and 1994 was $ 415,063, $633,304, and
$505,889, respectively. Realized gains resulting from the sale of trading securities for 1996, 1995 and 1994 was $7,500, $2,804,484 and $2,837,385,
respectively.

(5)  FIXED ASSETS AND LIVESTOCK

             Land Held for Sale

     In December 1995, Garden State Race Track, Inc. entered into an agreement to sell a 56 acre tract at the Garden State Park which is presently unused for racing purposes. The contract calls for a purchase price of $11,000,000 for the property, subject to normal closing adjustments. The agreement provides for a closing on or before December 15, 1996 (which date may be extended for a six month period provided the purchaser pays a non-refundable sum of $100,000) and is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site. The Company has mortgage liens or right of assignment on the property in the amount of $6,000,000 and a cost basis of approximately $6,800,000. Upon the sale of the property, the estimated closing costs are expected to be approximately $630,000, which together with the carrying amount of $6,720,000 would result in an estimated profit on the sale of approximately $3,600,000.

     On June 30, 1993 the Company adjusted its balance sheet (including land) to fair value in accordance with quasi-reorganization accounting principles. Any future gains from the sale of property will be recorded through the stockholder equity section of the Company's balance sheet and will be excluded from the results of operations. Any gain from the sale will not increase the earnings per share amounts in future years.

     The following is a summary of the basis of land held for sale:

                                    June 30, 1996
    Land                              $ 5,700,000
    Land Improvements
      and development costs             1,074,803
    Total                             $ 6,774,803

    Less:
    Accumulated Depreciation          $    55,476
    Land held for sale - Net          $ 6,719,327

    Land, Buildings, Equipment and Livestock

      For the fiscal year ended June 30, 1996 livestock, equipment, land and buildings were carried at their adjusted fair value in accordance with accounting principals applicable to a quasi-reorganization of the Company's assets which was completed in fiscal 1993. Depreciation is being computed over the estimated remaining useful lives using the straight-line method.





(5) FIXED ASSETS AND LIVESTOCK (CONTINUED)

A summary of livestock, equipment, land and buildings and depreciation recorded for the fiscal year ended June 30, 1996 and 1995, is as follows:

                                                                  Accumulated
          June 30, 1996              Adjusted     Depreciation   Depreciation
              Class                    Basis         Charged     June 30, 1996
Land                             $   40,432,500 $      N/A     $      N/A

Construction in Progress (A)         48,736,200        N/A            N/A

Building & Improvements (B)          28,661,219        972,472      2,139,792

Furniture, Fixtures,
Machinery & Equipment (C)             4,356,202        374,700        716,647

Broodmares
& Other Horses (D)                       20,687          1,000          2,000

Totals                           $  122,206,808 $    1,348,172 $    2,858,439

                                                                  Accumulated
          June 30, 1995              Adjusted     Depreciation   Depreciation
              Class                    Basis         Charged     June 30, 1995
Land                             $   45,605,000 $      N/A     $      N/A

Building & Improvements (B)          28,691,090        685,154      1,222,800

Furniture, Fixtures,
Machinery & Equipment                 3,666,168        220,709        346,224

Broodmares
& Other Horses (D)                       17,517          1,000          1,000

Totals                           $   77,979,775 $      906,863 $    1,570,024

(A) Includes the costs associated with the purchase of the El Rancho property on which no depreciation was taken.
(B) Includes property not yet placed in service costing $229,700 and $796,678 as of June 30, 1996 and 1995 on which no depreciation was taken.
(C) Includes property not yet placed in service costing $75,600 as of June 30, 1996 on which no depreciation was taken.
(D) Includes horses costing $10,687 and $7,521 as of June 30, 1996 and 1995 respectively, on which no depreciation was taken since the horses were either not yet placed in breeding service or were being held for resale.

  The depreciable life of buildings & improvements is based on a 15 to 40 year life. Furniture, fixtures, machines and equipment is being depreciated over a 5 to 15 year period and livestock is being depreciated between 2 and 10 years.







(6) NOTES AND MORTGAGES PAYABLE
   Notes and Mortgages Payable are summarized below:

                                                           June 30, 1996
                                      Interest %        Current     Long-Term
ITB:

Foothill Mortgage (A)            Prime plus 2.75%
                                 (current rate 11%)  $          0 $ 14,000,000

LVEN Mortgage (D)                8%                             0   10,500,000

Foothill Line of Credit (A)      Prime plus 2.75%
                                 (current rate 11%)             0    6,837,320

Notes-Insurance Contracts (C)    Various                  200,338            0

FREEHOLD RACEWAY:

Seller's Mortgage (F)            80% of Prime
                                 (not to exceed 6%)
                                 (current rate 6%)        625,000   11,250,000

Seller's Mortgage (G)            80% of Prime
                                 (current rate 6.6%)      225,000    2,022,049

Marine Midland Note (H)          Prime                  1,445,000            0

Notes - Other (E)                Various                  191,667      383,333

GARDEN STATE PARK:

Mortgage Note Payable (B)        10%                            0    3,000,000

Note Payable (B)                 10%                            0    3,000,000

Notes-Insurance Contracts (C)    Various                  527,095            0

Totals                                               $  3,214,100 $ 50,992,702

                                                           June 30, 1995
                                      Interest %        Current     Long-Term
ITB:

Foothill Mortgage (A)            Prime plus 2.75%
                                 (current rate 11%)  $          0 $          0

LVEN Mortgage (D)                8%                             0            0

Foothill Line of Credit (A)      Prime plus 2.75%
                                 (current rate 11%)             0            0

Notes-Insurance Contracts (C)    Various                        0            0

FREEHOLD RACEWAY:

Seller's Mortgage (F)            80% of Prime
                                 (not to exceed 6%)
                                 (current rate 6%)        625,000   11,875,000

Seller's Mortgage (G)            80% of Prime
                                 (current rate 6.6%)      225,000    2,265,799

Marine Midland Note (H)          Prime                    480,000    1,445,000

Notes - Other (E)                Various                   11,399       13,298

GARDEN STATE PARK:

Mortgage Note Payable (B)        10%                            0            0

Note Payable (B)                 10%                            0            0

Notes-Insurance Contracts (C)    Various                        0            0

Totals                                               $  1,341,399 $ 15,599,097

Prime rate at June 30, 1996 was 8.25%
The weighted averaged interest rate on short-term borrowings outstanding as of June 30, 1996 was 9.29%.
The Company had no short-term borrowings during fiscal 1995.



     (A) On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for a proposed borrowing of $30,000,000. Closing on the financing contract took place on June 4, 1996. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway is for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage, used at settlement to pay off a note that was due on December 20,
1996.   At June 30, 1996 the unused line of credit was approximately
$9,150,000. The maximum line of credit balance is restricted by $3,000,000 until such time that an approved settlement agreement has been reached concerning the shares of Common Stock currently owned by Robert E. Brennan, the Company's former chairman.

     The revolving credit line requires the Company to make quarterly principal payments of $400,000 beginning July 1, 1997. The loans mature in five years. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum. The Time Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance was paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum.

     The Company is required to maintain not more than one to one ratio of total liabilities to tangible net worth with a minimun tangible net worth of $70,000,000. In the event of default of the terms of the agreement, the amounts due would be payable in full at that time and the Company would be required to pay a 2% premium of $600,000 calculated on the maximum amount of the financing. The financing agreement also provides for the lender to receive 200,000 shares of the Company's common stock, a monthly service fee of $5,000, a .5% monthly fee on the unused portion of the line of credit, and an annual facility fee of $300,000.

     The total principal balance of the Revolving Credit Line and the Time
Loan Mortgage as of June 30, 1996 was $20,837,320.     Interest of $164,334
associated with the Foothill mortgage and revolving line of credit was capitalized and will be expensed (over the estimated benefit period) upon the opening of a casino in the El rancho property. Interest expense on this obligation for the year ended June 30, 1996 was $28,356.

     (B) In March 1996, the Company received financing of $6,000,000 from two foreign banks (which was used in part to pay the $6.5 million mortgage note due to LVEN) by issuing two $3,000,000 notes. The notes bear interest at 10% per annum, payable yearly with principal due in March 1998. The Company has accrued $150,000 in fees in connection with the $6 million loan pending receipt of documentation. A $3,000,000 note is guaranteed by a first mortgage on the land and buildings at Garden State Park. The foreign entity has not exercised a right to perfect a mortgage on the Garden State property on the other $3,000,000 loan. In connection with the payments on these notes, the Company issued warrants exercisable to purchase 200,000 shares of the Company's Common Stock, at an exercise price of $5.00 per share to each foreign note holder. The Company recorded deferred financing cost of $1,940,250 for these warrants.

     (C) At various dates throughout the fiscal year, the Company financed its payments on insurance policies in the amount of $1,236,400 at interest rates ranging from 9.1% to10.4%. Monthly payments are made over a period of nine months. At June 30, 1996, $727,433 was still outstanding and classified a current debt.

     (D) On January 14, 1996, in connection with the Company's purchase of the El Rancho Hotel and Casino property, the Company financed a $10.5 million second mortgage note at 8% interest, which is payable only to the extent that certain contingent events occur. At June 30, 1996, this amount was classified as long-term debt.

     (E)  On July 21, 1995, Freehold Raceway completed the purchase of a
4.659 acre section of land, previously leased for parking space, from an unrelated party. The purchase price was $975,000 with $400,000 plus accrued interest due and paid in cash on January 2, 1996 and the balance financed by a three year $575,000 note at an eight percent per annum rate. The note, secured by a purchase money mortgage on the land, is payable in three yearly principal installments of $191,666 plus accrued interest commencing July 31, 1996. At June 30, 1996, $191,667 of the principal balance was classified as short term and $383,333 was classified as long term. The Company recognized interest expense of $49,320 associated with this note. At June 30, 1995, the balance due was a note payable for an auto that was traded in for another auto during fiscal 1996. The money received on the trade in was used to pay down the balance of the note outstanding.

     (F) On February 2, 1995, the Company entered into an agreement with the former owner of Freehold Raceway whereby the $12.5 million balance of the purchase price of the Freehold Raceway was financed by an eight year promissory note at 80% of the prevailing prime rate, not to exceed 6%. Yearly principal and interest payments during the first five (5) years commencing January 1, 1996 is based upon a twenty (20) year principal amortization schedule. During each of the next three (3) years, commencing January 1, 2001, yearly principal and interest payments shall be based upon a ten (10) year amortization schedule. On January 1, 2003, the entire unpaid principal balance, together with any accrued interest becomes due and payable. The note is secured by a mortgage on the land and buildings at Freehold Raceway, with a net book value of $23,453,660 at June 30, 1996. At June 30, 1996, $625,000 of
the principal balance was classified as short term and $11,250,000 was classified as long term. Interest expense recognized on this note at June 30, 1996 was $734,375.

     (G) On February 2, 1995, the Company and the seller of Freehold Raceway each advanced to Freehold Raceway $2,584,549 to retire the $5.2 million existing debt on Freehold Raceway. The seller and ITB received from Freehold Raceway in fiscal 1995, promissory notes evidencing the indebtedness secured by mortgages on the racetrack property and other collateral. Equal monthly principal installments of $18,750 beginning on February 1, 1995 shall be paid to the seller together with accrued interest. Interest shall be calculated at 80% of the prime rate at January 1 of each year. The note is secured by a mortgage on the land and buildings at Freehold Raceway. At June 30, 1996, $225,000 of the principal balance was classified as short term and $2,022,049 was classified as long term. The Company recognized interest expense of $165,093 in connection with this debt at June 30, 1996.

     (H) On August 24, 1994, Freehold Raceway renewed a two (2) year note payable to Marine Midland Bank in the amount of $2,345,000. Twenty-three principal payments of $40,000 are to be paid monthly together with interest calculated at the prime rate computed on the basis of a 360 day year for the actual number of days elapsed. On August 20, 1996 the unpaid principal balance was paid. At June 30, 1996, $1,445,000 of the principal balance was classified as short term. The Company recognized $147,572 of interest expense on this note at June 30, 1996.

     Annual maturities of the Company's consolidated long-term debt as of June 30, 1996 are as follows:

     To June 30, 1998              $11,641,667
     To June 30, 1999                5,641,666
     To June 30, 2000                5,450,000
     To June 30, 2001                7,762,500
     To June 30, 2002                1,599,820
     Future Payments                18,897,049

      Total                        $50,992,702

Total interest incurred on all debt obligations for the year ended June 30, 1996 was $1,892,257, which includes capitalized interest of $751,592.

(7)  INCOME TAX EXPENSE

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

     Freehold Raceway incurred a state income tax liability for the year ended June 30, 1996 and does not have the benefit of any state income tax loss carryforwards to offset this liability. A provision of $227,867 was made for this liability.

     A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                Years ended June 30, 1996

                           1996            1995           1994
Income Taxes at the
  Federal Statutory Rate $   -0-         $ 815,473       $ 850,202

Utilization of Tax
  Depreciation               -0-          (815,473)       (850,202)

State Income Tax -Net
 of Federal Tax Benefit    227,867         115,600           -0-

Provisions for Income
 Taxes                   $ 227,867       $ 115,600       $   -0-

     At June 30, 1993, the Company went through a quasi-reorganization in conformity with generally accepted accounting principles. The effect of the quasi-reorganization was to decrease asset values for financial reporting, but not for Federal income tax purposes. Accordingly, depreciation expense for Federal income tax purposes continues to be based on amounts that do not reflect the accounting quasi-reorganization.

     The Company has a net operating loss carryforward of approximately $171,800,000 at June 30, 1996 expiring in the years after June 30, 2001 through June 30, 2010. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, however, any deferred tax asset of approximately $52,000,000 is offset by an allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

     Certain amounts of the net operating loss carryforward may be limited due to possible changes in the Company's stock ownership. Currently Robert E. Brennan and his family trusts own in the aggregate 3,994,747 shares, or 31.2% of the total outstanding shares. Should Mr. Brennan dispose of all of his shares and the family trust dispose of a portion of the shares it owns before March 20, 1998, the Company's net operating loss carryforwards could be limited based upon the value of the corporation at that time and the federal long term tax exempt rate. How much, if any, such limitation would result in the loss of NOL carryforwards would depend on the value of the Company at that time.

     As a result of the decision against Mr. Brennan in his case before Judge Owen of the U.S. District Court for the Southern District of NewYork, the Division of Gaming Enforcement and Mr. Brennan have entered into a settlement of its complaints against the Company and Mr. Brennan which calls for Mr. Brennan to place his approximately 2,900,000 shares of common stock into an irrevocable disposition trust which would provide for the liquidation of all his shares. The agreement will require that the liquidating trustee dispose of the shares no later than October 19, 1997 in the absence of the occurrence of certain events. This settlement requires approval by the New Jersey Casino Control Commission which has scheduled a hearing for October 23, 1996. If Mr. Brennan were forced to sell his shares and if the Brennan trusts disposed of a portion of the shares they own, the Company has been advised that the NOL could be affected. (The Company has been informed that the family trust is not within the control of Mr. Brennan.)

     In addition, the sale of common stock by the Company to raise additional operating funds, if necessary, could be limited, depending on the outcome of the events mentioned above. Should the Company exceed certain limitations when issuing stock the Company's NOL carryforwards could also be restricted as described above. The grant and/or exercise of stock options by others would also impact the number of shares which could be sold by the Company, by Mr. Brennan or by the family trust without affecting the net operating carryforwards.

The following summarizes the operating tax loss carry forwards by year of expiration.

                                        EXPIRATION DATE OF
    Amount                             TAX LOSS CARRYFORWARD

 $  47,776,318                                7/1/2002
 $  26,421,817                                7/1/2003
 $  19,899,773                                7/1/2004
 $  15,617,154                                7/1/2005
 $  11,781,307                                7/1/2006
 $  50,333,941                                7/1/2007
                                            through 7/1/2010

 $ 171,830,310                                 Total

(8)  COMMITMENTS AND CONTINGENCIES

     The Company's wholly owned subsidiary, ITG, is responsible for implementing the development of casino gaming business opportunities. In January 1996, the Company purchased the El Rancho Hotel and Casino property from an unrelated party, LVEN. The Company plans to develop the site through Orion Casino Corporation, a newly formed wholly owned Nevada subsidiary of ITG. The acquisition of the twenty-one acre El Rancho property, located on the Las Vegas strip, was purchased for $43.5 million in cash and notes, plus contingent consideration of up to $160 million (but not as a part of the purchase price), which is dependent on future "adjusted cash flows" as contractually defined, to LVEN for the development of the property by Orion. The purchase price of $43,500,000 consisted of approximately $12.5 million paid in cash (exclusive of final adjustments) with the balance financed by:
1) a $6.5 million unsecured mortgage note due and paid during the quarter at an 8% interest rate; 2) assumption of a $14 million first mortgage note, which was due December 20, 1996 and refinanced on June 4, 1996, secured by the land and building at a 13% interest rate (the Company and LVEN were each responsible for one-half of the 13% interest payments due on July 25, 1996 and December 20, 1996); and 3) a $10.5 million second mortgage note, at an 8% interest rate, which is payable only to the extent that certain contingent events occur. The purchase agreement for the El Rancho property provides that if, by October 25, 1996, the Company has not arranged for the necessary commitments to develop the "Starship Orion" project or a more modest project by the same date, and if the seller, Las Vegas Entertainment Network, Inc. ("LVEN") (i) arranges for the Refinance Loan (as defined therein), and (ii) pays all associated costs and deposits into an escrow account up to one year's interest on the refinanced or replaced Refinance Loan and up to one year's carrying costs for El Rancho, then LVEN may have the non-exclusive right for up to one year (the "Option Period") to appoint (during the last quarter of the Option Period) an authorized licensed commercial real estate broker to arrange for the sale of the property or obtain a minimum of $55 million in financing to develop the property. During the Option Period, the Company continues to have the right to arrange for the financing to develop the El Rancho property. If such financing is arranged, LVEN's rights (if any) with respect to arranging for the appointment of an authorized licensed commercial real estate broker or refinancing would terminate, as would any requirement to obtain LVEN's consent before the sale by the Company of the site.

     The Company is committed to carrying costs of the El Rancho property of approximately $4,800,000 per year for interest, bank loan fees, real estate taxes, security, maintenance and other related costs. Development costs for legal, professional and consulting costs incurred for a prospective gaming project on the El Rancho property are estimated to be approximately $3,000,000 during the next fiscal year. These costs will increase substantially if the Company is successful in obtaining financing or the partners it is seeking in order to complete the project. In addition to those costs, the Company made non-refundable deposits of $470,000 during the fiscal year and $1,880,000 during the first quarter of fiscal 1997 for a parcel of land associated with the gaming development project. The Company is seeking additional financing in order to finalize the purchase. If the Company fails to secure adequate financing by a settlement date of November 29, 1996, the payments made through August 23, 1996 of $2,350,000 would be forfeited. No assurance can be given that the financing can be obtained or if it is obtained, will be prior to the required closing date.

     In December 1995, Garden State Race Track, Inc. entered into an agreement with an unaffiliated party, The Four B's of Vineland, New Jersey, to sell a 56 acre parking lot tract at the Garden State Park which is presently
unused for racing purposes.   This property has previously been the subject of
a development agreement between the Company and Gale and Wentworth of Florham Park, New Jersey. The contract calls for a purchase price of $11 million for the property, subject to normal closing adjustments. The agreement provides for a closing on or before December 15, 1996 (which date may be extended for a six month period) is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site, also providing the purchaser a period of time to evaluate the feasibility of the project.

     On November 2, 1995, Robert E. Brennan resigned as Chairman of the Board and Chief Executive Officer of the Company. Mr. Brennan resigned these positions at the urging of the Company's Board of Directors based on actions taken by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state. The New Jersey Division of Gaming Enforcement ("Division") filed a complaint with the New Jersey Casino Control Commission ("Commission") seeking to prohibit the Company's two racetracks, Garden State Park ("Garden State") and Freehold Raceway ("Freehold") from conducting industry business with any casino licensees. Garden State and Freehold currently receive revenues from parimutuel wagering on races, including their own, simulcast to certain of the Atlantic City casinos. The Division based its complaint on the fact that Mr. Brennan, who is also a principal shareholder of the Company, had been found in a June 1995 decision by Judge Richard Owen of the United States District Court for the Southern District of New York in a civil action to be "liable for violating federal securities laws in the years 1982 to 1985." None of the alleged securities law violations involved the Company, its securities, or its operations. The Division claims that Mr. Brennan's participation in the Company's racetrack subsidiaries "would be inimical to the policies of the Casino Control Act" and according to the Division, this would disqualify him and the Company's two New Jersey racetracks from continued licensure with the Commission. Mr. Brennan has denied committing any violations of the federal securities laws and is currently appealing Judge Owen's decision.

     The Division subsequently indicated a willingness to seek to resolve the complaint provided that Mr. Brennan resign as Chairman of the Board, a director of the Company and as an officer of any of the Company's subsidiaries and provided further that Mr. Brennan enter into an agreement which would place his approximately 2,900,000 shares of the Company's common stock into an irrevocable dispositive trust, which would provide for the liquidation of all his shares. At the signing, stock certificates representing all of Mr. Brennan's shares will be delivered, together with duly executed stock powers, to a liquidating trustee with the approval of the New Jersey Casino Control Commission and the bankruptcy court overseeing Mr. Brennan's personal Chapter 11 bankruptcy proceeding. The liquidating trustee will hold the shares in escrow and will vote the shares in the same proportion as the other stockholders of the Company. The agreement will require that the liquidating trustee dispose of the shares no later than October 19, 1997 in the absence of the occurrence of certain events. The Company, Mr. Brennan and the Division entered into a settlement agreement on May 31, 1996 and is subject to the approval of the Commission.

     The Company was also advised by the New Jersey Racing Commission, which annually grants permits for the conduct of parimutuel racing at Garden State and Freehold, that the Racing Commission is considering the issuance of a Notice of Intention to suspend or revoke the permits held by Garden State and Freehold based on Judge Owen's decision. At a subsequent meeting, a representative of the Racing Commission indicated that the previously described settlement to be considered by the Commission regarding Mr. Brennan would be presented to the Racing Commission for its consideration. The Racing Commission has been apprised of the settlement to be considered by the Commission and has stated that it will consider it as a resolution of its concerns. Management believes a settlement will be reached which is beneficial to the continuation of racing at Garden State Park and Freehold Raceway.

     In the Company's quarterly report (10-Q) dated March 31, 1996, it reported that the Company's Board of Directors approved the purchase of an option to acquire all 2,904,016 shares of the Company's Common Stock owned by its former chairman, Robert E. Brennan. The Company does not anticipate the purchase of any of Mr. Brennan's stock.

     On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for a proposed borrowing of $30,000,000. Closing on the financing contract took place on June 4, 1996. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway is for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage, used at settlement to pay off the note referred above due on
December 20, 1996.   The maximum line of credit balance is restricted by
$3,000,000 until such time that an approved settlement agreement has been reached concerning the shares of Common Stock currently owned by Robert E. Brennan, the Company's former chairman. The revolving credit line requires that the Company make quarterly principal payments of $400,000 beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum. The Time Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum.

     In connection with the purchase of the El Rancho project, and once the project has been developed, completed and opened, LVEN, the seller of the property, will retain the exclusive right to manage all aspects of Orion's entertainment activities subject to meeting certain profitability criteria. This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, virtual reality rides and other non-gaming attractions of any kind or nature at the property site, (ii) arranging all advertising for all of Orion's advertising needs, and (iii) managing all other entertainment venues for Orion. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVEN shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides LVEN with an annual fee of $800,000 subject to annual increases.
LVEN will also receive an additional; (i) twenty-five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed by Orion, and (iii) booking fee equal to ten percent (10%) of gross compensation paid to talent.

     In February, 1996 the Company announced that it intended to develop the El Rancho property under a "Starship Orion" theme. It was estimated that the total cost of completion would be approximately $1 billion dollars and that the Company intended to develop the property with up to as many as six partners. To date the Company has not engaged any partners for its "Starship Orion" theme development. The Company engaged certain professional, legal, architectural and consulting services in connection with its development. Costs capitalized of $53,403,615 as of June 30, 1996 are required costs for any casino development project.

     The Company has lease contracts for various equipment and maintenance contracts at Garden State Park and Freehold Raceway. The majority of these contracts are based upon the daily average of the pari-mutuel wagers accepted during the Company's racing meets with a minimum per day. The minimum rental payments for the next five years are based on 130 and 208 annual racing dates at Garden State Park and Freehold Raceway, respectively. On July 1, 1995, the Company executed an agreement to lease office space under its subsidiary, Olde English Management, Inc. The two year lease provides for a monthly rent of $18,168 beginning August, 1995. Rent expense, including racetrack operating leases, for June 30, 1996, 1995 and 1994 was $2,201,346, $1,402,758 and
$996,820, respectively.

     At June 30, 1996, the Company has eight (8) employees that are covered by 2, 3 and 5 year employment contracts that are renewable at the option of the Company.





(8) COMMITMENTS AND CONTINGENCIES (CONTINUED)

  The following summarizes the commitments on contracts entered into as of June 30, 1996 (See Notes 19 & 20 for additional commitments):

                          Year Ended    Year Ended    Year Ended    Year Ended
                           June 30,      June 30,      June 30,      June 30,
                             1997          1998          1999          2000
Employee Contracts      $   1,325,000 $     825,500 $     462,500 $     200,000

Consultant Contracts          225,000        84,000             0             0

Operating Leases            2,363,669     1,876,138     1,503,048       993,048

Casino Commitments            166,568        16,568        16,568        16,568

  Total Contracts
  & Commitments         $   4,080,237 $   2,802,206 $   1,982,116 $   1,209,616

                          Year Ended
                           June 30,         All
                             2001         Future         Total
Employee Contracts      $     100,000 $           0 $   2,913,000

Consultant Contracts                0             0       309,000

Operating Leases              322,639        57,000     7,115,542

Casino Commitments             16,568       240,023       472,863

  Total Contracts
  & Commitments         $     439,207 $     297,023 $  10,810,405



     Garden State has granted the exclusive right to operate all food and retail services and to sell or rent all food products and merchandise sold or rented at the racetrack facility to Service America Corporation, an unaffiliated third party experienced in the business. The term of the agreement is for the 15 year period commencing on opening day of the racetrack. Service America agreed to invest $7,000,000 in the concession premises at the racetrack facility. As of June 30, 1996, the Company is contingently liable for approximately $1,866,000 if this agreement were to be terminated under certain circumstances.

     Racing dates at Garden State Park and Freehold Raceway are awarded each year at the discretion of the State Racing Commission.

     In June 1996, Francis W. Murray resigned his positions as president of ITG and Orion Casino Corporation. The Company is in the process of negotiating a severance package with Mr. Murray. An agreement acceptable to both parties has not been reached.

     The Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits:
however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.





(9) QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following quarterly financial data is unaudited, but in the opinion of management includes all necesary adjustments for a fair presentation of the interim results.

                           4th           3rd           2nd           1st
                         Quarter       Quarter       Quarter       Quarter
                       Fiscal 1996   Fiscal 1996   Fiscal 1996   Fiscal 1996
Revenues             $  16,848,835  $ 17,867,272  $ 20,586,034  $ 13,562,753
Gross Profits
 (Approximate)          11,444,979    11,169,416    13,056,726     9,883,944
Net Profit\(Loss)         (775,180)   (1,151,532)    1,007,416      (150,416)
Net Profit\(Loss)
Per Share            $       (0.08) $      (0.10) $       0.10 $       (0.02)

                           4th           3rd           2nd           1st
                         Quarter       Quarter       Quarter       Quarter
                       Fiscal 1995   Fiscal 1995   Fiscal 1995   Fiscal 1995
Revenues             $  16,606,532 $  21,527,590 $  10,516,821 $   7,094,007
Gross Profits
 (Approximate)          11,318,717    13,986,608     7,281,861     5,815,630
Net Profit\(Loss)        1,276,215       717,760       357,866        46,610
Net Profit\(Loss)
Per Share            $        0.13 $        0.08 $        0.04 $        0.00






(10) FAIR VALUE OF FINANCIAL INTRUMENTS

   Estimated fair values of the Company's financial instruments are as follows:

                            June 30, 1996    June 30, 1996
                           Carrying Amount    Fair Value
ASSETS:
Cash and Cash
Equivalents               $      4,136,356 $      4,136,356

Trading Securities                  80,000           80,000

Restricted Cash
and Investments                  2,971,538        2,971,538

Non-Trade Accounts
Receivable and Loans               329,552          329,552

LIABILITIES:

Short-Term Debt                  3,214,100        3,214,100

Long-Term Debt                  50,992,702       47,987,091

                             June 30, 1995    June 30, 1995
                            Carrying Amount     Fair Value
ASSETS:
Cash and Cash
Equivalents               $     11,801,294 $     11,801,294

Trading Securities                       0                0

Restricted Cash
and Investments                  2,151,411        2,151,411

Non-Trade Accounts
Receivable and Loans               130,000          130,000

LIABILITIES:

Short-Term Debt                  1,341,399        1,341,399

Long-Term Debt                  15,599,097       12,709,494


     In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, restricted cash and investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. Quoted market prices for the same instrument were used for trading securities. Estimated discounted value of future cash flows, has been used to determine fair value for long term debt. These values merely represent a general approximation of possible value and may never actually be realized.

(11) PENSION PLANS

     The Company has a deferred compensation plan pursuant to section 401(k) of the Internal Revenue code for all its non-union full time employees, who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $9,500 factored for inflation annually). The Company's expense totaled $229,187, $194,949 and $126,159 for the fiscal years ending June 30, 1996, 1995 and 1994, respectively. All 401K contributions are funded currently.

     For collectively bargained, multi-employer pension plans, contributions are made in accordance with negotiated labor contracts and generally are based on the number of hours worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act"), the Company may, under certain circumstances become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. The Company has not taken action to terminate or partially withdraw from these plans which would result in any material liability. Under the Act, liabilities would be based upon the Company's proportional share of each plan's unfunded vested benefits which have been estimated by the trustees to be approximately $380,000. The Company has not established any liabilities because such withdrawal from these plans is not anticipated. Total contributions charged to expense under all collectively bargained, multi-employer pension plans were $1,070,549, $840,397, and $617,499, in fiscal 1996, 1995, and 1994, respectively. The Company had approximately 74% of its labor force covered by collective bargaining agreements at June 30, 1996; 13% of its labor force is covered by collective bargaining agreements that will expire during fiscal 1997.

(12) STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND DIRECTORS STOCK OPTIONS

     On June 2, 1994, the Board of Directors approved the adoption of an employee stock option plan. A block of 475,000 shares of common stock is reserved for options to be granted under the plan. These options are non-transferable and are only exercisable by the holder while he is employed by the Company or a subsidiary of the Company. Under this plan, the Company granted 325,000 options during fiscal 1995 and at June 30, 1995, all of these options were outstanding. Also, during fiscal 1996, the Company granted an additional 950,000 options to certain employees and directors. At June 30, 1996, total options outstanding were 1,275,000.

     The Company accounts for these stock-based compensation awards to employees and directors under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The excess of the current market value for the stock at the date of grant over the option price has been accounted for as deferred compensation and is being expensed over their respective exercise period, five and ten years.

     Total compensation cost recognized against income for these stock-based employee compensation awards was $2,969 and $-0- for the years ended June 30, 1996 and 1995, respectively.

     (B)  NON-EMPLOYEE WARRANTS

     At June 30, 1996 and 1995, the Company had 925,000 and -0-, respectively, warrants outstanding for non-employees that were granted in connection with the financing of the El Rancho property. Since these warrants were issued after December 15, 1995, the Company accounts for these non-employee warrants using a fair value methodology in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.3%, a weighted average expected life of 5 years based on Company expectations, and a weighted average expected volatility of 56.29%. Dividends are not expected to be available to shareholders during the expected life of the warrants.

     The fair value of these warrants issued in June of 1996, $1,940,250, has been accounted for as deferred financing costs for the year ended June 30, 1996 and is being expensed over the term of the financing, 5 years. Total amortization expense recognized against income for these deferred financing costs was $32,338 and $-0-, respectively for the years ended June 30, 1996 and 1995.

     As of each fiscal year end, outstanding warrants and stock options were as follows:


                           June 30,  June 30,   June 30,    June 30,
                            1996      1996        1995       1995
                           Related              Related
Expiration    Per Share    Parties   Others     Parties     Others
  Date          Price$     (000's)   (000's)    (000's)     (000's)

Term of
Employment(1)   5.875       325       -0-         325         -0-

3/14/01 (2)      5.00       -0-       400         -0-         -0-

6/4/01 (3)       5.00       -0-       250         -0-         -0-

1/24/06 (4)      4.00       325       -0-         -0-         -0-

4/23/06 (5)      4.00       275       -0-         -0-         -0-

4/23/06 (6)     4.625       225       -0-         -0-         -0-

5/14/06 (7)      4.00       400       -0-         -0-         -0-

               Totals     1,550       650         325         -0-

(1) For a five year period between 12/20/94 to 12/20/99 for (4) employees, if employed.
(2)  Issued to two foreign banks in connection with two $3 million notes.
(3) Issued to Standard Capital in connection with the Foothill financing agreement.
(4) 25,000 options each issued to three directors, namely Mr. Bodman, Mr. Dees, and Mr. Quigley and two former directors namely, Mr. Fisher and Mr. Fitzpatrick and 200,000 options issued to Mr. Winkler, a director and officer of the Company.
(5) 275,000 options issued to George E. Norcross III or his designee as a fee in connection with the El Rancho property.
(6) Issued 75,000 options each to three directors namely, Mr. Quigley (also an officer), Mr. Bodman and Mr. Dees.
(7) Issued 100,000 options each to two directors namely, Mr. Peloquin and Mr. Goldman and 200,000 options to Mr. Joel Sterns, the Company's chairman.

(13) DIVIDENDS

     The Company is required to pay to the holders of the Company's Series A (Convertible) Preferred Stock a cash dividend from any net racetrack earnings of Garden State Park. The conversion period for the Company's Series A Convertible Preferred Stock concluded as of July 31, 1993. The applicable percentage of Garden State Park's "net racetrack earnings" (net after income tax, less an annual management fee due the parent company of one-half of 1% of the gross betting handle as computed by the Company's auditors) shall be 25% of such earnings (if any) for each year. No dividends have been paid in the past. A dividend will not be paid for the year ended June 30, 1996, since Garden State Park did not produce "net racetrack earnings."

     Below are the calculations of Garden State Park's profits (or losses) as defined for the Preferred Stock for the past three fiscal years.

                                   June 30,          June 30,       June 30,
                                     1996              1995           1994
Net After Tax Income (Loss)     $   (2,318,582) $     201,873  $     818,718

Less:
Management Fee                        820,000         775,200        833,692
Interest on Advance from Parent    13,452,652      12,000,184      8,291,562

Defined Profit (Loss)--
"Net Racetrack Earnings (Loss)" $ (16,591,234)  $ (12,573,511)  $ (8,306,536)

(14) REGULATION S STOCK OFFERING

     In December 1995, the Company completed a Regulation S "Offshore" private offering for 1,900,000 shares of Common Stock at a price per share of $3.00. The proceeds of approximately $5,440,000, net of expenses, were used by the Company for the purchase of the El Rancho property.

(15) RELATED PARTY INFORMATION

     During fiscal 1996, the Company incurred consulting fees and travel costs of approximately $108,000 and legal fees of approximately $205,600 for professional services relating to the Company's expansion into the gaming industry and approximately $286,000 for insurance premiums to firms associated with members of the board of directors. In addition, the Company paid an aggregate $400,000 in fees associated with the purchase and financing of the El Rancho property to George E. Norcross and Louis P. Guida, former board members. At June 30, 1996, the balance owed to related parties was $45,000. During fiscal 1995 and the first quarter of fiscal 1996, the Company purchased and sold securities and conducted investment and financial consulting activities, both directly and through its wholly-owned Olde English Management, Inc., ("OEM") subsidiary. The Company's then Chairman of the Board and Chief Executive Officer, Robert E. Brennan, directed such
activities.   In fiscal 1996 and 1995 the Company and OEM paid an aggregate
$725,000 and $1,250,000, respectfully, to Power Forward, Inc. ("PFI"), a corporation wholly-owned by Mr. Brennan, in reimbursement for $365,500 and $1,611,198 of expenses which Mr. Brennan advised were paid by PFI in fiscal 1996 and 1995 in support of the Company's and OEM's efforts to produce the investment and financial consulting revenues.

(16) NET INCOME PER SHARE

     Income (loss) per share for the fiscal years ended June 30, 1996, 1995 and 1994 was computed by dividing the income (loss) applicable to common stock by the weighted average number of common shares outstanding during each fiscal year (10,536,414 shares, 9,551,369 shares and 9,547,900 shares, respectively). The convertible preferred stock and dilutive stock options are assumed converted when dilutive. The conversion period for the Series A Convertible Preferred Stock concluded as of July 31, 1993, therefore the Convertible Preferred Stock has not been included in the computations.

(17) PRO FORMA INFORMATION

     Effective January 1, 1995, the Company completed the purchase of all the outstanding stock of Freehold Raceway and on January 24, 1996, the Company completed the purchase of the El Rancho Hotel and Casino property which is currently not in operation.

     The following unaudited pro forma combined results of operations account for the acquisitions as if they had occurred on July 1, 1994. The pro forma results give effect to interest expense and debt assumed, additional debt on the property, a decrease in interest earned on funds used to purchase the property, and carrying costs of the project.

                              Pro Forma Combined Results of Operations
                                      For Year Ended June 30,

                                   1996                  1995
Total Revenues                 $ 68,470,000          $ 75,524,000

Net (Loss)                       (3,523,000)             (610,000)

Net (Loss) Per Share           $      (0.33)         $      (0.06)

     These pro forma amounts may not be indicative of results that actually would have occurred if the combinations had been in effect on the dates indicated or which may be obtained in the future.

(18) NEW AUTHORITATIVE PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain
identifiable intangibles to be disposed of.   SFAS No. 121 is effective for
financial statements issued for fiscal years beginning after December 15, 1995.

     As more fully discussed in Notes 1-(E) & 8, the Company has incurred approximately $48.7 million in construction and related costs associated with its El Rancho/Orion project, which is estimated to cost approimately $1 billion. The Company is still in the process of finalizing financing for this project. While the Company intends to proceed with this casino project, any significant reduction in financing will result in a more modestly scaled project. Application of SFAS No. 121 could prospectively result in a write-down of costs incurred on the project if there is any significant decrease in the market value of the property; any significant adverse change in business climate; or any accumulation of costs significantly in excess of amounts expected to complete the project.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which is effective for fiscal years beginning after December 15, 1995. Under SFAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards to employees, using a fair value methodology. The Company expects to implement on July 1, 1996 the disclosure only provisions of the fair value method, as permitted by SFAS 123 for awards to employees. The Company will continue to account for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for or based on the fair value of the consideration received of the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15,
1995.   The Company adopted the requirements of SFAS 123 for non-employee awards for the year ended June 30, 1996.

     The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company.

(19) SUBSEQUENT EVENTS

     In July 1996, the Company entered into an agreement with GE Capital Corporation with respect to financing $827,891 of improvements to the Garden State Park's air conditioning systems. The contract provides for sixty consecutive monthly installments of principal and interest of $17,067 beginning August 25, 1996.

     On July 23, 1996, Arthur Winkler was named Executive Vice President of the Company.

     On August 20, 1996, the Company made a final principal payment on a note previously executed by Freehold Raceway of $1,405,000.

     On August 19, 1996, the Company and its financial advisor, Standard Capital, agreed to terminate their agreement relationship. In consideration of the agreement, the Company agreed to pay Standard Capital all outstanding fees and expenses of $120,000 as of August 14, 1996. The Company also agreed to provide Standard Capital an additional 250,000 warrants, each of such warrants being for the purchase of one share of ITB Common Stock with an exercise price of $5.00, exercisable for a period of five years after the date of issuance. Compensation costs of approximately $440,000 will be accounted for and expensed in fiscal 1997 for these warrants.

     The Company made payments of $1,880,000 in July and August during the first quarter of fiscal 1997 associated with the purchase of land adjacent to the El Rancho property.

(20) SUBSEQUENT EVENTS (UNAUDITED)

     On September 12, 1996, the Company engaged Southcoast Capital
Corporation to act as its exclusive financial advisor in order to render certain financial advisory and investment banking services to the Company with respect to potential transactions aimed at enabling the Company to capitalize on its existing growth opportunities and to maximize shareholder value. In connection with these services, the Company agreed to pay Southcoast a monthly retainer fee of $20,000 plus commissions in the event capital is raised.

     On September 17, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $850 and an end buyout of approximately $42,000 for a new telephone system at Freehold Raceway. The Company is in the process of extending the installation to include Garden State Park with a similarly priced contract agreement.

     On September 19, 1996, the Company announced that Steven Norton, who has extensive experience in the casino industry, joined the Company's Board of Directors.

     On September 26, 1996 the Board of Directors approved a three-year employment contract for Joel H. Sterns, Chairman of the Board. The contract provides for Mr. Sterns to serve a full-time period ending on June 30, 1997 during which he will devote an average of thirty to forty hours per week to the Company for an annual compensation of $384,000. This full-time period may be renewed in one year increments at the option of the Company through June 30, 1998 and June 30, 1999. In the event the Company elects not to renew Mr. Sterns under the full-time terms, his compensation would be reduced to $120,000 per year during which time he would devote up to twenty hours per month of service to the Company. The contract also provides that the term of the agreement shall be extended for an additional year as of June 30, 1997 and on each June 30 thereafter unless either party gives notice that it does not intend to extend the term. The contract further provides that upon a "Termination Event", Mr. Sterns would receive a lump sum payment representing his salary until the next June 30th plus $240,000. The contract with Mr. Sterns defines a "Termination Event" as (i) a merger of the Company with another entity, the execution of an agreement for the sale or development of the El Rancho property prior to the expiration of the term of Mr. Sterns contract (the "Term") or commencement of negotiations with a third party prior to the expiration of the Term which results in such an acquisition, merger or agreement occurring after the expiration of the Term; (ii) the removal or failure to elect Mr. Sterns as Chairman of the Board of Directors of the Company prior to the expiration of the Term; (iii) the termination of the contract by Mr. Sterns as the result of a material breach by the Company; or
(iv) termination of the contract either voluntarily by Mr. Sterns or by reason of his death or disability and, at the time of such termination, negotiations have commenced with a third party for the Company's acquisition by, or merger into, another entity, or for an agreement to sell or development of the El Rancho property, and such acquisition, merger or agreement occurs after the date of such termination. In addition, on May 14, 1996, the Company granted Mr. Sterns five year options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $4.00 per share.

                                 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(A)  Identification of Directors and Officers
   The directors and/or executive officers of the Company are:

                                    Position        Position
Name                       Age      held since      with Company

Joel H. Sterns (2)(5)      62      May, 1996       Chairman of the Board

Robert J. Quigley (2)      67      October, 1980   Director
                                   February, 1996  President

Arthur Winkler (2)(5)      52      September, 1987 Director
                                   May, 1992       President of GSP
                                   February, 1995  President of FRA
                                   July, 1996      Executive Vice President
                                                   President of the Company

William H. Warner          51      December, 1983  Treasurer

Christopher C. Castens     45      April, 1987     Secretary
(3)(5)

Roger A. Bodman (1)(6)     44      October, 1995   Director


Charles Dees, Jr.          57      April, 1988     Director
(2)(3)(4)(6)

Clifford A. Goldman        53      May, 1996       Director
(1)(2)

Francis W. Murray          55      May, 1996       Director

H. Steven Norton           62      August, 1996    Director

Robert D. Peloquin (3)(4)  67      May, 1996       Director

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

  Joel H. Sterns is a founding partner and has been the president of the law firm of Sterns & Weinroth in Trenton, New Jersey for the past five years prior to his appointment as the Company's Chairman of the Board. Mr. Sterns is a prominent attorney in the field of casino regulation and is the immediate past president of the International Association of Gaming Attorneys. Mr. Sterns was instrumental in Resorts International obtaining the first gaming license to be issued in Atlantic City, New Jersey. Mr. Sterns has represented clients in a variety of significant regulatory matters ranging from environmental to banking and insurance, and also has broad experience in corporate law.

  Robert J. Quigley was General Manager-Racing for the New Jersey Sports and Exposition Authority (The Meadowlands) until May, 1983 when he commenced to serve on a full-time salaried basis as Vice President of the Company and President and Chief Executive Officer of its Garden State Park subsidiary. He was also the President and Chief Executive Officer of the Company's subsidiaries which owned and operated Philadelphia Park. In April, 1988, Mr. Quigley was elected President of the Company. Effective July 1992, Mr. Quigley resigned his positions to become president and chief operating officer of Retama Park Association, Inc., engaged in operating a new racetrack facility in San Antonio, Texas. In November 1995, Mr. Quigley was named the Company's Chairman of the Board upon Mr. Brennan's resignation. Mr. Quigley resigned this position in May 1996 upon Mr. Sterns' election as chairman. In February, 1996, Mr. Quigley rejoined the Company as President. Mr. Quigley continues to serve as a member of the Company's board of directors.

  Arthur Winkler is an attorney who served as an Assistant Commissioner of the New Jersey Department of Education from March, 1979, until August, 1980 and as House Counsel at the New Jersey Sports and Exposition Authority (The Meadowlands) from August, 1980, until July, 1983. He joined the Company in July, 1983 and served as Director of Administration for the Garden State Park subsidiary until his resignation in October, 1986. In October, 1986 Mr. Winkler became President and Chief Executive Officer of Winkler Capital Management, Inc., Lawrenceville, New Jersey. He currently retains this position although that company is no longer actively conducting business. In May 1987, Mr. Winkler became an associate of the Flemington, N. J. law firm of Schaff, Motiuk, Gladstone, Moeller and Ligorano. In March, 1988, when Mr. Winkler rejoined the Company, he resigned as an associate of the law firm and became "of counsel" to said law firm. That relationship terminated on November 1, 1990. He was elected Director of the Company in September, 1987 and Vice President and Chief Operating Officer of the Company in April, 1988. Effective May 1992, Mr. Winkler succeeded Robert J. Quigley as President of the Company as well as its Garden State Park subsidiary. Mr. Winkler was named President of the Company's Freehold Raceway subsidiary upon its acquistion in February 1995. In February 1996, Mr. Winkler resigned as President of the Company. He remained President of the Company's Garden State Park & Freehold Raceway subsidiaries. Mr. Winkler was named as Executive Vice President of the Company in July 1996.

  William H. Warner is a certified public accountant and has been employed by the Company since September, 1983.

  Christopher C. Castens is an attorney who was admitted to practice law in 1978. He had served as house counsel and assistant to the executive vice president of Harness Tracks of America for five years prior to joining the Company in December, 1986 as house counsel.

  Roger A. Bodman has been principally engaged for the past five years as a principal in Public Strategies/Impact, L.L.C., a government relations consulting firm. Mr. Bodman is not actively engaged in the business of the Company.

  Dr. Charles R. Dees, Jr. is currently Vice President of Institutional Advancement at Fairleigh Dickinson University. Dr. Dees had been principally engaged during the preceding five years as Vice Chancellor for University Affairs at Seton Hall University in South Orange, New Jersey. He is not actively engaged in the business of the Company.

  Clifford A. Goldman has been a partner in Goldman, Beale Associates, a financial advisory firm based in Princeton, New Jersey since 1982. For the previous five years, from 1977 to 1982, he served as the Treasurer of the State of New Jersey. He was Deputy State Treasurer from 1974 to 1976, and has served on various New Jersey State Commissions including, the Board of New Jersey Sports and Exposition Authority, the New Jersey Housing Finance Agency, the New Jersey Economic Development Authority and the New Jersey Education Facilities Authority. Mr. Goldman is not actively engaged in the business of the Company.

  Francis W. Murray began his professional career as a management consultant with the accounting firm of Horwath and Horwath. From 1985 through November, 1992 Mr. Murray occupied various executive positions with and was a co-owner of the New England Patriots Football Club. From December 1992 through November 1993, Mr. Murray was the president of the St. Louis NFL Partnership, engaged in attempting to obtain an expansion franchise for St. Louis in the NFL. From November 1993 through June 1995, Francis W. Murray served as a General Partner of Healthcare Properties, a partnership operating a chain of nursing homes in New Jersey. During such period, Mr. Murray also served as a consultant of the Company's International Thoroughbred Gaming Development Corporation subsidiary ("ITG"). From November 1995 and until his resignation in June 1996 from these positions, Mr. Murray served as president of ITG and of Orion Casino Corporation, a newly formed wholly owned Nevada subsidiary of
ITG.   Mr. Murray is no longer actively engaged in the business of the
Company.

  H. Steven Norton has been president and Chief Operating Officer of Argosy Gaming Company in Alton, Illinois, since January 1993. Argosy Gaming is an entity which operates riverboat gaming operation in the United States. From May 1991 through January 1993, Mr. Norton served as president and Chief Executive Officer of The Gold River Gambling Hall & Resort in Laughlin, Nevada. Mr. Norton has held various positions in the casino gaming and riverboat gaming industry since 1967. Mr. Norton has assisted in impact statements, testified and assisted governments in drafting and introducing casino legislation, rules and regulations and has testified on casino gaming before legislative and government study panels throughout the United States, Canada and Australia. Mr. Norton is not actively engaged in the business of the Company.

  Robert D. Peloquin currently serves as a consultant on casino operations to various gaming companies. From 1985 to 1994 he served as Chairman of the Board of Intertel, Inc., an organization comprised of former FBI, CIA, and IRS agents that provided internal security for private clients, including gaming companies. From 1985 to 1990 he served as Executive Vice President for Resorts International and was chairman of the Board, Resorts International, Bahamas from 1987 to 1989. Mr. Peloquin is not actively engaged in the business of the Company.


ITEM 11 - EXECUTIVE COMPENSATION

(A)  Cash Compensation of Officers and Directors

  The following table sets forth information concerning the compensation paid or accrued by the Company during the years ended on June 30, 1996, 1995 and 1994 to (i) all individuals serving as the Company's Chief Executive Officer (or acting in similar capacity) during the year ended June 30, 1996,
(ii) the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who were serving in such capacity at the end of the year ended June 30, 1996 and (iii) one executive officer of the Company who resigned prior to the end of the year ended June 30, 1996. During the period ended June 30, 1996, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all salaried employees. Robert E. Brennan served as the Company's Chief Executive Officer until his resignation in February 1996. During the years ended June 30, 1996, 1995 and 1994, Mr. Brennan did not receive any compensation from the Company.





SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                          ---------------------------
        Name and                                                Other Annual
        Principal                       Salary         Bonus    Compensation
        Position            Year           $                        $ (b)
Joel H. Sterns                1996         65,654             0            0
Chairman                      1995              0             0            0
Acting CEO                    1994              0             0            0

Robert J. Quigley             1996         71,923             0        1,969
President                     1995              0             0            0
Acting CEO                    1994              0             0            0
Until May 14, 1996

Arthur Winkler                1996        166,539             0       11,767
Exec. Vice Pres.              1995        163,007             0       12,121
                              1994        141,827             0       10,398

William H. Warner             1996        111,300             0        8,411
Treasurer, CFO                1995         96,827             0        7,956
                              1994         93,221             0        7,343

Francis W. Murray             1996        120,000             0        1,642
OEM President                 1995              0             0            0
until resignation             1994              0             0            0
on June 12, 1996

Richard Orbann                1996        118,500             0        8,454
Gen.Mgr. - GSP                1995         96,827             0        7,936
                              1994         98,557             0        7,431

Edward Ryan                   1996        112,654             0       10,520
Gen.Mgr. - FRA                1995         52,494             0        4,153
                              1994              0             0            0

                                       LONG-TERM COMPENSATION
                                     ---------------------------
        Name and                                     Restricted
        Principal                                      Stock
        Position            Year      Options (a)      Awards
Joel H. Sterns                1996        200,000             0
Chairman                      1995              0             0
Acting CEO                    1994              0             0

Robert J. Quigley             1996        100,000             0
President                     1995              0             0
Acting CEO                    1994              0             0
Until May 14, 1996

Arthur Winkler                1996        325,000             0
Exec. Vice Pres.              1995        275,000             0
                              1994              0             0

William H. Warner             1996         75,000             0
Treasurer, CFO                1995         75,000             0
                              1994              0             0

Francis W. Murray             1996              0             0
OEM President                 1995              0             0
until resignation             1994              0             0
on June 12, 1996

Richard Orbann                1996         75,000             0
Gen.Mgr. - GSP                1995         75,000             0
                              1994              0             0

Edward Ryan                   1996              0             0
Gen.Mgr. - FRA                1995              0             0
                              1994              0             0

                                        LONG-TERM COMPENSATION
                                     ---------------------------
        Name and                         LTIP        All Other
        Principal                       Payouts     Compensation
        Position            Year           $             $
Joel H. Sterns                1996              0             0
Chairman                      1995              0             0
Acting CEO                    1994              0             0

Robert J. Quigley             1996              0             0
President                     1995              0             0
Acting CEO                    1994              0             0
Until May 14, 1996

Arthur Winkler                1996              0             0
Exec. Vice Pres.              1995              0             0
                              1994              0             0

William H. Warner             1996              0             0
Treasurer, CFO                1995              0             0
                              1994              0             0

Francis W. Murray             1996              0             0
OEM President                 1995              0             0
until resignation             1994              0             0
on June 12, 1996

Richard Orbann                1996              0             0
Gen.Mgr. - GSP                1995              0             0
                              1994              0             0

Edward Ryan                   1996              0             0
Gen.Mgr. - FRA                1995              0             0
                              1994              0             0

(a) In December 1994, Mr. Winkler was awarded options to purchase 275,000 shares of common stock. In May 1996, Mr. Winkler rescinded options to purchase 150,000 of such shares and was awarded options to purchase an additional 200,000 shares. In December 1994, Mr.Warner and Mr.Orbann were awarded options to purchase 75,000 shares of common stock.

(b) Consists of life insurance premiums paid by the Company with respect to certain term life insurance payable on the officer's death to beneficiaries designated by him and further, includes amounts contributed by the Company to the officer's account under the Company's 401(k) plan.


  Amounts attributable to such term life insurance and 401(k) plan paid on behalf of the named executive officers are as follows:

                                         Life
                                       Insurance       401(k)
Joel H. Sterns                1996 $            0 $           0
Chairman                      1995              0             0
                              1994              0             0

Robert J. Quigley             1996            531         1,438
President                     1995              0             0
                              1994              0             0

Arthur Winkler                1996          2,160         9,607
Exec. Vice Pres.              1995          2,673         9,448
                              1994          2,562         7,836

William H. Warner             1996          2,160         6,251
Treasurer, CFO                1995          2,220         5,736
                              1994          2,064         5,279

Francis W. Murray             1996          1,642             0
Director                      1995              0             0
                              1994              0             0

Richard Orbann                1996          2,160         6,294
General Manager GSP           1995          2,220         5,716
                              1994          1,975         5,456

Edward Ryan                   1996          4,961         5,559
General Manager FRA           1995          1,712         2,441
                              1994              0             0





  The following table indicates options granted during the fiscal year ended June 30, 1996 to each person who served as chief executive officer of ITB during such year and to each ITB executive officer who earned at least $100,000 in compensation during such year:

OPTIONS/GRANTS IN LAST FISCAL YEAR

                          Individual Grants
                          --------------------
                          Number of     % of Total                  Market
                          Securities    Options                     Price
                          Underlying    Granted to     Exercise or  on
                          Options/      Employees in   Base Price   Grant
Name                      Grants (#)    Fiscal Year    ($/Share)    Date $
Joel Sterns                  200,000            38%          4.00   4.250

Robert J Quigley              25,000             5%          4.00   3.625
                              75,000            14%          4.63   4.625

Arthur Winkler               200,000            38%          4.00   3.625

                        Realizable Potential
                        Value at Assumed
                        Annual Rate of Stock
                        Price Appreciation
                        For Option Term (1)
                        --------------------
                        Expiration
Name                    Date                5%($)        10%($)
Joel Sterns             5/14/2006          534,000      1,354,000

Robert J Quigley        1/23/2006           47,625        135,075
                        4/23/2006          218,175        552,900

Arthur Winkler          1/23/2006          381,000      1,080,600

(1) Assumes appreciation at the stated rates in the market price for ITB Common Stock as of June 30, 1996. The options will have no value unless, and then only to the extent that the market price for ITB Common Stock appreciates from the grant date to the exercise date.


  The following table indicates the outstanding stock options held at June 30, 1996 by the individuals named in the Summary
Compensation Table:

1996 FISCAL YEAR-END OPTIONS
---------------------------

                          Number of     Value of
                          Unexercised   Unexercised
                          Options At    In-the-Money
                          1996 Fiscal   Options at
Name                      Year End      6/30/96
Joel H. Sterns               200,000 $      12,500
Robert J. Quigley            100,000         1,562
Arthur Winkler               200,000        12,500
Arthur Winkler               125,000             0 (1)
William H. Warner             75,000             0 (1)
Francis W. Murray                  0             0 (1)
Richard Orbann                75,000             0 (1)
Edward Ryan                        0             0 (1)

(1) The Option exercise price of $5.88 exceeded the last sales price for the Common Stock on June 30, 1996 of $4.0625.



Compensation of Directors

For the fiscal year ended June 30, 1996, the Company paid an aggregate $46,416 in directors fees to five directors, namely Mr. Quigley, Mr. Bodman, Mr. Goldman, Mr. Peloquin, and Mr. Dees.

(B)  Employees Retirement Plan

  During fiscal 1985, the Company adopted an employee retirement and savings profit sharing plan for its non-union employees (as of June 30, 1996 approximately 109) pursuant to Section 401(k) of the Internal Revenue Code. The Company made a contribution with respect to fiscal 1996 and 1995 of $229,187 and $194,949, respectively. The Company's basic contribution under the Plan is 4% of each covered employee's compensation for such calendar year. In addition, commencing in fiscal 1986, the Company contributed up to an additional 50% of the first 4% of compensation contributed by any covered employee to the Plan (or up to an additional 2% of compensation). Funds in the Plan become fully vested in six years or in the event of the employee's death and can be withdrawn upon early retirement (attainment of age 59 and one half and completion of 10 years of service), normal retirement (attainment of age
65) or separation from the Company.

(C)  Employment Agreements

      On September 26, 1996 the Board of Directors approved a three-year employment contract for Joel H. Sterns, Chairman of the Board. The contract provides for Mr. Sterns to serve a full-time period ending on June 30, 1997 during which he will devote an average of thirty to forty hours per week to the Company for an annual compensation of $384,000. This full-time period may be renewed in one year increments at the option of the Company through June 30, 1998 and June 30, 1999. In the event the Company elects not to renew Mr. Sterns under the full-time terms, his compensation would be reduced to $120,000 per year during which time he would devote up to twenty hours per month of service to the Company. The contract also provides that the term of the agreement shall be extended for an additional year as of June 30, 1997 and on each June 30 thereafter unless either party gives notice that it does not
intend to extend the term.   The contract further provides that upon a
"Termination Event", Mr. Sterns would receive a lump sum payment representing his salary until the next June 30th plus $240,000. The contract with Mr. Sterns defines a "Termination Event" as (i) a merger of the Company with another entity, the execution of an agreement for the sale or development of the El Rancho property prior to the expiration of the term of Mr. Sterns contract (the "Term") or commencement of negotiations with a third party prior to the expiration of the Term which results in such an acquisition, merger or agreement occurring after the expiration of the Term; (ii) the removal or failure to elect Mr. Sterns as Chairman of the Board of Directors of the Company prior to the expiration of the Term; (iii) the termination of the contract by Mr. Sterns as the result of a material breach by the Company; or
(iv) termination of the contract either voluntarily by Mr. Sterns or by reason of his death or disability and, at the time of such termination, negotiations have commenced with a third party for the Company's acquisition by, or merger into, another entity, or for an agreement to sell or development of the El Rancho property, and such acquisition, merger or agreement occurs after the date of such termination. In addition, on May 14, 1996, the Company granted Mr. Sterns five year options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $4.00 per share.

    Robert J. Quigley, the Company's president has a contract providing him an annual salary of $200,000 per annum that will be increased to $220,000 per annum on January 1, 1997. His currently non-renewable contract expires on December 31, 1998. The Company may terminate his contract without cause by providing him six (6) months salary or salary for the remaining contract term, whichever is greater. The contract also provides a relocation allowance of $25,000 as Mr. Quigley has relocated from Texas to New Jersey.

    Arthur Winkler, the Company's executive vice president has a contract providing him an annual salary of $200,000 per annum. His contract expires on December 31, 2000 and may be renewed at the option of the Company. The Company may terminate his contract without cause by providing him one year salary or salary for the remaining contract term, whichever is greater.

    William H. Warner, the Company's treasurer has a contract providing him an annual salary of $120,000 per annum. His contract expires on December 31, 1997 and may be renewed at the option of the Company. The Company may terminate his contract without cause by providing him six (6) months salary or salary for the remaining contract term, whichever is greater.

    Christopher C. Castens, the Company's secretary has a contract providing him an annual salary of $80,000 per annum. His contract expires on December 31, 1997 and may be renewed at the option of the Company. The Company may terminate his contract without cause by providing him six (6) months salary or salary for the remaining contract term, whichever is greater.


    Richard E. Orbann, Garden State Park's general manager has a contract providing him an annual salary of $121,000 per annum. His contract expires on December 31, 1997 and may be renewed at the option of the Company. The Company may terminate his contract without cause by providing him six (6) months salary or salary for the remaining contract term, whichever is greater.

    Edward Ryan, Freehold Raceway's general manager has a contract providing him an annual salary of $120,000 per annum. His contract expires on December 31, 1997 and may be renewed at the option of the Company. The Company may terminate his contract without cause by providing him six (6) months salary or salary for the remaining contract term, whichever is greater.

    Kerry B. Fitzpatrick, another of the Company's employees has a contract providing him an annual salary of $65,000 per annum. His contract expires on December 31, 1998 and may be renewed at the option of the Company. The Company may terminate his contract without cause by providing him six (6) months salary or salary for the remaining contract term, whichever is greater.

(D) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The compensation of the Company's executive officers is determined by the Company's Executive Compensation Committee, which consists of Messrs. Dees and Peloquin (both independent directors of the Company). No officer or employee of the Company participated in deliberations of the Executive Compensation Committee.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of September 15, 1996, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each executive officer and director of the Company owning shares and by all executive officers and directors of the Company as a group. The percentages have been calculated on the basis of treating as outstanding for purposes of computing the percentage ownership of a particular individual, all shares of the Company's Common Stock outstanding as of such date. In the case of persons other than executive officers and directors of the Company, such information is based solely on a review of Schedules 13D and 13G filed with the Securities and Exchange Commission.

                              Common Stock
                            Amount and Nature           Common Stock
Name and Address of          of Beneficial               Percent of
5% Beneficial Owner            Ownership                    Class

Robert E. Brennan
264 Rt. 537 East
Colts Neck, NJ 07722          2,904,016 shs (1)            22.7%

The Family
    Investment Trust
340 North Ave.
Cranford, NJ 07016            1,090,731 shs (2)             8.5%

Executive Officers &
Directors

Roger A. Bodman                 100,000 shs (3)              .8%
Charles Dees, Jr.               100,000 shs (3)              .8%
Clifford A. Goldman             100,000 shs (3)              .8%
Robert D. Peloquin              100,000 shs (3)              .8%
Robert J. Quigley               105,830 shs (3)              .8%
Joel H. Sterns                  200,350 shs (4)             1.6%
Arthur Winkler                  325,121 shs (5)             2.5%

All Executive Officers
and Directors as a            1,156,625 shs (3)(4)            9%
Group                                       (5)(6)

The above persons have sole voting and investment power, unless otherwise indicated below.

   (1) The proxy previously given to Robert J. Quigley to vote Robert E. Brennan's shares was canceled on May 29, 1996 as a result of the agreements between the Company, Mr. Brennan and the New Jersey Division of Gaming Enforcement, pursuant to which these shares will be held in a liquidating trust.

   (2) Includes 1,090,731 shares of Common Stock which are owned of record by Henry F. Brennan, a brother of Robert E. Brennan as the sole trustee of The Family Investment Trust. The grantor of the Trust is Robert E. Brennan and the sole beneficiaries are his three adult sons of Mr. Brennan. Mr.Brennan disclaims beneficial ownership of the shares owned by The Family Investment Trust.

   (3) Includes 100,000 of shares of Common Stock issuable upon exercise of 100,000 warrants owned of record by each director.

   (4) Includes 200,000 shares of Common Stock issuable upon exercise of 200,000 warrants owned of record by Mr. Sterns and 350 shares of Common Stock which are owned of record and beneficially by Mr. Sterns' daughter.

   (5) Includes 325,000 shares of Common Stock issuable upon exercise of 325,000 warants owned of record by Mr. Winkler

   (6) Includes 125,000 shares of Common Stock issuable upon exercise of 125,000 warrants owned of record and 324 shares of Common Stock owned of record and beneficially by two officers.

        No executive officers or directors of the Company own any shares of the Company's Series A Preferred Stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       A company operated by the family of Kevin Quigley, son of Robert J. Quigley, President and Director of the Company, maintained the stable area cafeteria and stable area refreshment stand in the recreation hall at Garden State Park making food and beverage service available for purchase by stable employees. Although Kevin Quigley's company made investments in the smallwares and some equipment and paid all direct costs in connection with such operations, it used kitchen equipment permanently installed and owned by Service America at a cost of approximately $445,000 without charge. (Title to this equipment will automatically pass to Garden State Park in the year 2000). These facilities provide three meals per day at prices that are below the outside market prices for the benefit of licensed stable area employees in a restrictive area not opened to the public. These facilities are required to promote good relationships with the horsemen. These operations are customary for racetracks in the industry. The Company believed these arrangements were in its best interest as it believed it was the most economical method to service the stable employees at the track without significant expense or risk to the Company. Effective July 1, 1995, the Company contracted with an unaffiliated party to continue to provide this service following the Quigley family's relocation out of state.

     The Company's wholly owned subsidiary, Olde English Equine Insurance Agency, Inc.("OEEIA"), which was acquired in 1981, conducted a general insurance agency business specializing in placing equine insurance until it assigned its accounts to a third party insurance agency, Keystone National Companies, Inc. of Cherry Hill, N.J. effective April 20, 1989. In order for Keystone National Companies, Inc. to represent OEEIA, an officer of Keystone National Companies, Inc. must also be an officer or on the Board of Directors of OEEIA. Mr. Robert Tanke, of Keystone National Companies, Inc. is currently a member of the Board of Directors of OEEIA. The Company has contracted to receive 50% of all commission earned on these equine accounts by Keystone. During the past few fiscal years, no equine insurance has been placed through Keystone National Companies, Inc.

     The Company has contracted through Keystone National Companies, Inc. to purchase general liability insurance, excess liability insurance, athletic participants coverage, workers compensation, automobile damage and garagekeepers liability insurance for Garden State Park, Freehold Raceway and the El Rancho property as well as corporate insurance. The premium amounts associated with this insurance coverage are considered normal in the industry. George E. Norcross III, a director of the Company from November 1995 until April 1996, is the owner of Keystone National Companies, Inc.

    During fiscal 1996, the Company paid an aggregate $400,000 for a fee in connection with the purchase of the El Rancho property to KNC, Inc. ("KNC"), a company controlled by George E. Norcross III and to Louis P. Guida (a director of the Company from February 1996 until April 1996.) Of that sum, KNC dispersed $235,000 to Mr. Guida and KNC retained the balance of $165,000 in connection with their services. The Company also issued ten-year warrants exercisable to purchase 275,000 shares of its Common Stock at an exercise price of $4.00 per share to George E. Norcross III or his designee in connection with the purchase of the El Rancho property. In addition, the Company paid $24,000 in consulting fees to KNC. The Company has an agreement to pay $8,000 per month to KNC in consideration for ongoing business consulting services which was effective April 1, 1996 and expires September 30, 1997.

     During fiscal 1996, the Company paid $68,000 in consulting fees to Public Strategies, L.L.C., a company owned by Roger A. Bodman, a director of the Company. The Company has an agreement to pay $10,000 per month to Public Strategies in consideration for ongoing consulting services which was effective May 1, 1996 and expires December 31, 1997. In addition, the Company has an agreement to pay $1,500 per month for consulting services at Garden State Park which was effective January 1, 1996 and expires December 31, 1996.

     In fiscal 1996, the Company paid approximately $160,000 for the legal services of Sterns and Weinroth, a company partially owned by Joel H. Sterns, the Company's chairman. Sterns and Weinroth has also represented Mr. Brennan in the past.

     During fiscal 1996, the Company paid $35,000 in consulting fees to Goldman, Beale Associates, a company partially owned by Clifford Goldman, a director of the Company.

     During fiscal 1995 and the first quarter of fiscal 1996, the Company purchased and sold securities and conducted investment and financial consulting activities, both directly and through its wholly-owned Olde English Management, Inc., ("OEM") subsidiary. The Company's then chairman of the board and chief executive officer, Robert E. Brennan, directed such
activities.   With respect to fiscal 1995, the Company (including OEM)
recognized $3,733,399 in revenue, primarily associated with the sale of securities, and net income of $1,934,335. In fiscal 1995, the Company and OEM paid $1,250,000 and accrued an additional $350,000, to Power Forward, Inc. ("PFI"), a corporation wholly-owned by Mr. Brennan, in reimbursement for $1,611,198 of expenses during the year which Mr. Brennan advised were paid by PFI in support of the Company's and OEM's efforts to produce the investment and financial consulting revenues.

     During the first quarter of fiscal 1996, the Company (including OEM) recognized $500,085 in revenue, primarily associated with the sale of securities and previously deferred consulting fees, and a loss of $383,615. In fiscal 1996 the Company and OEM paid an aggregate $725,000, which includes accrued expenses of $350,000 from fiscal 1995, to PFI in reimbursement for $365,500 of expenses during this fiscal year and $9,500 due to PFI from the prior year.

     The Company has been advised that the various categories of expenses paid by PFI in fiscal 1996 and 1995 were approximately as follows:


                                            1996          1995

        Salaries                       $ 244,700    $ 1,074,925
        Payroll Taxes                      5,800         59,911
        Automobile Expense                19,900         84,780
        Travel and Entertainment          12,300         53,845
        Group Insurance                   15,300         61,622
        Insurance - other                 15,900         55,231
        Misc. office expense (rent,
             telephone and other)         51,600        220,884

                                       $ 365,500    $ 1,611,198

  The above salaries include the following amounts paid by PFI as compensation to the following PFI executives who, Mr. Brennan advises, devoted a substantial portion of their working time during fiscal 1995 and the first quarter in fiscal 1996 assisting him in managing the Company's investment and financial consulting activities. Mr. Brennan advised that he personally received no compensation for his services in connection therewith.


                                  1996                  1995

        Robert Berkson           $97,500              $390,000
        Roger Barnett            $78,000              $312,000
        Andrew Alson             $45,000              $180,000

      One of the fees earned by OEM in fiscal 1995 was a $250,000 consulting fee represented by 500,000 shares of common stock of Las Vegas Entertainment Network, Inc. ("LVEN"), received by OEM in May 1995 and valued at said amount. The shares were sold by OEM in June 1995 for gross proceeds of $625,000. The Company, on a consolidated basis, reported consulting fee income of $250,000 and a short-term capital gain of $375,000 from this transaction. The Company discontinued the rendering of consulting services related to LVEN during fiscal 1995 and in January 1996, purchased the El Rancho Hotel and Casino property in Las Vegas, Nevada from LVEN for an aggregate purchase price of $43.5 million including a cash payment of $12.5 million, the assumption of a $14 million debt secured by a first mortgage on the property, the delivery of a $6.5 million promissory note (paid in March 1996) and the delivery of an additional $10.5 million promissory note payable in the event of the occurrence of certain specified events. See the Company's current report on Form 8-K for January 24, 1996.

  During fiscal 1995 and the first quarter of fiscal 1996, Roger Barnett also served as assistant treasurer of OEM.

                             PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit                                            Incorporated by
Number    Description of Exhibit                     Reference to

4.3       The Registrant's $12,500,000 Promissory
          Note dated January 31, 1995 payable to
          the seller

10.1      Letter Agreement dated as of January      Form 8K dated January 24,
          22, 1996 among Las Vegas Entertainment    1996
          Network, Inc., the Registrant and Orion

          Stock Purchase Agreement made as of
          January 1, 1995 for the acquisition by the Registrant of all the outstanding capital stock of Freehold Raceway.

10.2      Employment Agreements

11.1      Computation of Earnings per Share

22        Subsidiaries

27        Financial Data Schedule

(B)  Financial Statements

       Report of independent certified public accountants.

       Consolidated Balance Sheets as of June 30, 1996 and 1995.

       Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994.

       Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1996, 1995 and 1994.

       Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994.

       Notes to Financial Statements.

       Report of Independent Certified Public Accountants on Supplementary Schedules.

       Supplementary Schedules.

(C)  Reports on Form 8-K

  The Company did not file any reports on Form 8-K with respect to the quarter ended June 30, 1996.

EXHIBIT 10.2


                    EMPLOYMENT AGREEMENT


     This Employment Agreement (the "Agreement") is made and entered into as of the 1st day of January, 1996 by and between International Thoroughbred Breeders, Inc., a Delaware corporation with its principal offices at Garden State Park, Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034 ("ITB") and Arthur Winkler, an individual residing at 5 Meadow Run Road, Lawrenceville, New Jersey 08648 (the "Employee").
                    W I T N E S S E T H :

     WHEREAS ITB desires to employ the Employee in the capacities and on the terms and conditions herein set forth; and

     WHEREAS the Employee agrees to be employed by ITB and to serve in such capacities on said terms and conditions;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1.   EMPLOYMENT

     ITB hereby agrees to employ the Employee and the Employee hereby accepts employment on a full-time basis as president of ITB's subsidiaries which own and operate Garden State Race Track and Freehold Raceway. In that capacity, Employee shall perform such duties as are typical or appropriate in such capacities of employment, subject to and under the direction of ITB's Board of Directors and/or Executive Committee. In addition, the Employee shall perform such other duties for ITB as ITB may reasonably request, or as may be necessary or desirable in performing or carrying out the intention of this Agreement. Employee shall provide such services for, and consult with and advise, without additional compensation, such corporations (including subsidiaries) affiliated with ITB as ITB may from time-to-time reasonably specify.

2.   TERM OF EMPLOYMENT

     The employment of the Employee pursuant to this Agreement shall commence on January 1, 1996 and shall end five years later on December 31, 2000 (the "Initial Term"). The term of this Agreement shall also be subject to renewal pursuant to Section 5 herein.

3.   COMPENSATION

     During the period that this Agreement is in effect, ITB shall pay Employee and provide him with the following benefits as compensation for all of his services to be rendered hereunder:

     3.1  Salary

          January 1, 1996 through June 30, 1996.....$ 90,000 (i.e. an annual rate of $180,000).

          July 1, 1996 through December 31, 1996...$100,000 (i.e. an annual rate of $200,000).

     Year Two......................................$200,000 per annum
     Year Three....................................$200,000 per annum
     Year Four.....................................$200,000 per annum
     Year Five.....................................$200,000 per annum

     3.2 Vacation Time - Employee shall be entitled to six weeks of vacation time per annum with a right to accrue an aggregate of up to 60 days of unused vacation during the term of the Agreement.

     3.3 Automobile - Employee shall be provided by ITB with a new executive model automobile every third year with ITB paying all insurance, operating, maintenance and repair costs.

     3.4 Expenses - ITB shall provide the Employee with a corporate credit card and shall reimburse the Employee for all reasonable Travel, Entertainment and similar expenses incurred in connection with ITB's business.

     3.5 Office and Secretarial - ITB will provide the Employee with a private office and a private secretary on a full-time basis, both at Garden State Race Track and at Freehold Raceway.

     3.6 Employee Benefit Plans - ITB will provide the Employee with participation on an equitable basis in any employee benefit plan established for senior management of ITB or Garden State Race Track.

4.   TERMINATION OF EMPLOYMENT

     4.1 Death - If Employee dies during the term of this Agreement, on the date of his death, this Agreement shall terminate. In such event, ITB shall assign and transfer to the Employee's executors, administrators, heirs, legatees and/or designated beneficiaries, as the case may be, all rights to any life insurance policies insuring the life of the Employee and the proceeds therefrom, as well as all of the Employee's rights under any Employee Benefit Plans (including ITB's 401(k) Plan and any stock options) in which the Employee is vested at the date of his death, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after the date of his death, ITB shall pay to the Employee's spouse if then surviving, over the following 36-month period, the sum of $40,000 per 12 months ($120,000 in the aggregate) and shall continue to fund the health benefits to which such spouse was entitled at the date of death, during such 36-month period.

     4.2 Disability - If the Employee becomes Permanently Disabled during the term of this Agreement so that he can no longer devote at least 75% of his working time to ITB's business, ITB may terminate Employee's employment by written notice to him. In such event and after such effective date of termination, ITB shall assign and transfer to the Employee, all rights to any life insurance and disability policies insuring the life and/or health of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan and stock options) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB shall pay the Employee compensation at an annual rate of $100,000 for the remaining balance of the term of the Employment Agreement determined at the date immediately preceding such termination, and shall also continue to pay the Employee's health benefits during such remaining balance.

     4.3 Termination by ITB "Without Cause" - If ITB terminates this Agreement without cause, such termination will be effective 60 days after notice of same. Upon such termination, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB

     (i) shall pay the Employee severance pay equal to the greater of the salary due for the remaining term of this agreement or one year of salary (plus, in each case, an amount equal to accrued unused vacation and sick leave). Such severance payment would be paid in a lump sum or weekly at the Employee's option;

     (ii) shall pay the Employee's medical or health benefits for the remaining term of the contract or for one year, whichever is greater; and
     (iii) shall transfer title to the Company car to the Employee at no cost to Employee.

     4.4 Termination by ITB "For Cause" - If ITB terminates this Agreement "For Cause," no further benefits of any kind will be paid to the Employee except that ITB shall assign and transfer to the Employee, all of the Employee's rights under ITB's 401(k) Plan in which the Employee is vested at the time of such termination. For purposes of this Agreement, "For Cause" means (i) conviction of, or a plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed; or (ii) Employee's material breach of any of the terms of this Employment Agreement which material breach is not cured within 90 days after receipt of written notice from ITB to Employee; or (iii) judgment consented to by or rendered against the Employee on which any regulatory licensor of ITB or any subsidiary bases a threatened license revocation.

     4.5 Voluntary Termination by Employee - If the Employee elects to terminate this Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB will pay an amount to the Employee equal to six months of salary at the annual rate then in effect, as a termination bonus, payable at the option of the Employee in a lump sum or in equal monthly installments over one year.

5.   RENEWAL PROVISIONS

     If ITB fails to give the Employee notice at least six months before the end of the initial five-year term of its election to terminate the Employment Agreement at the end of the five-year term, the Agreement term shall be extended for an additional five years, on the same terms and conditions as shall be in existence at the end of the term. At the end of the initial five-year term (if ITB terminates the Employment Agreement effective at such date) or upon the subsequent Agreement termination date, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB shall

     (i) pay the Employee severance pay equal to one year's salary as in effect at such termination date (plus an amount equal to accrued unused vacation and sick leave) in a lump sum or in equal monthly installments over one year at the Employee's option;

     (ii) pay the Employee's health benefits for one year after such termination date; and

     (iii) shall transfer title to the Company car to the Employee at no cost to the Employee.

6.   MISCELLANEOUS

     6.1  New Jersey law shall govern this Agreement.

     6.2 This Agreement shall not be modified or rescinded except in a writing signed by both parties hereto.

     6.3 This Agreement shall be binding on the parties hereto and their respective successors and assigns.

     6.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to ITB or to the Employee, at the address set forth on the first page of this Agreement, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.

     6.5 Any dispute or controversy arising from or relating to this Agreement shall be decided by arbitration at the New Jersey offices of the American Arbitration Association (presently located in Somerset, New Jersey), in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.

     IN WITNESS WHEREOF, the parties hereto have each duly executed this Agreement as of the date first above written.

                    EMPLOYER:
                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                    By____________________________________________
                    Robert J. Quigley, Acting Chairman of the Board


                    EMPLOYEE:


                    ______________________________________________
                                   Arthur Winkler



                    EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement") is made and entered into as of the 1st day of January, 1996 by and between International Thoroughbred Breeders, Inc., a Delaware corporation with its principal offices at Garden State Park, Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034 ("ITB") and Christopher C. Castens, an individual residing at 52 Sheffield Drive, Columbus, New Jersey 08022 (the "Employee").

                    W I T N E S S E T H :

     WHEREAS ITB desires to employ the Employee in the capacities and on the terms and conditions herein set forth; and

     WHEREAS the Employee agrees to be employed by ITB and to serve in such capacities on said terms and conditions;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1.   EMPLOYMENT

     ITB hereby agrees to employ the Employee and the Employee hereby accepts employment on a full-time basis as in-house counsel to and corporate secretary of ITB. In that capacity, Employee shall perform such duties as are typical or appropriate in such capacities of employment, subject to and under the direction of ITB's chief operating officer and/or Board of Directors and/or Executive Committee. In addition, the Employee shall perform such other duties for ITB as ITB may reasonably request, or as may be necessary or desirable in performing or carrying out the intention of this Agreement. Employee shall provide such services for, and consult with and advise, without additional compensation, such corporations (including subsidiaries) affiliated with ITB as ITB may from time-to-time reasonably specify.

2.   TERM OF EMPLOYMENT

     The employment of the Employee pursuant to this Agreement shall commence on January 1, 1996 and shall end two years later on December 31, 1997 (the "Initial Term"). The term of this Agreement shall also be subject to renewal pursuant to Section 5 herein.

3.   COMPENSATION

     During the period that this Agreement is in effect, ITB shall pay Employee and provide him with the following benefits as compensation for all of his services to be rendered hereunder:

     3.1  Salary  - $80,000 per annum.

     3.2 Automobile - Employee shall be provided by ITB with an automobile for his use with ITB paying all insurance, operating, maintenance and repair costs.

     3.3 Employee Benefit Plans - ITB will provide the Employee with participation on an equitable basis in any employee benefit plan established for senior management of ITB or Garden State Race Track, Inc.

4.   TERMINATION OF EMPLOYMENT

     4.1 Death - If Employee dies during the term of this Agreement, on the date of his death, this Agreement shall terminate. In such event, ITB shall assign and transfer to the Employee's executors, administrators, heirs, legatees and/or designated beneficiaries, as the case may be, all rights to any life insurance policies insuring the life of the Employee and the proceeds therefrom, as well as all of the Employee's rights under any Employee Benefit Plans (including ITB's 401(k) Plan and any stock options) in which the Employee is vested at the date of his death, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after the date of his death.

     4.2 Disability - If the Employee becomes Permanently Disabled during the term of this Agreement so that he can no longer devote at least 75% of his working time to ITB's business, ITB may terminate Employee's employment by written notice to him. In such event and after such effective date of termination, ITB shall assign and transfer to the Employee, all rights to any life insurance and disability policies insuring the life and/or health of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan and stock options) in which the Employee is vested at the effective date of such termination, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination.

     4.3 Termination by ITB "Without Cause" - If ITB terminates this Agreement without cause, such termination will be effective 60 days after notice of same. Upon such termination, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB

          (i) shall pay the Employee severance pay equal to the greater of the salary due for the remaining term of this agreement or six months of salary (plus, in each case, an amount equal to accrued amounts for unused vacation and sick leave). Such severance payment would be paid in a lump sum or weekly at the Employee's option;

          (ii) will pay the Employee's medical or health benefits for the remaining term of the contract or for one year, whichever is greater; and

          (iii) will transfer title to the Company car to the Employee at no cost to Employee.

     4.4 Termination by ITB "For Cause" - If ITB terminates this Agreement "For Cause," no further benefits of any kind will be paid to the Employee except that ITB shall assign and transfer to the Employee, all of the Employee's rights under ITB's 401(k) Plan in which the Employee is vested at the time of such termination. For purposes of this Agreement, "For Cause" means (i) conviction of, or a plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed; or (ii) Employee's material breach of any of the terms of this Employment Agreement which material breach is not cured within 90 days after receipt of written notice from ITB to Employee; or
(iii) judgment consented to by or rendered against the Employee on which any regulatory licensor of ITB or any subsidiary bases a threatened license revocation.

     4.5 Voluntary Termination by Employee - If the Employee elects to terminate this Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB will pay an amount to the Employee equal to six months of salary at the annual rate then in effect, as a termination bonus, payable at the option of the Employee in a lump sum or in equal weekly installments over six months.

5.   RENEWAL PROVISIONS

     ITB shall have the right to renew the Employment Agreement for up to two additional two-year terms by giving the Employee notice of its intention to renew the Employment Agreement no later than six months prior to the then termination date. Any renewal shall be on such terms and conditions as the parties may negotiate in good faith within thirty
(30) days after such notice. At the end of the initial two-year term (if ITB fails to renew the Employment Agreement or terminates same at such date) or upon the subsequent Agreement termination date after which ITB has not renewed the Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB shall

     (i) pay the Employee severance pay equal to six month's salary as in effect at such termination date (plus an amount equal to accrued amounts for unused vacation and sick leave) in a lump sum or in equal weekly installments over six months at the Employee's option; and

     (ii) shall transfer title to the Company car to the Employee at no cost to the Employee.

6.   MISCELLANEOUS

     6.1  New Jersey law shall govern this Agreement.

     6.2 This Agreement shall not be modified or rescinded except in a writing signed by both parties hereto.

     6.3 This Agreement shall be binding on the parties hereto and their respective successors and assigns.

     6.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to ITB or to the Employee, at the address set forth on the first page of this Agreement, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.

     6.5 Any dispute or controversy arising from or relating to this Agreement shall be decided by arbitration at the New Jersey offices of the American Arbitration Association (presently located in Somerset, New Jersey), in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.

     IN WITNESS WHEREOF, the parties hereto have each duly executed this Agreement as of the date first above written.

                    EMPLOYER:

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                    By____________________________________________
                       Arthur Winkler, President



                    EMPLOYEE:


                    ______________________________________________
                                   Christopher C. Castens



                    EMPLOYMENT AGREEMENT


     This Employment Agreement (the "Agreement") is made and entered into as of the 1st day of January, 1996 by and between International Thoroughbred Breeders, Inc., a Delaware corporation with its principal offices at Garden State Park, Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034 ("ITB") and Edward Ryan, an individual residing at 3 Anderson Street, Monmouth Beach, New Jersey 07750 (the "Employee").

                    W I T N E S S E T H :

     WHEREAS ITB desires to employ the Employee in the capacities and on the terms and conditions herein set forth; and

     WHEREAS the Employee agrees to be employed by ITB and to serve in such capacities on said terms and conditions;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1.   EMPLOYMENT

     ITB hereby agrees to employ the Employee and the Employee hereby accepts employment on a full-time basis as Vice President and General Manager of Freehold Racing Association Inc. and Atlantic City Harness, Inc. In that capacity, Employee shall perform such duties as are typical or appropriate in such capacities of employment, subject to and under the direction of ITB's chief operating officer and/or Board of Directors and/or Executive Committee. In addition, the Employee shall perform such other duties for ITB as ITB may reasonably request, or as may be necessary or desirable in performing or carrying out the intention of this Agreement. Employee shall provide such services for, and consult with and advise, without additional compensation, such corporations (including subsidiaries) affiliated with ITB as ITB may from time-to-time reasonably specify.

2.   TERM OF EMPLOYMENT

     The employment of the Employee pursuant to this Agreement shall commence on January 1, 1996 and shall end two years later on December 31, 1997 (the "Initial Term"). The term of this Agreement shall also be subject to renewal pursuant to Section 5 herein.

3.   COMPENSATION

     During the period that this Agreement is in effect, ITB shall pay Employee and provide him with the following benefits as compensation for all of his services to be rendered hereunder:

     3.1  Salary  - $120,000 per annum.

     3.2 Automobile - Employee shall be provided by ITB with an automobile for his use with ITB paying all insurance, operating, maintenance and repair costs.

     3.3 Employee Benefit Plans - ITB will provide the Employee with participation on an equitable basis in any employee benefit plan established for senior management of ITB or Garden State Race Track, Inc.

4.   TERMINATION OF EMPLOYMENT

     4.1 Death - If Employee dies during the term of this Agreement, on the date of his death, this Agreement shall terminate. In such event, ITB shall assign and transfer to the Employee's executors, administrators, heirs, legatees and/or designated beneficiaries, as the case may be, all rights to any life insurance policies insuring the life of the Employee and the proceeds therefrom, as well as all of the Employee's rights under any Employee Benefit Plans (including ITB's 401(k) Plan and any stock options) in which the Employee is vested at the date of his death, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after the date of his death.

     4.2 Disability - If the Employee becomes Permanently Disabled during the term of this Agreement so that he can no longer devote at least 75% of his working time to ITB's business, ITB may terminate Employee's employment by written notice to him. In such event and after such effective date of termination, ITB shall assign and transfer to the Employee, all rights to any life insurance and disability policies insuring the life and/or health of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan and stock options) in which the Employee is vested at the effective date of such termination, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination.

    4.3 Termination by ITB "Without Cause" - If ITB terminates this Agreement without cause, such termination will be effective 60 days after notice of same. Upon such termination, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB

          (i) shall pay the Employee severance pay equal to the greater of the salary due for the remaining term of this agreement or six months of salary (plus, in each case, an amount equal to accrued amounts for unused vacation and sick leave). Such severance payment would be paid in a lump sum or weekly at the Employee's option;

          (ii) will pay the Employee's medical or health benefits for the remaining term of the contract or for one year, whichever is greater; and

          (iii) will transfer title to the Company car to the Employee at no cost to Employee.

     4.4 Termination by ITB "For Cause" - If ITB terminates this Agreement "For Cause," no further benefits of any kind will be paid to the Employee except that ITB shall assign and transfer to the Employee, all of the Employee's rights under ITB's 401(k) Plan in which the Employee is vested at the time of such termination. For purposes of this Agreement, "For Cause" means (i) conviction of, or a plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed; or (ii) Employee's material breach of any of the terms of this Employment Agreement which material breach is not cured within 90 days after receipt of written notice from ITB to Employee; or (iii) judgment consented to by or rendered against the Employee on which any regulatory licensor of ITB or any subsidiary bases a threatened license revocation.

     4.5 Voluntary Termination by Employee - If the Employee elects to terminate this Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB will pay an amount to the Employee equal to six months of salary at the annual rate then in effect, as a termination bonus, payable at the option of the Employee in a lump sum or in equal weekly installments over six months.

5.   RENEWAL PROVISIONS

     ITB shall have the right to renew the Employment Agreement for up to two additional two-year terms on the same terms and conditions as shall be in existence at the end of the term (except for a 10% increase in compensation during each additional two-year term) by giving the Employee notice of its intention to renew the Employment Agreement no later than six months prior to the then termination date. In other words, if ITB elects to renew the Employment Agreement for years three and four, the annual salary for each of such years shall be $132,000.
If after such election, ITB again elects to renew the Employment Agreement for years five and six, the annual salary for each of such years shall be $145,200. At the end of the initial two-year term (if ITB terminates the Employment Agreement effective at such date) or upon the subsequent Agreement termination date after which ITB has not renewed the Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB shall

     (i) pay the Employee severance pay equal to six month's salary as in effect at such termination date (plus an amount equal to accrued amounts for unused vacation and sick leave) in a lump sum or in equal weekly installments over six months at the Employee's option; and

     (ii) shall transfer title to the Company car to the Employee at no cost to the Employee.

6.   MISCELLANEOUS

     6.1  New Jersey law shall govern this Agreement.

     6.2 This Agreement shall not be modified or rescinded except in a writing signed by both parties hereto.

     6.3 This Agreement shall be binding on the parties hereto and their respective successors and assigns.

     6.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to ITB or to the Employee, at the address set forth on the first page of this Agreement, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.

     6.5 Any dispute or controversy arising from or relating to this Agreement shall be decided by arbitration at the New Jersey offices of the American Arbitration Association (presently located in Somerset, New Jersey), in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.

     IN WITNESS WHEREOF, the parties hereto have each duly executed this Agreement as of the date first above written.

                    EMPLOYER:
                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                    By____________________________________________
                       Arthur Winkler, President



                    EMPLOYEE:


                    ______________________________________________
                                   Edward Ryan



                    EMPLOYMENT AGREEMENT


     This Employment Agreement (the "Agreement") is made and entered into as of the 1st day of January, 1996 by and between International Thoroughbred Breeders, Inc., a Delaware corporation with its principal offices at Garden State Park, Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034 ("ITB") and Kerry B. Fitzpatrick, an individual residing at 211A Park Boulevard, West Cape May, New Jersey 08204 (the "Employee").
                    W I T N E S S E T H :

     WHEREAS ITB desires to employ the Employee in the capacities and on the terms and conditions herein set forth; and

     WHEREAS the Employee agrees to be employed by ITB and to serve in such capacities on said terms and conditions;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1.   EMPLOYMENT

     ITB hereby agrees to employ the Employee and the Employee hereby accepts employment on a part-time basis as Director of Special Projects and New Business opportunities devoting such time as ITB's President and the Employee may reasonably determine. In that capacity, Employee shall perform such duties as are typical or appropriate in such capacities of employment, subject to and under the direction of ITB's chief operating officer and/or Board of Directors and/or Executive Committee. In addition, the Employee shall perform such other duties for ITB as ITB may reasonably request, or as may be necessary or desirable in performing or carrying out the intention of this Agreement. Employee shall provide such services for, and consult with and advise, without additional compensation, such corporations (including subsidiaries) affiliated with ITB as ITB may from time-to-time reasonably specify.

2.   TERM OF EMPLOYMENT

     The employment of the Employee pursuant to this Agreement shall commence on January 1, 1996 and shall end three years later on December 31, 1998 (the "Initial Term"). The term of this Agreement shall also be subject to renewal pursuant to Section 5 herein.

3.   COMPENSATION

     During the period that this Agreement is in effect, ITB shall pay Employee and provide him with the following benefits as compensation for all of his services to be rendered hereunder:

     3.1  Salary  - $65,000 per annum.

     3.2 Employee Benefit Plans - ITB will provide the Employee with participation on an equitable basis in any employee benefit plan established for senior management of ITB or Garden State Race Track, Inc.


4.   TERMINATION OF EMPLOYMENT

     4.1 Death - If Employee dies during the term of this Agreement, on the date of his death, this Agreement shall terminate. In such event, ITB shall assign and transfer to the Employee's executors, administrators, heirs, legatees and/or designated beneficiaries, as the case may be, all rights to any life insurance policies insuring the life of the Employee and the proceeds therefrom, as well as all of the Employee's rights under any Employee Benefit Plans (including ITB's 401(k) Plan and any stock options) in which the Employee is vested at the date of his death, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after the date of his death.

     4.2 Disability - If the Employee becomes Permanently Disabled during the term of this Agreement so that he can no longer devote at least 75% of his working time to ITB's business, ITB may terminate Employee's employment by written notice to him. In such event and after such effective date of termination, ITB shall assign and transfer to the Employee, all rights to any life insurance and disability policies insuring the life and/or health of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan and stock options) in which the Employee is vested at the effective date of such termination, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination.

     4.3 Termination by ITB "Without Cause" - If ITB terminates this Agreement without cause, such termination will be effective 60 days after notice of same. Upon such termination, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB

          (i) shall pay the Employee severance pay equal to the greater of the salary due for the remaining term of this agreement or six months of salary (plus, in each case, an amount equal to accrued amounts for unused vacation and sick leave). Such severance payment would be paid in a lump sum or weekly at the Employee's option; and

          (ii) will pay the Employee's medical or health benefits for the remaining term of the contract or for one year, whichever is greater.

     4.4 Termination by ITB "For Cause" - If ITB terminates this Agreement "For Cause," no further benefits of any kind will be paid to the Employee except that ITB shall assign and transfer to the Employee, all of the Employee's rights under ITB's 401(k) Plan in which the Employee is vested at the time of such termination. For purposes of this Agreement, "For Cause" means (i) conviction of, or a plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed; or (ii) Employee's material breach of any of the terms of this Employment Agreement which material breach is not cured within 90 days after receipt of written notice from ITB to Employee; or (iii) judgment consented to by or rendered against the Employee on which any regulatory licensor of ITB or any subsidiary bases a threatened license revocation.

     4.5 Voluntary Termination by Employee - If the Employee elects to terminate this Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB will pay an amount to the Employee equal to six months of salary at the annual rate then in effect, as a termination bonus, payable at the option of the Employee in a lump sum or in equal weekly installments over six months.

5.   RENEWAL PROVISIONS

     ITB shall have the right to renew the Employment Agreement for one additional three-year term on the same terms and conditions as shall be in existence at the end of the term (except for a 10% increase in compensation during such additional three-year term) by giving the Employee notice of its intention to renew the Employment Agreement no later than six months prior to the then termination date. In other words, if ITB elects to renew the Employment Agreement for years four, five and six, the annual salary for each of such years shall be $71,500. At the end of the initial three-year term (if ITB fails to renew the Employment Agreement so that it terminates effective at such date) or upon the subsequent Agreement termination date in the event ITB has renewed the Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB shall pay the Employee severance pay equal to six month's salary as in effect at such termination date (plus an amount equal to accrued amounts for unused vacation and sick leave) in a lump sum or in equal weekly installments over six months at the Employee's option.

6.   MISCELLANEOUS

     6.1  New Jersey law shall govern this Agreement.

     6.2 This Agreement shall not be modified or rescinded except in a writing signed by both parties hereto.

     6.3 This Agreement shall be binding on the parties hereto and their respective successors and assigns.

     6.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to ITB or to the Employee, at the address set forth on the first page of this Agreement, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.

     6.5 Any dispute or controversy arising from or relating to this Agreement shall be decided by arbitration at the New Jersey offices of the American Arbitration Association (presently located in Somerset, New Jersey), in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.

     IN WITNESS WHEREOF, the parties hereto have each duly executed this Agreement as of the date first above written.

                    EMPLOYER:
                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                    By____________________________________________
                       Arthur Winkler, President



                    EMPLOYEE:


                    ______________________________________________
                                   Kerry B. Fitzpatrick



                    EMPLOYMENT AGREEMENT


     This Employment Agreement (the "Agreement") is made and entered into as of the 1st day of January, 1996 by and between International Thoroughbred Breeders, Inc., a Delaware corporation with its principal offices at Garden State Park, Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034 ("ITB") and Richard E. Orbann, an individual residing at 652 Adams Avenue, Langhorne, Pennsylvania 19047 (the "Employee").
                    W I T N E S S E T H :

     WHEREAS ITB desires to employ the Employee in the capacities and on the terms and conditions herein set forth; and

     WHEREAS the Employee agrees to be employed by ITB and to serve in such capacities on said terms and conditions;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1.   EMPLOYMENT

     ITB hereby agrees to employ the Employee and the Employee hereby accepts employment on a full-time basis as General Manager of Garden State Race Track. In that capacity, Employee shall perform such duties as are typical or appropriate in such capacities of employment, subject to and under the direction of ITB's chief operating officer and/or Board of Directors and/or Executive Committee. In addition, the Employee shall perform such other duties for ITB as ITB may reasonably request, or as may be necessary or desirable in performing or carrying out the intention of this Agreement. Employee shall provide such services for, and consult with and advise, without additional compensation, such corporations (including subsidiaries) affiliated with ITB as ITB may from time-to-time reasonably specify.

2.   TERM OF EMPLOYMENT

     The employment of the Employee pursuant to this Agreement shall commence on January 1, 1996 and shall end two years later on December 31, 1997 (the "Initial Term"). The term of this Agreement shall also be subject to renewal pursuant to Section 5 herein.

3.   COMPENSATION

     During the period that this Agreement is in effect, ITB shall pay Employee and provide him with the following benefits as compensation for all of his services to be rendered hereunder:

     3.1  Salary  - $121,000 per annum.

     3.2 Automobile - Employee shall be provided by ITB with an automobile for his use with ITB paying all insurance, operating, maintenance and repair costs.

     3.3 Employee Benefit Plans - ITB will provide the Employee with participation on an equitable basis in any employee benefit plan established for senior management of ITB or Garden State Race Track, Inc.

4.   TERMINATION OF EMPLOYMENT

     4.1 Death - If Employee dies during the term of this Agreement, on the date of his death, this Agreement shall terminate. In such event, ITB shall assign and transfer to the Employee's executors, administrators, heirs, legatees and/or designated beneficiaries, as the case may be, all rights to any life insurance policies insuring the life of the Employee and the proceeds therefrom, as well as all of the Employee's rights under any Employee Benefit Plans (including ITB's 401(k) Plan and any stock options) in which the Employee is vested at the date of his death, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after the date of his death.

     4.2 Disability - If the Employee becomes Permanently Disabled during the term of this Agreement so that he can no longer devote at least 75% of his working time to ITB's business, ITB may terminate Employee's employment by written notice to him. In such event and after such effective date of termination, ITB shall assign and transfer to the Employee, all rights to any life insurance and disability policies insuring the life and/or health of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan and stock options) in which the Employee is vested at the effective date of such termination, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination.

     4.3 Termination by ITB "Without Cause" - If ITB terminates this Agreement without cause, such termination will be effective 60 days after notice of same. Upon such termination, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB

          (i) shall pay the Employee severance pay equal to the greater of the salary due for the remaining term of this agreement or six months of salary (plus, in each case, an amount equal to accrued amounts for unused vacation and sick leave). Such severance payment would be paid in a lump sum or weekly at the Employee's option;

          (ii) will pay the Employee's medical or health benefits for the remaining term of the contract or for one year, whichever is greater; and

          (iii) will transfer title to the Company car to the Employee at no cost to Employee.

     4.4 Termination by ITB "For Cause" - If ITB terminates this Agreement "For Cause," no further benefits of any kind will be paid to the Employee except that ITB shall assign and transfer to the Employee, all of the Employee's rights under ITB's 401(k) Plan in which the Employee is vested at the time of such termination. For purposes of this Agreement, "For Cause" means (i) conviction of, or a plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed; or (ii) Employee's material breach of any of the terms of this Employment Agreement which material breach is not cured within 90 days after receipt of written notice from ITB to Employee; or (iii) judgment consented to by or rendered against the Employee on which any regulatory licensor of ITB or any subsidiary bases a threatened license revocation.

     4.5 Voluntary Termination by Employee - If the Employee elects to terminate this Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB will pay an amount to the Employee equal to six months of salary at the annual rate then in effect, as a termination bonus, payable at the option of the Employee in a lump sum or in equal weekly installments over six months.

5.   RENEWAL PROVISIONS

     ITB shall have the right to renew the Employment Agreement for up to two additional two-year terms on the same terms and conditions as shall be in existence at the end of the term (except for a 10% increase in compensation during each additional two-year term) by giving the Employee notice of its intention to renew the Employment Agreement no later than six months prior to the then termination date. In other words, if ITB elects to renew the Employment Agreement for years three and four, the annual salary for each of such years shall be $133,100.
If after such election, ITB again elects to renew the Employment Agreement for years five and six, the annual salary for each of such years shall be $146,410. At the end of the initial two-year term (if ITB terminates the Employment Agreement effective at such date) or upon the subsequent Agreement termination date after which ITB has not renewed the Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB shall

     (i) pay the Employee severance pay equal to six month's salary as in effect at such termination date (plus an amount equal to accrued amounts for unused vacation and sick leave) in a lump sum or in equal weekly installments over six months at the Employee's option; and

     (ii) shall transfer title to the Company car to the Employee at no cost to the Employee.

6.   MISCELLANEOUS

     6.1  New Jersey law shall govern this Agreement.

     6.2 This Agreement shall not be modified or rescinded except in a writing signed by both parties hereto.

     6.3 This Agreement shall be binding on the parties hereto and their respective successors and assigns.

     6.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to ITB or to the Employee, at the address set forth on the first page of this Agreement, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.

     6.5 Any dispute or controversy arising from or relating to this Agreement shall be decided by arbitration at the New Jersey offices of the American Arbitration Association (presently located in Somerset, New Jersey), in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.

     IN WITNESS WHEREOF, the parties hereto have each duly executed this Agreement as of the date first above written.

                    EMPLOYER:
                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                    By____________________________________________
                       Arthur Winkler, President



                    EMPLOYEE:


                    ______________________________________________
                                   Richard E. Orbann



                    EMPLOYMENT AGREEMENT


     This Employment Agreement (the "Agreement") is made and entered into as of the 12th day of February, 1996 by and between International Thoroughbred Breeders, Inc., a Delaware corporation with its principal offices at Garden State Park, Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034 ("ITB") and Robert J. Quigley, an individual residing at 9435 Sumac, San Antonio, Texas 78266 (the "Employee").

                    W I T N E S S E T H :

     WHEREAS ITB desires to employ the Employee in the capacities and on the terms and conditions herein set forth; and

     WHEREAS the Employee agrees to be employed by ITB and to serve in such capacities on said terms and conditions;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1.   EMPLOYMENT

     ITB hereby agrees to employ the Employee and the Employee hereby accepts employment on a full-time basis as president and chief executive officer of ITB. In that capacity, Employee shall perform such duties as are typical or appropriate in such capacities of employment, subject to and under the direction of ITB's Board of Directors and/or Executive Committee. In addition, the Employee shall perform such other duties for ITB as ITB may reasonably request, or as may be necessary or desirable in performing or carrying out the intention of this Agreement. Employee shall provide such services for, and consult with and advise, without additional compensation, such corporations (including subsidiaries) affiliated with ITB as ITB may from time-to-time reasonably specify.

2.   TERM OF EMPLOYMENT

     The employment of the Employee pursuant to this Agreement shall commence on February 12, 1996 and shall end approximately eighteen months later on August 31, 1997.

3.   COMPENSATION

     During the period that this Agreement is in effect, ITB shall pay Employee and provide him with the following benefits as compensation for all of his services to be rendered hereunder:

     3.1 Salary - At a rate per annum equal to $180,000, prorated for the term of this Agreement.

     3.2 Automobile - Employee shall be provided by ITB with the use of an executive model automobile with ITB paying all insurance, operating, maintenance and repair costs.

     3.3 Expenses - ITB shall provide the Employee with a corporate credit card and shall reimburse the Employee for all reasonable Travel, Entertainment and similar expenses incurred in connection with ITB's business.

     3.4 Relocation Expenses - In order to induce the Employee to relocate from his present domicile in San Antonio, Texas to the general area of Garden State Race Track, ITB agrees to pay the sum of $25,000 to the Employee for relocation costs. Relocation costs shall include the Employee's temporary housing costs in the Garden State Race Track area, his travel costs between Texas and New Jersey, moving costs and similar expenses. To the extent the Employee's relocation costs exceed $25,000, ITB and the Employee will negotiate in good faith, the additional amount, if any, to be paid by ITB, subject to proper documentation of such expenditures.

     3.5 Employee Benefit Plans - ITB will provide the Employee with participation on an equitable basis in any employee benefit plan established for senior management of ITB or Garden State Race Track including but not limited to group life and health insurance and 401(k) plans.

4.   TERMINATION OF EMPLOYMENT

     4.1 Death - If Employee dies during the term of this Agreement, on the date of his death, this Agreement shall terminate.

     4.2 Disability - If the Employee becomes Permanently Disabled during the term of this Agreement so that he can no longer devote at least 75% of his working time to ITB's business, ITB may terminate Employee's employment by written notice to him.

     4.3 Termination by ITB "Without Cause" - If ITB terminates this Agreement without cause, such termination will be effective 60 days after notice of same. Upon such termination, ITB

     (i) shall pay the Employee severance pay equal to six months of salary. Such severance payment would be paid in a lump sum or weekly at the Employee's option; and

     (ii) shall pay the Employee's medical or health benefits for six months after the last severance payment is made.

     In the event that the Employee elects to be paid his severance payment on a weekly basis, the Employee shall continue to participate in all employee benefit plans as described in Section 3.5 hereof for the period during which the severance payments are made hereunder.

     4.4 Termination by ITB "For Cause" - If ITB terminates this Agreement "For Cause," no further benefits of any kind will be paid to the Employee except as may be required by law. For purposes of this Agreement, "For Cause" means (i) conviction of, or a plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed; or (ii) Employee's material breach of any of the terms of this Employment Agreement which material breach is not cured within 90 days after receipt of written notice from ITB to Employee; or (iii) judgment consented to by or rendered against the Employee on which any regulatory licensor of ITB or any subsidiary bases a threatened license revocation.

     4.5 Voluntary Termination by Employee - The Employee may elect to terminate this Agreement upon thirty (30) days prior written notice to ITB. Upon such termination, the Employee shall be entitled to receive all rights provided by law in any employee benefit plans as described in Section 3.5 herein.

5.   MISCELLANEOUS

     5.1  New Jersey law shall govern this Agreement.

     5.2 This Agreement shall not be modified or rescinded except in a writing signed by both parties hereto.

     5.3 This Agreement shall be binding on the parties hereto and their respective successors and assigns.

     5.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to ITB or to the Employee, at the address set forth on the first page of this Agreement, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.

     5.5 Any dispute or controversy arising from or relating to this Agreement shall be decided by arbitration at the New Jersey offices of the American Arbitration Association (presently located in Somerset, New Jersey), in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.

     IN WITNESS WHEREOF, the parties hereto have each duly executed this Agreement as of the date first above written.

                    EMPLOYER:

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                    By____________________________________________
                       William H. Warner, Chief Financial Officer


                    EMPLOYEE:


                    ______________________________________________
                                   Robert J. Quigley



                    EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement") is made and entered into as of the 1st day of January, 1996 by and between International Thoroughbred Breeders, Inc., a Delaware corporation with its principal offices at Garden State Park, Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034 ("ITB") and William H. Warner, an individual residing at 497 Clinton Avenue, Toms River, New Jersey 08753 (the "Employee").
                    W I T N E S S E T H :

     WHEREAS ITB desires to employ the Employee in the capacities and on the terms and conditions herein set forth; and

     WHEREAS the Employee agrees to be employed by ITB and to serve in such capacities on said terms and conditions;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1.   EMPLOYMENT

     ITB hereby agrees to employ the Employee and the Employee hereby accepts employment on a full-time basis as principal financial officer of ITB. In that capacity, Employee shall perform such duties as are typical or appropriate in such capacities of employment, subject to and under the direction of ITB's chief operating officer and/or Board of Directors and/or Executive Committee. In addition, the Employee shall perform such other duties for ITB as ITB may reasonably request, or as may be necessary or desirable in performing or carrying out the intention of this Agreement. Employee shall provide such services for, and consult with and advise, without additional compensation, such corporations (including subsidiaries) affiliated with ITB as ITB may from time-to-time reasonably specify.

2.   TERM OF EMPLOYMENT

     The employment of the Employee pursuant to this Agreement shall commence on January 1, 1996 and shall end two years later on December 31, 1997 (the "Initial Term"). The term of this Agreement shall also be subject to renewal pursuant to Section 5 herein.

3.   COMPENSATION

     During the period that this Agreement is in effect, ITB shall pay Employee and provide him with the following benefits as compensation for all of his services to be rendered hereunder:

     3.1  Salary  - $120,000 per annum.

     3.2 Automobile - Employee shall be provided by ITB with an automobile for his use with ITB paying all insurance, operating, maintenance and repair costs.

     3.3 Employee Benefit Plans - ITB will provide the Employee with participation on an equitable basis in any employee benefit plan established for senior management of ITB or Garden State Race Track, Inc.

4.   TERMINATION OF EMPLOYMENT

     4.1 Death - If Employee dies during the term of this Agreement, on the date of his death, this Agreement shall terminate. In such event, ITB shall assign and transfer to the Employee's executors, administrators, heirs, legatees and/or designated beneficiaries, as the case may be, all rights to any life insurance policies insuring the life of the Employee and the proceeds therefrom, as well as all of the Employee's rights under any Employee Benefit Plans (including ITB's 401(k) Plan and any stock options) in which the Employee is vested at the date of his death, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after the date of his death.

     4.2 Disability - If the Employee becomes Permanently Disabled during the term of this Agreement so that he can no longer devote at least 75% of his working time to ITB's business, ITB may terminate Employee's employment by written notice to him. In such event and after such effective date of termination, ITB shall assign and transfer to the Employee, all rights to any life insurance and disability policies insuring the life and/or health of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan and stock options) in which the Employee is vested at the effective date of such termination, in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination.

     4.3 Termination by ITB "Without Cause" - If ITB terminates this Agreement without cause, such termination will be effective 60 days after notice of same. Upon such termination, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB

          (i) shall pay the Employee severance pay equal to the greater of the salary due for the remaining term of this agreement or six months of salary (plus, in each case, an amount equal to accrued amounts for unused vacation and sick leave). Such severance payment would be paid in a lump sum or weekly at the Employee's option;

          (ii) will pay the Employee's medical or health benefits for the remaining term of the contract or for one year, whichever is greater; and

          (iii) will transfer title to the Company car to the Employee at no cost to Employee.

     4.4 Termination by ITB "For Cause" - If ITB terminates this Agreement "For Cause," no further benefits of any kind will be paid to the Employee except that ITB shall assign and transfer to the Employee, all of the Employee's rights under ITB's 401(k) Plan in which the Employee is vested at the time of such termination. For purposes of this Agreement, "For Cause" means (i) conviction of, or a plea of nolo contendere with respect to a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed; or (ii) Employee's material breach of any of the terms of this Employment Agreement which material breach is not cured within 90 days after receipt of written notice from ITB to Employee; or (iii) judgment consented to by or rendered against the Employee on which any regulatory licensor of ITB or any subsidiary bases a threatened license revocation.

     4.5 Voluntary Termination by Employee - If the Employee elects to terminate this Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB will pay an amount to the Employee equal to six months of salary at the annual rate then in effect, as a termination bonus, payable at the option of the Employee in a lump sum or in equal weekly installments over six months.

5.   RENEWAL PROVISIONS

     ITB shall have the right to renew the Employment Agreement for up to two additional two-year terms on the same terms and conditions as shall be in existence at the end of the term (except for a 10% increase in compensation during each additional two-year term) by giving the Employee notice of its intention to renew the Employment Agreement no later than six months prior to the then termination date. In other words, if ITB elects to renew the Employment Agreement for years three and four, the annual salary for each of such years shall be $132,000.
If after such election, ITB again elects to renew the Employment Agreement for years five and six, the annual salary for each of such years shall be $145,200. At the end of the initial two-year term (if ITB terminates the Employment Agreement effective at such date) or upon the subsequent Agreement termination date after which ITB has not renewed the Agreement, ITB shall assign and transfer to the Employee, all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plans (including ITB's 401(k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB shall

     (i) pay the Employee severance pay equal to six month's salary as in effect at such termination date (plus an amount equal to accrued amounts for unused vacation and sick leave) in a lump sum or in equal weekly installments over six months at the Employee's option; and

     (ii) shall transfer title to the Company car to the Employee at no cost to the Employee.

6.   MISCELLANEOUS

     6.1  New Jersey law shall govern this Agreement.

     6.2 This Agreement shall not be modified or rescinded except in a writing signed by both parties hereto.

     6.3 This Agreement shall be binding on the parties hereto and their respective successors and assigns.

     6.4 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to ITB or to the Employee, at the address set forth on the first page of this Agreement, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.

     6.5 Any dispute or controversy arising from or relating to this Agreement shall be decided by arbitration at the New Jersey offices of the American Arbitration Association (presently located in Somerset, New Jersey), in accordance with the commercial rules and regulations of the American Arbitration Association and the parties hereto hereby consent to such jurisdiction.

     IN WITNESS WHEREOF, the parties hereto have each duly executed this Agreement as of the date first above written.

                    EMPLOYER:

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                    By____________________________________________
                       Arthur Winkler, President



                    EMPLOYEE:


                    ______________________________________________
                                   William H. Warner



                           AGREEMENT

This Agreement (the "Agreement") is made and entered into as of the 14th day of May, 1996 by and between International Thoroughbred Breeders, Inc., a Delaware corporation with its principal offices at Garden State Park, Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034 ("ITB") and Joel H. Sterns, and individual residing at R.D. #1, Box 307, River Road, Titusville, New Jersey (08560) ("Sterns").

                   W I T N E S S E T H :

WHEREAS, Sterns has certain experience and expertise in the field of casino gaming development and regulation; and

WHEREAS, ITB, engaged inter alia, in casino gaming development activities, desires to avail itself of Sterns' experience and expertise and to retain Sterns in the capacities and on the terms and conditions herein set forth; and

WHEREAS, Sterns agrees to be retained by ITB and to serve in such capacities on said terms and conditions;

NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

              1.  RETENTION

              2. ITB hereby agrees to retain Sterns and Sterns hereby agrees to serve ITB and its subsidiaries as ITB's
Chairman of the Board of Directors and to provide services of the type normally provided by a senior executive.

              3. ITB and Sterns acknowledge that Sterns is a member of the law firm of Sterns & Weinroth, a Professional Corporation ("Sterns & Weinroth"), which from time-to-time renders legal services to ITB and its subsidiaries. ITB and Sterns hereby agree that Sterns is being retained under this Agreement to provide non-legal, executive-type services and that he shall not be required to render any legal services to ITB during the term of this Agreement.

              4. For the period beginning on the date hereof and ending on June 30, 1997 (the "Full-Time Period"), Sterns agrees to devote an average of 30 to 40 hours per week to the services to be rendered hereunder. ITB may, at its option and with Sterns' consent, extend the Full-Time Period until June 30, 1998. If ITB extends the Full-Time Period until June 30, 1998, it shall again have the option, with Sterns' consent, to extend the Full-Time Period until June 30, 1999.
               5. Upon expiration of the Full-Time Period, and any extension thereof, Sterns' required service hereunder shall be reduced to approximately 20 hours per calendar month. Any period during which Sterns' hours have been so reduced is referred to herein as the "Part-Time Period."

               6. The provisions of Paragraphs 1.3 and 1.4 notwithstanding, Sterns shall have the right to provide non-legal executive-type services similar to those to be provided under this Agreement and legal services for persons other than ITB throughout the term of this Agreement, provided that the provision of such services does not conflict with his responsibilities hereunder.

                7. ITB shall use its best efforts to procure and maintain during the time that this Agreement is in effect, and for a period of two years after any termination of this Agreement, Officers' and Directors' Liability Insurance coverage in the amount of at least $5.0 million per claim/occurrence and in the aggregate. ITB shall furnish to Sterns certificates of insurance confirming the existence of such coverage, which shall include a provision whereby not less than thirty (30) days' prior written notice to Sterns is required from the insurer prior to any cancellation, non-renewal or material reduction of such coverage. In the event that ITB fails or refuses to procure such insurance coverage, Sterns shall have the right, but not the obligation, to procure such insurance coverage and ITB shall promptly reimburse Sterns for the actual costs and expenses incurred by Sterns in procuring such insurance coverage.

                 8. ITB represents and warrants to Sterns that there is no provision contained in its certificate of incorporation, by-laws, any stock option plan or any other document, agreement or instrument which would prohibit the undertaking contemplated by this Agreement or materially impair or reduce the compensation, benefits and entitlements of Sterns set forth herein. ITB further represents and warrants to Sterns that it is duly authorized and empowered to enter into this Agreement and to perform all of its obligations hereunder.

                  9. To the extent permitted under Delaware law, ITB shall defend, indemnify and hold harmless Sterns from and against all liability, loss, cost, expense and damages (including reasonable attorneys' fees) asserted against, imposed on or incurred by Sterns in any claim, action or proceeding arising out of or related to acts or omissions of Sterns undertaken in good faith in the performance of services and as Chairman of the Board of Directors of ITB under this Agreement.
                  10. The parties acknowledge and agree that they must take reasonable steps and institute reasonable procedures to identify and attempt to resolve any conflicts of interest that may arise by virtue of the fact that Sterns will provide services and serve as Chairman of the Board of Directors of ITB while maintaining his status as a shareholder-director of Sterns & Weinroth, which represents certain clients, including casino gaming clients, whose interests are or may become materially adverse to ITB and its subsidiaries in one or more specific matters. Accordingly, Sterns shall not be required to render any services or participate in any activities which would involve a prohibited conflict of interest, and ITB agrees that Sterns may recuse himself from any matter which he reasonably believes to involve a prohibited conflict of interest, and that such recusal shall not constitute a breach of this Agreement.

                  11. ITB shall confirm in writing with Sterns & Weinroth the nature and scope of all matters on which Sterns & Weinroth shall be engaged to render legal services as outside counsel to ITB and its subsidiaries. ITB and its officers, directors, agents, servants, employees and representatives shall not disclose to Sterns & Weinroth or any of its directors or employees any facts, circumstances, knowledge or information which is unrelated to any particular matter on which Sterns
& Weinroth shall have been engaged in writing to render legal services as outside counsel to ITB and its subsidiaries.

                   12.  TERM OF AGREEMENT

                   Subject to earlier termination as provided in Section 4,
(i) this Agreement shall have an initial term commencing on May 14, 1996 and ending on June 30, 1999, and (ii) the term of this Agreement shall be extended for an additional year as of June 30, 1997, and thereafter as of each subsequent June 30 (each, a "Renewal Date"), unless either party has given notice, prior to the applicable Renewal Date, that it does not intend to so extend the term. The term of this Agreement, including any such extensions, is hereinafter referred to as the "Term."

                    13.  COMPENSATION

                    During the Term, ITB shall pay to Sterns the following compensation in full payment for the services rendered by him hereunder.
14. During the Full-Time Period and any extensions thereof, ITB shall pay Sterns an annual salary of $384,000, payable in monthly installments of $32,000, plus reimbursable expenses, including travel, meals and entertainment relating to the services governed by this Agreement ("Reimbursable Expenses"). Amounts payable for the period from May 14, 1996 through the date of execution of this Agreement, to the extent not previously paid, shall be paid promptly after the date of such execution.

                     15. During the Part-Time Period, with respect to the first twenty (20) hours of services rendered to ITB and its subsidiaries by Sterns in each calendar month, ITB shall pay Sterns the sum of $10,000, plus Reimbursable Expenses, payable within 30 days of ITB's receipt of a bill therefor.

                     16. With respect to each additional hour of services rendered in a calendar month to ITB and its subsidiaries by Sterns during the Part-Time Period, ITB shall pay Sterns at the normal hourly rate charged for Sterns' services by Sterns & Weinroth, plus
Reimbursable Expenses, payable within 30 days of ITB's receipt of a bill therefor.

                     17. ITB's Board of Directors has granted to Sterns a five-year option to purchase 200,000 shares of ITB common stock, $2.00 par value (the "Common Stock") at an exercise price of $4.00 per share. ITB shall enter into a customary agreement with Sterns with respect to such options. The options shall be non-transferable, except pursuant to the laws of descent and distribution. The options will contain such terms (if any) regarding registration of the underlying shares under the Securities Act of 1933, as amended (the "Act") (but not beyond the option term) as are contained in the ten-year options granted to Roger
A. Bodman, Charles Dees, Joseph Fisher, Kerry Fitzpatrick and Robert J. Quigley by ITB's Board of Directors on January 23, 1996.

                    18. ITB shall assume the lease obligations of Sterns with respect to the automobile presently used by Sterns and, upon expiration of such lease, will provide during the term of this Agreement a replacement lease for an automobile of comparable value selected by Sterns.
                    19. Sterns hereby agrees that he shall not participate in any pension, 401(k) or welfare benefit plans maintained by ITB for its employees generally.

                    20. Sterns shall be paid a "Termination Payment" upon the first to occur of any of the following events (each, a "Termination Event"):

     (a) ITB is acquired by or merged into another entity, or an agreement is executed for the sale or development of its Las Vegas, Nevada property prior to the expiration of the Term, or negotiations have commenced with a third party prior to the expiration of the Term which result in such an acquisition, merger or agreement occurring after the expiration of the Term;

     (b) the stockholders of ITB fail to re-elect or vote to remove Sterns as Chairman of the Board of Directors of ITB prior to the expiration of the Term;

     (c) Sterns terminates this Agreement pursuant to Paragraph 4.2 hereof; or

     (d   the Agreement terminates by reason of an event
     described in Paragraph 4.1 or 4.3 hereof if, at the time of such termination, negotiations have commenced with a third party for ITB's acquisition by, or merger into, another entity, or for an agreement to sell or develop its Las Vegas, Nevada property, and such acquisition, merger or agreement occurs after the date of such termination.

The Termination Payment shall be computed as follows:

1.     If the Termination Event occurs during the Full-Time
Period, the sum of (i) $32,000 multiplied by the number of full and partial calendar months remaining from the date of termination until the next following June 30, and (ii) $240,000.

2.     If the Termination Event occurs during the Part-Time
Period, the sum of (i) $10,000 multiplied by the number of full and partial calendar months then remaining from the date of termination until the next following June 30, and (ii) $240,000.
The Termination Payment shall be paid to Sterns within 30 days after the date of the event giving rise to such payment. Subject to any continuing obligations which ITB may have pursuant to the terms of Sections 1.6 and 1.8, ITB, upon payment of the Termination Payment, shall have no further obligation hereunder to Sterns except for unpaid amounts in respect of services provided prior to the Termination Event.

         21.  EARLY TERMINATION

         22. If, during the Term, Sterns shall die or become "disabled" so that he is unable with or without "reasonable accommodation" (as such term is defined under applicable federal and state law) to perform the services contemplated hereunder, this Agreement shall terminate on the date of death or on the date Sterns becomes disabled, as the case may be.

       23. Sterns shall have the right to terminate this Agreement upon thirty (30) days' prior written notice of a material breach of the provisions hereof by ITB; provided, however, that if ITB shall reasonably cure such breach within said period, then this Agreement shall not be terminated on account thereof.

       24. Sterns shall have the right to terminate this Agreement and/or resign as Chairman of the Board of Directors of ITB upon thirty
(30) days' prior written notice; provided, however, that if resignation and/or termination is required or is reasonably believed by Sterns to be required by the New Jersey Rules of Professional Conduct, then Sterns shall have the right to resign and/or terminate this Agreement upon such other notice, if any, as may be required or appropriate under the circumstances. In the event of such termination and/or resignation, this Agreement shall terminate on the effective date thereof.

       25. This Agreement shall terminate if ITB is acquired or merged into another entity, or an agreement is executed for the sale or development of its Las Vegas, Nevada property.

       26.  MISCELLANEOUS

       27.  New Jersey law shall govern this Agreement.

       28. This Agreement shall not be modified or rescinded, nor may any of its provisions be waived, except in a writing signed by both parties hereto.

       29. This Agreement shall be binding on the parties hereto and their respective successors and assigns.

       30. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when received after delivery by hand, or two (2) business days after sending by recognized overnight delivery services such as Federal Express, or mailed by registered or certified mail, return receipt requested; if to ITB or to Sterns, at the address set forth on the first page of this Agreement, or to such other address as the recipient party shall designate by notice to the other party in the manner specified herein.

       31. Any dispute or controversy from or relating to this Agreement shall be decided by binding arbitration by a panel of three
(3) arbitrators at the New Jersey offices of the American Arbitration Association (presently located in Somerset, New Jersey), in accordance with the commercial rules and regulations of the American Arbitration Association. The arbitrators shall issue the award in writing, setting forth their findings of fact and conclusions of law. An award by majority of the arbitrators shall be final and conclusive; provided, however, that in addition to any grounds for appeal afforded under the New Jersey or federal arbitration statutes, a party may appeal the award on the grounds that the arbitrators erroneously applied the law to the facts as found by them. Any party may apply to any New Jersey federal or state court having jurisdiction for entry and enforcement of judgment based on the award. The parties shall initially share, equally, all costs, expenses and fees related to the arbitration (including the arbitrators' fees but excluding their own attorney's fees and witness fees), pending final allocation of such costs, expenses and fees by the arbitrators as part of their award.

       32. The invalidity of any provision of this Agreement shall not affect the validity of the remainder of this Agreement.

       33. This Agreement contains the complete, final and integrated understanding and agreement between the parties concerning the subject matter hereof. All prior oral or written, or contemporaneous oral representations, understandings and agreements concerning the subject matter hereof are merged herein and superseded hereby.

IN WITNESS WHEREOF, the parties hereto have each duly executed this Agreement as of the date first above written.

ATTEST:                         INTERNATIONAL THOROUGHBRED
                           BREEDERS, INC.



                                By:
            , Secretary       Robert J. Quigley, President




WITNESS:




                              Joel H. Sterns








INTERNATIONAL THOROUGHBRED BREEDERS, INC.
            AND SUBSIDIARIES

              EXHIBIT 11.1
       EARNINGS (LOSS) PER SHARE
FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                             1996         1995         1994
Average shares outstanding disregarding
  dilutive outstanding stock options,
  and preferred shares during each year   10,536,414    9,551,369    9,547,900

Dilutive stock options based on the
  treasury stock method using the average
  market price since it is higher than
  year end price                             ---          ---          -0-

Assumed conversion of
  Series A Convertible Preferred Stock       ---          ---          ---

Shares Outstanding                        10,536,414    9,551,369    9,547,900


Net Income (Loss)                       $ (1,069,712)$  2,398,452 $  2,500,595


Net Income (Loss) per Share             $      (0.10)$       0.25 $       0.26

This computation is submitted in accordance with Regulation S-K, Item 601(b)(11)



                          EXHIBIT 22

       The following table indicates the wholly owned subsidiaries of International Thoroughbred Breeders, Inc. and their states of incorporation. All of such subsidiaries are wholly owned.

                                                           State of
                   Name                                  Incorporation

International Thoroughbred Breeders Management, Inc.      New Jersey
Olde English Equine Insurance Agency, Inc.                New Jersey
Garden State Race Track, Inc.                             New Jersey
Colonial Racing Club, Inc.                                Pennsylvania
Philadelphia Turf Club, Inc.                              Pennsylvania
International Thoroughbred Gaming Development
  Corporation                                             New Jersey
Olde English Management Co, Inc.                          New Jersey
Freehold Racing Association                               New Jersey
Atlantic City Harness, Inc.                               New Jersey
Circa 1850, Inc.                                          New Jersey
Orion Casino Corporation                                  Nevada

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     (Registrant)

     By/s/Joel H. Sterns                          By/s/Robert J. Quigley
     Joel H. Sterns, Chairman of the Board        Robert J. Quigley,
                                                  President and Director
     Date: October 11, 1996                       Date: October 11, 1996

     By/s/William H. Warner
     William H. Warner, Treasurer, Principal
     Financial Officer and Accounting Officer
     Date: October 11, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By/s/Joel H. Sterns                          By/s/Robert J. Quigley
     Joel H. Sterns, Chairman of the Board        Robert J. Quigley, President
                                                  and Director
     Date:  October 11, 1996                      Date: October 11, 1996

     By/s/Arthur Winkler                          By/s/Francis W. Murray
     Arthur Winkler, Exec. Vice President         Francis W. Murray, Director
     and Director
     Date: October 11, 1996                       Date: October 11, 1996

     By/s/Roger A. Bodman                         By/s/H. Steven Norton
     Roger A. Bodman, Director                    H. Steven Norton, Director
     Date: October 11, 1996                       Date: October 11, 1996

     By/s/Charles R. Dees, Jr.                    By/s/Robert D. Peloquin
     Charles R. Dees, Jr., Director               Robert D. Peloquin.,Director
     Date: October 11, 1996                       Date: October 11, 1996

     By/s/Clifford A. Goldman
     Clifford A. Goldman, Director
     Date: October 11, 1996