Form 10-K/A
period 1996-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1996-10-23
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                         FORM 10-K/A


             AMENDMENT TO APPLICATION OR REPORT
         FILED PURSUANT TO SECTION 12, 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


          INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     (Exact name of registrant as specified in charter)

               Commission File Number: 0-9624

                       AMENDMENT NO. 1

     The undersigned registrant hereby amends its Annual Report for the year ended June 30, 1996 on Form 10-K by replacing the previously filed signatures page with the page attached hereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                         International Thoroughbred Breeders, Inc.
                                      [Registrant]


                    By/s/Joel H. Sterns
                           Joel H. Sterns, Chairman of the Board

                    By/s/Robert J. Quigley
                           Robert J. Quigley, President


                    By/s/William H. Warner
                           William H. Warner, Principal
                              Financial and Accounting Officer
Date: October 23, 1996


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

By/s/Joel H. Sterns                     By/s/Robert J. Quigley
  Joel H. Sterns, Chairman of the Board   Robert J. Quigley, President
                                          and Director

  Date: October 11, 1996                  Date: October 11, 1996

By/s/Arthur Winkler                     By/s/Clifford A. Goldman
  Arthur Winkler, Exec.Vice President     Clifford A.Goldman, Director
  and Director

  Date: October 11, 1996                  Date: October 11, 1996

By/s/Roger A. Bodman                    By/s/H. Steven Norton
  Roger A. Bodman, Director               H. Steven Norton, Director

  Date: October 11, 1996                  Date: October 11, 1996

By/s/Charles R. Dees, Jr.               By/s/Robert D. Peloquin
  Charles R.Dees, Jr., Director           Robert D.Peloquin, Director

  Date: October 11, 1996                  Date: October 11, 1996