Form 10-Q
period 1996-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1996-11-19
CIK 320573

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996

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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


      Class                                Outstanding at November 15, 1996
Common Stock, $ 2.00 par value                         11,651,504









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

     During the year ended June 30, 1996, the Company, under one of its subsidiaries, purchased property for the purpose of commencing casino gaming upon the opening of a proposed casino project in Las Vegas, Nevada.

     (B) Principles of Consolidation -   The accounts of all wholly owned
subsidiaries are included in the consolidated financial statements. All material intercompany transactions have been eliminated.

     (C) Classifications - Certain prior year amounts have been reclassified to conform with the current year's presentation. The operating section of the Statements of Cash Flows for the three months ended September 30, 1995 have been reclassified from the direct to the indirect method to conform with the 1996 presentation.

     (D) Allowance for Bad Debts - The Company recognizes bad debts on the allowance method. Bad debt allowance at September 30, 1996 and 1995 was $20,000.

     (E) Construction in Progress - Construction in progress includes development costs in conjunction with the acquisition of the El Rancho Hotel and Casino which the Company has capitalized. These costs include land and building acquisitions costs, interest, legal, consulting and other professional fees, other development and carrying costs in connection with the future development of the casino project. Such costs totaling approximately $52,000,000, include real property acquisition costs in the amount of approximately $43,500,000 and capitalized interest of $1,566,960 through September 30, 1996.

     (F) Goodwill - Goodwill is the excess of the cost of acquired Freehold Raceway net assets over their fair value and is being amortized over 30 years under the straight line method. Accumulated amortization at September 30, 1996 was $473,405.

     Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by analyzing the projected undiscounted cash flow from related operations.

     (G) Financing Costs - Deferred financing costs includes costs of $2,710,812 associated with the debt incurred to fund the purchase of the El Rancho property and $1,801,400 associated with warrants issued in connection with the purchase and financing of the casino project, net of amortization of $187,836 and $128,851, respectively, as of September 30, 1996 and June 30, 1996. These costs of $4,512,212, net of amortization of $316,687, are being expensed over the five year lives of the loan and the warrants.

     (H) Revenue Recognition - The Company recognizes the revenues associated with horse racing at Garden State Park and Freehold Raceway as they are earned. Costs and expenses associated with horse racing revenues are charged against income in those periods in which the horse racing revenues are recognized. Other costs and expenses, including advertising, are recognized as they actually occur throughout the year. Deferred income primarily consists of prepaid purse income recorded during simulcasting.

     (I) Deferred Income Taxes - Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

     (J) Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     (K) Concentrations of Credit Risk - As of September 30, 1996, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and receivables arising primarily from event planning customers whose credit is routinely evaluated. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At September 30, 1996, the Company had approximately $2,000,000 on deposit in 4 institutions with an average of $500,000 at each institution that was subject to such risk. In addition, repurchase agreements of approximately $3,300,000 which are classified as restricted investments are not insured. The Company does not require collateral for its financial instruments.

(2)  OPINION OF MANAGEMENT

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1996.



     (A) On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for a proposed borrowing of $30,000,000. Closing on the financing contract took place on June 4, 1996. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway is for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage. At September 30, 1996 the unused line of credit was approximately $6,522,000, however, this amount is restricted by $3,000,000 until such time as an approved settlement agreement has been reached concerning the shares of Common Stock currently owned by Robert E. Brennan, the Company's former chairman.

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

     The Company is required to maintain not more than one to one ratio of total liabilities to tangible net worth with a minimum tangible net worth of $70,000,000. In the event of default of the terms of the agreement, the amounts due would be payable in full at that time and the Company would be required to pay a 2% premium of $600,000 calculated on the maximum amount of the financing. The financing agreement also provides for the lender to receive 200,000 shares of the Company's Common Stock, a monthly service fee of $5,000, a .5% monthly fee on the unused portion of the line of credit, and an annual facility fee of $300,000.

     The total principal balance of the Revolving Credit Line and the Time Loan Mortgage as of September 30, 1996 was $23,478,228. For the three month period ended September 30, 1996, interest of $642,608 associated with the Foothill mortgage and revolving line of credit was capitalized and will be expensed (over the estimated benefit period) upon the opening of a casino on the El Rancho property.

     (B) On September 17, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buyout of approximately $42,000 for a new telephone system at Freehold Raceway. The Company recorded this transaction as a capital lease. The Company is in the process of extending the installation to include Garden State Park with a similarly priced contract agreement. At September 30, 1996, $3,521 was classified as short term and $43,958 was classified as long term.

     (C) In July, 1996, the Company entered into an agreement with GE Capital Corporation with respect to financing $827,891 at an interest rate of 9.3% for the purchase of 2 new natural gas powered air conditioners at Garden State Park. The contract provides for sixty consecutive monthly installments of principal and interest of $17,067 beginning August 25, 1996. At September 30, 1996, $204,807 was classified as short term and $785,095 was classified as long term. Interest expense on the note for the three month period ended September 30, 1996 was $6,538.

     (D) On August 20, 1996, the Company made a final principal payment of $1,405,000 on a note previously executed by Freehold Raceway.

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

     Freehold Raceway incurred a state income tax liability for the three months ended September 30, 1996 and does not have the benefit of any state income tax loss carryforwards to offset this liability. A provision of $39,210 was made for this liability.

A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:

                                        Three Months ended
                                           September 30,
                                             1996             1995
Income Taxes at the Federal
 Statutory Rate                          $    -0-         $    -0-

State Income Tax - Net of
 Federal Tax Benefit                       39,210           30,800

Provisions for Income Taxes              $ 39,210         $ 30,080


     At June 30, 1993, the Company effected a quasi-reorganization in accordance with generally accepted accounting principles. The effect of the quasi-reorganization was to decrease asset values for financial reporting, but not for Federal income tax purposes. Accordingly, depreciation expense for Federal income tax purposes continues to be based on amounts that do not reflect the accounting quasi-reorganization.

  The Company has a net operating loss carryforward of approximately $167,000,000 at September 30, 1996, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset of approximately $52,000,000 is offset by an allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

(5)    COMMITMENTS AND CONTINGENCIES

  The Company's wholly owned subsidiary, ITG, is responsible for implementing the development of casino gaming business opportunities. In January 1996, the Company purchased the El Rancho Hotel and Casino property from an unrelated party, Las Vegas Entertainment Network, Inc. ("LVEN").
The Company plans to develop the site through Orion Casino Corporation, a newly formed wholly owned Nevada subsidiary of ITG. The acquisition of the twenty-one acre El Rancho property, located on the Las Vegas strip, was purchased for $43.5 million in cash and notes, plus contingent consideration of up to $160 million (but not as a part of the purchase price), which is dependent on future "adjusted cash flows" as contractually defined, to LVEN for the development of the property by Orion. The purchase price of $43,500,000 consisted of approximately $12.5 million paid in cash (exclusive of final adjustments) with the balance financed by: 1) a $6.5 million unsecured mortgage note at an 8% interest rate which was refinanced in fiscal 1996; 2) assumption of a $14 million first mortgage note due on December 20, 1996, which was also refinanced in fiscal 1996, secured by the land and building at a 13% interest rate; and 3) a $10.5 million second mortgage note, at an 8% interest rate, which is payable only to the extent that certain contingent events occur. The purchase agreement for the El Rancho property provided that if, by October 25, 1996, the Company had not arranged for the necessary commitments to develop the "Starship Orion" project or a more modest project by the same date, and if the seller, LVEN,
(i) arranged for the Refinance Loan (as defined therein), and (ii) paid all associated costs and deposits into an escrow account up to one year's interest on the refinanced or replaced Refinance Loan and up to one year's carrying costs for El Rancho, then LVEN may have had the non-exclusive right for up to one year (the "Option Period") to appoint (during the last quarter of the Option Period) an authorized licensed commercial real estate broker to arrange for the sale of the property or obtain a minimum of $55 million in financing to develop the property. During the Option Period, the Company would have continued to have the right to arrange for the financing to develop the El Rancho property. If such financing was arranged, LVEN's rights (if any) with respect to arranging for the appointment of an authorized licensed commercial real estate broker or refinancing would have terminated, as would any requirement to obtain LVEN's consent before the sale by the Company of the site. On October 25, 1996, LVEN advised the Company that it was asserting its rights afforded during the Option Period by arranging the precribed escrow account. On October 28, 1996 the Company announced that LVEN forfeited its rights with respect to the purchase agreement because it failed to satisfy certain contractual pre-conditions. LVEN has advised that it contests the Company's position.

  The Company is committed to carrying costs of the El Rancho property of approximately $4,800,000 per year for interest, bank loan fees, real estate taxes, security, maintenance and other related costs. Development costs for legal, professional and consulting costs incurred for a prospective gaming project on the El Rancho property are estimated to be approximately $3,000,000 during fiscal 1997. These costs will increase substantially if the Company is successful in obtaining financing or the partners it is seeking in order to complete the project. In addition to those costs, the Company made non-refundable deposits of $1,880,000 during the first quarter of fiscal 1997 for a proposed purchase of a parcel of land associated with the gaming development project. On October 21, 1996, the Company amended its agreement to extend the closing from on or before November 29, 1996 to and including December 27, 1996 under certain terms and conditions which included a provision that the Company be required to make an escrow deposit of $235,000 on or before October 31, 1996. On October 30, 1996, the Company perfected its election to extend the closing date with a deposit of the required funds. This deposit will be fully earned by the seller on an equal daily basis through December 27, 1996. The purchase of the property would allow expanded frontage and room for future expansion and increased parking. The Company is seeking additional financing in order to finalize the purchase. If the Company fails to secure adequate financing by a settlement date of December 27, 1996, $2,350,000 of payments made to date in addition to the extension deposit of $235,000 would be forfeited. (See Subsequent Events Footnote) No assurance can be given that the financing can be obtained or if it is obtained, will be prior to the required closing date.

  In connection with the purchase of the El Rancho project, and once the project has been developed, completed and opened, LVEN, the seller of the property, will retain the exclusive right to manage all aspects of Orion's entertainment activities subject to meeting certain profitability criteria. This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, virtual reality rides and other non-gaming attractions of any kind or nature at the property site,
(ii) arranging all advertising for all of Orion's advertising needs, and
(iii) managing all other entertainment venues for Orion. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVEN shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides LVEN with an annual fee of $800,000 subject to annual increases. LVEN will also receive an additional; (i) twenty-five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed by Orion, and (iii) booking fees equal to ten percent (10%) of gross compensation paid to talent.

  In February, 1996 the Company announced that it intended to develop the El Rancho property under a "Starship Orion" theme. It was estimated that the total cost of completion would be approximately $1 billion dollars and that the Company intended to develop the property with up to as many as six partners. To date the Company has not engaged any partners for its "Starship Orion" theme development. The Company engaged certain professional, legal, architectural and consulting services in connection with its development. Capitalized costs of $56,492,889 as of September 30, 1996 are required costs for any casino development project.

  In December 1995, Garden State Race Track, Inc. entered into an agreement with an unaffiliated party, The Four B's of Vineland, New Jersey, to sell a 56 acre parking lot tract at the Garden State Park which is presently unused for racing purposes. The contract calls for a purchase price of $11 million for the property, subject to normal closing adjustments. The agreement provides for a closing on or before December 15, 1996 (which date may be extended for a six month period) and is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site, also providing the purchaser a period of time to evaluate the feasibility of the project.

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

  The Division subsequently indicated a willingness to seek to resolve the complaint provided that Mr. Brennan resign as Chairman of the Board, a director of the Company and as an officer of any of the Company's subsidiaries and provided further that Mr. Brennan enter into an agreement which would place his approximately 2,900,000 shares of the Company's Common Stock into an irrevocable dispositive trust, which would provide for the liquidation of all his shares. On November 6, 1996, the Commission, over Mr. Brennan's objections, accepted a proposed stipulation of settlement between Mr. Brennan and the Division requiring Mr. Brennan to place his shares into a liquidating trust contingent upon the approval, within sixty days thereafter, of the bankruptcy court overseeing Mr. Brennan's personal Chapter 11 bankruptcy proceeding. The liquidating trustee will hold the shares in escrow and will vote the shares in the same proportion as the other stockholders of the Company. The agreement requires that the liquidating trustee dispose of the shares no later than October 19, 1997 in the absence of the occurrence of certain events.

  The Company was also advised by the New Jersey Racing Commission, which annually grants permits for the conduct of parimutuel racing at Garden State and Freehold, that the Racing Commission is considering the issuance of a Notice of Intention to suspend or revoke the permits held by Garden State and Freehold based on Judge Owen's decision. At a subsequent meeting, a representative of the Racing Commission indicated that the previously described settlement to be considered by the Commission regarding Mr. Brennan would be presented to the Racing Commission for its consideration. The Racing Commission has been apprised of the settlement by the Casino Control Commission and has stated that it will consider it as a resolution of its concerns following the approval of the bankrupcy court. Management believes a settlement will be reached which is beneficial to the continuation of racing at Garden State Park and Freehold Raceway.

  On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for a proposed borrowing of $30,000,000. Closing on the financing contract took place on June 4, 1996. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway is for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage, used at settlement to pay off the $14,000,000 mortgage note
referred above due on December 20, 1996.   The maximum line of credit
balance is restricted by $3,000,000 until such time that an approved settlement agreement has been reached concerning the shares of Common Stock currently owned by Robert E. Brennan, the Company's former chairman. The revolving credit line requires that the Company make quarterly principal payments of $400,000 beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum. The Time Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum.

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

  On August 19, 1996, the Company and its financial advisor, Standard Capital, agreed to terminate their agreement relationship. In consideration of the agreement, the Company agreed to pay Standard Capital all outstanding fees and expenses totaling $120,000 as of August 14, 1996. The Company, which had previously agreed to provide Standard Capital with 250,000 five year warrants, each exercisable to purchase one share of ITB Common Stock at an exercise price of $5.00, agreed to provide Standard Capital with an additional 200,000 warrants, each identical to the initial warrants. Financing costs of $324,000 have been accounted for and expensed in the first quarter of fiscal 1997 for these warrants.

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

  On September 17, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buyout of approximately $42,000 for a new telephone system at Freehold Raceway. The Company recorded this transaction as a capital lease. The Company is in the process of extending the installation to include Garden State Park with a similarly priced contract agreement.

  On September 26, 1996 the Board of Directors approved a three-year employment contract for Joel H. Sterns, Chairman of the Board. The contract provided for Mr. Sterns to serve a full-time basis through the period ending on June 30, 1997 during which he would have devoted an average of thirty to forty hours per week to the Company for an annual compensation of $384,000. The contract also provides that upon a "Termination Event", Mr. Sterns may be entitled to receive certain amounts. (See Note 9 A)

(6)    INVESTMENTS

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

  Short-term investments, classified as current assets on the balance sheet, include the following captions:

                                  September 30,
                             1996                1995
Trading               $   115,000         $   290,000
Available For Sale      1,140,499           2,857,074
       Totals         $ 1,255,499         $ 3,147,074

  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Trading securities are securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in operations for the current year. Any material unrealized gain and or loss from available for sale securities would be reported as a separate component of stockholders equity.

  At September 30, 1996, the Company held approximately $2,566,600, which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and unclaimed ticketholder winnings, which are classified as current liabilities.

  Investment income for the three months ended September 30, 1996 and 1995 includes unrealized gains of $35,000 and $50,000, respectively, on this security. Interest income for the three months ended September 30, 1996 and 1995 was $ 49,018 and $134,865, respectively. Realized gains resulting from the sale of trading securities for the three months ended September 30, 1996 and 1995 were $-0-, $7,500, respectively.


(7)    NET (LOSS) PER SHARE

  Net (loss) per share for the three months ended September 30, 1996 and 1995 is computed on the weighted average number of shares outstanding. The conversion period for the Convertible Preferred Stock concluded as of July 31, 1993, therefore the Convertible Preferred Stock has not been included in the computations. The number of shares used in the computations were 11,651,495 and 9,551,394 at September 30, 1996 and 1995, respectively.

(8)    NEW AUTHORITATIVE PRONOUNCEMENTS

  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain
identifiable intangibles to be disposed of.   SFAS No. 121 is effective for
financial statements issued for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 on July 1, 1996.

  As more fully discussed in Notes 1-(E) & 5, the Company has incurred approximately $52 million in construction and related costs associated with its El Rancho/Orion project, which is estimated to cost approximately $1 billion. The Company is still in the process of obtaining financing for this project. While the Company intends to proceed with this casino project, any significant reduction in financing will result in a more modestly scaled project. Application of SFAS No. 121 could prospectively result in a write-down of costs incurred on the project if there is any significant decrease in the market value of the property; any significant adverse change in business climate; or any accumulation of costs significantly in excess of amounts expected to complete the project.

  In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which is effective for fiscal years beginning after December 15, 1995. Under SFAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards to employees, using a fair value methodology. The Company implemented on July 1, 1996 the disclosure only provisions of the fair value method, as permitted by SFAS 123 for awards to employees. The Company will continue to account for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into
after December 15, 1995.   The Company adopted the requirements of SFAS 123
for non-employee awards for the year ended June 30, 1996.

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

(9)    SUBSEQUENT EVENTS

  (A) On November 3, 1996 a group ("the Group") of shareholders, representing approximately 56% (of which Robert E. Brennan represented 25%) of the Company's outstanding Common Stock, filed a consent in accordance with Section 228 of the Delaware General Corporation law to remove certain directors and to elect four new directors to the board of the Company.

  Those immediately removed as directors were Joel Sterns, Chairman of the Board, Roger Bodman, Clifford Goldman, Steve Norton, Robert Peloquin and Arthur Winkler. Those elected as directors of the Company to fill the vacancies on the Board of Directors, each to serve until the next annual meeting of stockholders or until his successor is duly elected and qualified are: Frank A. Leo, John U. Mariucci, James J. Murray and Frank Koenemund.
At a meeting of the Board of Directors on November 6, 1996, Frank A. Leo was named Chairman of the Board.

  On September 26, 1996 the Board of Directors approved a three year employment contract for Joel H. Sterns, then Chairman of the Board. The contract provided that upon a "Termination Event", Mr. Sterns would receive certain amounts. The removal of Mr. Sterns on November 4, 1996 prior to the expiration of his term may be deemed a "Termination Event" which, based on his employment contract, may expose the Company to a future potential liability and expense.

  (B) On October 21, 1996, the Company amended its agreement of April
25, 1996 with a subsidiary of ITT Corporation to purchase 15 acres of unimproved land located directly behind and contiguous to the site of the Company's recently purchased El Rancho Hotel and Casino property. The amendment provided the Company a right to extend the closing from on or before November 29, 1996 to and including December 27, 1996 under certain terms and conditions which included a provision that the Company is required to make an escrow deposit of $235,000 on or before October 31, 1996. On October 30, 1996, the Company perfected its election to extend the closing date with a deposit of the required funds. This deposit will be fully earned by the seller on an equal daily basis through December 27, 1996. The purchase of the property would allow expanded frontage and room for future expansion and increased parking. The Company is seeking additional financing in order to finalize the purchase. If the Company fails to secure adequate financing by a settlement date of December 27, 1996, $2,350,000 of payments made to date in addition to the extension deposit of $235,000 would be forfeited.

  (C) On October 25, 1996, Las Vegas Entertainment Network, Inc. (LVEN) advised the Company that it was asserting its rights afforded during the Option Period by arranging the prescribed escrow account. On October 28, 1996, the Company announced that LVEN forfeited certain rights with respect to the El Rancho Hotel and Casino because it failed to satisfy certain contractual pre-conditions. LVEN has advised that it contests the Company's position. (See Note 5)

  (D) On November 6, 1996, the New Jersey Casino Control Commission accepted a proposed stipulation of settlement between Mr. Brennan, over his objections, and the New Jersey Division of Gaming Enforcement which would require Mr. Brennan to place his shares of the Company's Common Stock into a liquidating trust contingent upon Bankruptcy Court approval within 60 days from such date. The Commission has designated Frank J. Dodd as the trustee of the liquidating trust. Management is of the belief that the action taken by the Commission will not have an impact on the Company's day to day operations. Mr. Brennan has informed the Company that he is also in negotiations to divest himself of his shares through a sale to an independent group of investors.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                        AND SUBSIDIARIES

       REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

           Review Report of Independent Accountant's

The Board of Directors and Shareholders

International Thoroughbred Breeders, Inc.

  We have reviewed the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc., and subsidiaries as of September 30, 1996, and the related consolidated statement of shareholders' equity for the three month period then ended, and the consolidated statements of operations, and cash flows for the three month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                  MOORE STEPHENS, P.C.
                                  Certified Public Accountants

Cranford, New Jersey
November 6, 1996

           MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                  AND RESULTS OF OPERATIONS
            FOR THE QUARTER ENDED SEPTEMBER 30,1996

OPERATIONS

     Total revenues for the three months ended September 30, 1996 and 1995 were $14,330,963 and $13,755,118, respectively. The increase of approximately 4% is primarily the net result of an approximate 14% increase in revenues generated by Freehold Raceway partially offset by a decrease in revenues generated by Garden State Park and a decrease in investment income for the three month period.

     For the first quarter of fiscal 1997, the Company realized a loss from operations, before income taxes, of $491,278 as compared to a loss from operations, before income taxes, of $119,616 for the corresponding quarter in the preceeding year. The increase in loss primarily resulted from: 1) an increase of approximately $996,000 in certain Corporate expenses associated with the development of casino gaming opportunities; 2) the net loss generated by Garden State Park during the period as compared to income for the comparable period in fiscal 1996; partially offset by 3) an increase in the net income generated by Freehold Raceway during the comparable periods.

     Depreciation and amortization expense for the quarters ended September 30, 1996 and 1995 was $629,835 and $354,615, respectively, reflecting a $275,220 increase during comparable periods primarily reflecting the recognition of a portion of deferred finance costs associated with the financing of the El Rancho project.

Garden State Park:

     During the three months ended September 30, 1996, Garden State Park's revenue decreased $295,615 or 5%, from $6,395,564 to $6,099,949 for the corresponding three month periods in fiscal 1996, primarily reflecting the effect of a decrease in revenues generated from live racing and simulcasting to and from other racetracks. Expenses before interest due to parent decreased $106,374 or 2% for the three months ending September 30, 1996 when compared to the same period last year. Garden State Park experienced at its current live Harness Meet a 22% decrease in average daily handle during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. As a result of the decreased revenues and expenses, Garden State Park realized a loss from operations, before interest due the parent company, of $122,928 as compared to income of $66,313 in the same quarter last fiscal year.

     Garden State Park's 1996 Standardbred (Harness) Racing Meet began September 6, 1996 and is scheduled to run 55 dates primarily on a four night per week basis until December 14, 1996. Garden State Park's 1997 Thoroughbred Racing Meet is scheduled to begin January 1, 1997 and is scheduled to run 63 dates primarily on a three day per week basis until May 26, 1997. Racing will be conducted on Friday and Saturday nights, Sunday racing will be conducted during the day.



Freehold Raceway:

     The Company conducts Harness Racing through Freehold Racing
Association, Inc. ("FRA") and Atlantic City Harness, Inc. ("ACH"), the operating companies of Freehold Raceway.

      During the three months ended September 30, 1996, Freehold Raceway's revenue increased $1,017,400 or 14%, from $7,169,350 to $8,186,750 for the corresponding three month periods in fiscal 1996, primarily reflecting the result of: 1) an increase in revenues from receiving simulcasting during the day at the track in July and August of fiscal 1997 as compared to fiscal 1996 when simulcasting was not conducted during the day at the track; partially offset by 2) a net decrease in revenues as a result of a decrease in average handles from live racing and simulcasting activities. Expenses before interest due to parent increased $561,193 or 9% for the three months ending September 30, 1996 when compared to the same period last year primarily as a result of the increased expenses associated with the increased simulcast receiving activities. Freehold Raceway experienced at its current live FRA Harness Meet an 8% decrease in average daily handle during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. As a result of the overall increased revenues and despite increased expenses, Freehold Raceway realized income from operations, before interest due the parent company, of $1,242,275 as compared to income of $786,068 in the same quarter last fiscal year.

     During Fiscal 1997, Freehold Raceway will race under two separate identities. FRA will race 100 days from August 15, 1996 thru December 31, 1996. ACH has applied to the New Jersey Racing Commission to race 106 days from January 1, 1997 through May 26, 1997. FRA has applied to the New Jersey Racing Commission to race 97 days from August 14, 1997 through December 31, 1997.



LIQUIDITY AND FINANCIAL RESOURCES

     The Company's working capital (deficit), on a consolidated basis, as of September 30, 1996, was ($3,459,720) which represents a decrease of approximately $11,700,000 from September 30, 1995. During the comparable period the Company's cash and cash equivalents, decreased by $11,486,807 and its short term notes and mortgages payable decreased by $471,558, along with
an increase in accounts payable and accrued expenses of $2,471,712.   This
decrease in working capital of approximately $11,700,000 is primarily the result of the following factors: 1) the utilization of cash of approximately $12,600,000 for the purchase of the El Rancho property and deposits of $2,350,000 made for the purchase of an adjoining piece of property from
Sheraton Gaming Corporation for the casino development project;   2) an
increase in cash of approximately  $30,000,000 generated from debt financing
offset by principal payments of approximately $23,800,000;   3) cash of
approximately $5,440,000 from a Regulation S offering of Common Stock;    4)
capitalized expenditures and improvements of $7,000,000 associated with future casino development and $2,200,000 for the two racetrack properties;
5) $400,000 for the purchase of land for a parking lot at the Freehold
racetrack facility (previously leased by the Company);  and   6) cash in the
amount of $1,100,000 generated from operating activities.

     The Company's cash flows from operations were $2,086,096 during the first quarter of fiscal 1997 compared to $3,663,729 for the comparable period in fiscal 1996. Although the Company suffered a net loss of $530,488 for the three months ended September 30, 1996, it deferred payment of certain accounts payable which along with other adjustments affecting cash flow (such as depreciation and amortization) resulted in cash being provided from operations.

       Cash used for investing activities was $3,350,166 during the first quarter of fiscal 1997 compared to $118,195 for the comparable period in fiscal 1996. The increase was the result of deposits made on an adjacent piece of property in the amount of $1,880,000, an increase of $555,808 in capital expenditures for improvements at the two racetrack properties and expenditures for future casino development of $724,887.

     Cash provided by financing activities was $728,635 for the first quarter of fiscal 1997 compared to cash (used) during the comparable period by financing activities in fiscal 1996 of $(179,100). The increase was the result of an increase in cash of $2,016,862 generated from debt financing primarily associated with the revolving credit line with Foothill Capital Corporation and note proceeds of $827,891 in borrowings in connection with new air conditioning equipment at Garden State Park offset by an increase in principal payments of $1,937,018 primarily as a result of a final payment of $1,405,000 on a note previously executed by Freehold Raceway.

     Restricted Cash and Investments of $2,566,609 as of September 30, 1996 consisted of horsemen's deposits held by the racetrack for race nominations, purse winnings, and funds held for uncashed mutuel ticket sales due to the patrons or government authorities. These balances are offset with the Company's payables. As restricted cash these cash funds are not available for Company operations.

     On January 14, 1996, in connection with the Company's purchase of the El Rancho Hotel and Casino property the Company issued its $10,500,000 second mortgage note at 8% interest, which is payable only to the extent that certain contingent events occur. At September 30, 1996, this amount is classified as long term debt since the Company does not anticipate these contingencies happening by June of 1997.

     On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for the proposed borrowing of $30,000,000. Closing on the financing contract took place on June 4, 1996. The financing arrangement, secured by, among other things, a mortgage on the El Rancho property, Garden State Park, and a second mortgage on Freehold Raceway, is for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage, used at settlement to pay off the $14,000,000 first mortgage note referred to in Note 5 above due on December 20, 1996. The revolving credit line is restricted by $3,000,000 until such time that an approved settlement agreement between the New Jersey Division of Gaming Enforcement, the Company and Robert E. Brennan, the Company's former chairman, has been reached by the New Jersey Casino Control Commission and approved by the Bankruptcy Court overseeing Mr. Brennan's personal Chapter 11 bankruptcy proceeding. The revolving credit line requires that the Company make quarterly principal payments of $400,000 beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum. The Time Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of
2.75% above the current published prime lending rate per annum.   The
financing agreement also provides for the lender to receive a monthly service fee of $5,000; a .5% monthly fee on the unused portion of the line of credit; and an annual 1% lender's commitment fee. The total principal balance of the revolving credit line and the Time Loan Mortgage as of September 30, 1996 was $23,478,228 leaving a balance to draw on at September 30, 1996 of $3,521,772, before the release of the $3,000,000 restriction. Subsequent to September 30, 1996 and as of November 10, 1996 the Company has drawn an additional $228,908, leaving a balance of $3,521,665 to draw upon
before the release of the $3,000,000 restriction.   The credit facility
contains financial and other covenants that require the Company to maintain certain standards with respect to: (i) minimum tangible net worth of $70,000,000; and (ii) liabilities to tangible net worth ratio of not more than one to one. The covenants also require that (iii) Foothill Capital receive a subordinated Deed of Trust on the adjacent property upon completion of its purchase; and (iv) that additional purchase money financing and/or capital leases cannot exceed an aggregate $3,000,000. The Company believes it will continue to be in compliance with these arrangements during fiscal 1997.

     In June, 1996 the Company entered into a purchase agreement with Sheraton Gaming Corporation to purchase a fifteen acre tract directly behind its El Rancho property. On October 30, 1996, the Company made a payment of $235,000 to extend the original closing date of November 29, 1996 to December 27, 1996. The Company made payments of $470,000 during fiscal 1996 and $1,880,000 during the first quarter of fiscal 1997. The Company will need to seek financing in order to finalize the purchase. If the Company fails to secure adequate financing by the amended date of December 27, 1996, the total $2,585,000 payments made to date would be forfeited.
No assurance can be given that the financing it will be obtained, or, if it is obtained, will be prior to the required closing date.

      In July, 1996, the Company entered into an agreement with GE Capital Corporation with respect to financing $827,891 at an interest rate of 9.3% for the purchase of 2 new natural gas powered air conditioners at Garden State Park. The contract provides for sixty consecutive monthly installments of principal and interest of $17,067 beginning August 25, 1996.

     On September 17, 1996 the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buy out of approximately $42,000 for a new telephone system at Freehold Raceway. The Company is in the process of extending the installation to include Garden State Park with a similarly priced contract agreement.

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


           INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                        AND SUBSIDIARIES

                            Part II

                       OTHER INFORMATION

Item 6.

     The Company did not file any reports on 8-K with respect to the quarter ended September 30, 1996.


            INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                        AND SUBSIDIARIES

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




                                By/s/Robert J. Quigley
                                Robert J. Quigley, President and Director

                                November 19, 1996



                                 By/s/William H. Warner
                                 William H. Warner, Principal
                                 Financial and Accounting Officer

                                 November 19, 1996