Form 10-Q/A
period 1996-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1996-11-19
CIK 320573

FORM 10-Q/A

                  AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
          (Exact name of registrant as specified in charter)

                 Commission File Number:  0-9624

                         AMENDMENT NO. 1

    The undersigned registrant hereby amends the following items of its Quarterly Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:

                         Amending Part 1

                   Item 1 - Financial Statements

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1996 AND JUNE 30, 1996


ASSETS
                                                   September 30,
                                                       1996         June 30,
                                                    (UNAUDITED)       1996
CURRENT ASSETS:
  Cash                                           $    2,425,422 $    1,069,282
  Short-Term Investments                              1,255,499      3,147,074
     TOTAL CASH AND CASH EQUIVALENTS                  3,680,921      4,216,356

  Restricted Cash and Investments                     2,566,609      2,971,538
  Accounts Receivable - Net                           2,984,755      1,892,941
  Prepaid Expenses                                    1,062,125      1,205,951
  Other Current Assets                                  157,184        366,656
     TOTAL CURRENT ASSETS                            10,451,594     10,653,442

LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
  Land and Buildings                                 69,111,811     69,093,719
  Construction In Progress                           51,980,677     48,736,200
  Equipment                                           5,221,965      4,356,202
  Livestock                                              20,687         20,687
     TOTAL LAND, BUILDINGS, EQUIPMENT
         AND LIVESTOCK                              126,335,140    122,206,808
LESS: Accumulated Depreciation                        3,218,673      2,858,439
     TOTAL LAND, BUILDINGS, EQUIPMENT
         AND LIVESTOCK  - NET                       123,116,467    119,348,369

LAND AND IMPROVEMENTS HELD FOR SALE - NET             6,732,177      6,719,327

OTHER ASSETS:
  Deposits and Other Assets                             382,935        340,507
  Financing Costs - Net                               4,512,212      4,667,415
  Goodwill - Net                                      3,124,224      3,151,872
     TOTAL OTHER ASSETS                               8,019,371      8,159,794


TOTAL ASSETS                                     $  148,319,608 $  144,880,933

See Notes to Financial Statements.


INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1996 AND JUNE 30, 1996


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   September 30,
                                                       1996         June 30,
                                                    (UNAUDITED)       1996
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses          $   11,056,023 $    9,804,641
  Notes and Mortgages Payable - Current Portion       2,786,507      3,214,100
  State Income Taxes Payable                             68,784         30,284
       TOTAL CURRENT LIABILITIES                     13,911,314     13,049,025

DEFERRED INCOME                                       2,205,903      1,499,449

LONG-TERM LIABILITIES:
  Notes Payable - Long Term Portion                  53,064,747     50,992,702
  Deferred State Income Taxes Payable                    21,652         21,652
       TOTAL LONG-TERM LIABILITIES                   53,086,399     51,014,354


COMMITMENTS AND CONTINGENCIES                                 0              0

SHAREHOLDERS' EQUITY:
  Series A (Convertible) Preferred
  Stock $100.00 Par Value,
   Authorized 500,000 Shares, Issued
   and Outstanding, 362,463 and 362,462
   Shares, Respectively                              36,246,275     36,246,175
  Common Stock $2.00 Par Value,
   Authorized 25,000,000 Shares,
   Issued and Outstanding, 11,651,498
   and 11,651,487 Shares, Respectively               23,302,995     23,302,973
  Capital in Excess of Par                           16,435,530     16,111,652
  Retained Earnings
   (subsequent to June 30, 1993, date of
   quasi-reorganization)                              3,298,848      3,829,336
     TOTAL                                           79,283,648     79,490,136
  LESS: Deferred Compensation                           167,656        172,031
     TOTAL SHAREHOLDERS' EQUITY                      79,115,992     79,318,105

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY         $  148,319,608 $  144,880,933

See Notes to Financial Statements.







  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
               AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                 (UNAUDITED)

                                                Preferred
                                                Number of
                                                  Shares       Amount
BALANCE - JUNE 30, 1996                            362,462 $ 36,246,175

   Options Issued for Financing Cost               ---          ---
   Shares Issued for Fractional
   Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                         1          100
   Amortization of Deferred Compensation Costs     ---          ---
   Net (Loss) for the Three Months Ended
   September 30, 1996                              ---          ---

BALANCE - SEPTEMBER 30, 1996                       362,463 $ 36,246,275

                                                  Common
                                                Number of
                                                  Shares       Amount
BALANCE - JUNE 30, 1996                         11,651,487 $ 23,302,973

   Options Issued for Financing Cost               ---          ---
   Shares Issued for Fractional
   Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                        11           22
   Amortization of Deferred Compensation Costs     ---          ---
   Net (Loss) for the Three Months Ended
   September 30, 1996                              ---          ---

BALANCE - SEPTEMBER 30, 1996                    11,651,498 $ 23,302,995

                                                 Capital      Deferred
                                                in Excess   Compensation
                                                  of Par        Cost
BALANCE - JUNE 30, 1996                       $ 16,111,652 $   (172,031)

   Options Issued for Financing Cost               324,000      ---
   Shares Issued for Fractional
   Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                      (122)     ---
   Amortization of Deferred Compensation Costs     ---            4,375
   Net (Loss) for the Three Months Ended
   September 30, 1996                              ---          ---

BALANCE - SEPTEMBER 30, 1996                  $ 16,435,530 $   (167,656)

                                                 Retained
                                                 Earnings      Total
BALANCE - JUNE 30, 1996                       $  3,829,336 $ 79,318,105

   Options Issued for Financing Cost               ---          324,000
   Shares Issued for Fractional
   Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                   ---          ---
   Amortization of Deferred Compensation Costs     ---            4,375
   Net (Loss) for the Three Months Ended
   September 30, 1996                             (530,488)    (530,488)

BALANCE - SEPTEMBER 30, 1996                  $  3,298,848 $ 79,115,992

See Notes to Financial Statements.







INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)

                                    Three Months Ended  Three Months Ended
                                       September 30,     September 30,
                                            1996             1995
REVENUES:
  Revenue from Operations           $      14,246,945 $     13,562,753
  Investment Income                            84,018          192,365
   TOTAL REVENUES                          14,330,963       13,755,118

EXPENSES:
  Cost of Revenues                          3,904,373        3,678,809
  Operating Expenses                        7,647,154        7,454,597
  Depreciation & Amortization                 392,256          354,615
  General & Administrative Expenses         2,079,849        2,101,294
  Financing Cost from Options Granted         324,000                0
  Amortization of Financing Costs             237,579                0
  Interest Expense                            237,030          285,419
   TOTAL EXPENSES                          14,822,241       13,874,734


(LOSS) FROM OPERATIONS
  BEFORE TAXES                               (491,278)        (119,616)

  Income Tax Expense                           39,210           30,800


NET (LOSS)                          $        (530,488)$       (150,416)


NET (LOSS) PER SHARE                $           (0.05)$          (0.02)

See Notes to Financial Statements.







INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(UNAUDITED)

                                                   Three Months   Three Months
                                                       Ended         Ended
                                                    September 30, September 30,
                                                         1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET (LOSS)                                         $   (530,488)$   (150,416)
 Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
   Depreciation and Amortization                         629,835      354,615
   Financing Cost from Options Granted                   324,000            0
   (Gain) on Sale of Livestock and Fixed Assets                0       (5,000)
   Changes in Assets and Liabilities -
      (Increase) Decrease in Restricted Cash &
        Investments                                      404,929      617,364
      (Increase) Decrease in Accounts Receivable      (1,091,814)    (278,797)
      (Increase) Decrease in Other Assets                209,472       (1,781)
      (Increase) Decrease in Prepaid Expenses            143,826      308,364
      Increase (Decrease) in Account Payable and
        Accrued Expenses                               1,289,882    1,855,731
      Increase (Decrease) in Deferred Income             706,454      963,649
 NET CASH PROVIDED BY OPERATING ACTIVITIES             2,086,096    3,663,729

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Equipment and Livestock              0        5,000
    Deposits on Purchase of Additional Land
     in Las Vegas                                     (1,880,000)           0
    Casino Development Costs                            (724,887)           0
    Capital Expenditures for Racetracks                 (702,851)    (147,043)
    (Increase) Decrease in Other Investment
     Activity                                            (42,428)      23,848
 NET CASH (USED) BY INVESTING ACTIVITIES              (3,350,166)    (118,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Long Term Notes            827,891            0
    Proceeds from Line of Credit                       2,016,862            0
    Principal Payments on Short Term Notes              (389,067)           0
    Principal Payments on Long Term Notes             (1,727,051)    (179,100)
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        728,635     (179,100)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (535,435)   3,366,434

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       4,216,356   11,801,294

  CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  3,680,921 $ 15,167,728

  Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest (Net of Interest Capitalized)           $     58,905 $     85,487
   Income Taxes                                     $        710 $     23,400

Supplemental Schedule of Non-Cash Investing and Financing Activities:
During the three months ended September 30, 1996, the Company recorded an unrealized gain of $35,000 on trading securities.
During the three months ended September 30, 1996, the Company issued 200,000 warrants in connection with financing cost of $324,000. During the three months ended September 30, 1996, the Company increased notes payable by $642,608 for interest which was capitalized.

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





(3) NOTES AND MORTGAGES PAYABLE
    Notes and Mortgages Payable are summarized below:

                                                     September 30, 1996
                                   Interest %       Current     Long-Term
ITB:
Foothill Mortgage (A)          Prime plus 2.75%
                               (current rate 11%)$    750,000 $ 13,250,000

Foothill Line of Credit (A)    Prime plus 2.75%
                               (current rate 11%)     400,000    9,078,228

Las Vegas Entertainment
Network, Inc. Mortgage         8%                           0   10,500,000

Notes-Insurance Contracts      Various                133,559            0

FREEHOLD RACEWAY:

Seller's Mortgage              80% of Prime
                               (not to exceed 6%)
                               (current rate 6%)      625,000   11,250,000

Seller's Mortgage              80% of Prime
                               (current rate 6.6%)    225,000    1,965,799

Note - Parking Lot             8%                     191,667      191,667

Notes - Other (B)              Various                  3,521       43,958

GARDEN STATE PARK:

Mortgage Note Payable          10%                          0    3,000,000

Note Payable                   10%                          0    3,000,000

Notes-Insurance Contracts      Various                252,953            0

Notes - Other (C)              Various                204,807      785,095

Totals                                           $  2,786,507$  53,064,747

Prime rate at September 30, 1996 was 8.25%
The weighted averaged interest rate on short-term borrowings outstanding as of September 30, 1996 was 9.29%.



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





ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Garden State Park as well as wagering on Garden State Park races simulcast to other racing facilities and the Atlantic City Casinos for the three month fiscal periods from July 1, 1996 thru September 30, 1996 and July 1, 1995 thru September 30, 1995:

                            Approximate
                            Commission
                            % of handle           DAILY AVERAGES

HARNESS MEETS                               Fiscal 1997      Fiscal 1996
Attendance                                        2,536            2,640
Live Handle                      13.4% $        162,542 $        207,620
Simulcast Sending Signal:
    New Jersey Tracks(Avg.%)      3.3% $        336,216 $        394,892
    Atlantic City Casinos         4.4% $         24,930 $         37,194
    Out-of-State Tracks           1.5% $        714,518 $        846,257
Combined Handles                       $      1,238,206 $      1,485,963
Number of Live Race Days                             14               14


The following summarizes average handles experienced by Garden State Park in connection with receiving simulcasts for the three month fiscal periods from July 1, 1996 thru September 30, 1996 and July 1, 1995 thru
September 30, 1995:

                                      AVERAGE DAILY SIMULCAST HANDLES

                                      Fiscal 1997       Fiscal 1996
                                      # of              # of
From Tracks*:                         days       $      days      $
New Jersey Tracks:
    Monmouth                (T)          46      57,088   48      70,985
    Atlantic City           (T)          35      42,490   38      46,048
    Meadowlands             (T)          17      55,747   20      82,152
    Freehold                (S)          36      26,570   36      30,963
    Meadowlands             (S)          31      52,101   31      78,870
Out-of-State Tracks         (T,S)        92     225,073   92     217,568

TOTAL RECEIVING
    HANDLE                                   28,339,225       30,376,006

(T)=Thoroughbred, (S)=Standardbred    *The commission percentage of handle
averaged approximately 12% of total handles on simulcasting received during the three months ended September 30, 1996.



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





ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Freehold Raceway as well as wagering on Freehold Raceway races simulcast to other racing facilities and the Atlantic City Casinos for the three month fiscal periods from July 1, 1996 thru September 30, 1996 and July 1, 1995 thru September 30, 1995:

                            Approximate
                            Commission
                            % of handle           DAILY AVERAGES

FRA HARNESS MEETS                           Fiscal 1997      Fiscal 1996

Attendance                                        2,339            2,449
Live Handle                       9.3% $        283,019 $        308,624
Simulcast Sending Signal:
    New Jersey Tracks(Avg.%)      3.6% $        185,534 $        185,211
    Atlantic City Casinos         4.5% $         30,304 $         26,818
    Out-of-State Tracks           1.5% $        336,083 $        374,600
Combined Handles                       $        834,940 $        895,253
Number of Live Race Days                             36               36


The following summarizes average handles experienced by Freehold Raceway in connection with receiving simulcasts for the three month fiscal periods from July 1, 1996 thru September 30, 1996 and July 1, 1995 thru
September 30, 1995:

                                      AVERAGE DAILY SIMULCAST HANDLES
                                      Fiscal 1997       Fiscal 1996
                                      # of              # of
From Tracks*:                         days       $      days      $
New Jersey Tracks:
    Garden State Park       (S)          14      67,840   14      82,474
    Meadowlands             (S)          30     118,367   30     154,363
    Meadowlands             (T)          17      41,837   20      54,932
    Atlantic City           (T)          38      24,970   38      37,932
Out-of-State Tracks         (T,S)        92     232,946   81     173,991

TOTAL RECEIVING
    HANDLE                                   27,517,048       22,418,867

(T)=Thoroughbred, (S)=Standardbred    *The commission percentage of handle
averaged approximately 11.6% of total handles on simulcasting received during the three months ended September 30, 1996.



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