Form 10-Q
period 1996-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1997-02-14
CIK 320573

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549
      (Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        December 31, 1996

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
      (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)      Identification No.)


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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class                       Outstanding at February 7, 1997
    Common Stock, $ 2.00 par value                11,651,518  Shares

                  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                            AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND JUNE 30, 1996

                                 ASSETS

                                                 December 31,
                                                     1996        June 30,
                                                 (UNAUDITED)       1996
    CURRENT ASSETS:
      Cash                                     $   2,762,697 $   1,069,282
      Short-Term Investments                       2,279,957     3,147,074
         TOTAL CASH AND CASH EQUIVALENTS           5,042,654     4,216,356

      Restricted Cash and Investments              1,552,732     2,971,538
      Accounts Receivable - Net                    3,188,321     1,892,941
      Prepaid Expenses                               944,791     1,205,951
      Other Current Assets                           157,208       366,656
         TOTAL CURRENT ASSETS                     10,885,706    10,653,442

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
      Land and Buildings                          69,180,316    69,093,719
      Construction In Progress                    50,421,254    48,736,200
      Equipment                                    5,492,971     4,356,202
      Livestock                                        8,373        20,687
         TOTAL LAND, BUILDINGS, EQUIPMENT
           AND LIVESTOCK                         125,102,914   122,206,808
    LESS: Accumulated Depreciation                 3,584,417     2,858,439
         TOTAL LAND, BUILDINGS, EQUIPMENT
             AND LIVESTOCK  - NET                121,518,497   119,348,369

    LAND AND IMPROVEMENTS HELD FOR SALE - NET      6,751,603     6,719,327

    OTHER ASSETS:
      Deposits and Other Assets                      314,590       340,507
      Financing Costs - Net                        4,272,837     4,667,415
      Goodwill - Net                               3,096,576     3,151,872
        TOTAL OTHER ASSETS                         7,684,003     8,159,794


    TOTAL ASSETS                               $ 146,839,809 $ 144,880,933

                     INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 December 31,
                                                     1996        June 30,
                                                 (UNAUDITED)       1996
    CURRENT LIABILITIES:

      Accounts Payable and
      Accrued Expenses                         $   9,968,811 $   9,804,641
      Notes and Mortgages Payable-
      Current Portion                              3,816,413     3,214,100
      State Income Taxes Payable                      95,634        30,284
         TOTAL CURRENT LIABILITIES                13,880,858    13,049,025

    DEFERRED INCOME                                1,479,924     1,499,449

    LONG-TERM LIABILITIES:
      Notes Payable - Long Term Portion           55,420,708    50,992,702
      Deferred State Income Taxes Payable             21,652        21,652
         TOTAL LONG-TERM LIABILITIES              55,442,360    51,014,354

    COMMITMENTS AND CONTINGENCIES (5)                      0             0

    SHAREHOLDERS' EQUITY:
    Series A (Convertible) Preferred Stock
      $100.00 Par Value,
      Authorized 500,000 Shares,
      Issued and Outstanding, 362,465 and
      362,462 Shares, Respectively                36,246,475    36,246,175
    Common Stock $2.00 Par Value,
      Authorized 25,000,000 Shares,
      Issued and Outstanding, 11,651,518
      and 11,651,487 Shares, Respectiveley        23,303,035    23,302,973
    Capital in Excess of Par                      17,109,207    16,111,652
    Retained Earnings (subsequent to
      June 30, 1993, date of quasi-
      reorganization)                                205,027     3,829,336
         TOTAL                                    76,863,744    79,490,136
    LESS: Deferred Compensation - Net (6-A)          827,077       172,031
         TOTAL SHAREHOLDERS' EQUITY               76,036,667    79,318,105


    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY   $ 146,839,809 $ 144,880,933

    See Notes to Financial Statements.

                       INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                  AND SUBSIDIARIES


                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                     (UNAUDITED)


                                              Preferred
                                              Number of
                                                Shares       Amount
    BALANCE - JUNE 30, 1996                      362,462 $ 36,246,175

    Options Issued for Financing Cost            ---          ---
    Deferred Compensation for Options
     Granted to Employees                        ---          ---
    Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                        3          300
    Amortization of Deferred
     Compensation Costs                          ---          ---
    Forfeiture of Options                        ---          ---
    Net (Loss) for the Six Months Ended
     December 31, 1996                           ---          ---

    BALANCE - DECEMBER 31, 1996                  362,465 $ 36,246,475

                                                Common
                                              Number of
                                                Shares       Amount
    BALANCE - JUNE 30, 1996                   11,651,487 $ 23,302,973

    Options Issued for Financing Cost            ---          ---
    Deferred Compensation for Options
     Granted to Employees                        ---          ---
    Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                       31           62
    Amortization of Deferred
     Compensation Costs                          ---          ---
    Forfeiture of Options                        ---          ---
    Net (Loss) for the Six Months Ended
     December 31, 1996                           ---          ---

    BALANCE - DECEMBER 31, 1996               11,651,518 $ 23,303,035

                                               Capital
                                              in Excess     Deferred
                                                of Par    Compensation
    BALANCE - JUNE 30, 1996                 $ 16,111,652 $   (172,031)

    Options Issued for Financing Cost            324,000      ---
    Deferred Compensation for Options
     Granted to Employees                        794,750     (794,750)
    Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                     (362)     ---
    Amortization of Deferred
     Compensation Costs                          ---           18,871
    Forfeiture of Options                       (120,833)     120,833
    Net (Loss) for the Six Months Ended
     December 31, 1996                           ---          ---

    BALANCE - DECEMBER 31, 1996             $ 17,109,207 $   (827,077)

                                               Retained
                                               Earnings      Total
    BALANCE - JUNE 30, 1996                 $  3,829,336 $ 79,318,105

    Options Issued for Financing Cost            ---          324,000
    Deferred Compensation for Options
     Granted to Employees                        ---                0
    Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                  ---          ---
    Amortization of Deferred
     Compensation Costs                          ---           18,871
    Forfeiture of Options                        ---               (0)
    Net (Loss) for the Six Months Ended
     December 31, 1996                        (3,624,309)  (3,624,309)

    BALANCE - DECEMBER 31, 1996             $    205,027 $ 76,036,667

    See Notes to Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED DECEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                  Three Months End
                                                     December 31,
                                                  1996            1995
    REVENUES:
      Revenue from Operations             $    19,928,131 $    20,586,034
      Investment Income                            45,358         (88,735)
         TOTAL REVENUES                        19,973,489      20,497,299

    EXPENSES:
      Cost of Revenues                          7,502,892       7,529,308
      Operating Expenses                        9,240,609       9,502,444
      Depreciation & Amortization                 409,638         375,641
      General & Administrative Expenses         2,411,009       1,707,781
      Financing Cost from Options Granted               0               0
      Amortization of Financing Costs             241,803               0
      Write Off of Deposits                     2,585,000               0
      Interest Expense                            618,759         283,234
         TOTAL EXPENSES                        23,009,710      19,398,408


    (LOSS) INCOME FROM OPERATIONS
      BEFORE TAXES                             (3,036,221)      1,098,891

      Income Tax Expense                           57,600          91,475

    NET (LOSS) INCOME                     $    (3,093,821)$     1,007,416

    NET (LOSS) INCOME PER SHARE           $         (0.27)$          0.10

                                                   Six Months Ended
                                                     December 31,
                                                 1996            1995
    REVENUES:
      Revenue from Operations             $    34,175,076 $    34,148,787
      Investment Income                           129,376         103,630
         TOTAL REVENUES                        34,304,452      34,252,417

    EXPENSES:
      Cost of Revenues                         11,407,265      11,208,117
      Operating Expenses                       16,887,763      16,957,041
      Depreciation & Amortization                 801,894         730,256
      General & Administrative Expenses         4,490,858       3,809,075
      Financing Cost from Options Granted         324,000               0
      Amortization of Financing Costs             479,382               0
      Write-Off of Deposits                     2,585,000               0
      Interest Expense                            855,789         568,653
         TOTAL EXPENSES                        37,831,951      33,273,142


    (LOSS) INCOME FROM OPERATIONS
      BEFORE TAXES                             (3,527,499)        979,275

      Income Tax Expense                           96,810         122,275

    NET (LOSS) INCOME                     $    (3,624,309)$       857,000

    NET (LOSS) INCOME PER SHARE           $         (0.31)$          0.09


    See Notes to Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (UNAUDITED)

                                                  Six Months   Six Months
                                                    Ended        Ended
                                                  December 31, December 31
                                                     1996         1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
    NET (LOSS) INCOME                           $ (3,624,309)$    857,000
    Adjustments to reconcile net (loss)
    income to net cash provided by operating
     activities:
       Depreciation and Amortization               1,281,276      730,256
       Financing Cost from Options Granted           324,000            0
       (Gain) on Sale of Livestock and
       Fixed Assets                                        0       (5,000)
       Write-Off of Deposits                       2,585,000            0
       Changes in Assets and Liabilities -
         (Increase) Decrease in Restricted
         Cash & Investments                        1,418,806    1,734,274
         (Increase) Decrease in
         Accounts Receivable                      (1,295,380)    (415,413)
         (Increase) Decrease in Other Assets         209,448        2,698
         (Increase) Decrease in Prepaid Expense      261,160      625,448
          Increase (Decrease) in Account Payable
          and Accrued Expenses                       229,520      422,876
          Increase (Decrease) in Deferred Income     (19,525)      68,110
      NET CASH PROVIDED BY OPERATING ACTIVITIES    1,369,996    4,020,249

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from Sale of Equipment
      and Livestock                                        0        5,000
      Deposits on Purchase of Additional
      Land in Las Vegas                           (2,115,000)           0
      Casino Development Costs                    (1,142,394)           0
      Capital Expenditures at Racetracks            (960,543)  (1,793,677)
      (Increase) Decrease in Other
      Investment Activity                             25,917       (7,314)
      NET CASH (USED) BY INVESTING ACTIVITIES     (4,192,020)  (1,795,991)

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of Common Stock                                 0    5,438,162
      Proceeds from issuance of Long Term Notes      827,891            0
      Proceeds from Line of Credit                 5,263,650            0
      Principal Payments on Short Term Notes        (627,466)           0
      Principal Payments on Long Term Notes       (1,815,753)    (365,945)
      NET CASH PROVIDED BY FINANCING ACTIVITIES    3,648,322    5,072,217

  NET INCREASE IN CASH AND CASH EQUIVALENTS          826,298    7,296,475

      CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR                            4,216,356   11,801,294

      CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                          $  5,042,654 $ 19,097,769

      Supplemental Disclosures of Cash Flow
      Information:
        Cash paid during the period for:
        Interest (Net of Interest Capitalized)  $    153,364 $    166,233
        Income Taxes                            $     31,460 $    131,116

    Supplemental Schedule of Non-Cash Investing and
    Financing Activities:
     During the six months ended December 31, 1996, the Company recorded an unrealized gain of 45,000 on trading securities.
     During the six months ended December 31, 1996, the Company issued 200,000 warrants in connection with financing cost of $324,000.
     During the six months ended December 31, 1996, the Company increased notes payable by $1,295,132 for interest which was capitalized.

  See Notes to Financial Statements.

                      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                 AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - International Thoroughbred Breeders,
Inc. and subsidiaries, collectively the Company, conducts live race meetings for Thoroughbred and Harness (Standardbred) horses and participates in intrastate and interstate simulcast wagering as a host track and as a receiving track in Cherry Hill and Freehold, New Jersey.
The Company s racetrack operations are dependent upon continued governmental acceptance of racing as a form oflegalized gambling. The Company has to compete for gaming revenue not only with other racetracks, but also with other forms of gaming activities, such as, off-track betting parlors, telephone wagering, casino gambling (in Atlantic City), slot machines at racetracks, and various state lotteries, both from within the State of New Jersey and from neighboring states (Pennsylvania and Delaware in particular). From time to time, legislation has been introduced in New Jersey and neighboring states which would further expand gambling opportunities and increase competition. Severe inclement weather, which can affect the northeastern portion of the United States in the winter months, can also adversely affect operations. The Company is required to annually renew its racing permits with the New Jersey Racing Commission in order to operate.

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

     (C) Classifications - Certain prior year amounts have been reclassified to conform with the current year's presentation. The operating section of the Statements of Cash Flows for the six months ended December 31, 1995 have been reclassified from the direct to the indirect method to conform with the 1996 presentation.

     (D) Allowance for Bad Debts - The Company recognizes bad debts on the allowance method. Bad debt allowance at December 31, 1996 and 1995 was $20,000.

     (E) Construction in Progress - Construction in progress includes development costs in conjunction with the acquisition of the El Rancho Hotel and Casino which the Company has capitalized. These costs include land and building acquisitions costs, interest, legal, consulting and other professional fees, other development and carrying costs in connection with the future development of the casino project. Such costs totaling approximately $50,400,000, include real property acquisition costs in the amount of approximately $43,500,000, development and carrying costs of approximately $5,600,000 and capitalized interest of $1,295,132 through December 31, 1996.

     (F) Goodwill - Goodwill is the excess of the cost of acquired Freehold Raceway net assets over their fair value and is being amortized over 30 years under the straight line method. Accumulated amortization at December 31, 1996 was $501,053.

     Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by analyzing the projected undiscounted cash flow from related operations.

     (G) Financing Costs - Deferred financing costs includes costs of $2,567,950 associated with the debt incurred to fund the purchase of the El Rancho property and $1,704,888 associated with warrants issued in connection whith the purchase and financing of the casino project, net of amortization of $286,357 and $193,025, respectively, as of December 30, 1996. These costs of $4,272,837, net of amortization of $479,382, are being expensed over the five year lives of the loan and the warrants.

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

     (K) Concentrations of Credit Risk - As of December 31, 1996, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and receivables arising primarily from event planning customers whose credit is routinely evaluated. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At December 31, 1996, the Company had approximately $4,000,000 on deposit in 5 institutions with an average of $800,000 at each institution that was subject to such risk. In addition, repurchase agreements of approximately $1,000,000 which are classified as restricted investments are not insured. The Company does not require collateral for its financial instruments.

(2)   OPINION OF MANAGEMENT

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1996.

(3)   NOTES AND MORTGAGES PAYABLE

Notes and Mortgages Payable are summarized below:

                                                   December 31, 1996

                             Interest %         Current          Long-Term

ITB:
Foothill Mortgage (A)          Prime plus
                                    2.75%
                            (current rate
                                     11%) $      1,500,000  $      12,500,000

Foothill  Line of Credit       Prime plus
(A)                                 2.75%
                            (current rate
                                    11%)           800,000         12,200,000

Las Vegas Entertainment
Network, Inc. Mortgage                 8%              -0-         10,500,000

Notes -Insurance                  Various           66,779                -0-
      Contracts

ITG:

Notes -Insurance                  Various           89,951                -0-
Contracts

Freehold  Raceway:

Seller s Mortgage            80% of Prime
                                  (not to
                               exceed 6%)
                            (current rate          625,000         11,250,000
                                      6%)

Seller s Mortgage            80% of Prime
                            (current rate
                                    6.6%)          225,000          1,928,299

Note - Parking Lot                     8%          191,667            191,667

Notes - Telephone (B)             Various            3,521             43,958

Garden State Park:

Mortgage Note Payable                 10%              -0-          3,000,000
Note Payable                         10%               -0-          3,000,000

Notes-Insurance Contracts         Various           81,334               -0-

Notes - Telephone (B)             Various           28,354             72,891

Notes - Equipment (C)             Various          204,807            733,893

    Totals                                $      3,816,413  $      55,420,708

Prime Rate at December 31, 1996 was 8.25%
The weighted average interest rate on short-term borrowings outstanding as of December 30, 1996 was 9.67%.



     (A) On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for a proposed borrowing of $30,000,000. Closing on the financing contract took place on June 4, 1996. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway is for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage. At December 31, 1996 the unused line of credit was approximately $3,000,000, however, this amount was restricted until such time as an approved settlement agreement was reached concerning the shares of Common Stock
currently owned by Robert E. Brennan, the Company's former chairman.   On
February 7, 1997 the restriction was released following the approved sale of Mr. Brennan s shares on January 15, 1997. (See Note 11-B)

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

     The total principal balance of the Revolving Credit Line and the Time Loan Mortgage as of December 31, 1996 was $27,000,000. For the six month period ended December 31, 1996, interest of $1,295,132 associated with the Foothill mortgage and revolving line of credit was capitalized and will be expensed (over the estimated benefit period) upon the opening of a casino on the El Rancho property.

     (B) On September 17, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buyout of approximately $42,000 for a new telephone system at Freehold Raceway. On December 16, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $2,363 and an end buyout of approximately $66,000 for a new telephone system at Garden State Park. The
Company recorded these transactions as capital leases.   At December 31, 1996,
$31,875 was classified as short term and $116,849 was classified as long term on these leases.

    (C) In July, 1996, the Company entered into an agreement with GE Capital Corporation with respect to financing $827,891 at an interest rate of 9.3% for the purchase of 2 new natural gas powered air conditioners at Garden State Park. The contract provides for sixty consecutive monthly installments of principal and interest of $17,067 beginning August 25, 1996. At December 31, 1996, $204,807 was classified as short term and $733,893 was classified as long term. Interest expense on the note for the six month period ended December 31, 1996 was $16,346.

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

     When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from a quasi-reorganization of the Company s assets effective June 30, 1993, will be excluded from the results of operations and credited to paid in capital.

     Freehold Raceway incurred a state income tax liability for the three and six months ended December 31, 1996 and does not have the benefit of any state income tax loss carryforwards to offset this liability. A provision of $57,600 and $96,810 was made for the respective three and six month periods for this liability.

     A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:


                                        Three Months ended        Six Months ended
                                          December 31,              December 31,


                                       1996            1995          1996            1995

   Income Taxes at the Federal
       Statutory Rate           $         -0-  $       373,623  $       -0-   $      332,953
   Utilization of Tax                     -0-         (373,623)         -0-         (332,953)
   Depreciation

   State Income Tax - Net of
       Federal Tax Benefit             57,600           91,475       96,810          122,275


   Provisions for Income Taxes  $      57,600  $        91,475  $    96,810   $      122,275


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


     The Company has a net operating loss carryforward of approximately $170,000,000 at December 31, 1995, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset of approximately $53,000,000 is offset by an allowance of the same amount pursuant to SFAS No. 109 Accordingly, no deferred tax asset is reflected in these financial statements.


(5)   COMMITMENTS AND CONTINGENCIES

    The Company's wholly owned subsidiary, International Thoroughbred Gaming Development Corp ("ITG" ), is responsible for implementing the development of casino gaming business opportunities. In January 1996, the Company purchased the El Rancho Hotel and Casino property from an unrelated party, Las Vegas Entertainment Network, Inc. ("LVEN"). The Company plans to develop the site through Orion Casino Corporation. The acquisition of the twenty-one acre El Rancho property, located on the Las Vegas strip, was purchased for $43.5 million in cash and notes, plus contingent consideration of up to $160 million (but not as a part of the purchase price), which is dependent on future adjusted cash flows as contractually defined, to LVEN for the development of the property by Orion. The purchase price of $43,500,000 consisted of approximately $12.5 million paid in cash (exclusive of final adjustments) with the balance financed by: 1) a $6.5 million unsecured mortgage note at an 8% interest rate which was refinanced in fiscal 1996; 2) assumption of a $14 million first mortgage note due on December 20, 1996, which was also refinanced in fiscal 1996, secured by the land and building at a 13% interest rate; and 3) a $10.5 million second mortgage note, at an 8% interest rate, which is payable only to the extent that certain contingent events occur. The purchase agreement for the El Rancho property provided that if, by October 25, 1996, the Company had not arranged for the necessary commitments to develop the Starship Orion project or a more modest project by the same date, and if the seller, LVEN, (i) arranged for the Refinance Loan (as defined therein), and (ii) paid all associated costs and deposits into an escrow account for a minimum of six (6) month s interest on the refinanced or replaced Refinance Loan and up to a minimum of six (6) month s carrying costs for El Rancho, then LVEN may have had the non-exclusive right for up to one year (the Option Period ) to appoint (during the last quarter of the Option Period) an authorized licensed commercial real estate broker to arrange for the sale of the property or obtain a minimum of $55 million in financing to develop the property. During the Option Period, the Company would have continued to have the right to arrange for the financing to develop the El Rancho property. If such financing was arranged, LVEN's rights (if any) with respect to arranging for the appointment of an authorized licensed commercial real estate broker or refinancing would have terminated, as would any requirement to obtain LVEN's consent before the sale by the Company of the site. On October 25, 1996, LVEN advised the Company that it was asserting its rights afforded during the Option Period by arranging the prescribed escrow account. On October 28, 1996 the Company announced that LVEN forfeited its rights with respect to the purchase agreement because it failed to satisfy certain contractual pre-conditions. LVEN advised that it contested the Company's position. On February 4, 1997, the Company announced that all prior disagreements with LVEN regarding their development of the El Rancho property have been resolved and that preliminary construction is underway on a more modest project with a
country and western theme to be known as "Countryland USA".   Subject to the
completion of the financing arrangements, it is expected that a casino opening will occur some time during the third quarter of fiscal 1998. To date the Company has not engaged any partners for its "Starship Orion" theme development. The Company has not abandoned the "Starship Orion" concept as of this date and is evaluating its use at this or another location to be determined.

    It was estimated that the total cost of completion of the "Starship Orion" project would be approximately $1 billion dollars and that the Company intended to develop the property with up to as many as six partners. The Company engaged certain professional, legal, architectural and consulting services in connection with its development. Capitalized costs of $55,055,991 as of December 31, 1996 are costs required for the casino development project.

     The Company is committed to yearly minimum carrying costs of the El Rancho property of approximately $8,000,000 per year for interest, bank loan fees, real estate taxes, security, maintenance, legal, professional, consulting and other related costs. Various demolition and construction contracts of approximately $1,100,000 have been executed subsequent to
December 1996 for renovating a portion of the existing structures.   These
costs will increase substantially if the Company is successful in obtaining financing it is seeking in order to complete the project.

    The Company made non-refundable deposits of $2,350,000 through the second quarter of fiscal 1997 for a proposed purchase of a parcel of land associated with the gaming development project. On October 21, 1996, the Company amended its agreement to extend the closing from on or before November 29, 1996 to and including December 27, 1996 under certain terms and conditions which included a provision that the Company be required to make an escrow deposit of $235,000 on or before October 31, 1996. On October 30, 1996, the Company perfected its election to extend the closing date with a deposit of the required funds. This deposit was fully earned by the seller on December 27, 1996. The purchase of the property would have allowed expanded frontage and room for future expansion and increased parking. The Company was unable to procure the additional financing in order to finalize the purchase. According to the contract, if the Company failed to secure adequate financing by a settlement date of December 27, 1996, deposits of $2,350,000 made to date in addition to the extension deposit of $235,000 would be forfeited. On January 9, 1997, the Company announced that it decided not to close on the property. Therefore, the Company expensed deposits of $2,585,000 for the six months ended December 31, 1996. (See Note 11-A)

    In connection with the purchase of the El Rancho project, and once the project has been developed, completed and opened, LVEN, the seller of the property, will retain the exclusive right to manage all aspects of Orion or any other themed casino's entertainment activities subject to meeting certain profitability criteria. This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, rides and other non-gaming attractions of any kind or nature at the property site,
(ii) arranging all advertising needs, and (iii) managing all other entertainment venues. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVEN shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides LVEN with an annual fee of $800,000 subject to annual increases. LVEN will also receive an additional; (i) twenty-five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed by Orion, and (iii) booking fees equal to ten percent (10%) of gross compensation paid to talent.

     In December 1995, Garden State Race Track, Inc. entered into an agreement with an unaffiliated party, The Four B's of Vineland, New Jersey, to sell a 56 acre parking lot tract at the Garden State Park which is presently unused for racing purposes. The contract calls for a purchase price of $11 million for the property, subject to normal closing adjustments. The agreement provided for a closing on or before December 15, 1996 (which date was extended until June 15, 1997 following a deposit of $100,000 that was made on December 15, 1996) and is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site, also providing the purchaser a period of time to evaluate the feasibility of the project. On January 31,1997, the purchase agreement was amended to reflect a new purchase price of $9,000,000 and if certain government approvals are subsequently obtained the purchase price could increase by $2,000,000. The amended contract calls for the sale to close on or before May 5, 1997 and the purchaser has deposited in escrow an irrevocable Letter of Credit in the amount of $375,000 in addition to the initial deposit previously made of $25,000 on December 15,1995 and the deposit of $100,000 made on December 15, 1996. The Company anticipates that the net proceeds from the sale will be approximately $2,300,000 after the $6,000,000 in foreign notes are paid. (See Notes 3 and 11-F)

     On November 2, 1995, Robert E. Brennan resigned as Director, as Chairman of the Board and as Chief Executive Officer of the Company. Mr. Brennan resigned these positions at the urging of the Company's Board of Directors based on actions taken by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state. The New Jersey Division of Gaming Enforcement ("Division") filed a complaint with the New Jersey Casino Control Commission ("Commission") seeking to prohibit the Company's two racetracks, Garden State Park ("Garden State") and Freehold Raceway ("Freehold") from conducting industry business with any casino licensees. Garden State and Freehold currently receive revenues from parimutuel wagering on races, including their own, simulcast to certain of the Atlantic City casinos. The Division based its complaint on the fact that Mr. Brennan, who is also a principal shareholder of the Company, had been found in a June 1995 decision by Judge Richard Owen of the United States District Court for the Southern District of New York in a civil action to be liable for violating
federal securities laws in the years 1982 to 1985.   None of the alleged
securities law violations involved the Company, its securities, or its operations. The Division claims that Mr. Brennan s participation in the Company's racetrack subsidiaries would be inimical to the policies of the Casino Control Act and according to the Division, this would disqualify him and the Company s two New Jersey racetracks from continued licensure with the Commission. Mr. Brennan has denied committing any violations of the federal securities laws and appealed Judge Owen s decision. On December 10, 1997, the ruling against Mr. Brennan's was upheld by a federal appellate court.

     The Division subsequently indicated a willingness to seek to resolve the complaint provided that Mr. Brennan resign as Chairman of the Board, a director of the Company and as an officer of any of the Company's subsidiaries and provided further that Mr. Brennan enter into an agreement which would place his approximately 2,900,000 shares of the Company s Common Stock into an irrevocable dispositive trust, which would provide for the liquidation of all his shares. On November 6, 1996, the Commission, over Mr. Brennan's objections, accepted a proposed stipulation of settlement between Mr. Brennan and the Division requiring Mr. Brennan to place his shares into a liquidating trust contingent upon the approval, within sixty days thereafter, of the bankruptcy court overseeing Mr. Brennan's personal Chapter 11 bankruptcy proceeding. The liquidating trustee was to hold the shares in escrow and vote the shares in the same proportion as the other stockholders of the Company. The agreement required that the liquidating trustee dispose of the shares no later than October 19, 1997 in the absence of the occurrence of certain events. On January 8, 1997, the Company was advised that the federal bankruptcy court approved the sale of Mr. Brennan s shares to NPD, Inc. Closing on the sale of the shares was completed on January 15, 1997. (See Note 11-B)

     The Company was also advised by the New Jersey Racing Commission, which annually grants permits for the conduct of parimutuel racing at Garden State and Freehold, that the Racing Commission was considering the issuance of a Notice of Intention to suspend or revoke the permits held by Garden State and Freehold based on Judge Owen's decision. At a subsequent meeting, a representative of the Racing Commission indicated that the previously described settlement to be considered by the Commission regarding Mr. Brennan would be presented to the Racing Commission for its consideration. The Racing Commission was apprised of the settlement by the Casino Control Commission and stated that it considered it a resolution of its concerns.

     On March 20, 1996, the Company and Foothill Capital Corporation ("Foothill") of Los Angeles, California, signed a Letter of Intent for a proposed borrowing of $30,000,000. Closing on the financing contract took place on June 4, 1996. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway is for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage, used at settlement to pay off the $14,000,000
mortgage note referred above due on December 20, 1996.   The maximum line of
credit balance is restricted by $3,000,000 until such time that an approved settlement agreement has been reached concerning the shares of Common Stock currently owned by Robert E. Brennan, the Company's former chairman. The Company anticipates that the restriction will be released following the approved sale of Mr. Brennan's shares on January 15, 1997. (See Note 11-B)
The revolving credit line requires that the Company make quarterly principal payments of $400,000 beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum. The Time Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum. The credit facility contains financial and other covenants that require the Company to maintain certain standards with respect to: (i) minimum tangible net worth of $70,000,000 (as of December 31, 1996, the Company's tangible net worth was $72,940,091); and
(ii) liabilities to tangible net worth ratio of not more than one to one (as of December 31, 1996, the Company's liability to tangible net worth ratio was
 .971 to 1.0). The covenants also require that (iii) that additional purchase money financing and/or capital leases cannot exceed an aggregate $3,000,000. (See Notes 11-D & 11-J)

    The Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits: however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

    On August 19, 1996, the Company and its financial advisor, Standard Capital Group Inc. ("Standard Capital"), agreed to terminate their contractual relationship. In consideration of the agreement, the Company agreed to pay Standard Capital all outstanding fees and expenses totaling $120,000 as of August 14, 1996. The Company, which had previously agreed to provide Standard Capital with 250,000 five year warrants, each exercisable to purchase one share of ITB Common Stock at an exercise price of $5.00, agreed to provide Standard Capital with an additional 200,000 warrants, each identical to the initial warrants. Financing costs of $334,000 have been accounted for and expensed during the first half of fiscal 1997 for these warrants. (See Note 11-E)

    On September 17, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buyout of approximately $42,000 for a new telephone system at Freehold Raceway. On December 16, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $2,363 and an end buyout of approximately $66,000 for a new telephone system at Garden State Park. The Company recorded these transactions as capital leases.

    On September 26, 1996 the Board of Directors approved a three-year employment contract for Joel H. Sterns, Chairman of the Board. The contract provided for Mr. Sterns to serve on a full-time basis through the period ending on June 30, 1997 for an annual compensation of $384,000. The contract also provided that upon a Termination Event , Mr. Sterns may be entitled to receive certain amounts. The removal of Mr. Sterns on November 4, 1996 prior to the expiration of his term was deemed a Termination Event which, based on his employment contract, exposed the Company to a future potential liability and expense. On January 15, 1997, a settlement agreement was approved whereby Mr. Sterns would accept $252,000 in full and final settlement of all salary, reimbursable expenses and termination payments to which he may be entitled. Payments are scheduled to include: 1) $75,000 in January 1997; 2) $15,000 per month from February 1997 until December 1997; and 3) a payment of $12,000 in June 1997. (See Note 11-C)

     On November 3, 1996 a group ("the Group") of shareholders, representing approximately 56% (of which Robert E. Brennan represented 25%) of the Company's outstanding Common Stock, filed a consent in accordance with Section 228 of the Delaware General Corporation law to remove certain directors and to elect four new directors to the board of the Company. Those immediately removed as directors were Joel Sterns, Chairman of the Board, Roger Bodman, Clifford Goldman, Steve Norton, Robert Peloquin and Arthur Winkler. Those elected as directors of the Company to fill the vacancies on the Board of Directors, each to serve until the next annual meeting of stockholders or until his successor is duly elected and qualified are: Frank A. Leo, John U. Mariucci, James J. Murray and Frank Koenemund. At a meeting of the Board of Directors on November 5, 1996, Frank A. Leo was named Chairman of the Board.

     On December 5, 1996, NPD, Inc. ("NPD") entered into an agreement with Robert E. Brennan to purchase 2,904,016, or 24.9%, of the Company's Common Stock owned by Mr. Brennan. Following the purchase on January 15, 1997, the current directors of the Company other than Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray resigned and Nunzio P. DeSantis, Anthony Coelho, Michael C. Abraham, Kenneth Scholl and Joseph Zappala were appointed directors to serve until the next annual meeting of stockholders of the Company and until their successors are duly elected. Mr. Zappala's term did not commence until January 25, 1997. Mr. Coelho will serve as the Company's Chairman and Mr. DeSantis will be the Company s Chief Executive Officer. (See Note 11-B)

     On January 15, 1997 the Company obtained a commitment for a revolving $5,000,000 line of credit which may be call upon by the Company's Board of Directors, subject to the approval of Foothill. The Company is currently negotiating with Foothill for said approval. (See Note 11-D)

(6)   STOCK OPTIONS AND WARRANTS

     (A)   EMPLOYEE AND DIRECTORS STOCK OPTIONS

     On December 20, 1996, the Company granted 425,000 options to certain employees and directors. On November 3, 1996, 200,000 stock options previously issued to two former directors, Mr. Peloquin and Mr. Goldman were forfeited as a result of their removal from the board of directors. (See Note
5) At December 31, 1996, total employee options outstanding were 1,500,000. Total compensation cost recognized against income for stock-based employee compensation awards was $18,871 and $-0- for the six months ended December 31, 1996 and 1995, respectively. On January 20, 1997, the Company granted 450,000 options to certain employees and directors. (See Note 11-E)

      (B)   NON-EMPLOYEE WARRANTS

     The Company issued 200,000 warrants in connection with the financing of the El Rancho property. Financing costs of $324,000 have been accounted for and expensed during the first half of fiscal 1997 for these warrants. At December 31, 1996, total non-employee options outstanding were 1,125,000. Total compensation cost recognized against income for stock-based non-employee compensation awards was $203,525 and $-0- for the six months ended December 31, 1996 and 1995, respectively.

     As of December 31, 1996 and 1995 , outstanding warrants and stock options were as follows:

                                             December 31,
                                    1996                      1995

                             Related                   Related
   Expiration   Per Share    Parties       Others      Parties       Others

     Date        Price$      (000's)       (000's)     (000's)       (000's)

 Term of
 Employment(1)      5.875          325          -0-          325        -0-

 3/14/01 (2)         5.00          -0-          400          -0-        -0-
 6/4/01 (3)          5.00          -0-          250          -0-        -0-

 1/24/06 (4)         4.00          325          -0-          -0-        -0-

 4/23/06 (5)         4.00          -0-          275          -0-        -0-

 4/23/06 (6)        4.625          225          -0-          -0-        -0-

 5/14/06 (7)         4.00          200          -0-          -0-        -0-

 8/14/01 (8)         5.00          -0-          200          -0-        -0-

 12/20/06 (9)        4.00          400          -0-          -0-        -0-

 12/20/01 (10)       4.00           25          -0-          -0-        -0-

                   Totals        1,500        1,125          325        -0-


(1) For a five year period between 12/20/94 to 12/20/99 for (4) employees, if employed. (See Note 11-H)
(2)   Issued to two foreign banks in connection with two $3 million notes.
(3) Issued to Standard Capital in connection with the Foothill financing agreement.
(4) 25,000 options each issued to three directors, namely Mr. Bodman, Mr. Dees, and Mr. Quigley and two former directors namely, Mr. Fisher and Mr. Fitzpatrick and 200,000 options issued to Mr. Winkler, a former director and officer of the Company.
      (See Note 11-H)
(5) 275,000 options issued to George E. Norcross III or his designee as a fee in connection with the El Rancho property.
(6) Issued 75,000 options each to three directors namely, Mr. Quigley (also an officer), Mr. Bodman and Mr. Dees.
(7) Issued 200,000 options to Mr. Joel Sterns, the Company's former chairman.
(8)   Issued to Standard Capital in connection with the financing costs.
(9) Issued 200,000 options to Francis W. Murray, a director, and 200,000 options to Mr. Leo, the Company's chairman.
(10)  Issued 25,000 options to Francis X. Murray, an employee, if employed.

      See subsequent event footnote 11-E for additional information .


(7)   INVESTMENTS

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

     Short-term investments, classified as current assets on the balance sheet, include the following captions:

                                                        December 31,
                                                 1996                   1995
            Trading                       $    120,000             $   60,000
            Available For Sale               2,159,957              5,699,747
                  Totals                  $  2,279,957            $15,759,747

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

      At December 31, 1996, the Company held approximately $1,552,732, which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and unclaimed ticketholder winnings, all of which are classified as accounts payable.

      Investment income for the three and six months ended December 31, 1996 includes unrealized gains of $5,000 and $40,000, respectively. Investment loss for the three months ended December 31, 1995 includes an unrealized holding loss of $230,000 on trading securities. Investment income for the six months ended December 31, 1995 includes the unrealized holding loss of $230,000 recognized during the second quarter of fiscal 1996 offset by an unrealized holding gain of $50,000 on trading securities recognized during the first quarter of fiscal 1996. For the three and six months ended December 30, 1996, the were no realized gains resulting from the sale of trading securities. Realized gains resulting from the sale of trading securities for the three and six months ended December 31, 1995 were $-0-, $7,500, respectively. Interest income for the three and six months ended December 31, 1996 was $40,358 and $89,376, respectively, and $141,265 and $283,630 for the respective three and six month period in fiscal 1995.

      (8)   WRITE-OFF OF DEPOSITS

      The Company made non-refundable deposits of $2,350,000 through the second quarter of fiscal 1997 for a proposed purchase of a parcel of land associated with the gaming development project. (See Note 5) On October 21, 1996, the Company amended its agreement to extend the closing from on or before November 29, 1996 to and including December 27, 1996 under certain terms and conditions which included a provision that the Company be required to make an escrow deposit of $235,000 on or before October 31, 1996. On October 30, 1996, the Company perfected its election to extend the closing date with a deposit of the required funds. This deposit was fully earned by the seller on December 27, 1996. The purchase of the property would have allowed expanded frontage and room for future expansion and increased parking. The Company was unable to procure the additional financing in order to finalize the purchase. According to the contract, if the Company failed to secure adequate financing by a settlement date of December 27, 1996, deposits of $2,350,000 made to date in addition to the extension deposit of $235,000 would be forfeited. On January 9, 1997, the Company announced that it decided not to close on the property. Therefore, the Company has expensed deposits of $2,585,000 during the six months ended December 31, 1996.

(9)   NET INCOME PER SHARE

      Income per share for the three and six month periods ended December 31, 1996 and 1995 is computed on the weighted average number of shares outstanding. The Convertible Preferred Stock has not been included in the computations because the conversion period has expired. Outstanding Stock Options of 2,425,000 which are considered common stock equivalents for fiscal 1997 were not included in the computation of average shares outstanding because their inclusion would be anti-dilutive. Fully diluted loss per share has not been shown since such amount would not be dilutive. The number of shares used in the computations were 11,651,509 and 9,660,627 for the three months ended December 31, 1996 and 1995, respectively and for the respective six month periods were 11,651,501 and 9,603,043.

(10)  NEW AUTHORITATIVE PRONOUNCEMENTS

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

      As more fully discussed in Notes 1-(E) & 5, the Company has incurred approximately $52 million in construction and related costs associated with its El Rancho/Orion project. The Company is still in the process of obtaining financing for this project. While the Company intends to proceed with this casino project, any significant reduction in financing will result in a more modestly scaled project. Application of SFAS No. 121 could prospectively result in a write-down of costs incurred on the project if there is any significant decrease in the market value of the property; any significant adverse change in business climate; or any accumulation of costs significantly in excess of amounts expected to complete the project.

     In October 1995, the Financial Accounting Standards Board issued SFAS
123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995. Under SFAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards to employees, using a fair value methodology. The Company implemented on July 1, 1996 the disclosure only provisions of the fair value method, as permitted by SFAS 123 for awards to employees. The Company will continue to account for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for
transactions entered into after December 15, 1995.   The Company adopted the
requirements of SFAS 123 for non-employee awards for the year ended June 30, 1996.

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

(11)  SUBSEQUENT EVENTS

      (A) On January 9, 1997, the Company announced that it decided not to close on the acquisition of a 15 acre supplemental, off-strip parcel adjacent
to its primary Las Vegas Strip property.    The Company reported an expense
for the six months ended December 31, 1996 of $2,585,000 associated with this decision. (See Note 8)

      (B) On January 15, 1997, NPD, Inc. completed a purchase, approved by the federal bankruptcy court overseeing the assets of Robert E. Brennan, of 2,904,016 shares of the Company's Common Stock from Mr. Brennan, the Company's former Chairman of the Board and Chief Executive Officer. Following the purchase, the current directors of the Company other than Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray resigned and Nunzio P. DeSantis, Anthony Coelho, Michael C. Abraham, Kenneth Scholl and Joseph Zappala were appointed directors to serve until the next annual meeting of stockholders of the Company and until their successors are duly elected. Mr. Zappala s term did not commence until January 25, 1997. Mr. Coelho will serve as the Company s Chairman and Mr. DeSantis will be the Company s Chief Executive Officer.

        (C) On January 15, 1997, a settlement agreement was approved whereby Joel H. Sterns would accept $252,000 in full and final settlement of all salary, reimbursable expenses and termination payments to which he may be entitled as a result of the termination of his employment contract with the Company effective November 2, 1997. Payments are scheduled to include: 1) $75,000 in January 1997; 2) $15,000 per month from February 1997 until December 1997; and 3) a payment of $12,000 in June 1997. Costs of $252,000 related to this agreement have been expensed as of December 31, 1996. (See
Note 5)

       (D) On January 15, 1997, the Company obtained a commitment for a revolving $5,000,000 line of credit which may be called upon by the Company's Board of Directors, subject to the approval of Foothill. The Company is surrently negotiating with Foothill for said approval.

     (E) On January 15, 1997 the Company granted 450,000 options to certain employees and directors. The Company issued 300,000 options to purchase 300,000 shares of common stock at $5.00 per share to Francis W. Murray, a director, 50,000 options to purchase 50,000 shares of common stock at $5.00 per share to Edward Ryan, General Manager of Freehold Raceway, and 25,000 shares of common stock at $5.00 per share each to Francis X. Murray, a director of Orion Casino Corp and to Frank Koenemund, John Mariucci and James Murray, directors. (See Note 6).


     (F) On January 27, 1997, the Company paid $250,000 to engage Standard Capital Group to act as the Company's financial advisor and in order to render certain financial advisory and investment banking services to the Company with respect to potential transactions aimed at enabling the Company to capitalize on its existing growth opportunities and to maximize shareholder value.

     (G) On January 31,1997, the purchase agreement between Garden State Race Track, Inc. and the Four B's was amended to reflect a new purchase price of $9,000,000, subject to obtaining certain government approvals which could increase the purchase price by $2,000,000. The amended contract calls for the sale to close on or before May 5, 1997 with the purchaser providing the Company with an irrevocable Letter of Credit in the amount of $375,000 in addition to the initial deposit previously made of $25,000 on December 15, 1995 and the deposit of $100,000 made on December 15, 1996 which extended the closing until May 1997. The Company anticipates that the net proceeds from the sale will be approximately $2,300,000 after the two $3,000,000 foreign notes are paid. (See Notes 3 and 5)

     (H) Effective February 1, 1997, the Company accepted the resignation of Arthur Winkler, a Director and Executive Vice President of the Company and President of the racetrack subsidiaries. Mr. Winkler had been associated with the Company for the past thirteen years. As conditions of the termination of his five year employment contract with the Company, Mr. Winkler will: 1) be paid $200,000 over a twenty month period, $100,000 paid on the effective date and $5,000 per month, commencing on February 1, 1997 until September 1, 1998;
2) will surrender 125,000 stock options previously granted to him at an exercise price of $5.87 per share; and 3) will retain 200,000 options previously granted to him at an exercise price of $4.00 per share. (See Note
6). The Company will expense the entire compensation package of approximately $200,000 during the third quarter of fiscal 1997.

     (I) On February 4, 1997, the Company announced that all prior disagreements with LVEN regarding their development of the El Rancho property have been resolved and that preliminary construction is underway with an expected casino opening under a country and western theme to be known as "Countryland USA" scheduled for some time during the third quarter of fiscal 1998.

     (J) On February 7, 1997, Foothill released the restriction on the $3,000,000 line of credit that was pending an approved settlement agreement concerning the shares of Common Stock owned as of December 31, 1996 (sold on January 15, 1997) by Robert E. Brennan, the Company' s former chairman. These funds are expected to be drawn down in full during the fiscal year ended June 30, 1997. (See Note 3)


                         INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                     AND SUBSIDIARIES

                    REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995




      An independent accountant has reviewed the financial information herein in accordance with standards established by the American Institute of Certified Public Accountants. All adjustments and additional disclosures proposed by said independent accountants have been reflected in the data presented.


                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
of International Thoroughbred Breeders, Inc.
      and Subsidiaries

      We have reviewed the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc., and subsidiaries as of December 31, 1996, and the related consolidated statement of shareholders' equity for the six month period then ended, the consolidated statements of operations for the three and six month periods ended December 31, 1996 and 1995, and the consolidated statement of cash flows for the six month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

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


                                              MOORE STEPHENS, P.C.
                                              Certified Public Accountants

      Cranford, NJ
      February 12, 1997





                           MANAGEMENTS ANALYSIS OF FINANCIAL CONDITIONS
                                   AND RESULTS OF OPERATIONS
                          FOR THE QUARTER ENDED DECEMBER 31, 1996
                        AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1996


OPERATIONS

      Total revenues for the three months ended December 31, 1996 and 1995 were $19,973,489 and $20,497,299 respectively. Total revenues for the six months ended December 31, 1996 and 1995 were $34,304,452 and $34,252,417 respectively. The decrease of $523,810 for the three month periods is primarily the net result of a decrease in revenues generated by Freehold Raceway and Garden State Park. Revenues for the comparable six month periods are approximately the same primarily as a net result of a decrease in revenues generated by Garden State Park offset by an increase in revenues generated by Freehold Raceway for the comparable periods.

     The Company incurred a net loss from operations before taxes of $3,036,221 and $3,527,499 for the respective three and six month periods ended December 31, 1996 as compared to net income from operations before taxes of $1,098,891 and $979,275 for the comparable periods in fiscal 1995. The change of $4,506,774 and $4,135,112 from net income to net loss before taxes for the six and three month periods just ended primarily resulted from: 1) a write off of $2,585,000 in deposits associated with the option to purchase a parcel
of land adjoining the El Rancho property in Las Vegas;    2) an increase in
corporate expenses primarily associated with the Company's involvement in gaming development projects; and 3) an increase in interest expense and financing costs primarily resulting with the debts incurred to finance the casino project and continuing operations.

      Depreciation and amortization expense for the six and three months ended December 31, 1996 were $1,605,276 and $975,441 as compared to $730,256 and
$375,641 for the comparable periods in fiscal 1996 reflecting a $875,020 and $599,800 increase primarily as a result of increased costs associated with Company stock options granted during fiscal 1997.
Garden State Park:

      During the three and six months ended December 31, 1996, Garden State Park realized income of $356,070 and $233,142, respectively before income tax and interest due the parent company of $3,737,934 and $7,402,627 for the respective three and six month periods.

      Quarterly and year-to-date net income (loss) at Garden State Park for the current fiscal year as compared to the net losses for last year are as follows:

                          Net Income (Loss)                        Net

                        Fiscal 1997        Fiscal 1996      Increase (Decrease)

 1st Quarter      $       (122,928)     $      66,313     $       (189,241)
 2nd Quarter               356,070            187,723              168,347

 Year-to-Date     $        233,142      $     254,036     $        (20,894)


      During the three months ended December 31, 1996, Garden State Park's revenue decreased $458,464 or 5% when compared to the same period last year, primarily reflecting the net effect of: 1) decreased revenues generated by simulcasting to and from the other racetracks; and 2) decreased revenues generated by live on-track racing. Expenses decreased $626,811 or 6% for the three months ending December 31, 1996 when compared to the same period last year primarily as a result of a decrease in general and administrative costs. The decrease in revenues and expenses primarily accounted for the racetrack realizing net income from operations of $356,070 for the three months ended December 31, 1996 as compared to income of $187,723 during the three months ended December 31, 1995.

      During the six months ended December 31, 1996 Garden State's revenue decreased $754,079 or 5% when compared to the same period last year, primarily reflecting the net effect of the decreased revenues generated by simulcasting and live on-track racing as discused above. Expenses decreased $733,185 or 5% for the six months ending December 31, 1995 when compared to the same period last year primarily as a result of a decrease in general and administrative costs. As a result of decreased revenues and expenses, Garden State Park realized income of $233,142 for the first half of fiscal 1997 as compared to income of $254,036 for the first half of fiscal 1996.

      Garden State Park's 1996 Standardbred (Harness) Racing Meet began September 6, 1996 and ran 55 dates on a four night per week basis until December 14, 1996.

      ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Garden State Park as well as wagering on Garden State Park races simulcast to other racing facilities and the Atlantic City Casinos for the six month fiscal periods from July 1, 1996 thru December 31, 1996 and July 1, 1995 thru December 31, 1995:


                                    Approximate
                                    Commission
                                    % of handle                DAILY AVERAGES

  HARNESS MEETS                                   Fiscal 1997      Fiscal 1996

  Attendance                                            2,206           2,434

        Live Handle                      13.4%    $   154,242     $   182,103

        Simulcast Sending Signal:

            New Jersey Tracks (Avg. %)    3.3%    $   338,424     $   391,232
                 Atlantic City Casinos    4.4%         29,309     $    36,553

                   Out-of-State Tracks    1.5%    $   888,891     $   929,190

        Combined Handles                          $ 1,410,867     $ 1,539,079

        Number of Live Race Days                           55              53


The following summarizes average handles experienced by Garden State Park in connection with receiving simulcasts for the six month fiscal periods from July 1, 1996 thru December 31, 1996 and July 1, 1995 thru December 31, 1995:

                                                AVERAGE DAILY SIMULCAST HANDLES

                                          Fiscal 1997                 Fiscal 1996
 From Tracks *:                      # of days      ( $)        # of days       ( $)


 New Jersey Tracks:

                 Monmouth  (T)              46        57,088           48        70,985

            Atlantic City  (T)              35        42,490           38        46,048
              Meadowlands  (T)              68        56,256           66        76,023
                 Freehold  (S)             101        24,242           99        29,426
              Meadowlands  (S)              34        54,149           36        76,122

 Out-of-State Tracks       (T,S)           184       223,570          182       229,560

  TOTAL RECEIVING HANDLE                          53,364,958                 57,608,093

(T) = Thoroughbred, (S) = Standardbred    *The commission percentage of handle
averaged approximately 12% of total handles on simulcasting received during the six months ended December 31, 1996.

     Garden State Park's 1997 Thoroughbred Meet began January 1, 1997 and is scheduled to run through May 23, 1997. Racing was conducted three times a week during the month of January and is scheduled for Friday and Saturday nights, and Sunday and holiday Monday afternoons during the remainder of the meet, for a total of 63 racing dates.

     The Company has received approval from the New Jersey Racing Commission to run a 51 night harness meet from September 6 through December 13, 1997.

      Freehold Raceway:

      The Company conducts Harness Racing through Freehold Racing
Association, Inc. ("FRA") and Atlantic City Harness, Inc. ("ACH"), the operating companies of Freehold Raceway.

      During the three and six months ended December 31, 1996, Freehold Raceway realized income of $1,175,478 and $2,417,753, respectively before income tax and interest due the parent company of $572,716 and $1,402,767 for the respective three and six month periods.

      Quarterly and year-to-date net income at Freehold Raceway for the current fiscal year as compared to net income for last year are as follows:


                                            Net Income              Net

                        Fiscal 1997        Fiscal 1996      Increase (Decrease)

 1st Quarter      $      1,242,275      $     786,069     $        456,206

 2nd Quarter             1,175,478          1,744,847             (569,369)

 Year-to-Date     $      2,417,753      $   2,530,916     $       (113,163)

     During the three months ended December 31, 1996, Freehold Raceway's revenue decreased $175,842 or 2% when compared to the same period last year, primarily reflecting the net effect of: 1) a decrease in revenues generated from the simulcasting of Freehold s races into other racetracks and a decrease
in revenues generated by live on-track racing;   2) a decrease in revenues
generated by simulcasting into Freehold from other New Jersey racetracks;
partially offset by   3) an increase in revenues generated from the
simulcasting into Freehold from out-of-state racetracks. Expenses increased $393,527 or 5% for the three months ending December 31, 1996 when compared to the same period last year primarily as a result of an increase in operating expenses. The decrease in revenues and increase in expenses primarily accounted for the racetrack realizing net income from operations of $1,175,478 for the three months ended December 31, 1996 as compared to income of $1,744,847 during the three months ended December 31, 1995.

     During the six months ended December 31, 1996 Freehold Raceway's revenue increased $841,558 or 5% when compared to the same period last year, primarily reflecting the net effect of the decreased revenues generated by simulcasting and live on-track racing as discused above offset by an increase in revenues generated from the simulcasting into Freehold from out-of-state racetracks. Expenses increased $954,721 or 6% for the six months ending December 31, 1996 when compared to the same period last year primarily as a result of an
increase in operating expenses.   As a result of increased revenues and
expenses, Freehold Raceway realized income of $2,417,753 for the first half of fiscal 1997 as compared to income of $2,530,916 for the first half of fiscal 1996.

     The Company has received approval from the New Jersey Racing Commission to run a 99 day FRA harness meet from August 14 through December 31, 1997.

     During Fiscal 1997, Freehold Raceway will race under two separate identities. FRA raced 100 days from August 17, 1996 thru December 31, 1996.
 ACH will race 106 days from January 1, 1997 through May 26, 1997.

      ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Freehold Raceway as well as wagering on Freehold Raceway races simulcast to other racing facilities and the Atlantic City Casinos for the three month fiscal periods from July 1, 1996 thru December 31, 1996 and July 1, 1995 thru December 31, 1995:


                                    Approximate
                                    Commission                DAILY  AVERAGES
                                    % of handle
  FRA HARNESS MEETS                                     Fiscal         Fiscal
                                                         1997            1996


  Attendance                                              2,286         2,161

  Live Handle                              9.3%  $      248,816  $    283,361
  Simulcast Sending Signal:

       New Jersey Tracks (Avg. %)          3.6%  $      166,714  $    170,226

            Atlantic City Casinos          4.4%  $       23,937  $     23,547

              Out-of-State Tracks          1.5%  $      347,626  $    392,705

  Combined Handles                               $      787,096  $    869,839

  Number of Live Race Days                                  100            99

      The following summarizes average handles experienced by Freehold Raceway in connection with receiving simulcasts for the six month fiscal periods from July 1, 1996 thru December 31, 1996 and July 1, 1995 thru December 31, 1995:

                  AVERAGE DAILY SIMULCAST HANDLES

                                           Fiscal 1997                  Fiscal 1996
 From Tracks *:                      # of days        ( $)         # of days    ( $)
 New Jersey Tracks:

        Garden State Park  (S)              55        71,393           53       80,887

              Meadowlands  (S)              34       119,360           35      148,714
              Meadowlands  (T)              68        42,204           66       51,717

            Atlantic City  (T)              35        24,970           38       37,932

 Out-of-State Tracks       (T,S)           182       244,918          169      216,299

 TOTAL RECEIVING HANDLE                              502,845                   535,543

(T) = Thoroughbred, (S) = Standardbred   *The commission percentage of handle
averaged approximately 11.3% of total handles on simulcasting received during the six months ended December 31, 1996.


LIQUIDITY AND FINANCIAL RESOURCES

       The Company's working capital (deficit), on a consolidated basis, as of December 31, 1996, was ($2,995,152) which represents a decrease of approximately $16,000,000 from December 31, 1995. This decrease in working capital of approximately $16,000,000 is primarily the result of the following factors: 1) the utilization of cash of approximately $12,600,000 for the purchase of the El Rancho property and deposits of $2,585,000 made and subsequently forfeited on December 27, 1997 for an adjoining piece of
property;   2) an increase in cash of approximately $34,000,000 generated from debt financing offset by principal payments of approximately $24,200,000; 3) capitalized expenditures and improvements of $8,400,000 associated with future casino development and $2,200,000 for the two racetrack properties;
5) $400,000 for the purchase of land for a parking lot at the Freehold
racetrack facility (previously leased by the Company);  and   6) cash of
approximately $1,370,000 provided by operating activities.

       The Company's cash flows provided by operations were $1,369,996 during the first half of fiscal 1997 compared to cash provided from operations of $4,020,249 for the comparable period in fiscal 1996. The decrease of $2,650,253 was primarily the result of the expense of writing off deposits of $2,585,000 associated with the forfeited option to purchase additional land adjoining the El Rancho project during the three months ended December 31, 1996.

       Cash used for investing activities was $4,192,020 during the first half of fiscal 1997 compared to $1,795,991 for the comparable period in fiscal 1996. The increase was primarily the result of expenditures for future casino development of $1,142,394 in addition to $2,115,000 for deposits associated with the forfeited option to purchase additional land adjoining the El Rancho project partially offset by a decrease of $861,365 in cash used for improvements at the two racetrack properties.

       Cash provided by financing activities was $3,648,322 for the first half of fiscal 1997 compared to cash provided during the comparable period by financing activities in fiscal 1996 of $5,072,217. During the first six months of fiscal 1996, the Company raised $5,438,162 through a Regulation S offering of the Company's Common Stock. During the first six months of fiscal 1997, cash was generated from debt financing of $5,263,650 primarily associated with the revolving credit line with Foothill Capital Corporation and from note proceeds of $827,891 in borrowings in connection with new air conditioning equipment at Garden State Park. Also during fiscal 1997, there was an increase in principal payments of $2,443,219 primarily as a result of a final payment of $1,405,000 on a note previously executed by Freehold Raceway and $627,466 of principal payments made on short term financing.

       Restricted Cash and Investments of $1,552,732 as of December 31, 1996 consisted of horsemen's deposits held by the racetrack for race nominations, purse winnings, and funds held for uncashed mutuel ticket sales due to the patrons or government authorities. These balances are offset with the Company's accounts payable. As restricted cash these cash funds are not available for Company operations.

       On March 20, 1996, the Company and Foothill Capital Corporation of Los Angeles, California, signed a Letter of Intent for the proposed borrowing of $30,000,000. Closing on the financing contract took place on June 4, 1996. The financing arrangement, secured by, among other things, a mortgage on the El Rancho property, Garden State Park, and a second mortgage on Freehold Raceway, is for a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage, used at settlement to pay off the $14,000,000 first mortgage note referred to in Note 5 above due on December 20, 1996. The revolving credit line is restricted by $3,000,000 until such time that an approved settlement agreement between the New Jersey Division of Gaming Enforcement, the Company and Robert E. Brennan, the Company's former chairman, has been approved by the Bankruptcy Court overseeing Mr. Brennan's personal Chapter 11 bankruptcy proceeding. The revolving credit line requires that the Company make quarterly principal payments of $400,000 beginning July 1, 1997.
Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum. The Time Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance will be paid monthly starting July 1, 1996 at a rate of
2.75% above the current published prime lending rate per annum.   The
financing agreement also provides for the lender to receive a monthly service fee of $5,000; a .5% monthly fee on the unused portion of the line of credit; and an annual 1% lender's commitment fee. The total principal balance of the revolving credit line and the Time Loan Mortgage as of December 31, 1996 was $27,000,000 leaving a balance to draw on at September 30, 1996 of $3,521,772, before the release of the $3,000,000 restriction. Subsequent to September 30, 1996 and as of November 10, 1996 the Company has drawn an additional $228,908,
leaving a balance of $3,000,000 to draw upon.   The credit facility contains
financial and other covenants that require the Company to maintain certain standards with respect to: (i) minimum tangible net worth of $70,000,000 (as of December 31, 1996, the Company's tangible net worth was $72,940,091); and
(ii) liabilities to tangible net worth ratio of not more than one to one (as of December 31, 1996, the Company's liability to tangible net worth ratio was
 .971 to 1.0). The covenants also require that (iii) that additional purchase money financing and/or capital leases cannot exceed an aggregate $3,000,000.

        In June 1996 the Company entered into a purchase agreement with Sheraton Gaming Corporation to purchase a fifteen acre tract directly behind its El Rancho property. On October 30, 1996, the Company made a payment of $235,000 to extend the original closing date of November 29, 1996 to December 27, 1996. The Company made payments of $470,000 during fiscal 1996 and $1,880,000 during the first quarter of fiscal 1997. During the current quarter, the Company could not arrange the necessary financing to finalize the purchase. Payments totaling $2,585,000 were forfeited on December 27, 1996.

        In July 1996, the Company entered into an agreement with GE Capital Corporation with respect to financing $827,891 at an interest rate of 9.3% for the purchase of 2 new natural gas powered air conditioners at Garden State Park. The contract provides for sixty consecutive monthly installments of principal and interest of $17,067 beginning August 25, 1996.

       On September 17, 1996 the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buy out of approximately $42,000 for a new telephone system
at Freehold Raceway.    On December 16, 1996, the Company entered into a lease
agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $2,363 and an end buyout of approximately $66,000 for a new telephone system at Garden State Park.

     On January 15, 1997, the Company obtained a commitment for a revolving $5,000,000 line of credit which may be called upon by the Company's Board of Directors, subject to the approval of Foothill. The Company is currently negotiating with Foothill for said approval.

Seasonality and Effect of Inclement Weather

       Horse racing is conducted outdoors, therefore a number of variables contribute to the seasonality of the business, most importantly weather. Weather conditions, particularly during the winter months, sometimes cause cancellation of races or severely curtail attendance, which reduces wagering and live racing and simulcast wagering both on site and off site. Attendance and wagering may be adversely affected by major winter storms which affected the entire Northeast part of the country during the 1995-96 winter season.

       In addition a disproportionate amount of ITB's revenue is received during the period September through May of each year because Garden State Park and Freehold Raceway only conduct simulcast receiving (not live racing) during the summer months. As a result, the Company s revenue and net income have been greatest in the second and third quarters of the year.


INFLATION

       To date, inflation has not had a material effect on the Company's operations.


                                          PART II

                                     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

       During the quarter ended December 31, 1995, the registrant filed a current report on Form 8-K dated November 4, 1996 reporting the following:

       Item 5.    Other Events

                  On November 4, 1996, the Company received consents from a
            group of its shareholders representing 6,519,747 shares of the Company's Common Stock which removed six members of the Board of Directors and elected four new directors.

                  On November 4, 1996, United States Bankruptcy Court judge
            granted a temporary restraining order against the Company's Board of Directors from implementing a proposed Shareholders' Rights Plan which the board had planned to consider on that date.

                  On November 6, 1996, the New Jersey Casino Control
            Commission accepted a proposed stipulation of settlement agreement between Mr. Brennan and the New Jersey Division of Gaming Enforcement.



                                        SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INTERNATIONAL THOROUGHBRED BREEDERS, INC.


February 13, 1997                   /s/Robert J. Quigley
                                    Robert J. Quigley
                                    President and Director




February 13, 1997                   /s/William H. Warner
                                    William H. Warner
                                    Treasurer, Principal Financial
                                    and Accounting Officer