Form 10-Q
period 1997-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1997-05-20
CIK 320573

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

  Class                               Outstanding at May 19, 1997
Common Stock, $ 2.00 par value          11,651,533(1)



      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                  AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS
       AS OF MARCH 31, 1997 AND JUNE 30, 1996

                       ASSETS

                                                  March 31,
                                                    1997         June 30,
                                                 (UNAUDITED)       1996
    CURRENT ASSETS:
      Cash                                    $    3,050,202 $    4,136,356
      Short-Term Investments                          40,000         80,000
           TOTAL CASH AND CASH EQUIVALENTS         3,090,202      4,216,356

      Restricted Cash and Investments              1,980,960      2,971,538
      Accounts Receivable - Net                    3,809,086      1,892,941
      Prepaid Expenses                               583,014      1,205,951
      Other Current Assets                           164,013        366,656
           TOTAL CURRENT ASSETS                    9,627,275     10,653,442

    LAND, BUILDINGS, EQUIPMENT AND LIVESTOCK:
      Land and Buildings                          69,212,388     69,093,719
      Construction In Progress                    52,761,903     48,736,200
      Equipment                                    5,562,806      4,356,202
      Livestock                                            0         20,687
           TOTAL LAND, BUILDINGS, EQUIPMENT
               AND LIVESTOCK                     127,537,097    122,206,808
    LESS: Accumulated Depreciation                 3,943,965      2,858,439
           TOTAL LAND, BUILDINGS, EQUIPMENT
               AND LIVESTOCK  - NET              123,593,132    119,348,369

    LAND AND IMPROVEMENTS HELD FOR SALE - NET      6,754,459      6,719,327

    OTHER ASSETS:
      Deposits and Other Assets                      262,027        340,507
      Financing Costs - Net                        5,090,397      4,667,415
      Goodwill - Net                               3,068,928      3,151,872
           TOTAL OTHER ASSETS                      8,421,352      8,159,794


    TOTAL ASSETS                              $  148,396,217 $  144,880,933

    See Notes to Financial Statements.


        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  March 31,
                                                    1997         June 30,
                                                 (UNAUDITED)       1996
    CURRENT LIABILITIES:
      Accounts Payable                        $    6,213,066 $    6,800,341
      Accrued Expenses                             5,054,697      3,004,300
      Notes and Mortgages Payable -
       Current Portion                             4,836,787      3,214,100
      State Income Taxes Payable                     122,209         30,284
           TOTAL CURRENT LIABILITIES              16,226,759     13,049,025

    DEFERRED INCOME                                1,144,879      1,499,449

    LONG-TERM LIABILITIES:
      Notes Payable - Long Term Portion           56,484,920     50,992,702
      Deferred State Income Taxes Payable             21,652         21,652
           TOTAL LONG-TERM LIABILITIES            56,506,572     51,014,354


    COMMITMENTS AND CONTINGENCIES (5)                      0              0

    SHAREHOLDERS' EQUITY:
      Series A (Convertible) Preferred
       Stock $100.00 Par Value,
        Authorized 500,000 Shares,
        Issued and Outstanding,
        362,468 and 362,462 Shares,
         Respectively                             36,246,775     36,246,175
      Common Stock $2.00 Par Value,
      Authorized 25,000,000 Shares,
       Issued and Outstanding, 11,651,528
       and 11,651,487 Shares, Respectively        23,303,055     23,302,973
      Capital in Excess of Par                    17,837,887     16,111,652
      Retained Earnings (Deficit)
      (subsequent to June 30, 1993, date
       of quasi-reorganization)                   (1,392,320)     3,829,336
           TOTAL                                  75,995,397     79,490,136
      LESS: Deferred Compensation - Net (6-A)      1,477,390        172,031
           TOTAL SHAREHOLDERS' EQUITY             74,518,007     79,318,105


    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $  148,396,217 $  144,880,933

    See Notes to Financial Statements.

      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                 AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      FOR THE NINE MONTHS ENDED MARCH 31, 1997
                   (UNAUDITED)

                                               Preferred
                                               Number of
                                                Shares        Amount
    BALANCE - JUNE 30, 1996                       362,462 $  36,246,175

      Options Issued for Financing Cost           ---           ---
      Deferred Compensation for Options
      Granted to Employees                        ---           ---
      Shares Issued for Fractional
      Exchanges With Respect to the
         One-for-twenty Reverse Stock Split
         effected on March 13, 1992                     6           600
      Amortization of Deferred
      Compensation Costs                          ---           ---
      Forfeiture of Options                       ---           ---
      Net (Loss) for the Nine Months
      Ended March 31, 1997                        ---           ---

    BALANCE - MARCH 31, 1997                      362,468 $  36,246,775

                                                Common
                                               Number of
                                                Shares        Amount
    BALANCE - JUNE 30, 1996                    11,651,487 $  23,302,973

      Options Issued for Financing Cost           ---           ---
      Deferred Compensation for Options
      Granted to Employees                        ---           ---
      Shares Issued for Fractional
      Exchanges With Respect to the
         One-for-twenty Reverse Stock Split
         effected on March 13, 1992                    41            82
      Amortization of Deferred
      Compensation Costs                          ---           ---
      Forfeiture of Options                       ---           ---
      Net (Loss) for the Nine Months
      Ended March 31, 1997                        ---           ---

    BALANCE - MARCH 31, 1997                   11,651,528 $  23,303,055

                                                Capital
                                               in Excess     Deferred
                                                of Par     Compensation
    BALANCE - JUNE 30, 1996                 $  16,111,652 $    (172,031)

      Options Issued for Financing Cost           324,000       ---
      Deferred Compensation for Options
      Granted to Employees                      1,523,750    (1,523,750)
      Shares Issued for Fractional
      Exchanges With Respect to the
         One-for-twenty Reverse Stock Split
         effected on March 13, 1992                  (682)      ---
      Amortization of Deferred
      Compensation Costs                          ---            97,557
      Forfeiture of Options                      (120,833)      120,833
      Net (Loss) for the Nine Months
      Ended March 31, 1997                        ---           ---

    BALANCE - MARCH 31, 1997                $  17,837,887 $  (1,477,390)

                                               Retained
                                               Earnings        Total
    BALANCE - JUNE 30, 1996                 $   3,829,336 $  79,318,105

      Options Issued for Financing Cost           ---           324,000
      Deferred Compensation for Options
      Granted to Employees                        ---                 0
      Shares Issued for Fractional
      Exchanges With Respect to the
         One-for-twenty Reverse Stock Split
         effected on March 13, 1992               ---           ---
      Amortization of Deferred
      Compensation Costs                          ---            97,557
      Forfeiture of Options                       ---                 0
      Net (Loss) for the Nine Months
      Ended March 31, 1997                     (5,221,656)   (5,221,656)

    BALANCE - MARCH 31, 1997                $  (1,392,320)$  74,518,007

      See Notes to Financial Statements.


      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
      AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
      (UNAUDITED)


                                               Three Months Ended
                                               March 31,      March 31,
                                                 1997           1996
    REVENUES:
      Revenue from Operations              $   18,660,172 $   17,867,272
      Investment Income                           291,673        115,368
         TOTAL REVENUES                        18,951,845     17,982,640

    EXPENSES:
      Cost of Revenues                          6,832,124      6,697,856
      Operating Expenses                       10,180,900      9,979,873
      Depreciation & Amortization                 475,091        356,872
      General & Administrative Expenses         2,559,942      1,803,087
      Financing Cost from Options Granted               0              0
      Amortization of Financing Costs             244,161              0
      Write-Off of Deposits                             0              0
      Interest Expense                            225,357        275,834
         TOTAL EXPENSES                        20,517,575     19,113,522


    (LOSS) FROM OPERATIONS
      BEFORE TAXES                             (1,565,730)    (1,130,882)

        Income Tax Expense                         31,617         20,650

    NET (LOSS)                             $   (1,597,347)$   (1,151,532)

    NET (LOSS) PER SHARE                   $        (0.14)$        (0.10)


                                                Nine Months Ended
                                               March 31,      March 31,
                                                 1997           1996
    REVENUES:
      Revenue from Operations              $   52,835,248 $   52,016,059
      Investment Income                           421,049        218,998
         TOTAL REVENUES                        53,256,297     52,235,057

    EXPENSES:
      Cost of Revenues                         18,239,389     17,905,973
      Operating Expenses                       27,068,663     26,936,914
      Depreciation & Amortization               1,276,985      1,087,128
      General & Administrative Expenses         7,050,800      5,612,162
      Financing Cost from Options Granted         324,000              0
      Amortization of Financing Costs             723,543              0
      Write-Off of Deposits                     2,585,000              0
      Interest Expense                          1,081,146        844,487
         TOTAL EXPENSES                        58,349,526     52,386,664


    (LOSS) FROM OPERATIONS
      BEFORE TAXES                             (5,093,229)      (151,607)

        Income Tax Expense                        128,427        142,925

    NET (LOSS)                             $   (5,221,656)$     (294,532)

    NET (LOSS) PER SHARE                   $        (0.45)$        (0.03)

    See Notes to Financial Statements.


      INTERNATIONAL THOROUGHBRED BREEDERS, INC.
      AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
      (UNAUDITED)

                                                   Nine           Nine
                                               Months Ended   Months Ended
                                                 March 31,     March 31,
                                                   1997           1996
    CASH FLOWS FROM OPERATING ACTIVITIES:
      NET (LOSS)                             $   (5,221,656)$    (294,532)
      Adjustments to reconcile net (loss)
      income to net cash
        provided by operating activities:
         Depreciation and Amortization            2,000,528     1,087,128
         Financing Cost from Options Granted        324,000             0
         (Gain) on Sale of Livestock and
         Fixed Assets                                     0        (8,314)
         Write-Off of Deposits                    2,585,000             0
         Changes in Assets and Liabilities -
            (Increase) Decrease in
             Restricted Cash and
             Investments                            990,578       544,066
            (Increase) Decrease in
             Accounts Receivable                 (1,916,145)   (1,208,213)
            (Increase) Decrease in
             Other Assets                           202,643      (127,938)
            (Increase) Decrease in
             Prepaid Expenses                       622,937       904,150
            Increase (Decrease) in
             Accounts Payable and
             Accrued Expenses                     1,555,047     3,297,873
            Increase (Decrease) in
             Deferred Income                       (354,570)     (412,328)
    NET CASH PROVIDED BY OPERATING ACTIVITIES       788,362     3,781,892

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from Sale of Equipment and
      Livestock                                           0         5,000
      Purchase of El Rancho Property                      0   (12,564,700)
      Deposits on Purchase of Additional
      Land in Las Vegas                          (2,115,000)            0
      Casino Development Costs                   (5,235,722)   (1,340,059)
      Capital Expenditures at Racetracks           (960,543)   (1,341,577)
      (Increase) Decrease in Other
      Investment Activity                            78,479      (109,320)
      NET CASH (USED) BY INVESTING ACTIVITIES    (8,232,786)  (15,350,656)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of Common Stock                                0     5,438,162
      Proceeds from issuance of Long Term Notes     827,891     6,000,000
      Proceeds from Line of Credit                8,725,371             0
      Principal Payments on Short Term Notes       (657,450)   (6,500,000)
      Principal Payments on Long Term Notes      (2,577,542)   (1,198,978)
      NET CASH PROVIDED BY FINANCING ACTIVITIES   6,318,270     3,739,184

    NET (DECREASE) IN CASH AND CASH EQUIVALENTS  (1,126,154)   (7,829,580)

      CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR                           4,216,356    11,801,294

      CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                          $    3,090,202 $   3,971,714

      Supplemental Disclosures of
      Cash Flow Information:
       Cash paid during the period for:
       Interest (Net of Interest Capitalized)$      893,398 $     638,942
         Income Taxes                        $       31,460 $     131,116

      Supplemental Schedule of Non-Cash Investing and Financing Activities:
      During the nine months ended March 31, 1997, the Company recored an unrealized loss of 40,000 on trading securities.
      During the nine months ended March 31, 1997, the Company issued 200,000 warrants in connection with financing cost of $324,00. During the nine months ended March 31, 1997, the Company increased notes payable by $959,330 for interest which was capitalized.

    See Notes to Financial Statements.


INTERNATIONAL THOROUGHBRED BREEDERS, INC.
           AND SUBSIDIARIES

    NOTES TO FINANCIAL STATEMENTS


(1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   (C) Classifications - Certain prior year amounts have been reclassified to conform with the current year's presentation. The operating section of the Statements of Cash Flows for the nine months ended March 31, 1996 have been reclassified from the direct to the indirect method to conform with the 1997 presentation.

   (D) Allowance for Bad Debts - The Company recognizes bad debts on the allowance method. Bad debt allowance at March 31, 1997 and 1996 was $20,000.

   (E) Construction in Progress - Construction in progress includes development costs in conjunction with the acquisition of the El Rancho Hotel and Casino which the Company has capitalized. These costs include land and building acquisitions costs, interest, legal, consulting and other professional fees, other development and carrying costs in connection with the future development of the casino project. Such costs totaling approximately $53,000,000, include real property acquisition costs in the amount of approximately $43,500,000, development and carrying costs of approximately $6,900,000 and capitalized interest of $2,600,000 through March 31, 1997.

   (F) Goodwill - Goodwill is the excess of the cost of acquired
Freehold Raceway net assets over their fair value and is being amortized over 30 years under the straight line method.
Accumulated amortization at March 31, 1997 was $528,701.

   Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by analyzing the projected undiscounted cash flow from related operations.

   (G) Financing Costs - Deferred financing costs includes costs of $3,482,022 associated with the debt incurred to fund the purchase of the El Rancho property and $1,608,375 associated with warrants issued in connection with the purchase and financing of the casino project, net of amortization of $434,005 and $289,537, respectively, as of March 31, 1997. These costs of $5,090,397, net of amortization of $723,542, are being expensed over the five year lives of the loan and the warrants.

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

   (K) Concentrations of Credit Risk - As of March 31, 1997, financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and receivables arising primarily from event planning customers whose credit is routinely evaluated. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At March 31, 1997, the Company had approximately $2,500,000 on deposit in 6 institutions with an average of $315,000 at each institution that was subject to such risk. In addition, repurchase agreements of approximately $1,900,000 which are classified as restricted investments are not insured. The Company does not require collateral for its financial instruments.

(2)     OPINION OF MANAGEMENT

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1996.


(3)     NOTES AND MORTGAGES PAYABLE

Notes and Mortgages Payable are summarized below:



                                                March 31, 1997

                                Interest %          Current         Long-Term


ITB:

Foothill Mortgage (A)        Prime plus 2.75%
                                (current rate
                                      11.25%)     $  2,250,000   $  11,750,000

Foothill  Line of
 Credit (A)                  Prime plus 2.75%
                                (current rate
                                      11.25%)        1,200,000      14,776,000

Las Vegas Entertainment
Network, Inc. Mortgage                    8%               -0-      10,500,000


ITG:

Notes -Insurance Contracts           Various            59,967            -0-


Freehold  Raceway:

Seller's Mortgage            80% of Prime
                             (not to exceed
                                        6%)
                              (current rate
                                        6%)           625,000      10,625,000


Seller's Mortgage            80% of Prime
                             (current rate
                                     6.6%)            225,000       1,872,050


Note - Parking Lot                      8%            191,667         191,667

Notes - Telephone (B)              Various              3,521          21,709


Garden State Park:

Mortgage Note Payable (See
Note 11-A)                            10%                 -0-       3,000,000

Note Payable (See Note 11-A)          10%                 -0-       3,000,000

Notes-Insurance Contracts         Various              50,833             -0-

Notes - Telephone (B)             Various              25,992          65,802

Notes - Equipment (C)             Various             204,807         682,692

    Totals                                       $  4,836,787   $  56,484,920


Prime Rate at March 31, 1997 was 8.50
The weighted average interest rate on short-term borrowings outstanding as of March 31, 1997 was 9.4%.

   (A) On June 4, 1996, the Company closed on the financing of $30,000,000 from Foothill Capital Corporation ("Foothill") of Los Angeles, California. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway includes a $16,000,000 revolving credit line and a $14,000,000 Term Loan Mortgage. At March 31, 1997 the line of credit was drawn down in the amount of $15,976,000.

   The revolving credit line requires the Company to make quarterly principal payments of $400,000 beginning July 1, 1997. The loans mature in five years. Interest on the outstanding balance is payable monthly at a rate of 2.75% above the current published prime lending rate per annum. The Term Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance was paid monthly starting July 1, 1996 at a rate of 2.75% above the current published prime lending rate per annum.

   The Company is required to maintain not more than a one to one ratio of total liabilities to tangible net worth with a minimum tangible net worth of $70,000,000. In the event of a default in the terms of the agreement, the amounts due would be payable in full at that time and the Company would be required to pay a 2% premium of $600,000 calculated on the maximum amount of
the financing.   At March 31, 1997, the Company did not meet the
net worth ratio, however, Foothill subsequently waived the event of default. (See Note 11-C) The financing agreement also provides for the lender to receive a monthly service fee of $5,000, a .5% monthly fee on the unused portion of the line of credit, an annual facility fee of $300,000 and 200,000 shares of the Company's Common Stock.

   The total principal balance of the Revolving Credit Line and the Term Loan Mortgage as of March 31, 1997 was $29,976,000. For the nine month period ended March 31, 1997, interest of $2,135,464 associated with the Foothill mortgage and revolving line of credit was capitalized and will be expensed (over the estimated benefit period) upon the opening of a casino on the El Rancho property.

   (B) On September 17, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buyout of approximately $42,000 for a new telephone system at Freehold Raceway. On December 16, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $2,363 and an end buyout of approximately $66,000 for a new telephone system at Garden State Park. The Company recorded these transactions as capital leases. At March 31, 1997, $29,513 was classified as short term and $87,511 was classified as long term on these leases.

   (C) In July, 1996, the Company entered into an agreement with GE Capital Corporation with respect to financing $827,891 at an interest rate of 9.3% for the purchase of two new natural gas powered air conditioners at Garden State Park. The contract provides for sixty consecutive monthly installments of principal and interest of $17,067 beginning August 25, 1996. At March 31, 1997, $204,807 was classified as short term and $682,692 was classified as long term. Interest expense on the note for the nine month period ended March 31, 1997 was $26,153.

   (D) On August 20, 1996, the Company made a final principal payment of $1,405,000 on a note previously executed by Freehold
Raceway.

   (E) During the quarter ended March 31, 1997, the Company paid and capitalized $1,000,000 of fees associated with new financing for the development of the El Rancho Property and for working capital. These fees will be expensed over the life of the loan. (See Note 11-B)

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

   Freehold Raceway incurred a state income tax liability for the three and nine months ended March 31, 1997 and does not have the benefit of any state income tax loss carryforwards to offset this liability. A provision of $31,617 and $128,427 was made for the respective three and nine month periods for this liability.

A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:



                   Three Months ended March 31,   Nine Months ended March 31,

                      1997          1996             1997          1996


Income Taxes
at the Federal
Statutory Rate     $    -0-       $    -0-          $    -0-       $   -0-


Utilization of
Tax Depreciation        -0-            -0-               -0-           -0-


State Income Tax -
Net of Federal
Tax Benefit          31,617         20,650           128,427       142,925


Provisions for
Income Taxes       $ 31,617       $ 20,650        $  128,427     $ 142,925



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

   The Company has a net operating loss carryforward of approximately $171,600,000 at March 31, 1997, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, any deferred tax asset of approximately $53,500,000 is offset by an allowance of the same amount pursuant to SFAS No. 109 Accordingly, no deferred tax asset is reflected in these financial statements.

(5)     COMMITMENTS AND CONTINGENCIES

   The Company's wholly owned subsidiary, International Thoroughbred Gaming Development Corp ("ITG"), is responsible for implementing the development of casino gaming business opportunities. In January 1996, the Company purchased the El Rancho Hotel and Casino property from an unrelated party, Las Vegas Entertainment Network, Inc. ("LVEN"). The Company plans to develop the site through ITG's subsidiary, Orion Casino Corporation. The acquisition of the twenty-one acre El Rancho property, located on the Las Vegas strip, was purchased for $43.5 million in cash and notes, plus contingent consideration of up to $160 million (but not as a part of the purchase price), which is dependent on future "adjusted cash flows" as contractually defined, to LVEN for the development of the property by Orion. The purchase price of $43.5 million consisted of approximately $12.5 million paid in cash (exclusive of final adjustments) with the balance financed by: 1) a $6.5 million unsecured mortgage note at an 8% interest rate which was paid in fiscal 1996; 2) assumption of a $14 million first mortgage note due on December 20, 1996, which was also paid in fiscal 1996, secured by the land and building at a 13% interest rate; and 3) a $10.5 million second mortgage note, at an 8% interest rate, which is payable only to the extent that i)Orion's receipt of proceeds of any debt financing of the El Rancho property in excess of $55 million;
ii)the sale of the El Rancho property, prior to opening a casino on the property, with proceeds sufficient enough to cover: a) all principal, interest and other amounts and costs of whatever nature owing under the outstanding loans on the property; and b) the amount of all cash payments comprising a part of the purchase price plus $2 million and any and all reasonable documented costs, expenses and any additional investment in, or debt incurred in the furtherance of the development of, the property after ITB's purchase, together with an accrued return thereon in the amount of
eight percent (8%) per annum;   and iii) the holder's right to
receive payments of "Adjusted Cash Flow", as defined in the purchase agreement dated January 22, 1996. According to the agreement, the holder has the right to receive these payments only after Orion has first received: 1) one hundred percent (100%) of Adjusted Cash Flow until such time as it has recouped the aggregate amount of cash payments applied to the purchase price and payments, if any, made under the $6.5 million note and/or the
$10.5 million note;   2) $2 million plus any amounts that are
invested in the property after International Thoroughbred
Breeders, Inc.'s ( the "Company") purchase;   and  3)  interest at
eight percent (8%) per annum from the date of the investment on the investment and the $2 million. The purchase agreement for the El Rancho property provided that if, by October 25, 1996, the Company had not arranged for the necessary commitments to develop the "Starship Orion" project or a more modest project by the same
date, and if the seller, LVEN,   (i) arranged for the Refinance
Loan (as defined therein), and (ii) paid all associated costs and deposits into an escrow account for a minimum of six (6) month's interest on the refinanced or replaced Refinance Loan and up to a minimum of six (6) month's carrying costs for El Rancho, then LVEN may have had the non-exclusive right for up to one year (the "Option Period") to appoint (during the last quarter of the Option Period) an authorized licensed commercial real estate broker to arrange for the sale of the property or obtain a minimum of $55 million in financing to develop the property. During the Option Period, the Company would have continued to have the right to arrange for the financing to develop the El Rancho property. If such financing was arranged, LVEN's rights (if any) with respect to arranging for the appointment of an authorized licensed commercial real estate broker or refinancing would have terminated, as would any requirement to obtain LVEN's consent before the sale by the Company of the site. On October 25, 1996, LVEN advised the Company that it was asserting its rights afforded during the Option Period by arranging the prescribed escrow account. On October 28, 1996 the Company announced that LVEN forfeited its rights with respect to the purchase agreement because it failed to satisfy certain contractual pre-conditions. LVEN advised that it contested the Company's position. On February 4, 1997, the Company announced that all prior disagreements with LVEN regarding their development of the El Rancho property have been resolved and that preliminary construction is underway on a more modest project with a country and western theme to be known as "Countryland USA." Subject to the completion of the financing arrangements, it is expected that a casino opening will occur some time during the third quarter of fiscal 1998. It was estimated that the total cost of completion of "Starship Orion" project would be approximately $1 billion dollars and that the Company intended to develop the property with up to as many as six partners. To date the Company has not engaged any partners for its "Starship Orion" theme development. The Company has not abandoned the "Starship Orion" concept as of this date and is evaluating its use at this or another location to be determined.

   The Company engaged certain professional, legal, architectural and consulting services in connection with the Company's casino development. Capitalized costs of $57,852,300 as of March 31, 1997 are costs required for the casino development project.

   The Company is committed to yearly minimum carrying costs of the El Rancho property of approximately $8,000,000 per year for interest, bank loan fees, real estate taxes, security, maintenance, legal, professional, consulting and other related costs. Various demolition and construction contracts of approximately $1,000,000 have been executed for renovating a
portion of the existing structures.   These costs will increase
substantially if the Company is successful in obtaining financing it is seeking in order to complete the project.

   The Company made non-refundable deposits of $2,350,000 through the second quarter of fiscal 1997 for a proposed purchase of a parcel of land associated with the gaming development project. On October 21, 1996, the Company amended its agreement to extend the closing from on or before November 29, 1996 to and including December 27, 1996 under certain terms and conditions which included a provision that the Company be required to make an escrow deposit of $235,000 on or before October 31, 1996. On October 30, 1996, the Company perfected its election to extend the closing date with a deposit of the required funds. This deposit was fully earned by the seller on December 27, 1996. The purchase of the property would have allowed expanded frontage and room for future expansion and increased parking. The Company was unable to procure the additional financing in order to finalize the purchase. According to the contract, if the Company failed to secure adequate financing by a settlement date of December 27, 1996, deposits of $2,350,000 made to date in addition to the extension deposit of $235,000 would be forfeited. On January 9, 1997, the Company announced that it decided not to close on the acquisition of this parcel of land. The Company reported an expense for the six months ended December 31, 1996 of $2,585,000 associated with this decision.

   In connection with the purchase of the El Rancho project, and once the project has been developed, completed and opened, LVEN, the seller of the property, will retain the exclusive right to manage all aspects of Orion's Countryland USA entertainment or any other themed casino's entertainment activities subject to meeting certain profitability criteria. This would include; (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, rides and other non-gaming attractions of any kind or nature at the property site, (ii) arranging all advertising needs, and (iii) managing all other entertainment venues. The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVEN shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides LVEN with an annual fee of $800,000 subject to annual increases. LVEN will also receive an additional; (i) twenty-five percent (25%) of profits from entertainment activities, (ii) ten percent (10%) of the cost of all advertising placed by Orion, and (iii) booking fees equal to ten percent (10%) of gross compensation paid to talent.

   In December 1995, Garden State Race Track, Inc. entered into an agreement with an unaffiliated party, The Four B's of Vineland, New Jersey, to sell a 56 acre parking lot tract at the Garden State Park which is presently unused for racing purposes. The agreement originally called for a purchase price of $11 million for the property, subject to normal closing adjustments and provided for a closing on or before December 15, 1996 (which date was extended until June 15, 1997 following a deposit of $100,000 that was made on December 15, 1996). Closing is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site. On January 31,1997, the purchase agreement was amended to reflect a new purchase price of $9,000,000 and, if certain government approvals are subsequently obtained, the purchase price could increase by $2,000,000. The purchaser has deposited in escrow an irrevocable Letter of Credit in the amount of $375,000 in addition to the initial deposit previously made of $25,000 on December 15,1995 and the deposit of $100,000 made on December 15, 1996. In May 1997, the agreement was further amended to reflect that: 1) the closing to take place on or before July 21, 1997; 2) deposits totaling $500,000 are deemed non-refundable; 3) all fees and out of pocket expenses associated with the proposed Sun National Bank refinancing of the $6,000,000 mortgage loans secured by the property plus interest through August 21, 1997, shall be paid by the purchaser; 4) in the event the closing does not occur by July 21, 1997, all fees and expenses, up to $75,000, in connection with any subsequent refinancing of the Sun National Bank loan will be paid by the purchaser. The Company anticipates that the net proceeds from the sale will be approximately $2,300,000 after the $6,000,000 Sun note is paid. (See Notes 3 & 11-A)

   On November 2, 1995, Robert E. Brennan resigned as Director, as Chairman of the Board and as Chief Executive Officer of the Company. Mr. Brennan resigned these positions at the urging of the Company's Board of Directors based on actions taken by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state. The New Jersey Division of Gaming Enforcement ("Division") filed a complaint with the New Jersey Casino Control Commission ("Commission") seeking to prohibit the Company's two racetracks, Garden State Park ("Garden State") and Freehold Raceway ("Freehold") from conducting industry business with any casino licensees. Garden State and Freehold currently receive revenues from parimutuel wagering on races, including their own, simulcast to certain of the Atlantic City casinos. The Division based its complaint on the fact that Mr. Brennan, who is also a principal shareholder of the Company, had been found in a June 1995 decision by Judge Richard Owen of the United States District Court for the Southern District of New York in a civil action to be "liable for violating federal securities laws in the years 1982 to 1985." None of the alleged securities law violations involved the Company, its securities, or its operations. The Division claims that Mr. Brennan's participation in the Company's racetrack subsidiaries "would be inimical to the policies of the Casino Control Act" and according to the Division, this would disqualify him and the Company's two New Jersey racetracks from continued licensure with the Commission. Mr. Brennan has denied committing any violations of the federal securities laws and appealed Judge Owen's decision. On December 10, 1996, the ruling against Mr. Brennan was upheld by a federal appellate court.

   The Division subsequently indicated a willingness to seek to resolve the complaint provided that Mr. Brennan resign as Chairman of the Board, a director of the Company and as an officer of any of the Company's subsidiaries and provided further that Mr. Brennan enter into an agreement which would place his approximately 2,900,000 shares of the Company's Common Stock into an irrevocable dispositive trust, which would provide for the liquidation of all his shares. On November 6, 1996, the Commission, over Mr. Brennan's objections, accepted a proposed stipulation of settlement between Mr. Brennan and the Division requiring Mr. Brennan to place his shares into a liquidating trust contingent upon the approval, within sixty days thereafter, of the bankruptcy court overseeing Mr. Brennan's personal Chapter 11 bankruptcy proceeding. The liquidating trustee was to hold the shares in escrow and vote the shares in the same proportion as the other stockholders of the Company. The agreement required that the liquidating trustee dispose of the shares no later than October 19, 1997 in the absence of the occurrence of certain events. On January 8, 1997, the Company was advised that the federal bankruptcy court approved the sale of Mr. Brennan's shares to NPD, Inc. Closing on the sale of the shares was completed on January 15, 1997.

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

   On June 4, 1996, the Company closed on the financing of $30,000,000 from Foothill. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway includes a $16,000,000 revolving credit line and a $14,000,000 Term Loan Mortgage, used at settlement to pay off the $14,000,000 mortgage note referred above due on December 20, 1996. The maximum line of credit balance was restricted by $3,000,000 until such time that an approved settlement agreement had been reached concerning the shares of Common Stock then owned by Robert E. Brennan, the Company's former chairman. The restriction was released following the approved sale of Mr. Brennan's shares on January 15, 1997.
The revolving credit line requires that the Company make quarterly principal payments of $400,000 beginning July 1, 1997. Interest on the outstanding balance is payable monthly at a rate of 2.75% above the current published prime lending rate per annum. The Term Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance is payable monthly at a rate of 2.75% above the current published prime lending rate per annum. The credit facility contains financial and other covenants that require the Company to maintain certain standards with respect to: (i) minimum tangible net worth of $70,000,000 (as of March 31, 1997, the Company's tangible net worth was $71,449,078); and (ii) liabilities to tangible net worth ratio of not more than one to one (as of March 31, 1997, the Company's liability to tangible net worth ratio was 1.034 to 1.0). At March 31, 1997, the Company did not meet the liabilities to net worth ratio, however, Foothill subsequently waived the non-compliance. (See
Note 11-C) The credit facility also requires that additional purchase money financing and/or capital leases cannot exceed an aggregate $3,000,000.

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

   On August 19, 1996, the Company and its financial advisor, Standard Capital Group Inc. ("Standard Capital"), agreed to terminate their prior contractual relationship. In connection with the termination of the agreement, the Company paid Standard Capital all outstanding fees and expenses totaling $120,000 as of August 14, 1996. The Company, which had previously provided Standard Capital with 250,000 five year warrants, each exercisable to purchase one share of ITB Common Stock at an exercise price of $5.00, provided Standard Capital in connection with such termination with an additional 200,000 warrants, each identical to the initial warrants. Financing costs of $324,000 have been accounted for and expensed during the first half of fiscal 1997 for these warrants. During the quarter ended March 31, 1997, the Company paid $1,000,000 to Standard Capital Group to act as the Company's financial advisor and in order to render certain financial advisory and investment banking services to the Company with respect to potential transactions aimed at enabling the Company to capitalize on its existing growth opportunities and to maximize shareholder value. (See Note 11)

   On September 17, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buyout of approximately $42,000 for a new telephone system at Freehold Raceway. On December 16, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $2,363 and an end buyout of approximately $66,000 for a new telephone system at Garden State Park. The Company recorded these transactions as capital leases. (See Note 3-B)

   On September 26, 1996 the Board of Directors approved a three-year employment contract for Joel H. Sterns, Chairman of the Board. The contract provided for Mr. Sterns to serve on a full-time basis through the period ending on June 30, 1997 for an annual compensation of $384,000. The contract also provided that upon a "Termination Event", Mr. Sterns may be entitled to receive certain amounts. The removal of Mr. Sterns on November 4, 1996 prior to the expiration of his term was deemed a "Termination
Event" which, based on his employment contract, exposed the Company to a future potential liability and expense. On January
15, 1997, a settlement agreement was approved whereby Mr. Sterns accepted $252,000 in full and final settlement of all salary, reimbursable expenses and termination payments to which he may be entitled. Payments are scheduled to include: 1) $75,000 paid in January 1997; 2) $15,000 per month from February 1997 until
December 1997; and 3) a  payment of $12,000 in June 1997.  At
March 31, 1997, $147,000 has been accrued for these payments.

    On November 3, 1996 a group ("the Group") of shareholders, representing approximately 56% (of which Robert E. Brennan represented 25%) of the Company's outstanding Common Stock, filed a consent in accordance with Section 228 of the Delaware General Corporation law to remove certain directors and to elect four new directors to the board of the Company. Those immediately removed as directors were Joel Sterns, Chairman of the Board, Roger Bodman, Clifford Goldman, Steve Norton, Robert Peloquin and Arthur Winkler. Those elected as directors of the Company to fill the vacancies on the Board of Directors, each to serve until the next annual meeting of stockholders or until his successor was duly elected and qualified were: Frank A. Leo, John U. Mariucci, James
J. Murray and Frank Koenemund. At a meeting of the Board of Directors on November 5, 1996, Frank A. Leo was named Chairman of the Board.

   On December 5, 1996, NPD, Inc. ("NPD") entered into an agreement with Robert E. Brennan to purchase 2,904,016, or 24.9%, of the Company's Common Stock owned by Mr. Brennan. Following the purchase on January 15, 1997, the current directors of the Company other than Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray resigned and Nunzio P. DeSantis, Anthony Coelho, Michael C. Abraham, Kenneth Scholl and Joseph Zappala were appointed directors to serve until the next annual meeting of stockholders of the Company and until their successors are duly elected. Mr. Zappala's term did not commence until January 25, 1997. Mr. Coelho was named as the Company's Chairman and Mr. DeSantis was named the Company's Chief Executive Officer.

   On January 15, 1997, the Company obtained a commitment for a revolving $5,000,000 line of credit which may be called upon by the Company's Board of Directors. The Company believes that it is unlikely that the line of credit will be utilized due to restrictions in existing financing arrangements.

   Effective February 1, 1997, the Company accepted the resignation of Arthur Winkler, a Director and Executive Vice President of the Company and President of the racetrack subsidiaries. Mr. Winkler had been associated with the Company for the previous thirteen years. As conditions of the termination of his five year employment contract with the Company, Mr.
Winkler: 1) will be paid $200,000 over a twenty month period, $100,000 of which was paid on the effective date and $5,000 to be paid per month, commencing on February 1, 1997 until September 1,
1998;   2) surrendered 125,000 stock options previously granted to him at an exercise price of $5.875 per share; and 3) retained 200,000 options previously granted to him at an exercise price of $4.00 per share. (See Note 6). The Company expensed the entire compensation package of approximately $200,000 during the three months ended March 31, 1997.

(6)     STOCK OPTIONS AND WARRANTS

   (A)  EMPLOYEE AND DIRECTORS STOCK OPTIONS

   On December 20, 1996, the Company granted 425,000 options to certain employees and directors. On November 3, 1996, 200,000 stock options previously issued to two former directors, Mr. Peloquin and Mr. Goldman were forfeited as a result of their removal from the board of directors. (See Note 5) At March 31, 1997, total employee options outstanding were 1,825,000. Total compensation cost recognized against income for stock-based employee compensation awards was $97,558 and $-0- for the nine months ended March 31, 1997 and 1996, respectively. On January 20, 1997, the Company granted 450,000 options to certain employees and directors. On February 1, 1997, Mr. Winkler surrendered 125,000 stock options previously granted to him at an exercise price of $5.875 per share.

   (B)  NON-EMPLOYEE WARRANTS

   The Company issued 200,000 warrants in connection with the financing of the El Rancho property. Financing costs of $324,000 have been accounted for and expensed during the first half of fiscal 1997 for these warrants. At March 31, 1997, total non-employee options outstanding were 1,125,000. Total compensation cost recognized against income for stock-based non-employee compensation awards was $289,538 and $-0- for the nine months ended March 31, 1997 and 1996, respectively.


   As of March 31, 1997 and 1996 , outstanding warrants and stock options were as follows:



                                        March 31,

                                     1997                1996


                                   Related                Related
Expiration       Per Share         Parties    Others      Parties    Others
  Date              Price$         (000's)   (000's)      (000's)   (000's)

Term of
Employment(1)       5.875             200       -0-          325       -0-

3/14/01 (2)          5.00             -0-       200          -0-       200

3/14/01 (2)          5.25             -0-       200          -0-       200

6/4/01 (3)           5.00             -0-       250          -0-       -0-

1/24/06 (4)          4.00             325       -0-          325       -0-

4/23/06 (5)          4.00             -0-       275          -0-       -0-

4/23/06 (6)         4.625             225       -0-          -0-       -0-

5/14/06 (7)          4.00             200       -0-          -0-       -0-

8/14/01 (8)          5.00             -0-       200          -0-       -0-

12/20/06 (9)         4.00             400       -0-          -0-       -0-

12/20/01 (10)        4.00              25       -0-          -0-       -0-

1/15/07 (11)         5.00             450       -0-          -0-       -0-

                   Totals           1,825     1,125          650       400


(1) For a five year period between 12/20/94 to 12/20/99 to three employees, if employed.
(2)   Issued to two foreign banks in connection with two $3 million notes.
(3) Issued to Standard Capital in connection with the Foothill financing agreement.
(4) 25,000 options each issued to three directors, namely Mr. Bodman, Mr. Dees, and Mr. Quigley and two former directors namely, Mr. Fisher and Mr. Fitzpatrick and 200,000 options issued to Mr. Winkler, a former director and officer of the Company.
(5) 275,000 options issued to George E. Norcross III or his designee as a fee in connection with the El Rancho property.
(6) Issued 75,000 options each to three directors namely, Mr. Quigley (also an officer), Mr. Bodman and Mr. Dees.
(7)   Issued 200,000 options to Mr. Joel Sterns, the Company's former chairman.
(8)   Issued to Standard Capital in connection with the financing costs.
(9) Issued 200,000 options to Francis W. Murray, a director, and 200,000 options to Mr. Leo, the Company's former chairman.
(10)  Issued 25,000 options to Francis X. Murray, an employee, if employed.
(11) Issued 300,000 options to Francis W. Murray, a director, 25,000 options each issued to three former directors, namely Mr. Koenemund, Mr. Mariucci, and Mr. Murray, 25,000 to Mr. Francis X. Murray, an employee, and 50,000 to Edward Ryan, an employee if employed.

(7)   INVESTMENTS

   Short term investments, classified as cash equivalents, consist of trading securities. Investment income consists of interest income and realized and unrealized gains on trading securities.
In computing the realized gain, cost was determined under the specific identification method. At March 31, 1997, $40,000 was classified as short term investments.

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

   At March 31, 1997, the Company held approximately $1,980,960, which was classified as restricted cash an investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and unclaimed ticketholder winnings, all of which are classified as accounts payable.

   Investment income for the three months ended March 31, 1997 includes an unrealized loss of $80,000 on trading securities. Investment income for the three months ended March 31, 1996 includes an unrealized holding gain of $40,000 on trading securities. Investment income for the nine months ended March 31, 1997 includes a net unrealized holding loss of $40,000 which consists of an unrealized holding loss of $80,000 on trading securities recognized during the third quarter of the fiscal year offset by unrealized holding gains of $35,000 and $5,000 recognized during the first and second respective quarters of the
fiscal year.   Investment income for the nine months ended March
31, 1996 includes a net unrealized holding loss of $140,000 which consists of an unrealized holding loss of $230,000 on trading securities recognized during the second quarter of the 1996 fiscal year offset by unrealized holding gains of $50,000 and $40,000 recognized during the first and third respective quarters of the 1996 fiscal year. Interest income for the three and nine months ended March 31, 1997 was $371,673 and $461,049, respectively, and $75,368 and $358,998 for the respective three and nine month periods in fiscal 1996.

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

(9)   NET INCOME PER SHARE

   Income (loss) per share for the three and nine month periods ended March 31, 1997 and 1996 is computed on the weighted average number of shares outstanding. The Convertible Preferred Stock has not been included in the computations because the conversion period has expired. Outstanding Stock Options of 2,950,000 which are considered common stock equivalents for fiscal 1997 were not included in the computation of average shares outstanding because their inclusion would be anti-dilutive. Fully diluted loss per share has not been shown since such amount would not be dilutive. The number of shares used in the computations were 11,651,510 and 11,451,462 for the three months ended March 31, 1997 and 1996, respectively and for the respective nine month periods were 11,651,527 and 10,214,702.

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

   As more fully discussed in Notes 1-(E) & 5, the Company has incurred approximately $53 million in construction and related costs associated with its El Rancho/Orion project. The Company is still in the process of obtaining financing for this project. While the Company intends to proceed with this casino project, any significant reduction in financing will result in a more modestly scaled project. Application of SFAS No. 121 could prospectively result in a write-down of costs incurred on the project if there is any significant decrease in the market value of the property; any significant adverse change in business climate; or any accumulation of costs significantly in excess of amounts expected to complete the project.

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

   The FASB has issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS by entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS No. 128 is not expected to have a material impact on the Company's financial statements.

   The FASB has issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129 is applicable to all entities, whether or not they have publicly held stock. SFAS No. 129 contains no change in disclosure requirements for companies that were subject to the previously existing requirements found in APB Opinion No. 15, Earnings Per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations. However, the requirements have been consolidated in SFAS No. 129. SFAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997.

(11)  SUBSEQUENT EVENTS

      A. In May 1997 various amendments were executed to the agreement to sell a 56 acre parking lot tract at Garden State Park to The Four B's of Vineland, New Jersey, including the extension of the closing until July 21, 1997 and the non-refundable deposits of $500,000; (See Note 5) In consideration for amending the agreement, the purchaser has agreed to a refinancing with Sun National Bank ("SUN") of the $6,000,000 foreign notes on the tract of land. The Company anticipates that, subject to the receipt of certain consents from the Company's existing and potential new lenders, that the refinancing with SUN will close shortly. The Company anticipates that the net proceeds from the sale will be approximately $2,300,000 after the $6,000,000 Sun note is paid.  (See Notes 3 & 5)

      B. The Company is negotiating a loan with Credit Suisse First Boston Mortgage Capital LLC for $55,000,000. The Company expects to close the Credit Suisse loan shortly. The Company will use the proceeds of the loan for the purpose of refinancing various loans, including Foothill, affecting the Company's properties, funding certain working capital needs, and funding certain development costs of the El Rancho property. (See Notes 3 & 5)

      C. On May 19, 1997, the Company was advised by Foothill that it waived the Company's non-compliance with financial covenants for the fiscal quarter ended March 31, 1997. The waiver is effective until May
31, 1997, at which time, if the obligations owed to Foothill have not been paid in full by the Company, Foothill reserves its rights to take additional action.

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                          AND SUBSIDIARIES

         REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996



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


              REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
of International Thoroughbred Breeders, Inc.
            and Subsidiaries



   We have reviewed the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc., and subsidiaries as of March 31, 1997, and the related consolidated statement of shareholders' equity for the nine month period then ended, the consolidated statements of operations for the three and nine month periods ended March 31, 1997 and 1996, and the consolidated statement of cash flows for the nine month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

   We have previously audited, in accordance with generally accepted auditing standards, the accompanying consolidated balance sheet as of June 30, 1996, presented herein for comparative purposes, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 23, 1996, we expressed an unqualified opinion on those consolidated financial statements.



                           MOORE STEPHENS, P.C.
                           Certified Public Accountants


Cranford, NJ
May 15, 1997


OPERATIONS

   Total revenues for the three months ended March 31, 1997 and 1996 were $18,951,845 and $17,982,640 respectively. Total revenues for the nine months ended March 31, 1997 and 1996 were $53,256,297 and $52,235,057 respectively. The $969,205 or 5.4%
increase in revenues for the third quarter of the fiscal year are primarily the result of an increase in revenues generated by Freehold Raceway and Garden State Park during the third quarter of the 1997 fiscal year as compared to the same quarter in fiscal 1996 when severe weather conditions forced the cancellation of 10 scheduled days at Garden State Park and 6 scheduled days at Freehold Raceway. The $1,021,240 or approximate 2% increase in revenues during the nine month period is primarily the net result of the an increase in revenues generated by Freehold Raceway partially offset by a decrease in revenues generated by Garden State Park during the comparable periods.

   Total expenses for the three and nine months ended March 31, 1997 and 1996 increased $1,404,053 or 7% and $5,962,862 or 11%, respectively, primarily as a result of: 1) a write off of $2,585,000 in deposits associated with the option to purchase a parcel of land adjoining the El Rancho property in Las Vegas;
2) an increase in corporate expenses primarily associated with the
Company's involvement in gaming development projects;   3) an
increase in interest expense and financing costs primarily resulting with the debts incurred to finance the casino project and continuing operations; and 4) an increase in expenses associated with the increase in the number of race days during the comparable periods.

   The Company incurred a net loss from operations before taxes of $1,565,730 and $5,093,229 for the respective three and nine month periods ended March 31, 1997 as compared to a net loss from operations before taxes of $1,130,882 and $151,607 for the comparable periods in fiscal 1996. The net increase in losses for the three and nine month periods primarily resulted from: 1) an
increase in net income generated by Freehold Raceway;   2) an
increase in net losses realized by Garden State Park as compared to the prior fiscal year; and 3) an increase in losses associated with the casino development projects as discussed above.

   Depreciation and amortization expense for the three and nine months ended March 31, 1997 was $719,252 and $2,000,528 as compared to $356,872 and $1,087,128 for the comparable periods in fiscal 1996 reflecting a $362,380 and $913,400 increase primarily as a result of increased costs associated with Company stock options granted during fiscal 1997.

Garden State Park:

   Quarterly and year-to-date net operating income and losses at Garden State Park for the current fiscal year as compared to last year are as follows:


                           Net Income (Loss)            Net Increase

                     Fiscal 1997     Fiscal 1996         (Decrease)


1st Quarter         $  (122,928)       $  66,313       $  (189,241)

2nd Quarter              356,070         187,723            168,347

3rd Quarter          (1,839,523)     (1,567,751)          (271,772)

Year to Date       $ (1,606,381)    $(1,313,715)       $  (292,666)


   During the fiscal quarter ended March 31, 1997, Garden
State's revenue increased $167,298 or 2% from $7,794,056 for the third quarter of fiscal 1996 to $7,961,354 for the comparable quarter in fiscal 1997, primarily as a result of the net effect of the increased revenues associated with the increased number of race dates as compared to the same quarter in fiscal 1996 when severe weather conditions forced the cancellation of 10 scheduled days partially offset by a decrease in revenues generated by live on-track racing and simulcasting. Total expenses for the third quarter of fiscal 1997 increased $439,070 or 5% from $9,361,807 for the third quarter of fiscal 1996 to $9,800,877 for the comparable quarter in fiscal 1997 primarily as a result of the increase in the number of live racing dates. The net effect of increased revenues and expenses primarily accounted for the track's net loss of $1,839,523 for the three months ended March 31, 1997, an increased loss of $271,772 from a loss of $1,567,751 during the three months ended March 31, 1996.

   During the nine months ended March 31, 1997 Garden State's revenue decreased $586,781 or 2% when compared to the same period last year, primarily reflecting a decrease in revenues generated by live on-track racing and simulcasting partially offset by the net increase in revenues from the increase in race dates during the third quarter as discussed above. Expenses decreased $294,115 for the nine months ending March 31, 1997 when compared to the same period last year. Garden State Park realized a loss, before interest due to the parent, of $1,606,381 for the nine month period ended March 31, 1997 as compared to a loss of $1,313,715 for the nine months ended March 31, 1996.
   On-track wagering during the 1997 Thoroughbred Meet, through March 31, 1997, averaged $148,999 over 39 dates of live racing.
During the 1996 Thoroughbred Meet, through March 31, 1996, on-track wagering averaged $163,000 over 33 dates of live racing.

ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Garden State Park as well as wagering on Garden State Park races simulcast to other racing facilities and the Atlantic City Casinos for the nine month fiscal periods from July 1, 1996 thru March 31, 1997 and July 1, 1995 thru March 31, 1996:


                   Approximate Commission
                       % of handle                DAILY AVERAGES
HARNESS MEETS
                                             Fiscal 1997    Fiscal 1996

Attendance                                      2,206             2,434

Live Handle               13.4%          $    154,242     $     182,103

Simulcast
Sending Signal:

  New Jersey
  Tracks (Avg.%)           3.3%          $    342,124     $    391,232

  Atlantic City
  Casinos                  4.4%          $     25,609     $     36,553

  Out-of-State
  Tracks                   1.5%          $    888,891     $    929,190

Combined Handles                         $  1,410,867     $  1,539,079

Number of Live
Race Days                                          55              53


THOROUGHBRED MEETS

Attendance                                      2,857            2,745

Live Handle               12.5%          $    148,999       $  163,000

Simulcast
Sending Signal:

  New Jersey
  Tracks (Avg.%)          3.4%           $   187,954       $   269,913

  Atlantic City
  Casinos                 4.4%           $    22,319       $    29,276

  Out-of-State
  Tracks                  1.5%           $  588,668        $   923,388

Combined Handles                         $  947,942        $ 1,385,576

Number of Live
Race Days                                        39                 33


The following summarizes average handles experienced by Garden
State Park in connection with receiving simulcasts for the nine month fiscal periods from July 1, 1996 thru March 31, 1997 and July 1, 1995 thru March 31, 1996:


                              AVERAGE DAILY SIMULCAST HANDLES

                              Fiscal 1997              Fiscal 1996

From Tracks *:           # of days      ( $)    # of days         ( $)

New Jersey Tracks:

    Monmouth      (T)           46    57,088           48       70,985
    Atlantic City (T)           35    42,490           38       46,048
    Meadowlands   (T)           68    56,256           66       76,023
    Freehold      (S)          167    23,340          160       27,628
    Meadowlands   (S)          106    57,481          103       71,769

Out-of-State
Tracks:         (T,S)          274   237,951              269  241,856


TOTAL RECEIVING
HANDLE                            83,127,833                87,046,749


(T) = Thoroughbred, (S) = Standardbred    *The commission percentage of
handle averaged approximately 11.3% of total handles on simulcasting received during the nine months ended March 31, 1997.


  Garden State Park's 1996 Thoroughbred Meet began on January
1, 1997 and is scheduled to run through May 23, 1997. Racing was conducted three times a week during the month of January, Friday and Saturday nights and Sunday and holiday Monday afternoons until April 3, 1997 when the Sunday afternoon race days were discontinued and replaced by Thursday night racing which is scheduled to continue for the remainder of the 63 date race meet.

  The Company has received approval from the New Jersey Racing
Commission to run a 51 night harness meet from September 5 through December 12, 1997.


Freehold Raceway:

  The Company conducts Harness Racing through Freehold Racing
Association, Inc. ("FRA") and Atlantic City Harness, Inc. ("ACH"), the operating companies of Freehold Raceway.

  During the three months ended March 31, 1997, Freehold
Raceway's revenue increased $663,425 or 7% when compared to the same period last year, primarily reflecting the net effect of:
1) increased revenues associated with the increased number of race dates as compared to the same quarter in fiscal 1996 when severe weather conditions forced the cancellation of 6 scheduled days;
2) an increase in revenues generated from the simulcasting into Freehold from out-of-state racetracks; partially offset by 3) a decrease in revenues generated from the simulcasting of Freehold's races into other racetracks and a decrease in revenues generated
by live on-track racing;   and  4) a decrease in revenues
generated by simulcasting into Freehold from other New Jersey racetracks. Expenses increased $243,490 or 3% for the three months ending March 31, 1997 when compared to the same period last year primarily as a result of an increase in operating expenses associated with the increase in the number of race days. The increase in revenues and in expenses primarily accounted for the racetrack realizing net income from operations of $1,527,869 for the three months ended March 31, 1997 as compared to income of $1,107,934 during the three months ended March 31, 1996.

  During the nine months ended March 31, 1996 Freehold
Raceway's revenue increased $1,504,983 or 5% when compared to the same period last year, primarily reflecting the net effect of: 1) the increase in the number of race days during the third quarter
of this fiscal year;   2) an increase in revenues generated from
the simulcasting into Freehold from out-of-state racetracks; partially offset by 3) the decrease in revenues generated by simulcasting and live on-track racing as discussed above.
Expenses increased $1,198,211 or 5% for the nine months ending March 31, 1997 when compared to the same period last year
primarily as a result of an increase in operating expenses.   As a
result of increased revenues and expenses, Freehold Raceway realized income of $3,945,622 for the nine months ended March 31, 1997 as compared to income of $3,638,850 for the comparable period in fiscal 1996.

  Quarterly and year-to-date net income at Freehold Raceway for the current fiscal year as compared to net income for last year are as follows:

                              Net Income                     Net Increase
                 Fiscal 1997               Fiscal 1996           (Decrease)

1st Quarter     $  1,242,275              $    786,069           $  456,206

2nd Quarter        1,175,478                 1,744,847            (569,369)

3rd Quarter        1,527,869                 1,107,934              419,935

Year-to-Date    $  3,945,622               $ 3,638,850           $  306,772



   During Fiscal 1997, Freehold Raceway will race under two separate identities. FRA raced 100 days from August 15, 1996 thru December 31, 1996. ACH will race 106 days from January 1, 1997 through May 26, 1997.

   ATTENDANCE AND HANDLES - The following summarizes average daily attendance and wagering at Freehold Raceway as well as wagering on Freehold Raceway races simulcast to other racing facilities and the Atlantic City Casinos for the nine month fiscal periods from July 1, 1996 thru March 31, 1997 and July 1, 1995 thru March 31, 1996:


                   Approximate Commission
                       % of handle                   DAILY  AVERAGES


FRA HARNESS MEETS                                Fiscal 1997     Fiscal 1996

Attendance                                             2,161           2,286

Live Handle                    9.3%              $   248,819    $    283,361

Simulcast Sending Signal:

  New Jersey Tracks (Avg. %)  3.6%               $   154,472    $    170,226

  Atlantic City Casinos       4.4%               $    23,947    $     23,547

  Out-of-State Tracks         1.5%               $   347,626    $    392,705

Combined Handles                                 $   787,096    $    869,839

Number of Live Race Days                                 100              99


ACH HARNESS MEETS

Attendance                                             2,032           1,971

Live Handle                 9.3%                 $   209,956    $    241,099

Simulcast Sending Signal:

  New Jersey Tracks
  (Avg. %)                 3.6%                  $  165,345     $    175,620

  Atlantic City Casinos    4.4%                  $   21,035     $     22,430

  Out-of-State Tracks      1.5%                  $  393,277     $    383,131

Combined Handles                                 $  789,613     $    822,280

Number of Live Race Days                                 65               61


   The following summarizes average handles experienced by Freehold Raceway in connection with receiving simulcasts for the nine month fiscal periods from July 1, 1996 thru March 31, 1997 and July 1, 1995 thru March 31, 1996:


                   AVERAGE DAILY SIMULCAST HANDLES

                                Fiscal 1997                 Fiscal 1996

From Tracks *:              # of days      ( $)         # of days         ( $)


New Jersey Tracks:

  Garden State Park  (S)          55    71,393                53        80,887

  Garden State Park  (T)          39    23,412                33        24,664

  Meadowlands        (S)         106   109,296               103       123,087

  Meadowlands        (T)          68    42,204                66        51,717

  Atlantic City      (T)          35    24,970                38        37,932


Out-of-State
Tracks             (T,S)         271   259,958               258       218,907


TOTAL
RECEIVING HANDLE                    88,064,190                      79,111,631


(T) = Thoroughbred, (S) = Standardbred    *The commission percentage
of handle averaged approximately 11.0% of total handles on simulcasting received during the nine months ended March 31, 1997.


LIQUIDITY AND FINANCIAL RESOURCES

  The Company's working capital (deficit), on a consolidated basis, as of March 31, 1997, was ($6,599,485) which represents a decrease of approximately $12,000,000 from the March 31, 1996 working capital (deficit) of ($18,508,387). This working capital deficit decrease is primarily the result of the refinance of a $14,000,000 short term mortgage associated with the purchase of the El Rancho Hotel into long term debt which has the effect of classifying $12,500,000 of the previous short term liability as long term.

  The Company's cash flows provided by operations were $788,363 during the nine months ended March 31, 1997 compared to cash provided from operations of $3,781,892 for the comparable period in fiscal 1996. The decrease of $2,993,529 was primarily the result of the expense of writing off deposits of $2,585,000 associated with the forfeited option to purchase additional land adjoining the El Rancho project during the three months ended December 31, 1996.

    Cash used for investing activities was $8,232,786 during the nine months ended March 31, 1997 compared to $15,350,656 for the comparable period in fiscal 1996. The decrease was primarily the result of a decrease in expenditures for casino development of $7,328,928 in addition to $2,115,000 for deposits associated with the forfeited option to purchase additional land adjoining the El Rancho project and a decrease of $1,721,093 in cash used for improvements at the two racetrack properties.

  Cash provided by financing activities was $6,318,270 for the nine months ended March 31, 1997 compared to cash provided during the comparable period in fiscal 1996 by financing activities of $3,739,184. During the nine months ended March 31,1996, the Company raised $5,438,162 through a Regulation S offering of the Company's Common Stock in addition to refinancing a $6,500,000 short term note with long term debt. During the nine months ended March 31, 1997, cash was generated from debt financing of $8,725,371 primarily associated with the revolving credit line with Foothill Capital Corporation and from note proceeds of $827,891 in borrowings in connection with new air conditioning equipment at Garden State Park. Also during fiscal 1997, there was an increase in principal payments of $2,036,014 primarily as a result of a final payment of $1,405,000 on a note previously executed by Freehold Raceway and $657,450 of principal payments made on short term financing.

  Restricted Cash and Investments of $1,980,960 as of March
31, 1997 consisted of horsemen's deposits held by the racetrack for race nominations, purse winnings, and funds held for uncashed mutuel ticket sales due to the patrons or government authorities. These balances are offset with the Company's accounts payable. As restricted cash these cash funds are not available for Company operations.

  On June 4, 1996, the Company closed on the financing of $30,000,000 from Foothill. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway includes a $16,000,000 revolving credit line and a $14,000,000 Term Loan Mortgage, used at settlement to pay off the $14,000,000 mortgage
note referred above due on December 20, 1996.   The maximum line
of credit balance was restricted by $3,000,000 until such time that an approved settlement agreement had been reached concerning the shares of Common Stock then owned by Robert E. Brennan, the Company's former chairman. The restriction was released following the approved sale of Mr. Brennan's shares on January 15, 1997.
The revolving credit line requires that the Company make quarterly principal payments of $400,000 beginning July 1, 1997. Interest on the outstanding balance is payable monthly at a rate of 2.75% above the current published prime lending rate per annum. The Term Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance is payable monthly at a rate of 2.75% above the current published prime lending rate per annum. The credit facility contains financial and other covenants that require the Company to maintain certain standards with respect to: (i) minimum tangible net worth of $70,000,000 (as of March 31, 1997, the Company's tangible net worth was $71,449,078); and (ii) liabilities to tangible net worth ratio of not more than one to one (as of March 31, 1997, the Company's liability to tangible net worth ratio was 1.034 to 1.0). At March 31, 1997, the Company did not meet the liabilities to net worth ratio, however, Foothill subsequently waived the non-compliance. The credit facility also requires that additional purchase money financing and/or capital leases cannot exceed an aggregate $3,000,000.

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

  On January 15, 1997, the Company obtained a commitment for a revolving $5,000,000 line of credit which may be called upon by the Company's Board of Directors. The Company believes that it is unlikely that the line of credit will be utilized due to restrictions in outside financing arrangements.

  In May 1997 various amendments were executed to the agreement to sell a 56 acre parking lot tract at Garden State Park to The Four B's of Vineland, New Jersey, including the extension of the closing until July 21, 1997 and the non-refundable statis of the deposits of $500,000. In consideration for amending the agreement, the purchaser has agreed to a refinancing with Sun National Bank ("SUN") of the $6,000,000 foreign notes on the tract of land. The Company anticipates that, subject to the receipt of certain consents from the Company's existing and potential new lenders, that the refinancing with SUN will close shortly. The Company anticipates that the net proceeds from the sale will be approximately $2,300,000 after the $6,000,000 SUN note is paid.

  The Company is negotiating a loan with Credit Suisse First Boston Mortgage Capital LLC for $55,000,000. The Company expects to close the Credit Suisse loan shortly. The Company will use the proceeds of the loan for the purpose of refinancing various loans, including Foothill, affecting the Company's properties, funding certain working capital needs, and funding certain development costs of the El Rancho property.

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



              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                          AND SUBSIDIARIES

                               PART II

                          OTHER INFORMATION

Item 6.     Reports on Form 8-K

  During the quarter ended March 31, 1997 the registrant filed a current report on Form 8-K dated January 15, 1997 reporting the following:

        Item 1 - Changes in Control of Registrant

                 The acquisition from Robert E. Brennan of
                 2,904,016 shares of the Company's Common Stock by NPD, Inc., a Delaware corporation.

        Item 7 - Financial Statements and Exhibits

                 Stock Purchase Agreement by and between Robert
                 E. Brennan and NPD*

                 Revolving Loan Agreement by and between Nunzio
                 P. DeSantis and ITB*

*Incorporated by reference from exhibits filed with NPD's Schedule 13D dated January 15, 1997.


              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                          AND SUBSIDIARIES

                             SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              INTERNATIONAL THOROUGHBRED BREEDERS, INC.




May 20, 1997               /s/Robert J. Quigley
                           Robert J. Quigley
                           President




May 20, 1997               /s/William H. Warner
                           William H. Warner
                           Treasurer, Principal Financial and
                           Accounting Officer