Form 10-Q/A
period 1996-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1998-05-22
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                FORM 10-Q/A


                    AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
            (Exact name of registrant as specified in charter)

                      Commission File Number: 0-9624

                              AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items of its Quarterly Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto and by deleting the previously filed Accountants Review Reports.

Amending Part I

Item I - Financial Statements

Item II - Managements Analysis of Financial Condition and Results of Operation


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                       International Thoroughbred Breeders, Inc.

                        [Registrant]


                       By/s/Anthony Coelho
                         Anthony Coelho, Chairman of the Board


                       By/s/Nunzio P. DeSantis
                         Nunzio P. DeSantis, President and Chief
                         Executive Officer


                       By/s/William H. Warner
                         William H. Warner, Principal
                         Financial and Accounting Officer
Date: May 22, 1998






                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                ASSETS

                                          September 30,
                                              1996           June 30,
                                          (UNAUDITED)          1996

CURRENT ASSETS:
  Cash and Cash Equivalents             $    3,680,921  $    4,216,356
  Restricted Cash and Investments            2,566,609       2,971,538
  Prepaid Expenses                           1,062,125       1,205,951
  Accounts Receivable                        2,984,755       1,892,941
  Other Current Assets                         157,184         366,656

       TOTAL CURRENT ASSETS                 10,451,594      10,653,442

LAND, BUILDINGS AND EQUIPMENT:
  Land and Buildings                        69,111,811      69,093,719
  Construction In Progress                  51,881,493      48,736,200
  Equipment                                  5,242,652       4,376,889

                                           126,235,956     122,206,808

  LESS: Accumulated Depreciation
         and Amortization                    3,218,673       2,858,439

TOTAL LAND, BUILDINGS AND EQUIPMENT, NET   123,017,283     119,348,369

LAND AND IMPROVEMENTS HELD FOR SALE, NET     6,732,177       6,719,327


OTHER ASSETS:

  Deposits and Other Assets                    382,935         340,507
  Deferred Financing Costs, Net              3,798,999       4,667,415
  Goodwill, Net                              3,124,224       3,151,872

       TOTAL OTHER ASSETS                    7,306,158       8,159,794

TOTAL ASSETS                            $  147,507,212  $  144,880,933

See Notes to Consolidated Financial Statements.



               INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
              AS OF SEPTEMBER 30, 1996 AND JUNE 30, 1996

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30,
                                             1996       June 30,
                                          (UNAUDITED)    1996

CURRENT LIABILITIES:

  Accounts Payable                      $   4,498,319   $  4,837,191
  Accrued Expenses                          4,598,290      3,056,236
  Purses Payable                            2,049,850      1,963,150
  Current Maturities of Long-Term Debt      2,786,507      3,214,100
  Deferred Revenue                          2,205,903      1,499,449

       TOTAL CURRENT LIABILITIES           16,138,869     14,570,126


LONG-TERM DEBT, Net of Current Portion     53,064,747     50,992,702

COMMITMENTS AND CONTINGENCIES                  -              -

SHAREHOLDERS' EQUITY:

  Series A Preferred Stock
  $100.00 Par Value,
  Authorized 500,000 Shares,
  Issued and Outstanding,
  362,463 and 362,462 Shares,
  Respectively                             36,246,275     36,246,175

  Common Stock
  $2.00 Par Value, Authorized
  25,000,000 Shares,
  Issued and Outstanding,
  11,651,498 and 11,651,487 Shares,
  Respectively                             23,302,995     23,302,973

  Capital in Excess of Par                 16,463,880     16,111,652

  Retained Earnings (Deficit)
  (subsequent to June 30, 1993,
  date of quasi-reorganization)             2,458,102      3,829,336

       TOTAL                               78,471,252     79,490,136

  LESS: Deferred Compensation, Net            167,656        172,031

       TOTAL SHAREHOLDERS' EQUITY          78,303,596     79,318,105


TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                     $147,507,212   $144,880,933


See Notes to Consolidated Financial Statements.

               INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                              (UNAUDITED)

                                           Preferred
                                           Number of
                                             Shares         Amount

BALANCE - JUNE 30, 1996                       362,462  $  36,246,175

   Financing Costs for Warrants Issued
    in Connection with Debt Financing            ---        ---

   Shares Issued for Fractional Exchanges
     With Respect to the
     One-for-twenty Reverse Stock Split              1           100
     effected on March 13, 1992

   Amortization of Deferred
     Compensation Costs                          ---        ---

   Net Loss for the Three Months
    Ended September 30, 1996                     ---        ---


BALANCE - SEPTEMBER 30, 1996                  362,463  $  36,246,275



                                             Common
                                            Number of
                                             Shares          Amount

BALANCE - JUNE 30, 1996                    11,651,487  $   23,302,973

   Financing Costs for Warrants Issued
    in Connection with Debt Financing         ---             ---

   Shares Issued for Fractional Exchanges
    With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                     11             22

   Amortization of Deferred
   Compensation Costs                         ---             ---

   Net Loss for the Three Months
    Ended September 30, 1996                  ---             ---



BALANCE - SEPTEMBER 30, 1996               11,651,498   $  23,302,995



                                            Capital
                                           in Excess       Retained
                                             of Par        Earnings

BALANCE - JUNE 30, 1996                   $16,111,652   $   3,829,336

   Financing Costs for Warrants Issued
    in Connection with Debt Financing         352,350         ---

   Shares Issued for Fractional Exchanges
    With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                  (122)         ---

   Amortization of Deferred
     Compensation Costs                          ---          ---

   Net Loss for the Three Months
    Ended September 30, 1996                     ---      (1,371,235)


BALANCE - SEPTEMBER 30, 1996              $16,463,880   $   2,458,102



                                            Deferred
                                           Compensation     Total

BALANCE - JUNE 30, 1996                   $ (172,031)   $  79,318,105

   Financing Costs for Warrants Issued
    in Connection with Debt Financing          ---            352,350

   Shares Issued for Fractional Exchanges
    With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                 ---            ---

   Amortization of Deferred
    Compensation Costs                         4,375            4,375

   Net Loss for the Three Months
    Ended September 30, 1996                   ---        (1,371,235)


BALANCE - SEPTEMBER 30, 1996              $ (167,656)   $  78,303,596


               INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (UNAUDITED)

                                              Three Months Ended
                                                 September 30,
                                               1996          1995

REVENUES:

  Revenue from Operations                 $  14,246,944 $   13,562,753
  Investment Income                              84,018        192,365

        TOTAL REVENUES                       14,330,962     13,755,118



EXPENSES:

  Cost of Revenues:

    Purses                                    3,904,373      3,678,809
    Operating Expenses                        7,647,154      7,454,597
    Depreciation & Amortization                 392,256        354,615
  General & Administrative Expenses           2,432,199      2,101,294
  El Rancho Property Development
    Carrying Costs                              393,125              0

        TOTAL EXPENSES                       14,769,107     13,589,315

OPERATING (LOSS) INCOME                       (438,145)        165,803

OTHER EXPENSES:

  Interest Expense                              693,838        285,419
  Amortization of Financing Costs               200,041              0

        TOTAL OTHER EXPENSES                    893,879        285,419


(LOSS) BEFORE INCOME TAXES                  (1,332,024)      (119,616)
  Income Tax Expense                             39,210         30,800

NET (LOSS)                                  (1,371,234)      (150,416)

NET (LOSS) PER SHARE                      $      (0.12) $       (0.02)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                          11,651,495      9,551,394


See Notes to Consolidated Financial Statements.

               INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (UNAUDITED)

                                              Three Months Ended
                                                 September 30,
                                               1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:

 NET (LOSS)                               $ (1,371,234) $  (150,416)

 Adjustments to reconcile net (loss)
 income to net cash
 provided by operating activities:

    Depreciation and Amortization               592,298      354,615
    Compensation for Options and
       Warrants Granted                         352,350            0
    Other                                             0      (5,000)
    Changes in Assets and Liabilities -
       Decrease in Restricted Cash and
       Investments                              404,929      617,364
       (Increase) in Accounts Receivable    (1,091,814)    (278,797)
       Decrease (Increase) in Other Assets      209,472      (1,781)
       Decrease in Prepaid Expenses             339,972      308,364
       Increase in Accounts and Purses
       Payable and Accrued Expenses           1,289,882    1,855,731
       Increase in Deferred Revenue             706,454      963,649

 NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                    1,432,309  3,663,729


CASH FLOWS FROM INVESTING ACTIVITIES:

    Development of El Rancho Property         (660,916)            0
    Deposits on Purchase of Land            (1,880,000)            0
    Capital Expenditures at Racetracks        (702,851)    (147,043)
    (Increase) Decrease in Other
      Investments                              (42,428)       28,848

 NET CASH (USED IN) INVESTING ACTIVITIES    (3,286,195)    (118,195)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of
    Long Term Notes                             827,891            0
    Proceeds from Line of Credit - Foothill   2,640,908            0
    Deferred Financing Costs                   (82,376)            0
    Principal Payments on Short Term Notes    (340,921)            0
    Principal Payments on Long Term Notes   (1,727,051)    (179,100)


 NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                         1,318,451    (179,100)


NET (DECREASE) IN CASH AND CASH EQUIVALENTS   (535,435)    3,366,434

 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                            4,216,356   11,801,294

 CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 3,680,921 $ 15,167,728

 Supplemental Disclosures of
 Cash Flow Information:

    Cash paid during the period for:
    Interest                              $     735,917 $     85,487
    Income Taxes                          $         710 $     23,400

 Supplemental Schedule of Non-Cash Investing and FinancingActivities:

 During the three months ended September 30, 1996 and 1995, the Company recorded unrealized gains of $35,000 and $50,000, respectively, on trading securities.

 During the three months ended September 30, 1996 the Company issued
 200,000 warrants to purchase Common Stock at a fair value of $324,000 in connection with financing agreements. There were no warrants issued in the three months ended September 30, 1995.


See Notes to Consolidated Financial Statements.

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      (E) Construction in Progress - Construction in progress includes the purchase price as well as construction costs in conjunction with the development of the El Rancho. These amounts include land and building acquisition costs, interest, consulting and other development costs in connection with the project. Such costs, aggregating approximately $51,881,493 at September 30, 1996, include real property acquisition costs in the amount of approximately $43,500,000 capitalized interest and other development costs.

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

      (G) Financing Costs - Deferred financing costs includes costs of $2,710,812 associated with the debt incurred to fund the purchase of the El Rancho property and $1,088,188 associated with warrants issued in connection with the purchase and financing of the casino project, net of amortization of $108,728 and $91,313, respectively, as of September 30, 1996. These costs of $3,799,000, net of amortization of $200,041, are being expensed over the five year lives of the loan and the warrants.

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

(3)   NOTES AND MORTGAGES PAYABLE

      Notes and Mortgages Payable are summarized below:

                                                September 30, 1996

                                 Interest %        Current      Long-Term

ITB:

Foothill Mortgage (A)           Prime plus 2.75%
                              (current rate 11%) $   750,000 $   13,250,000
Foothill  Line of Credit (A)
                                Prime plus 2.75%
                              (current rate 11%)     400,000      9,078,228

Las Vegas Entertainment                      8%          -0-     10,500,000


Freehold  Raceway:                      Various      133,559            -0-


Seller's Mortgage                  80% of Prime
                             (not to exceed 6%)
                              (current rate 6%)     625,000      11,250,000

Seller's Mortgage                  80% of Prime
                            (current rate 6.6%)     225,000       1,965,799

Note - Parking Lot                           8%     191,667         191,667

Notes - Other (B)                       Various       3,521          43,958


Garden State Park


Mortgage Note Payable                      10%           -0-      3,000,000

Note Payable                               10%           -0-      3,000,000

Notes-Insurance Contracts              Various       252,953           - 0-

Notes - Other(C)                       Various       204,807        785,095

    Totals                                       $ 2,786,507 $   53,064,747

Prime Rate at September 30, 1996 was 8.25%
The weighted average interest rate on short-term borrowings outstanding as of September 30, 1996 was 9.29%.

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

      The total principal balance of the Revolving Credit Line and the Time Loan Mortgage as of September 30, 1996 was $23,478,228. For the three month period ended September 30, 1996, interest of $337,032 associated with the Foothill mortgage and revolving line of credit was capitalized and will be expensed (over the estimated benefit period) upon the opening of a casino on the El Rancho property.

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

      When the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carry forwards existing at June 30, 1993 to the extent resulting from a quasi-reorganization of the Company's assets effective June 30, 1993, will be excluded from the results of operations and credited to paid in capital.

      Freehold Raceway incurred a state income tax liability for the three months ended September 30, 1996 and does not have the benefit of any state income tax loss carry forwards to offset this liability. A provision of $39,210 was made for this liability.

A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:

                             Three Months ended September 30,

                           1996             1995

Income Taxes at the
Federal Statutory Rate     $      -0-       $      -0-

State Income Tax - Net
of Federal Tax Benefit         39,210           30,800

Provisions for Income
Taxes                      $   39,210          $30,080



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

      In February, 1996 the Company announced that it intended to develop the El Rancho property under a "Starship Orion" theme. It was estimated that the total cost of completion would be approximately $1 billion dollars and that the Company intended to develop the property with up to as many as six partners.
To date the Company has not engaged any partners for its "Starship Orion" theme development. The Company engaged certain professional, legal, architectural and consulting services in connection with its development. Capitalized costs of $51,881,493 as of September 30, 1996 are required costs for any casino development project.

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

      The Company was also advised by the New Jersey Racing Commission, which annually grants permits for the conduct of parimutuel racing at Garden State and Freehold, that the Racing Commission is considering the issuance of a Notice of Intention to suspend or revoke the permits held by Garden State and Freehold based on Judge Owen's decision. At a subsequent meeting, a representative of the Racing Commission indicated that the previously described settlement to be considered by the Commission regarding Mr. Brennan would be presented to the Racing Commission for its consideration. The Racing Commission has been apprised of the settlement by the Casino Control Commission and has stated that it will consider it as a resolution of its concerns following the approval of the bankruptcy court. Management believes a settlement will be reached which is beneficial to the continuation of racing at Garden State Park and Freehold Raceway.

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

      At September 30, 1996, the Company held approximately $2,566,600, which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and unclaimed ticket holder winnings, which are classified as current liabilities.

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


             INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

           MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS
             FOR THE QUARTER ENDED SEPTEMBER 30, 1996

OPERATIONS

      Total revenues for the three months ended September 30, 1996 and 1995 were $14,330,962 and $13,755,118, respectively. The increase of approximately 4% is primarily the net result of an approximate 14% increase in revenues generated by Freehold Raceway partially offset by a 5% decrease in revenues generated by Garden State Park and a decrease in investment income of $108,347 for the three month period.

      For the first quarter of fiscal 1997, the Company realized a loss, of ($438,145) as compared to a income from operations, of ($165,803) for the corresponding quarter in the preceding year. The increase in loss primarily resulted from: 1) an increase of approximately $393,125 in certain expenses associated with the casino carrying costs; 2) an increase of $408,419 in interest expense which reflects higher indebtedness levels incurred by the Company; 3) the net loss generated by Garden State Park during the period as compared to income for the comparable period in fiscal 1996; partially offset by 4) an increase in the net income generated by Freehold Raceway during the comparable periods.

      Depreciation and amortization expense of financing costs and options granted for the quarters ended September 30, 1996 and 1995 was $944,647 and $354,615, respectively, reflecting a $590,032 increase during comparable periods primarily reflecting the recognition of a portion of deferred finance costs associated with the financing of the El Rancho project and options granted to non-employees and consultants.

Garden State Park:

      During the three months ended September 30, 1996, Garden State Park's revenue decreased $295,615 or 5%, from $6,395,564 to $6,099,949 for the corresponding three month periods in fiscal 1996, primarily reflecting the effect of a decrease in revenues generated from live racing and simulcasting to and from other racetracks. Expenses before interest due to parent decreased $106,374 or 2% for the three months ending September 30, 1996 when compared to the same period last year. Garden State Park experienced at its current live Harness Meet a 22% decrease in average daily handle during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. As a result of the decreased revenues and expenses, Garden State Park realized a loss from operations, before interest due the parent company, of ($122,928) as compared to income of $66,313 in the same quarter last fiscal year.

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

                               Approximate
                               Commission             DAILY AVERAGES
                               % of handle


HARNESS MEETS                                 Fiscal 1997    Fiscal 1996

Attendance                                        2,536            2,640

Live Handle                    13.4%         $  162,542      $   207,620

Simulcast Sending Signal:

New Jersey Tracks (Avg. %)     3.3%          $  336,216      $   394,892

     Atlantic City Casinos     4.4%          $   24,930      $    37,194

       Out-of-State Tracks     1.5%          $  714,518      $   846,257

Combined Handles                             $1,238,206      $ 1,485,963

Number of Live Race Days                          14              14

      The following summarizes average handles experienced by Garden State
Park in connection with receiving simulcasts for the three month fiscal periods from July 1, 1996 thru September 30, 1996 and July 1, 1995 thru September 30, 1995:

                               AVERAGE DAILY SIMULCAST HANDLES

                            Fiscal 1997            Fiscal 1996


From Tracks *:                 # of       ( $)         # of    ( $)
                               days                    days


New Jersey Tracks:

            Monmouth(T)          46        57,088       48      70,985

       Atlantic City(T)          35        42,490       38      46,048

         Meadowlands(T)          17        55,747       20      82,152

            Freehold(S)          36        26,570       36      30,963

         Meadowlands(S)          31        52,101       31      78,870

Out-of-State Tracks (T,S)        92       225,073       92     217,568

TOTAL RECEIVING                        28,339,225           30,376,006
HANDLE

(T) = Thoroughbred, (S) = Standardbred*The commission percentage of handleaveraged approximately 12% of total handles on simulcasting received during the three months ended September 30, 1996.


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

                                 Approximate
                                 Commission
                                 % of handle            DAILY     AVERAGES

FRA HARNESS MEETS                              Fiscal 1997     Fiscal 1996

Attendance                                     $       2,339   $    2,449

Live Handle                       9.3%         $     283,019   $  308,624

Simulcast Sending Signal:

New Jersey Tracks (Avg. %)         3.6%        $     185,534   $  185,211

    Atlantic City Casinos         4.5%         $      30,304   $   26,818

      Out-of-State Tracks         1.5%         $     336,083   $  374,600

Combined Handles                               $     834,940   $  895,253

Number of Live Race Days                                  36           36


      The following summarizes average handles experienced by Freehold Raceway in connection with receiving simulcasts for the three month fiscal periods from July 1, 1996 thru September 30, 1996 and July 1, 1995 thru September 30, 1995:

AVERAGE DAILY SIMULCAST HANDLES

                             Fiscal 1997             Fiscal 1996

From Tracks *:                # of      ($)          # of     ($)
                              days                   days


New Jersey Tracks:

    Garden State Park(S)      14         67,840         14     82,474

          Meadowlands(S)      30        118,367         30    154,363

          Meadowlands(T)      17         41,837         20     54,932

        Atlantic City(T)      38         24,970         38     37,932

Out-of-State Tracks  (T,S)    92        232,946         81    173,991

TOTAL RECEIVING
HANDLE                               27,517,048            22,418,867

(T) = Thoroughbred, (S) = Standardbred*The commission percentage ofhandle averaged approximately 11.6% of total handles on simulcasting receivedduring
the three months ended September 30, 1996.   27,517,048



LIQUIDITY AND FINANCIAL RESOURCES

      The Company's working capital (deficit), on a consolidated basis, as of September 30, 1996, was ($5,687,275) which represents a decrease of approximately $11,400,000 from September 30, 1995. This decrease in working capital of approximately $11,400,000 is primarily the result of the following factors: 1) the utilization of cash of approximately $12,600,000 for the purchase of the El Rancho property and deposits of $2,350,000 made for the purchase of an adjoining piece of property from
Sheraton Gaming Corporation for the casino development project;   2) an
increase in cash of approximately $30,000,000 generated from debt financing offset by principal payments of approximately $23,800,000; 3) cash of approximately $5,440,000 from a Regulation S offering of Common Stock; 4) capitalized expenditures and improvements of $7,000,000 associated with future casino development and $2,200,000 for the two
racetrack properties;   5) $400,000 for the purchase of land for a parking
lot at the Freehold racetrack facility (previously leased by the Company);
and   6) cash in the amount of $1,100,000 generated from operating activities.

      The Company's cash flows from operations were $1,236,163 during the first quarter of fiscal 1997 compared to $3,663,729 for the comparable period in fiscal 1996. Although the Company suffered a net loss of ($1,371,234) for the three months ended September 30, 1996, it deferred payment of certain accounts payable which, along with other adjustments affecting cash flow (such as depreciation and amortization), resulted in cash being provided from operations.

        Cash used for investing activities was $3,286,195 during the first quarter of fiscal 1997 compared to $118,195 for the comparable period in fiscal 1996. The increase was the result of deposits made on an adjacent piece of property in the amount of $1,880,000, an increase of $555,808 in capital expenditures for improvements at the two racetrack properties and expenditures for future casino development of $660,916.

      Cash provided by financing activities was $1,318,451 for the first quarter of fiscal 1997 compared to cash (used) during the comparable period by financing activities in fiscal 1996 of $(179,100). The increase was the result of an increase in cash of $2,640,908 generated from debt financing primarily associated with the revolving credit line with Foothill Capital Corporation and note proceeds of $827,891 in borrowings in connection with new air conditioning equipment at Garden State Park offset by an increase in principal payments of $1,888,872 primarily as a result of a final payment of $1,405,000 on a note previously executed by Freehold Raceway.

      Restricted Cash and Investments of $2,566,609 as of September 30, 1996 consisted of horsemen's deposits held by the racetrack for race nominations, purse winnings, and funds held for uncashed mutuel ticket sales due to the patrons or government authorities. These balances are offset with the Company's payables. As restricted cash these cash funds are not available for Company operations.

      On January 14, 1996, in connection with the Company's purchase of the El Rancho Hotel and Casino property the Company issued its $10,500,000 second mortgage note at 8% interest, which is payable only to the extent that certain contingent events occur. At September 30, 1996, this amount is classified as long term debt since the Company does not anticipate these contingencies occurring before October of 1997.

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

      In June, 1996 the Company entered into a purchase agreement with Sheraton Gaming Corporation to purchase a fifteen acre tract directly behind its El Rancho property. On October 30, 1996, the Company made a payment of $235,000 to extend the original closing date of November 29, 1996 to December 27, 1996. The Company made payments of $470,000 during fiscal 1996 and $1,880,000 during the first quarter of fiscal 1997. The Company will need to seek financing in order to finalize the purchase. If the Company fails to secure adequate financing by the amended date of December 27, 1996, the total $2,585,000 payments made to date would be forfeited. No assurance can be given that the financing will be obtained, or, if it is obtained, will be prior to the required closing date.

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


Seasonality and Effect of Inclement Weather

      Because horse racing is conducted outdoors, a number of variables contribute to the seasonality of the business, most importantly weather. Weather conditions, particularly during the winter months, sometimes cause cancellation of races or severely curtail attendance, which reduces wagering and live racing and simulcast wagering both on site and off site. Attendance and wagering also have been adversely affected by major winter storms which have affected the entire Northeast part of the country during the 1995-96 winter season.

      In addition a disproportionate amount of ITB's revenue is received during the period September through May of each year because Garden State Park and Freehold Raceway only conduct simulcast receiving (not live racing) during the summer months. As a result, the Company's revenue has been greatest in the second and third quarters of the year.


INFLATION

      To date, inflation has not had a material effect on the Company's operations.