Form 10-Q/A
period 1996-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1998-05-22
CIK 320573

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

                      Commission File Number: 0-9624

                              AMENDMENT NO. 1

     The undersigned registrant hereby amends it's the following items of its Quarterly Report for the quarter ended December 31, 1996 on Form 10-Q as set forth in the pages attached hereto and by deleting the previously filed Accountants Review Reports.

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

                                  ASSETS

                                       December 31,
                                           1996               June 30,
                                        (UNAUDITED)             1996

CURRENT ASSETS:

  Cash and Cash Equivalents         $          5,042,654 $       4,216,356
  Restricted Cash and Investments              1,552,732         2,971,538
  Prepaid Expenses                             3,188,321         1,892,941
  Accounts Receivable                            944,791         1,205,951
  Other Current Assets                           157,208           366,656
  Land and Improvements
    Held for Sale, Net                         6,751,603                 0

       TOTAL CURRENT ASSETS                   17,637,309        10,653,442



LAND, BUILDINGS AND EQUIPMENT:

  Land and Buildings                          69,180,316        69,093,719
  Construction In Progress                    49,891,023        48,736,200
  Equipment                                    5,501,344         4,376,889

                                             124,572,683       122,206,808

  LESS: Accumulated Depreciation
          and Amortization                     3,584,417         2,858,439


       TOTAL LAND, BUILDINGS AND
             EQUIPMENT, NET                  120,988,266       119,348,369

LAND AND IMPROVEMENTS
  HELD FOR SALE, NET                                   0         6,719,327

OTHER ASSETS:

  Deposits and Other Assets                      314,590           340,507
  Deferred Financing Costs, Net                3,597,162         4,667,415
  Goodwill, Net                                3,096,576         3,151,872

       TOTAL OTHER ASSETS                      7,008,328         8,159,794

TOTAL ASSETS                        $        145,633,903 $     144,880,933

See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND JUNE 30, 1996

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                         December 31,
                                             1996              June 30,
                                         (UNAUDITED)             1996

CURRENT LIABILITIES:

  Accounts Payable                    $        4,954,658   $     4,837,191
  Accrued Expenses                             5,131,440         3,056,236
  Purses Payable                                       0         1,963,150
  Current Maturities of Long-Term Debt         9,816,413         3,214,100
  Deferred Revenue                             1,479,924         1,499,449

       TOTAL CURRENT LIABILITIES              21,382,435        14,570,126

LONG-TERM DEBT, Net of Current Portion        49,420,708        50,992,702

COMMITMENTS AND CONTINGENCIES                   -                 -

SHAREHOLDERS' EQUITY:

  Series A Preferred Stock $100.00 Par Value,
    Authorized 500,000 Shares, Issued
    and Outstanding, 362,465 and
    362,462 Shares, Respectively              36,246,475        36,246,175

  Common Stock $2.00 Par Value,
  Authorized 25,000,000 Shares,
   Issued and Outstanding, 11,651,518
   and 11,651,487 Shares, Respectively        23,303,035        23,302,973

  Capital in Excess of Par                    16,477,550        16,111,652

  Retained Earnings (Deficit)
  (subsequent to June 30, 1993,
     date of quasi-reorganization)           (1,149,633)         3,829,336

       TOTAL                                  74,877,427        79,490,136

  LESS: Deferred Compensation, Net                46,667           172,031

       TOTAL SHAREHOLDERS' EQUITY             74,830,760        79,318,105

TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                       $      145,633,903   $   144,880,933

See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                            (UNAUDITED)

                                            Preferred
                                            Number of
                                              Shares            Amount

BALANCE - JUNE 30, 1996                          362,462   $    36,246,175

   Financing Costs for Warrants Issued
       in Connection with Debt Financing       ---               ---

   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                       3               300

   Amortization of Deferred
     Compensation Costs                        ---               ---

   Cancellation of Options Granted for
      Deferred Compensation
   Net Loss for the Six Months
      Ended December 31, 1996                  ---               ---

BALANCE - DECEMBER 31, 1996                      362,465   $    36,246,475


                                              Common
                                            Number of
                                              Shares            Amount

BALANCE - JUNE 30, 1996                       11,651,487   $    23,302,973


   Financing Costs for Warrants Issued
       in Connection with Debt Financing       ---               ---

   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                      31                62

   Amortization of Deferred
     Compensation Costs                        ---               ---

   Cancellation of Options Granted for
      Deferred Compensation
   Net Loss for the Six Months
      Ended December 31, 1996                  ---               ---


BALANCE - DECEMBER 31, 1996                   11,651,518   $    23,303,035


                                             Capital           Retained
                                            in Excess          Earnings
                                              of Par          (Deficit)

BALANCE - JUNE 30, 1996                  $    16,111,652   $     3,829,336

   Financing Costs for Warrants Issued
       in Connection with Debt Financing         486,000         ---

   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                   (362)         ---

   Amortization of Deferred
     Compensation Costs                        ---               ---

   Cancellation of Options Granted for
      Deferred Compensation                    (119,740)

   Net Loss for the Six Months
      Ended December 31, 1996                  ---             (4,978,969)


BALANCE - DECEMBER 31, 1996              $    16,477,550   $   (1,149,633)



                                             Deferred
                                          Compensation          Total

BALANCE - JUNE 30, 1996                  $     (172,031)   $    79,318,105


   Financing Costs for Warrants Issued
       in Connection with Debt Financing       ---                 486,000

   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992               ---               ---

   Amortization of Deferred
     Compensation Costs                            5,624             5,624

   Cancellation of Options Granted for
      Deferred Compensation                      119,740               (0)

   Net Loss for the Six Months
      Ended December 31, 1996                  ---             (4,978,969)


BALANCE - DECEMBER 31, 1996              $      (46,667)   $    74,830,760


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                             (UNAUDITED)

                                               Three Months Ended
                                                  December 31,
                                               1996              1995

REVENUES:

 Revenue from Operations                 $     19,928,133  $    20,586,034
 Investment Income                                 45,358         (88,735)

    TOTAL REVENUES                             19,973,491       20,497,299

EXPENSES:

 Cost of Revenues:

   Purses                                       7,502,892        7,529,308
   Operating Expenses                           9,240,609        9,502,444
   Depreciation & Amortization                    396,392          375,641
 General & Administrative Expenses              2,544,659        1,707,781
 El Rancho Property Development
  Carrying Costs                                  189,545                0

    TOTAL EXPENSES                             19,874,097       19,115,174

OPERATING INCOME (LOSS)                            99,394        1,382,125

OTHER EXPENSES:

 Interest Expense                                 860,262          283,234
 Amortization of Financing Costs                  204,266                0
 Write Off of Deposits on Land                  2,585,000                0

    TOTAL OTHER EXPENSES                        3,649,528          283,234

(LOSS) INCOME BEFORE
    INCOME TAXES                              (3,550,135)        1,098,891

  Income Tax Expense                               57,600           91,475

NET (LOSS) INCOME                             (3,607,735)        1,007,416

NET (LOSS) INCOME PER SHARE              $         (0.31)  $          0.10

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          11,651,509        9,660,627


                                                Six  Months Ended
                                                   December 31,
                                               1996              1995

REVENUES:

 Revenue from Operations                 $     34,175,077  $    34,148,787
 Investment Income                                129,376          103,630

    TOTAL REVENUES                             34,304,453       34,252,417


EXPENSES:

 Cost of Revenues:

   Purses                                      11,407,265       11,208,117
   Operating Expenses                          16,887,763       16,957,041
   Depreciation & Amortization                    788,648          730,256
 General & Administrative Expenses              4,976,858        3,809,075
 El Rancho Property Development
  Carrying Costs                                  582,670                0

    TOTAL EXPENSES                             34,643,204       32,704,489


OPERATING INCOME (LOSS)                         (338,752)        1,547,928


OTHER EXPENSES:

 Interest Expense                               1,554,100          568,653
 Amortization of Financing Costs                  404,307                0
 Write Off of Deposits on Land                  2,585,000                0

    TOTAL OTHER EXPENSES                        4,543,407          568,653

(LOSS) INCOME BEFORE
    INCOME TAXES                              (4,882,159)          979,275

  Income Tax Expense                               96,810          122,275

NET (LOSS) INCOME                             (4,978,969)          857,000

NET (LOSS) INCOME PER SHARE              $         (0.43)  $          0.09

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          11,651,501        9,603,043


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                              (UNAUDITED)


                                                 Six Months Ended
                                                   December 31,
                                               1996              1995

CASH FLOWS FROM OPERATING
ACTIVITIES:

 NET (LOSS) INCOME                       $   (4,978,969)   $       857,000

  Adjustments to reconcile net (loss)
  income to net cash
  provided by operating activities:

   Depreciation and Amortization               1,192,955           730,256
   Compensation for Options
     and Warrants Granted                        486,000                 0
   Write-Off of Deposits on Land               2,585,000                 0
   Other                                               0           (5,000)
   Changes in Assets and Liabilities -
    Decrease in Restricted Cash and
    Investments                                1,418,806         1,734,274
    (Increase) in Accounts Receivable        (1,295,380)         (415,413)
    Decrease (Increase) in Other Assets          209,448             2,698
    Decrease in Prepaid Expenses                 568,897           625,448
    Increase in Accounts and Purses
    Payable and Accrued Expenses                 229,521           422,876
    (Decrease) Increase in Deferred
    Revenue                                     (19,527)            68,110

 NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                      396,752         4,020,249


CASH FLOWS FROM INVESTING
ACTIVITIES:

  Development of El Rancho Property          (1,008,095)                 0
  Deposits on Purchase of Land               (2,115,000)                 0
  Capital Expenditures at Racetracks           (960,543)       (1,793,677)
  (Increase) Decrease in Other
  Investments                                     25,917           (2,314)

  NET CASH (USED IN) INVESTING
  ACTIVITIES                                 (4,057,721)       (1,795,991)


CASH FLOWS FROM FINANCING
ACTIVITIES:

  Sale of Common Stock                                 0         5,438,162
  Proceeds from issuance of
  Long Term Notes                                827,891                 0
  Proceeds from Line of
  Credit - Foothill                            6,162,680                 0
  Deferred Financing Fees                       (84,804)                 0
  Principal Payments on
  Short Term Notes                             (600,960)                 0
  Principal Payments on
  Long Term Notes                            (1,817,540)         (365,945)

  NET CASH PROVIDED BY
  FINANCING  ACTIVITIES                        4,487,267         5,072,217


NET INCREASE IN CASH AND
CASH EQUIVALENTS                                 826,298         7,296,475


  CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                        4,216,356        11,801,294


  CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $     5,042,654   $    19,097,769

  Supplemental Disclosures of
  Cash Flow Information:

   Cash paid during the period for:
   Interest                              $     1,454,596   $       166,233
   Income Taxes                          $           710   $        23,400


  Supplemental Schedule of Non-Cash Investing and
  Financing Activities:

   During the six months ended December 31, 1996 and 1995, the Company the Company recorded an unrealized gain of $40,000 and a net unrealized loss of $180,000,respectively, on trading securities.

   During the six months ended December 31, 1996, the Company issued 200,000 warrants to purchase Common Stock at a fair value of $324,000 in connection with financing agreements.
   There were no warrants issued in the six months ended December 31, 1995.

See Notes to Consolidated Financial Statements.

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

     (E) Construction in Progress - Construction in progress includes the purchase price as well as construction costs in conjunction with the development of the El Rancho. These amounts include land and building acquisition costs, interest, consulting and other development costs in connection with the project. Such costs, aggregating approximately $49,891,023 at December 31, 1996, include real property acquisition costs in the amount of approximately $45,500,000, capitalized interest and other development costs.

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

     (G) Financing Costs - Deferred financing costs includes costs of $2,567,950 associated with the debt incurred to fund the purchase of the El Rancho property and $1,029,213 associated with warrants issued in connection with the purchase and financing of the casino project, net of amortization of $286,357 and $117,950, respectively, as of December 30, 1996. These costs of $3,597,162, net of amortization of $404,307, are being expensed over the five year lives of the loan and the warrants.


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




(3)  NOTES AND MORTGAGES PAYABLE
Notes and Mortgages Payable are summarized below:

                                  December 31, 1996

               Interest %       Current        Long-Term

ITB:

Foothill Mortgage(A)
          Prime plus 2.75%
         (current rate 11%) $    1,500,000      12,500,000

Foothill       Prime plus
Line of           2.75%            800,000      12,200,000
Credit (A)     (current
                rate 11%)

Las Vegas
Entertainment       8%                 -0-      10,500,000
Network, Inc.
Mortgage

Notes -Insurance       Various      66,779            -0-
 Contracts

ITG:

Notes -Insurance
 Contracts             Various      89,951          -0-

FREEHOLD
RACEWAY:

Seller's Mortgage
                  80% of Prime
                   (not to
                    exceed 6%)
                  (current
                    rate 6%)       625,000      11,250,000


Seller's Mortgage
                  80% of Prime
                   (current
                     rate 6.6%)    225,000       1,928,299


Note - Parking Lot      8%         191,667         191,667

Notes - Telephone(B)   Various       3,521          43,958


GARDEN STATE
PARK:

Mortgage Note          10%       3,000,000            -0-
Payable

Note Payable           10%       3,000,000            -0-

Notes-Insurance
  Contracts            Various      81,334            -0-


Notes - Telephone(B)   Various      28,354         72,891


Notes - Equipment(C)   Various     204,807        733,893


    Totals                   $   9,816,413  $   49,420,708


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

  The total principal balance of the Revolving Credit Line and the Time
Loan Mortgage as of December 31, 1996 was $27,000,000. For the six month period ended December 31, 1996, interest of $951,034 associated with the Foothill mortgage and revolving line of credit was capitalized and will be expensed (over the estimated benefit period) upon the opening of a casino on the El Rancho property.

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

A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:


                           Three Months ended           Six Months ended
                               December 31,              December 31,

                               1996         1995         1996         1995

Income Taxes at the Federal
  Statutory Rate           $      -0- $    373,623 $       -0-   $   332,953

Utilization of Tax
Depreciation                      -0-     (373,623)        -0-      (332,953)

State Income Tax - Net of
 Federal Tax Benefit            57,600      91,475      96,810       122,275

Provisions for Income Taxes $   57,600 $    91,475 $    96,810   $   122,275


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

  It was estimated that the total cost of completion of "Starship Orion" project would be approximately $1 billion dollars and that the Company intended to develop the property with up to as many as six partners. The Company engaged certain professional, legal, architectural and consulting services in connection with its development. Capitalized costs of $49,891,023 as of December 31, 1996 are costs required for the casino development project.

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

  In December 1995, Garden State Race Track, Inc. entered into an agreement with an unaffiliated party, The Four B's of Vineland, New Jersey, to sell a 56 acre parking lot tract at the Garden State Park which is presently unused for racing purposes. The contract calls for a purchase price of $11 million for the property, subject to normal closing adjustments. The agreement provided for a closing on or before December 15, 1996 (which date was extended until June 15, 1997 following a deposit of $100,000 that was made on December 15, 1996) and is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site, also providing the purchaser a period of time to evaluate the feasibility of the project. On January 31,1997, the purchase agreement was amended to reflect a new purchase price of $9,000,000 and if certain government approvals are subsequently obtained the purchase price could increase by $2,000,000. The amended contract calls for the sale to close on or before May 5, 1997 and the purchaser has deposited in escrow an irrevocable Letter of Credit in the amount of $375,000 in addition to the initial deposit previously made of $25,000 on December 15,1995 and the deposit of $100,000 made on December 15, 1996. The Company anticipates that the net proceeds from the sale will be approximately $2,300,000 after the $6,000,000 in foreign notes are paid. (See Notes 3 and 11-G)

  On November 2, 1995, Robert E. Brennan resigned as Director, as Chairman of the Board and as Chief Executive Officer of the Company. Mr. Brennan resigned these positions at the urging of the Company's Board of Directors based on actions taken by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state. The New Jersey Division of Gaming Enforcement ("Division") filed a complaint with the New Jersey Casino Control Commission ("Commission") seeking to prohibit the Company's two racetracks, Garden State Park ("Garden State") and Freehold Raceway ("Freehold") from conducting industry business with any casino licensees. Garden State and Freehold currently receive revenues from parimutuel wagering on races, including their own, simulcast to certain of the Atlantic City casinos. The Division based its complaint on the fact that Mr. Brennan, who is also a principal shareholder of the Company, had been found in a June 1995 decision by Judge Richard Owen of the United States District Court for the Southern District of New York in a civil action to be "liable for violating federal securities laws in the years 1982 to 1985." None of the alleged securities law violations involved the Company, its securities, or its operations. The Division claims that Mr. Brennan's participation in the Company's racetrack subsidiaries "would be inimical to the policies of the Casino Control Act" and according to the Division, this would disqualify him and the Company's two New Jersey racetracks from continued licensure with the Commission. Mr. Brennan has denied committing any violations of the federal securities laws and appealed Judge Owen's decision. On December 10, 1997, the ruling against Mr. Brennan's was upheld by a federal appellate court.

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

  On August 19, 1996, the Company and its financial advisor, Standard
Capital Group Inc. ("Standard Capital"), agreed to terminate their contractual relationship. In consideration of the agreement, the Company agreed to pay Standard Capital all outstanding fees and expenses totaling $120,000 as of August 14, 1996. The Company, which had previously agreed to provide Standard Capital with 250,000 five year warrants, each exercisable to purchase one share of ITB Common Stock at an exercise price of $5.00, agreed to provide Standard Capital with an additional 200,000 warrants, each identical to the initial warrants. Financing costs of $334,000 have been accounted for and expensed during the first half of fiscal 1997 for these warrants. (See Note 11-F)

  On September 17, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buyout of approximately $42,000 for a new telephone system at Freehold Raceway. On December 16, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $2,363 and an end buyout of approximately $66,000 for a new telephone system at Garden State Park. The Company recorded these transactions as capital leases.

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

  On December 5, 1996, NPD, Inc. ("NPD") entered into an agreement with Robert E. Brennan to purchase 2,904,016, or 24.9%, of the Company's Common Stock owned by Mr. Brennan. Following the purchase on January 15, 1997, the current directors of the Company other than Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray resigned and Nunzio P. DeSantis, Anthony Coelho, Michael C. Abraham, Kenneth Scholl and Joseph Zappala were appointed directors to serve until the next annual meeting of stockholders of the Company and until their successors are duly elected. Mr. Zappala's term did not commence until January 25, 1997. Mr. Coelho will serve as the Company's Chairman and Mr. DeSantis will be the Company's Chief Executive Officer. (See Note 11-B)

  On January 15, 1997, the Company obtained a commitment for a revolving $5,000,000 line of credit which may be called upon by the Company's Board of Directors, subject to the approval of Foothill. The Company is currently negotiating with Foothill for said approval. (See Note 11-D)

(6)    STOCK OPTIONS AND WARRANTS

  (A)  EMPLOYEE AND  NON-EMPLOYEE OPTIONS

  In December 1994, the Company's Board of Directors and shareholders adopted and approved the 1994 Employees' Stock Option Plan ("Plan"). The Plan permits the grant of options to purchase up to 475,000 shares of common stock, at a price per share no less than 100% of the fair market value of the Common Stock on the date the option is granted. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the Company's outstanding Common Stock. The Plan provides for the granting of both incentive stock options intended to qualify under section 422 of the Internal Revenue Code of 1986, and non-qualified stock options which do not qualify. No option may have a term longer than 10 years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). Options under the Plan are non-transferable except in the event of death and are only exercisable by the holder while employed by the Company. Unless the Plan is terminated earlier by the Board of Directors, the Plan will terminate in June 2004.

  In addition, the Company has also granted non-qualified stock options for the purchase of Common Stock to employees and directors of the Company that are not part of the above mentioned plan. These options have been granted with terms of five and ten years. These options have been granted at prices per share that have been below, equal to or above the fair market value on the grant date.

  On December 20, 1996, the Company granted 425,000 options to certain
employees.   At December 31, 1996, total employee options outstanding were
1,275,000. On November 3, 1996, 200,000 stock options previously issued to two former directors, Mr. Peloquin and Mr. Goldman were forfeited as a result
of their removal from the board of directors.  (See Note 5)   At December 31,
1996, total non-employee options outstanding were 225,000. On January 15, 1997, the Company granted 375,000 options to certain employees and 75,000 options to certain directors. (See Note 11-E)

 . During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employers" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. The Company estimates the fair value of each option and warrant granted on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.3%, a weighted average expected life of 5 years based on Company expectations, and a weighted average expected volatility of 56.29%.

  (B)  WARRANTS

  The fair value of warrants issued during the six months ended December
31, 1996 and 1995 was $324,000 and $-0-, respectively.  At December 31, 1996, total warrants outstanding were 1,125,000 and have been accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho property. The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho property has been capitalized and will be amortized when the facility becomes operational.

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

  Short-term investments, classified as current assets on the balance sheet, include the following captions:

                             December 31,
                          1996           1995

  Trading               $   120,000  $       60,000
  Available For Sale      2,159,957       5,699,747
     Totals             $ 2,279,957  $    5,759,747

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

  At December 31, 1996, the Company held approximately $1,552,732, which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and unclaimed ticket holder winnings, all of which are classified as accounts payable.

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

  As more fully discussed in Notes 1-(E) & 5, the Company has incurred approximately $50 million in construction and related costs associated with its El Rancho/Orion project. The Company is still in the process of obtaining financing for this project. While the Company intends to proceed with this casino project, any significant reduction in financing will result in a more modestly scaled project. Application of SFAS No. 121 could prospectively result in a write-down of costs incurred on the project if there is any significant decrease in the market value of the property; any significant adverse change in business climate; or any accumulation of costs significantly in excess of amounts expected to complete the project.

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

   (B) On January 15, 1997, NPD, Inc. completed a purchase, approved by the federal bankruptcy court overseeing the assets of Robert E. Brennan, of 2,904,016 shares of the Company's Common Stock from Mr. Brennan, the Company's former Chairman of the Board and Chief Executive Officer. Following the purchase, the current directors of the Company other than Frank A. Leo, Robert
J. Quigley, Charles R. Dees, Jr. and Francis W. Murray resigned and Nunzio P. DeSantis, Anthony Coelho, Michael C. Abraham, Kenneth Scholl and Joseph Zappala were appointed directors to serve until the next annual meeting of stockholders of the Company and until their successors are duly elected. Mr. Zappala's term did not commence until January 25, 1997. Mr. Coelho will serve as the Company's Chairman and Mr. DeSantis will be the Company's Chief Executive Officer.

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

  (E) On January 15, 1997, the Company granted 450,000 options to certain employees and directors. The Company issued 300,000 options to purchase 300,000 shares of common stock at $5.00 per share to Francis W. Murray, a director, 50,000 options to purchase 50,000 shares of common stock at $5.00 per share to Edward Ryan, General Manager of Freehold Raceway, and 25,000 options each to purchase 25,000 shares of common stock at $5.00 per share each to Francis X. Murray, a director of Orion Casino Corp and to Frank Koenemund, John Mariucci and James Murray, directors. ( See Note 6).

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

  (J) On February 7, 1997, Foothill released the restriction on the $3,000,000 line of credit that was pending an approved settlement agreement concerning the shares of Common Stock owned as of December 31, 1996 (sold on January 15, 1997) by Robert E. Brennan, the Company's former chairman. These funds are expected to be drawn down in full during the fiscal year ended June 30, 1997. (See Note 3)

 OPERATIONS

Results of Operations for the Three Months Ended December 31, 1996

  For the three months ended December 31, 1996, the Company's operating income was $99,394 as compared to operating income for the fiscal year of $1,382,125 a decrease of $1,282,731. Revenue from operations declined at Freehold Raceway and Garden State Park for a combined decrease of $634,306 from the three months ended December 31, 1996. Total operating expenses increased $758,923. Direct operating expenses, cost of revenues and depreciation and amortization decreased less than 1%. General and administrative expense of $2,544,659 increased $836,878 or 49%, from the prior year amount of $1,707,781. The increase in General and Administrative expenses is attributable to an increase in the legal, professional and consulting fees associated with the Company's casino project and termination of the Company's Chairman of the Board in November, 1996. Carrying costs of $189,545 were incurred for the El Rancho property.

  During the three months ended December 31, 1996, the Company incurred a net loss of ($3,607,735) in comparison to a net income of $1,007,416 for the prior year. The increase in losses of $4,615,151 primarily resulted from the effects of: 1) a write-off of $2,585,000 in non-refundable deposits associated with the option to purchase a parcel of land adjoining the El Rancho property in Las Vegas; 2) an increase of $577,028 in interest expense which reflects higher indebtedness levels incurred by the Company; 3) an increase of the amortization of financing costs of $204,266 which reflects the cost associated with the Company's new indebtedness and 4) negative change of $1,282,731 in the operating loss as described above.

Results of Operations for the Six Months Ended December 31, 1996

  For the six months ended December 31, 1996 the Company's operating loss was ($338,752) as compared to operating profits for the prior year of $1,547,928 a decrease of $1,886,680. Revenue from operations increased at Freehold Raceway and declined at Garden State Park for a net combined increase of $87,479 from the prior year. Total operating expenses increased $1,938,715 or 6%. Direct operating expenses, cost of revenues and depreciation and amortization increased less than 1%. General and administrative expenses of $4,976,858 increased $1,167,783, or 30%, from the prior year amount of $3,809,075. The increase in General and Administrative expenses is attributable to an increase in the legal, professional and consulting fees associated with the Company's casino project and termination of the Company's Chairman of the Board in November, 1996. Carrying costs of $582,670 were incurred for the El Rancho property.

   During the six months ended December 31, 1996, the Company incurred a net lost of ($4,978,969) in comparison to net income of $857,000 for the prior year. The increase in losses of $5,835,969 primarily resulted from the effects of: 1) a write-off of $2,585,000 in non-refundable deposits associated with the option to purchase a parcel of land adjoining the El Rancho property in Las Vegas; 2) an increase of $985,447 in interest expense which reflects higher indebtedness levels incurred by the Company; 3) an increase of the amortization of financing costs of $404,307 which reflects the cost associated with the Company's new indebtedness and 4) negative change of $1,886,680 in the operating loss as described above.



Garden State Park:

  During the three and six months ended December 31, 1996, Garden State Park realized income of $356,070 and $233,142, respectively.

  Quarterly and year-to-date net income (loss) at Garden State Park for the current fiscal year as compared to the net losses for last year are as follows:

              Net Income (Loss)                Net

              Fiscal 1997       Fiscal 1996    Increase (Decrease)
              __                __

1st Quarter   $        (122,928)$        66,313$        (189,241)
2nd Quarter              356,070        187,723           168,347
Year-to-Date  $          233,142$       254,036$         (20,894)



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

  During the six months ended December 31, 1996 Garden State's revenue decreased $754,079 or 5% when compared to the same period last year, primarily reflecting the net effect of the decreased revenues generated by simulcasting and live on-track racing as discussed above. Expenses decreased $733,185 or 5% for the six months ending December 31, 1995 when compared to the same period last year primarily as a result of a decrease in general and administrative costs. As a result of decreased revenues and expenses, Garden State Park realized income of $233,142 for the first half of fiscal 1997 as compared to income of $254,036 for the first half of fiscal 1996.

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

                            Approximate
                            Commission           DAILY AVERAGES
                            % of handle

HARNESS MEETS                                Fiscal 1997     Fiscal 1996

Attendance                                         2,206           2,434

Live Handle                          13.4% $     154,242 $       182,103

Simulcast Sending Signal:

New Jersey Tracks (Avg. %)            3.3% $     338,424 $       391,232

    Atlantic City Casinos             4.4% $      29,309 $        36,553

      Out-of-State Tracks             1.5% $     888,891 $       929,190

Combined Handles                           $   1,410,867 $     1,539,079

Number of Live Race Days                              55              53

  The following summarizes average handles experienced by Garden State Park in connection with receiving simulcasts for the six month fiscal periods from July 1, 1996 thru December 31, 1996 and July 1, 1995 thru December 31, 1995:

AVERAGE DAILY SIMULCAST HANDLES

                             Fiscal 1997             Fiscal 1996
_____________________________

From Tracks *:               # of days    ( $)         # of      ( $)
                                                       days
_____________________________

New Jersey Tracks:

             Monmouth(T)             46      57,088        48      70,985

        Atlantic City(T)             35      42,490        38      46,048

          Meadowlands(T)             68      56,256        66      76,023

             Freehold(S)            101      24,242        99      29,426

          Meadowlands(S)             34      54,149        36      76,122

Out-of-State Tracks  (T,S)          184     223,570       182     229,560

TOTAL RECEIVING HANDLE                   53,364,958            57,608,093

(T) = Thoroughbred, (S) = Standardbred*The commission percentage of handle averaged approximately 12% of total handles on simulcasting received during the six months ended December 31, 1996.



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

     During the three and six months ended December 31, 1996, Freehold Raceway realized income of $1,175,478 and $2,417,753, respectively before income tax and interest due the parent company of $1,744,847 and $2,530,916 for the respective three and six month periods.

     Quarterly and year-to-date net income at Freehold Raceway for the current fiscal year as compared to net income for last year are as follows:

              Net Income                       Net

              Fiscal 1997       Fiscal 1996    Increase (Decrease)
              __                __

1st Quarter   $        1,242,275 $      786,069 $          456,206

2nd Quarter            1,175,478      1,744,847           (569,369)

Year-to-Date  $        2,417,753 $    2,530,916 $         (113,163)

     During the three months ended December 31, 1996, Freehold Raceway's revenue decreased $175,842 or 2% when compared to the same period last year, primarily reflecting the net effect of: 1) a decrease in revenues generated from the simulcasting of Freehold's races into other racetracks and a decrease
in revenues generated by live on-track racing;   2) a decrease in revenues
generated by simulcasting into Freehold from other New Jersey racetracks;
partially offset by   3) an increase in revenues generated from the
simulcasting into Freehold from out-of-state racetracks. Expenses increased $393,527 or 5% for the three months ending December 31, 1996 when compared to the same period last year primarily as a result of an increase in operating expenses. The decrease in revenues and increase in expenses primarily accounted for the racetrack realizing net income from operations of $1,175,478 for the three months ended December 31, 1996 as compared to income of $1,744,847 during the three months ended December 31, 1995.

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

                                  Approximate
                                  Commission  DAILY  AVERAGES
                                  % of handle

FRA HARNESS MEETS                                Fiscal          Fiscal
                                                 1997            1996

Attendance                                             2,286       2,161

Live Handle                              9.3%$       248,816$    283,361

Simulcast Sending Signal:

  New Jersey Tracks (Avg. %)             3.6%$       166,714$    170,226

       Atlantic City Casinos             4.4%$        23,937$     23,547

         Out-of-State Tracks             1.5%$       347,626$    392,705

Combined Handles                             $       787,096$    869,839

Number of Live Race Days                                 100          99



     The following summarizes average handles experienced by Freehold Raceway in connection with receiving simulcasts for the six month fiscal periods from July 1, 1996 thru December
31, 1996 and July 1, 1995 thru December 31, 1995:

AVERAGE DAILY SIMULCAST HANDLES

                             Fiscal 1997            Fiscal 1996
_____________________________

From Tracks *:               # of days    ( $)      # of days    ( $)
_____________________________

New Jersey Tracks:

    Garden State Park(S)             55     71,393         53      80,887

          Meadowlands(S)             34    119,360         35     148,714

          Meadowlands(T)             68     42,204         66      51,717

        Atlantic City(T)             35     24,970         38      37,932

Out-of-State Tracks  (T,S)          182    244,918        169     216,299

TOTAL RECEIVING HANDLE                     502,845                535,543

(T) = Thoroughbred, (S) = Standardbred*The commission percentage of handle averaged approximately 11.3% of total handles on simulcasting received during the six months ended December 31, 1996.




LIQUIDITY AND FINANCIAL RESOURCES

      The Company's working capital (deficit), on a consolidated basis, as of December 31, 1996, was ($3,745,126) which represents a decrease of approximately $15,100,000 from December 31, 1995. This decrease in working capital is primarily the result of the following factors: 1) the utilization of cash of approximately $12,600,000 for the purchase of the El Rancho property and deposits of $2,585,000 made and subsequently forfeited on
December 27, 1997 for an adjoining piece of property;   2) an increase in cash
of approximately $34,000,000 generated from debt financing offset by principal payments of approximately $24,200,000; 3) capitalized expenditures and improvements of $7,870,000 associated with future casino development and
$2,200,000 for the two racetrack properties;   5) $400,000 for the purchase of
land for a parking lot at the Freehold racetrack facility (previously leased
by the Company);  and   6) cash of approximately $397,000 provided by
operating activities.

      The Company's cash flows provided by operations were $396,752 during the first half of fiscal 1997 compared to cash provided from operations of $4,020,249 for the comparable period in fiscal 1996. The decrease of $3,623,497 was primarily the result of the expense of writing off deposits of $2,585,000 associated with the forfeited option to purchase additional land adjoining the El Rancho project during the three months ended December 31, 1996 and additional depreciation and amortization.

        Cash used for investing activities was $4,057,721 during the first half of fiscal 1997 compared to $1,795,991 for the comparable period in fiscal 1996. The increase was primarily the result of expenditures for future casino development of $1,008,095 in addition to $2,115,000 for deposits associated with the forfeited option to purchase additional land adjoining the El Rancho project partially offset by a decrease of $833,134 in cash used for improvements at the two racetrack properties.

      Cash provided by financing activities was $4,487,267 for the first half of fiscal 1997 compared to cash provided during the comparable period by financing activities in fiscal 1996 of $5,072,217. During the first six months of fiscal 1996, the Company raised $5,438,162 through a Regulation S offering of the Company's Common Stock. During the first six months of fiscal 1997, cash was generated from debt financing of $6,162,680 primarily associated with the revolving credit line with Foothill Capital Corporation and from note proceeds of $1,024,037 in borrowings in connection with new air conditioning equipment at Garden State Park. Also during fiscal 1997, there was an increase in principal payments of $2,052,555 primarily as a result of a final payment of $1,405,000 on a note previously executed by Freehold Raceway and $600,960 of principal payments made on short term financing.

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