Form 10-Q/A
period 1997-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1998-05-22
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549


                           FORM 10-Q/A


                AMENDMENT TO APPLICATION OR REPORT
            FILED PURSUANT TO SECTION 12, 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


            INTERNATIONAL THOROUGHBRED BREEDERS, INC.
        (Exact name of registrant as specified in charter)

                  Commission File Number: 0-9624

                         AMENDMENT NO. 1

     The undersigned registrant hereby amends it's the following items of its Quarterly Report for the quarter ended March 31, 1997 on Form 10-Q as set forth in the pages attached hereto and by deleting the previously filed Accountants Review Reports.
Amending Part I

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


                                  ASSETS

                                           March 31,
                                             1997            June 30,
                                          (UNAUDITED)          1996

CURRENT ASSETS:

  Cash and Cash Equilvalent             $       3,090,202  $     4,216,356
  Restricted Cash and Investments               1,980,960        2,971,538
  Prepaid Expenses                                583,014        1,205,951
  Accounts Receivable                           4,001,846        1,892,941
  Other Current Assets                            155,861          366,656
  Land and Improvements
    Held for Sale, Net                          6,754,459                0

       TOTAL CURRENT ASSETS                    16,566,342       10,653,442


LAND, BUILDINGS AND EQUIPMENT:

  Land and Buildings                           69,212,388       69,093,719
  Construction In Progress                     51,831,385       48,736,200
  Equipment                                     5,562,806        4,376,889

                                              126,606,579      122,206,808

  LESS: Accumulated Depreciation
         and Amortization                       3,943,965        2,858,439

       TOTAL LAND, BUILDINGS
         AND EQUIPMENT, NET                   122,662,614      119,348,369

LAND AND IMPROVEMENTS
  HELD FOR SALE, NET                                    0        6,719,327

OTHER ASSETS:

  Deposits and Other Assets                       262,027          340,507
  Deferred Financing Costs, Net                 4,452,260        4,667,415
  Goodwill, Net                                 3,068,928        3,151,872

       TOTAL OTHER ASSETS                       7,783,215        8,159,794

TOTAL ASSETS                            $     147,012,171  $   144,880,933

See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1997 AND JUNE 30, 1996

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                          March 31,
                                            1997              June 30,
                                         (UNAUDITED)             1996

CURRENT LIABILITIES:

  Accounts Payable                      $       5,955,874  $     4,837,191
  Accrued Expenses                              5,434,358        3,056,236
  Purses Payable                                  379,400        1,963,150
  Current Maturities of
    Long-Term Debt                             10,836,787        3,214,100
  Deferred Revenue                              1,144,879        1,499,449

       TOTAL CURRENT LIABILITIES               23,751,298       14,570,126

LONG-TERM DEBT,
   Net of Current Portion                      50,484,920       50,992,702

COMMITMENTS AND CONTINGENCIES                   -                 -

SHAREHOLDERS' EQUITY:

  Series A Preferred Stock
    $100.00 Par Value,
    Authorized 500,000 Shares,
      Issued and Outstanding,
    362,468 and 362,462 Shares,
      Respectively                             36,246,775       36,246,175

  Common Stock $2.00 Par Value,
    Authorized 25,000,000 Shares,
    Issued and Outstanding, 11,651,528
    and 11,651,487 Shares,
    Respectively                               23,303,055       23,302,973

  Capital in Excess of Par                     16,489,380       16,111,652

  Retained Earnings (Deficit)
     (subsequent  to June 30, 1993,
     date of quasi-reorganization)            (3,219,090)        3,829,336

       TOTAL                                   72,820,120       79,490,136

  LESS: Deferred Compensation, Net                 44,167          172,031

       TOTAL SHAREHOLDERS' EQUITY              72,775,953       79,318,105

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                 $     147,012,171  $   144,880,933


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED MARCH 31, 1997
                           (UNAUDITED)


                                            Preferred
                                            Number of
                                              Shares            Amount

BALANCE - JUNE 30, 1996                           362,462  $    36,246,175


   Financing Costs for Warrants Issued
       in Connection with Debt Financing       ---               ---

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992                  6              600

   Amortization of Deferred
    Compensation Costs                         ---               ---

   Cancellation of Options Granted for
      Deferred Compensation
   Net Loss for the Nine Months
      Ended March 31, 1997                     ---               ---

BALANCE - MARCH 31, 1997                          362,468  $    36,246,775


                                              Common
                                            Number of
                                              Shares            Amount

BALANCE - JUNE 30, 1996                        11,651,487  $    23,302,973

   Financing Costs for Warrants Issued
       in Connection with Debt Financing       ---               ---

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992                 41               82

   Amortization of Deferred
    Compensation Costs                         ---               ---

   Cancellation of Options Granted for
      Deferred Compensation
   Net Loss for the Nine Months
      Ended March 31, 1997                     ---               ---

BALANCE - MARCH 31, 1997                       11,651,528  $    23,303,055


                                             Capital           Retained
                                            in Excess          Earnings
                                              of Par          (Deficit)

BALANCE - JUNE 30, 1996                 $      16,111,652  $     3,829,336

   Financing Costs for Warrants Issued
       in Connection with Debt Financing          498,150        ---

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992              (682)        ---

   Amortization of Deferred
    Compensation Costs                         ---               ---

   Cancellation of Options Granted for
      Deferred Compensation                     (119,740)

   Net Loss for the Nine Months
      Ended March 31, 1997                     ---             (7,048,426)

BALANCE - MARCH 31, 1997                $      16,489,380  $   (3,219,090)


                                             Deferred
                                         Compensation           Total

BALANCE - JUNE 30, 1996                 $       (172,031)  $    79,318,105

   Financing Costs for Warrants Issued
       in Connection with Debt Financing       ---                 498,150

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992         ---               ---

   Amortization of Deferred
    Compensation Costs                              8,124            8,124

   Cancellation of Options Granted for
      Deferred Compensation                       119,740              (0)

   Net Loss for the Nine Months
      Ended March 31, 1997                     ---             (7,048,426)



BALANCE - MARCH 31, 1997                $        (44,167)  $    72,775,953


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                               (UNAUDITED)

                                                Three Months Ended
                                                      March 31,
                                               1997              1996

REVENUES:

  Revenue from Operations               $      18,660,172  $    17,867,272
  Investment Income                               291,673          115,368

     TOTAL REVENUES                            18,951,845       17,982,640


EXPENSES:

  Cost of Revenues:

    Purses                                      6,832,124        6,697,856
    Operating Expenses                         10,180,900        9,979,873
    Depreciation & Amortization                   398,902          356,872
  General & Administrative Expenses             2,765,394        1,803,087
  El Rancho Property Development
     Carrying Costs                               117,232                0

     TOTAL EXPENSES                            20,294,552       18,837,688


OPERATING (LOSS) INCOME                       (1,342,708)        (855,048)


OTHER EXPENSES:

  Interest Expense                                488,510          275,834
  Amortization of Financing Costs                 206,623                0
  Write Off of Deposits on Land                         0                0

     TOTAL OTHER EXPENSES                         695,133          275,834


(LOSS) INCOME BEFORE
 INCOME TAXES                                 (2,037,841)      (1,130,882)

  Income Tax Expense                               31,617           20,650

NET (LOSS) INCOME                             (2,069,458)      (1,151,532)

NET (LOSS) INCOME PER SHARE             $          (0.18)  $        (0.10)

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           11,651,527       11,451,462


                                                 Nine Months Ended
                                                      March 31,
                                               1997              1996

REVENUES:

  Revenue from Operations               $      52,835,248  $    52,016,059
  Investment Income                               421,049          218,998

     TOTAL REVENUES                            53,256,297       52,235,057


EXPENSES:

  Cost of Revenues:

    Purses                                     18,239,389       17,905,973
    Operating Expenses                         27,068,663       26,936,914
    Depreciation & Amortization                 1,187,550        1,087,128
    General & Administrative
     Expenses                                   7,742,252        5,612,162
    El Rancho Property Development
     Carrying Costs                               699,902                0

     TOTAL EXPENSES                            54,937,756       51,542,177


OPERATING (LOSS) INCOME                       (1,681,459)          692,880


OTHER EXPENSES:

  Interest Expense                              2,042,610          844,487
  Amortization of Financing Costs                 610,930                0
  Write Off of Deposits on Land                 2,585,000                0

     TOTAL OTHER EXPENSES                       5,238,540          844,487


(LOSS) INCOME BEFORE
 INCOME TAXES                                 (6,919,999)        (151,607)
  Income Tax Expense                              128,427          142,925


NET (LOSS) INCOME                             (7,048,426)        (294,532)


NET (LOSS) INCOME PER SHARE             $          (0.60)  $        (0.03)


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           11,651,510       10,214,702


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (UNAUDITED)

                                                 Nine Months Ended
                                                      March 31,
                                               1997              1996

CASH FLOWS FROM OPERATING
ACTIVITIES:

  NET (LOSS)                            $     (7,048,426)  $     (294,532)

  Adjustments to reconcile net
   (loss) income
   to net cash (used in) provided
   by operating activities:

     Depreciation and Amortization              1,798,480        1,087,128
     Compensation for Options
      and Warrants Granted                        498,150                0
     Write-Off of Deposits on Land              2,585,000                0
     Other                                              0          (8,314)
     Changes in Assets and
      Liabilities -
        Decrease in Restricted Cash
        Cash and Investments                      990,578          544,066
        (Increase) in Accounts
         Receivable                           (2,108,905)      (1,208,213)
        Decrease (Increase) in
         Other Assets                             210,795        (127,938)
        Decrease in Prepaid Expenses              930,674          904,150
        Increase in Accounts and Purses
         Payable and Accrued Expenses           1,913,055        3,297,873
       (Decrease) in Deferred Revenue           (354,570)        (412,328)

  NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                          (585,169)        3,781,892


CASH FLOWS FROM INVESTING
 ACTIVITIES:

    Purchase and Development of
    El Rancho Property and costs
       incurred in connection with
       Starship Orion Theme                   (3,054,053)     (13,904,759)
    Deposits on Purchase of Land              (2,115,000)                0
    Capital Expenditures
      at Racetracks                             (960,543)      (1,341,577)
    Decrease (Increase) in
      Other Investments                            78,479        (104,320)

  NET CASH (USED IN) INVESTING
   ACTIVITIES                                 (6,051,117)     (15,350,656)


CASH FLOWS FROM FINANCING
 ACTIVITIES:

    Sale of Common Stock                                0        5,438,162
    Proceeds from issuance of
      Long Term Notes                             827,891        6,000,000
    Proceeds from Line of Credit-
      Foothill                                  9,138,680                0
    Deferred Refinancing Costs                (1,146,525)                0
    Principal Payments on
      Short Term Notes                          (728,224)      (6,500,000)
    Principal Payments on
      Long Term Notes                         (2,581,689)      (1,198,978)

  NET CASH PROVIDED BY
   FINANCING  ACTIVITIES                        5,510,132        3,739,184


NET (DECREASE) IN CASH AND
CASH EQUIVALENTS                              (1,126,154)      (7,829,580)


  CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                          4,216,356       11,801,294


  CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $       3,090,202  $     3,971,714


  Supplemental Disclosures of
  Cash Flow Information:

     Cash paid during the period for:
     Interest                           $       3,239,198  $       638,942
     Income Taxes                       $             710  $        23,400

  Supplemental Schedule of Non-Cash
   Investing and Financing Activities:

  During the nine months ended
    March 31, 1997 and 1996,
    the Company recorded unrealized losses
    of $80,000 and $40,000,
    respectively, on trading securities.

  During the nine months ended
    March 31, 1997 and 1996,
    the Company issued 200,000 and 400,000
    warrants  to purchase Common Stock
    at a fair value of $324,000 and $682,000, respectively, in connection with financing agreements.


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

     (E) Construction in Progress - Construction in progress includes the purchase price as well as construction costs in conjunction with the development of the El Rancho. These amounts include land and building acquisition costs, interest, consulting and other development costs in connection with the project. Such costs, aggregating approximately $51,831,385 at March 31, 1997, include real property acquisitions costs in the amount of approximately $43,500,000 capitalized interest and other development costs.

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

     (G) Financing Costs - Deferred financing costs includes costs of $3,482,022 associated with the debt incurred to fund the purchase of the El Rancho property and $970,238 associated with warrants issued in connection with the purchase and financing of the casino project, net of amortization of $434,005 and $176,925, respectively, as of March 31, 1997. These costs of $4,452,260, net of amortization of $610,930, are being expensed over the five year lives of the loan and the warrants.

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


(3)  NOTES AND MORTGAGES PAYABLE
Notes and Mortgages Payable are summarized below:

                                   March 31, 1997
                       Interest %      Current       Long-Term

ITB:

Foothill Mortgage (A)    Prime plus
                              2.75% $  2,250,000  $   11,750,000
                      (current rate
                            11.25%)

Foothill  Line of Credit(A)
                         Prime plus
                              2.75%    1,200,000      14,776,000
                      (current rate
                           11.25%)

Las Vegas Entertainment
Network, Inc. Mortgage           8%          -0-      10,500,000

ITG:

Notes -Insurance            Various       59,967             -0-
Contracts

FREEHOLD  RACEWAY:

Seller's Mortgage      80% of Prime
                            (not to
                         exceed 6%)      625,000      10,625,000
                      (current rate
                                6%)

Seller's Mortgage      80% of Prime
                      (current rate      225,000       1,872,050
                              6.6%)

Note - Parking Lot               8%      191,667         191,667

Notes - Telephone (B)       Various        3,521          21,709

GARDEN STATE PARK:

Mortgage Note Payable           10%    3,000,000            -0-
  (See Note 12-A)


Note Payable                    10%    3,000,000            -0-
  (See Note 12-A)

Notes-Insurance               Various
 Contracts                    Various     50,833            -0-

Notes - Telephone (B)       Various       25,992          65,802

Notes - Equipment (C)       Various      204,807         682,692

    Totals                          $ 10,836,787  $   50,484,920

Prime Rate at March 31, 1997 was 8.50%
The weighted average interest rate on
short-term borrowings outstanding as of
March 31, 1997 was 9.4%.

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

     The total principal balance of the Revolving Credit Line and the Term Loan Mortgage as of March 31, 1997 was $29,976,000. For the nine month period ended March 31, 1997, interest of $1,638,909 associated with the Foothill mortgage and revolving line of credit was capitalized and will be expensed (over the estimated benefit period) upon the opening of a casino on the El Rancho property.

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

     (E) During the quarter ended March 31, 1997, the Company paid and capitalized $1,000,000 of fees associated with new financing for the development of the El Rancho Property and for working capital. These fees will be expensed over the life of the loan. (See Note 12-B)

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

A reconciliation of income tax expense at the Federal statutory rate to income tax expense at the Company's effective rate is as follows:

                       Three Months ended          Nine Months ended
                           March 31,                  March 31,
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

     The Company has a net operating loss carryforward of approximately $171,600,000 at March 31, 1997, expiring in the years after June 30, 2001 through June 30, 2009. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, however, any deferred tax asset of approximately $53,500,000 is offset by an allowance of the same amount pursuant to SFAS No. 109 Accordingly, no deferred tax asset is reflected in these financial statements.

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

     The Company engaged certain professional, legal, architectural and consulting services in connection with the Company's casino development. Capitalized costs of $51,831,385 as of March 31, 1997 are costs required for the casino development project.

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

     In December 1995, Garden State Race Track, Inc. entered into an agreement with an unaffiliated party, The Four B's of Vineland, New Jersey, to sell a 56 acre parking lot tract at the Garden State Park which is presently unused for racing purposes. The agreement originally called for a purchase price of $11 million for the property, subject to normal closing adjustments and provided for a closing on or before December 15, 1996 (which date was extended until June 15, 1997 following a deposit of $100,000 that was made on December 15, 1996). Closing is subject to standard real estate contingencies including the receipt of all necessary governmental approvals to construct a retail shopping center of approximately 300,000 square feet on the site. On January 31,1997, the purchase agreement was amended to reflect a new purchase price of $9,000,000 and, if certain government approvals are subsequently obtained, the purchase price could increase by $2,000,000. The purchaser has deposited in escrow an irrevocable Letter of Credit in the amount of $375,000 in addition to the initial deposit previously made of $25,000 on December 15,1995 and the deposit of $100,000 made on December 15, 1996. In May 1997, the agreement was further amended to reflect that: 1) the closing to take place on or before July 21, 1997; 2) deposits totaling $500,000 are deemed non-refundable; 3) all fees and out of pocket expenses associated with the proposed Sun National Bank refinancing of the $6,000,000 mortgage loans secured by the property plus interest through August 21, 1997, shall be paid by the purchaser; 4) in the event the closing does not occur by July 21, 1997, all fees and expenses, up to $75,000, in connection with any subsequent refinancing of the Sun National Bank loan will be paid by the purchaser. The Company anticipates that the net proceeds from the sale will be approximately $2,300,000 after the $6,000,000 Sun note is paid. (See Notes 3 & 12-A)

     On November 2, 1995, Robert E. Brennan resigned as Director, as Chairman of the Board and as Chief Executive Officer of the Company. Mr. Brennan resigned these positions at the urging of the Company's Board of Directors based on actions taken by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state. The New Jersey Division of Gaming Enforcement ("Division") filed a complaint with the New Jersey Casino Control Commission ("Commission") seeking to prohibit the Company's two racetracks, Garden State Park ("Garden State") and Freehold Raceway ("Freehold") from conducting industry business with any casino licensees. Garden State and Freehold currently receive revenues from parimutuel wagering on races, including their own, simulcast to certain of the Atlantic City casinos. The Division based its complaint on the fact that Mr. Brennan, who is also a principal shareholder of the Company, had been found in a June 1995 decision by Judge Richard Owen of the United States District Court for the Southern District of New York in a civil action to be "liable for violating federal securities laws in the years 1982 to 1985." None of the alleged securities law violations involved the Company, its securities, or its operations. The Division claims that Mr. Brennan's participation in the Company's racetrack subsidiaries "would be inimical to the policies of the Casino Control Act" and according to the Division, this would disqualify him and the Company's two New Jersey racetracks from continued licensure with the Commission. Mr. Brennan has denied committing any violations of the federal securities laws and appealed Judge Owen's decision. On December 10, 1996, the ruling against Mr. Brennan was upheld by a federal appellate court.

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

     The Company was also advised by the New Jersey Racing Commission, which annually grants permits for the conduct of parimutuel racing at Garden State and Freehold, that the Racing Commission was considering the issuance of a Notice of Intention to suspend or revoke the permits held by Garden State and Freehold based on Judge Owen's decision. At a subsequent meeting, a representative of the Racing Commission indicated that the previously described settlement to be considered by the Commission regarding Mr. Brennan would be presented to the Racing Commission for its consideration. The Racing Commission was apprized of the settlement by the Casino Control Commission and stated that it considered it a resolution of its concerns.

     On June 4, 1996, the Company closed on the financing of $30,000,000 from Foothill. The financing arrangement, secured by among other things, a mortgage on the El Rancho property, Garden State Park and a second mortgage on Freehold Raceway includes a $16,000,000 revolving credit line and a $14,000,000 Term Loan Mortgage, used at settlement to pay off the $14,000,000 mortgage note referred above due on December 20, 1996. The maximum line of credit balance was restricted by $3,000,000 until such time that an approved settlement agreement had been reached concerning the shares of Common Stock then owned by Robert E. Brennan, the Company's former chairman. The restriction was released following the approved sale of Mr. Brennan's shares on January 15, 1997. The revolving credit line requires that the Company make quarterly principal payments of $400,000 beginning July 1, 1997. Interest on the outstanding balance is payable monthly at a rate of 2.75% above the current published prime lending rate per annum. The Term Loan Mortgage requires that the Company make equal monthly principal payments of $250,000 plus interest beginning July 1, 1997. Interest on the outstanding balance is payable monthly at a rate of 2.75% above the current published prime lending rate per annum. The credit facility contains financial and other covenants that require the Company to maintain certain standards with respect to: (i) minimum tangible net worth of $70,000,000 (as of March 31, 1997, the Company's tangible net worth was $71,449,078); and (ii) liabilities to tangible net worth ratio of not more than one to one (as of March 31, 1997, the Company's liability to tangible net worth ratio was 1.034 to 1.0). At March 31, 1997, the Company did not meet the liabilities to net worth ratio, however, Foothill subsequently waived the non-compliance. (See Note 12-C) The credit facility also requires that additional purchase money financing and/or capital leases cannot exceed an aggregate $3,000,000.

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

     On August 19, 1996, the Company and its financial advisor, Standard Capital Group Inc. ("Standard Capital"), agreed to terminate their prior contractual relationship. In connection with the termination of the agreement, the Company paid Standard Capital all outstanding fees and expenses totaling $120,000 as of August 14, 1996. The Company, which had previously provided Standard Capital with 250,000 five year warrants, each exercisable to purchase one share of ITB Common Stock at an exercise price of $5.00, provided Standard Capital in connection with such termination with an additional 200,000 warrants, each identical to the initial warrants. Financing costs of $324,000 have been accounted for and expensed during the first half of fiscal 1997 for these warrants. During the quarter ended March 31, 1997, the Company paid $1,000,000 to Standard Capital Group to act as the Company's financial advisor and in order to render certain financial advisory and investment banking services to the Company with respect to potential transactions aimed at enabling the Company to capitalize on its existing growth opportunities and to maximize shareholder value. (See Note 12)

     On September 17, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $293 and an end buyout of approximately $42,000 for a new telephone system at Freehold Raceway. On December 16, 1996, the Company entered into a lease agreement with Siemens Credit Corporation that provides for eighteen monthly lease payments of $2,363 and an end buyout of approximately $66,000 for a new telephone system at Garden State Park. The Company recorded these transactions as capital leases. (See Note 3-B)

     On September 26, 1996 the Board of Directors approved a three-year employment contract for Joel H. Sterns, Chairman of the Board. The contract provided for Mr. Sterns to serve on a full-time basis through the period ending on June 30, 1997 for an annual compensation of $384,000. The contract also provided that upon a "Termination Event", Mr. Sterns may be entitled to receive certain amounts. The removal of Mr. Sterns on November 4, 1996 prior to the expiration of his term was deemed a "Termination Event" which, based on his employment contract, exposed the Company to a future potential liability and expense. On January 15, 1997, a settlement agreement was approved whereby Mr. Sterns accepted $252,000 in full and final settlement of all salary, reimbursable expenses and termination payments to which he may be entitled. Payments are scheduled to include: 1) $75,000 paid in January 1997; 2) $15,000 per month from February 1997 until December 1997; and 3) a payment of $12,000 in June 1997. At March 31, 1997, $147,000 has been accrued for these payments.

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

     On January 15, 1997, the Company granted 375,000 options to certain employees. On February 1, 1997, Mr. Winkler surrendered 125,000 stock options
previously granted to him at an exercise price of $5.875 per share.   At March
31, 1997, total employee options outstanding were 1,525,000. On November 3, 1996, 200,000 stock options previously issued to two former directors, Mr. Peloquin and Mr. Goldman were forfeited as a result of their removal from the
board of directors.  (See Note 5)   On January 15, 1997, the Company granted
75,000 options to certain directors. At December 31, 1996, total non-employee options outstanding were 300,000.

    During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employers" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. The Company estimates the fair value of each option and warrant granted on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.3%, a weighted average expected life of 5 years based on Company expectations, and a weighted average expected volatility of 56.29%.

     (B)  WARRANTS

     The fair value of warrants issued during the nine months ended March 31, 1997 and 1996 was $324,000 and $682,000, respectively. At March 31, 1997, total warrants outstanding were 1,125,000 and have been accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho property. The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho property has been capitalized and will be amortized when the facility becomes operational.

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

     At March 31, 1997, the Company held approximately $1,980,960, which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and unclaimed ticket holder winnings, all of which are classified as accounts payable.

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

(9)  NET INCOME PER SHARE

     Income (loss) per share for the three and nine month periods ended March 31, 1997 and 1996 is computed on the weighted average number of shares outstanding. The Convertible Preferred Stock has not been included in the computations because the conversion period has expired. Outstanding Stock Options of 2,950,000 which are considered common stock equivalents for fiscal 1997 were not included in the computation of average shares outstanding because their inclusion would be anti-dilutive. Fully diluted loss per share has not been shown since such amount would not be dilutive. The number of shares used in the computations were 11,651,527 and 11,451,462 for the three months ended March 31, 1997 and 1996, respectively and for the respective nine month periods were 11,651,510 and 10,214,702.

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

(11) SUBSEQUENT EVENTS

          A. In May 1997 various amendments were executed to the agreement to sell a 56 acre parking lot tract at Garden State Park to The Four B's of Vineland, New Jersey, including the extension of the closing until July 21, 1997 and the non-refundable status of the deposits of $500,000. (See Note
5) In consideration for amending the agreement, the purchaser has agreed to a refinancing with Sun National Bank ("SUN") of the $6,000,000 foreign notes on the tract of land. The Company anticipates that, subject to the receipt of certain consents from the Company's existing and potential new lenders, that the refinancing with SUN will close shortly. The Company anticipates that the net proceeds from the sale will be approximately $2,300,000 after the $6,000,000 SUN note is paid. (See Notes 3 & 5)

          B. The Company is negotiating a loan with Credit Suisse First Boston Mortgage Capital LLC for $55,000,000. The Company expects to close the Credit Suisse loan shortly. The Company will use the proceeds of the loan for the purpose of refinancing various loans, including Foothill, affecting the Company's properties, funding certain working capital needs, and funding certain development costs of the El Rancho property. (See Notes 3 & 5)

          C. On May 19, 1997, the Company was advised by Foothill that it waived the Company's non-compliance with financial covenants for the fiscal quarter ended March 31, 1997. The waiver is effective until May 31, 1997, at which time, if the obligations owed to Foothill have not been paid in full by the Company, Foothill reserves its rights to take additional action.

ITEM 2.   MANAGEMENTS ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF

OPERATIONS

Results of Operations for the Three Months Ended March 31, 1997

     For the three months ended March 31, 1997, the Company's operating loss was ($1,342,708) as compared to an operating loss for the prior year of ($855,048) an increase in the operating loss of $487,660. Revenue from operations increased at Freehold Raceway and at Garden State Park for a combined increase of $830,723 from the prior year. Total operating expenses increased $1,456,864 or 8%. Direct operating expenses, cost of revenues and depreciation and amortization increased less than 1%. General and administrative expenses of $2,765,394 increased $962,307 or 53% from the prior year amount of $1,803,087. The increase in General and Administrative expenses is attributable to an increase in the legal, professional and consulting fees associated with the Company's casino project and termination of the Company's Chairman of the Board in November, 1997. Carrying costs of $117,232 were incurred for the El Rancho property.

     During the three months ended March 31, 1997, the Company incurred a net loss of ($2,069,458) in comparison to a net loss of ($1,151,532) for the prior year. The increase in losses of $917,926 primarily resulted from the effects of: 1) an increase of $212,676 in interest expense which reflects higher indebtedness levels incurred by the Company; 2) an increase of the amortization of financing costs of $206,623 which reflects the cost associated with the Company's new indebtedness and 3) negative change of $487,660 in the operating loss as described above.

Results of Operations for the Nine Months Ended March 31, 1997

     For the nine months ended March 31, 1997, the Company's operating loss was ($1,681,459) as compared to operating profits for the prior year of $692,880, a decrease of $2,374,339. Revenue from operations increased at Freehold Raceway and declined at Garden State Park for a net combined increase of $918,202 from the prior year. Total operating expenses increased $3,395,579 or 7%. Direct operating expenses, cost of revenues and depreciation and amortization increased less than 1%. General and administrative expenses of $7,742,252 increased $2,130,090, or 38% from the prior fiscal year amount of $5,612,162. The increase in General and Administrative expenses is attributable to an increase in the legal, professional and consulting fees associated with the Company's casino project and termination of the Company's Chairman of the Board and additional executive salary accrued effective January 15, 1997 in November, 1997. Carrying costs of $699,902 were incurred for the El Rancho property.

     During the nine months ended March 31, 1997, the Company incurred a net loss of ($7,048,426)) in comparison to a net loss of ($294,532) for the prior year. The increase in losses of $6,753,894 primarily resulted from the effects of; 1) an increase of $1,198,123 in interest expense which reflects higher indebtedness levels incurred by the Company; 2) an increase of the amortization of financing costs of $610,930 which reflects the cost associated with the Company's new indebtedness; 3) a write-off of $2,585,000 in non-refundable deposits associated with the option to purchase a parcel of land adjoining the El Rancho property in Las Vegas; and 4) a negative change of $2,374,339 in the operating loss as described above.

Garden State Park:

     Quarterly and year-to-date net operating income and losses at Garden State Park for the current fiscal year as compared to last year are as follows:

                Net Income (Loss)            Net Increase

                Fiscal 1997    Fiscal 1996    (Decrease)

1st Quarter    $   (122,928)$        66,313 $    (189,241)

2nd Quarter          356,070        187,723        168,347

3rd Quarter      (1,839,523)    (1,567,751)      (271,772)

Year to Date   $ (1,606,381) $  (1,313,715) $    (292,666)

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

                            Approximate
                            Commission     DAILY AVERAGES
                            % of handle

HARNESS MEETS                                Fiscal 1997      Fiscal 1996

Attendance                                         2,206            2,434

Live Handle                          13.4% $     154,242 $        182,103

Simulcast Sending Signal:

New Jersey Tracks (Avg. %)             3.3% $     342,124 $        391,232

    Atlantic City Casinos              4.4% $      25,609 $         36,553

      Out-of-State Tracks              1.5% $     888,891 $        929,190

Combined Handles                            $   1,410,867 $      1,539,079

Number of Live Race Days                               55               53

THOROUGHBRED MEETS

Attendance                                          2,857            2,745

Live Handle                           12.5% $     148,999 $        163,000

Simulcast Sending Signal:

New Jersey Tracks (Avg. %)             3.4% $     187,954 $        269,913


    Atlantic City Casinos              4.4% $      22,319 $         29,276

      Out-of-State Tracks              1.5% $     588,668 $        923,388

Combined Handles                            $     947,942 $      1,385,576

Number of Live Race Days                              39               33



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

AVERAGE DAILY SIMULCAST HANDLES

                             Fiscal 1997             Fiscal 1996
_____________________________

From Tracks *:               # of days    ( $)         # of      ( $)
                                                       days
_____________________________

New Jersey Tracks:

             Monmouth(T)             46      57,088        48      70,985

        Atlantic City(T)             35      42,490        38      46,048

          Meadowlands(T)             68      56,256        66      76,023

             Freehold(S)            167      23,340       160      27,628

          Meadowlands(S)            106      57,481       103      71,769

Out-of-State Tracks  (T,S)          274     237,951       269     241,856

TOTAL RECEIVING HANDLE                   83,127,833            87,046,749

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

     Quarterly and year-to-date net income at Freehold Raceway for the current fiscal year as compared to net income for last year are as follows:

                Net Income                      Net Increase
                  Fiscal 1997      Fiscal 1996   (Decrease)
              __

1st Quarter    $       1,242,275 $       786,069$       456,206

2nd Quarter            1,175,478       1,744,847      (569,369)

3rd Quarter            1,527,869       1,107,934        419,935

Year-to-Date   $       3,945,622 $     3,638,850$       306,772



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

                                  Approximate
                                  Commission  DAILY  AVERAGES
                                  % of handle

FRA HARNESS MEETS                                Fiscal 1997      Fiscal
                                                                    1996

Attendance                                             2,161       2,286

Live Handle                              9.3%$       248,819$    283,361

Simulcast Sending Signal:

  New Jersey Tracks (Avg. %)             3.6%$       154,472$    170,226

       Atlantic City Casinos             4.4%$        23,947$     23,547

         Out-of-State Tracks             1.5%$       347,626$    392,705

Combined Handles                             $       787,096$    869,839

Number of Live Race Days                                 100          99

ACH HARNESS MEETS

Attendance                                             2,032       1,971

Live Handle                              9.3%$       209,956$    241,099

Simulcast Sending Signal:

  New Jersey Tracks (Avg. %)             3.6%$       165,345$    175,620

       Atlantic City Casinos             4.4%$        21,035$     22,430

         Out-of-State Tracks             1.5%$       393,277$    383,131

Combined Handles                             $       789,613$    822,280

Number of Live Race Days                                  65          61



     The following summarizes average handles experienced by Freehold Raceway in connection with receiving simulcasts for the nine month fiscal periods from July 1, 1996 thru March 31, 1997 and July 1, 1995 thru March 31, 1996:

AVERAGE DAILY SIMULCAST HANDLES

                             Fiscal 1997            Fiscal 1996
_____________________________

From Tracks *:               # of days    ( $)      # of days    ( $)
_____________________________

New Jersey Tracks:

    Garden State Park(S)             55     71,393         53      80,887

    Garden State Park(T)             39     23,412         33      24,664

          Meadowlands(S)            106    109,296        103     123,087

          Meadowlands(T)             68     42,204         66      51,717

        Atlantic City(T)             35     24,970         38      37,932

Out-of-State Tracks  (T,S)          271    259,958        258     218,907

TOTAL RECEIVING HANDLE                  88,064,190             79,111,631

(T) = Thoroughbred, (S) = Standardbred*The commission percentage of handle averaged approximately 11.0% of total handles on simulcasting received during the nine months ended March 31, 1997.




LIQUIDITY AND FINANCIAL RESOURCES

      The Company's working capital (deficit), on a consolidated basis, as of March 31, 1997, was ($7,184,956) which represents an increase of approximately $12,500,000 from the March 31, 1996 working capital (deficit) of ($19,646,510). This working capital deficit decrease is primarily the result of the refinance of a $14,000,000 short term mortgage associated with the purchase of the El Rancho Hotel into long term debt which has the effect of classifying $12,500,000 of the previous short term liability as long term.

      The Company's cash flows used by operations were ($585,169) during the nine months ended March 31, 1997 compared to cash provided from operations of $3,781,892 for the comparable period in fiscal 1996. The increase of $4,367,061 was primarily the result of increases in the administrative expenses, including legal costs, associated with management changes during the period, carrying costs incurred for the El Rancho property and the cost of options granted to directors in addition to increased operating losses during the nine months ended March 31, 1997.

        Cash used for investing activities was $6,051,117 during the nine months ended March 31, 1997 compared to $15,350,656 for the comparable period in fiscal 1996. The decrease was primarily the result of a decrease in expenditures for casino development of $10,850,706 in addition to $2,115,000 for deposits associated with the forfeited option to purchase additional land adjoining the El Rancho project and a decrease of $381,034 in cash used for improvements at the two racetrack properties.

      Cash provided by financing activities was $5,510,132 for the nine months ended March 31, 1997 compared to cash provided during the comparable period in fiscal 1996 by financing activities of $3,739,184. During the first nine months of fiscal 1997, net cash was generated from debt financing of $7,992,155 primarily associated with the revolving credit line with Foothill Capital Corporation and from note proceeds of $1,024,037 in borrowings in connection with new air conditioning equipment at Garden State Park. Also during the first nine months of fiscal 1997, there was an increase in long term principal payments of $1,382,711 primarily as a result of a final payment of $1,405,000 on a note previously executed by Freehold Raceway and $728,224 of principal payments made on short term financing.

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

      In May 1997 various amendments were executed to the agreement to sell a 56 acre parking lot tract at Garden State Park to The Four B's of Vineland, New Jersey, including the extension of the closing until July 21, 1997 and the non-refundable status of the deposits of $500,000. In consideration for amending the agreement, the purchaser has agreed to a refinancing with Sun National Bank ("SUN") of the $6,000,000 foreign notes on the tract of land. The Company anticipates that, subject to the receipt of certain consents from the Company's existing and potential new lenders, that the refinancing with SUN will close shortly. The Company anticipates that the net proceeds from the sale will be approximately $2,300,000 after the $6,000,000 Sun note is paid.

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

      In addition a disproportionate amount of ITB's revenue is received during the period September through May of each year because Garden State Park and Freehold Raceway only conduct simulcasting during the summer months. As a result, the company's revenue income have been greatest in the second and third quarters of the year.


INFLATION

      To date, inflation has not had a material effect on the Company's operations.