Form 10-K
period 1997-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1998-05-22
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


(Mark One)
 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1997

          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                  Commission file number 0-9624
              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
     (Exact name of registrant as specified in its charter)


               DELAWARE                 22-2332039
    (State or other jurisdiction of   (I.R.S. Employer
     incorporation or organization)    Identification No.)

      ROUTE 70 AND HADDONFIELD ROAD
      CHERRY HILL, NEW JERSEY                      08034
 (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:  (609) 488-3838

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered

   COMMON STOCK, $2.00 PAR VALUE       AMERICAN STOCK EXCHANGE

   SERIES A CONVERTIBLE PREFERRED STOCK,
   $100 PAR VALUE                      AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes    X                            No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

Based on the closing sale price on October 13, 1997 (the last day of trading), the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $28,712,348.

The number of shares outstanding of the Registrant's Common Stock was 13,978,095 at May 15, 1998.



            INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                            FORM 10-K

This report contains "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Act of 1995 and is including this statement for the express purpose of availing itself of such safe harbor with respect to forward-looking statements. Forward-looking information is subject to important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to: (i) the impact of off-track wagering and other forms of gaming on the Company's operations; (ii) the Company's ability to obtain additional financing necessary for any development of the El Rancho Property; (iii) the results of certain litigation involving the Company and certain of its directors and stockholders; (iv) the effect of the New Jersey Division of Gaming Enforcement investigation on the Company's licenses with the New Jersey Casino Control Commission and the New Jersey Racing Commission; and (v) the Company's non-financial defaults under the CSFB Credit Facility. The Company wishes to caution each reader of this report to carefully consider the risks and uncertainties with respect to each such forward-looking statement.



                                PART I

ITEM 1 - BUSINESS

GENERAL

     International Thoroughbred Breeders, Inc. ("ITB"), a Delaware corporation, is a holding company incorporated on October 31, 1980. Through its operating subsidiaries, ITB is primarily engaged in (i) the ownership and operation of standardbred and thoroughbred racetracks in New Jersey (the "Racetrack Operations") and (ii) ownership of a casino property in Las Vegas, Nevada (the "Casino Operations"). ITB owns and operates Garden State Park in Cherry Hill, New Jersey (through its wholly-owned subsidiary Garden State Race Track, Inc.) and Freehold Raceway and certain nearby properties in Freehold, New Jersey (through its wholly-owned subsidiaries Freehold Racing
Association, Atlantic City
Harness, Inc. and Circa 1850, Inc.). ITB also owns the non-operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada (through
its wholly-owned subsidiary Orion Casino Corporation).   For the year ended June
30, 1997 ("Fiscal 1997"), Racetrack Operations accounted for substantially all of ITB's total consolidated revenues. As used in this Form 10-K, the term "Company" includes ITB and its wholly owned subsidiaries.

     For Fiscal 1997, the Company's operating loss was $4,715,334 as compared to an operating profit for the prior fiscal year of $377,929, a decrease of $5,093,263. Revenue from operations increased at Freehold Raceway and declined at Garden State Park during Fiscal 1997 for a net combined decrease of $282,095 from the prior fiscal year. Total operating expenses increased $4,439,182 or 6% during the same period, consisting of an increase in general and administrative expenses of $2,871,634 or 35%, and carrying costs for the El Rancho Property of $1,773,627, offset by a decrease of less than 1% in direct operating expenses, cost of revenues and depreciation and amortization. The increase in general and administrative expenses is principally attributable to: (i) non-employee option expense increases of $460,000; (ii) a net increase in officer and corporate administrative salary and benefits of $233,000; (iii) severance amounts paid to or accrued for terminated officers of $452,000; (iv) legal, accounting and professional fees increases of $267,000; (v) an increase of $220,000 in corporate insurance expense; and (vi) an increase of $390,000 in travel and related expenses in connection with corporate business opportunities, financing activities and executive travel.

     During Fiscal 1997, the Company incurred a net loss of $17,387,582 as compared to a net loss of $1,069,712 for the prior fiscal year. The increase in net loss of $16,317,870 primarily resulted from the effects of: (i) a write-off of $2,585,000 in non-refundable deposits associated with the termination of an option to purchase a parcel of land adjoining the El Rancho
Property in Las Vegas
made during the second quarter; (ii) a write-off of $3,837,625 of financing costs associated with the early retirement of debt made during the fourth quarter;
(iii) a write-off during the fourth quarter of $2,543,968 of costs associated with the termination of the Starship Orion Casino concept for the development of the El Rancho Property; (iv) an increase of $1,360,037 in interest expense due to higher indebtedness levels incurred by the Company; (v) an increase of $1,063,800 in the amortization of financing costs which reflects the cost associated with the Company's new indebtedness; and (vi) a negative change of $5,093,263 in the operating loss as described above.

     As of May 1, 1998, ITB employed twelve full-time and two part-time corporate executive, administrative and clerical personnel. In addition, the Company employs consultants primarily relating to its casino development projects.

     In connection with Racetrack Operations, the Company directly employs (i) at Garden State Park, approximately 345 persons during thoroughbred racing meets and 265 persons during harness racing meets and (ii) at Freehold Raceway, approximately 250 persons during harness racing meets. Such personnel include pari-mutuel machine tellers, security personnel, admissions, cleaning, maintenance and parking personnel, most of whom are presently represented by unions with which the Company has existing contracts. Non-union racing department officials and starters are also employed during each meet. In addition, the Company employs approximately 100 additional full-time persons in connection with Racetrack Operations, who provide information, media, marketing, executive, administrative and clerical services and support for the tracks.

     The Company is involved in various lawsuits brought by certain minority Board members and stockholders. See "Legal Proceedings." In such litigation, the plaintiffs, minority Board members, have challenged the authorization and enforceability of certain actions taken and agreements entered into by the Company, including among other things, the Company's $55 million credit facility and related agreements. In the event the plaintiffs prevail in such litigation, such actions and agreements may be subject to modification, termination or revision, the impact of which on the Company cannot be foreseen.
This litigation
is currently at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe that a settlement is imminent, there can be no assurance that the settlement will be reached or as to the terms thereof. If a settlement is reached, it will be subject to the approval of the Delaware Court of Chancery after notice to all stockholders. In the event a settlement cannot be reached, there can be no assurance as to the outcome of such litigation or as to the impact the litigation itself or any resolution thereof may have on the Company's operations, financial position, results of operations or cash flows.

     As part of the proposed settlement, it is the Company's intention to dispose of the casino property in Las Vegas, Nevada. However, there can be no assurance that the settlement and subsequent sale of the casino property can be completed or as to the terms thereof.

     The Company is currently in default under certain non-financial covenants of its $55 million credit facility. There can be no assurance that the lender will continue to forebear with respect to the exercise of its rights under the credit facility, including its right to accelerate the loan. The Company is in discussions with such lender regarding the grant of waivers of such defaults in connection with the proposed settlement of the pending litigation, however, there can be no assurance that such settlement will be entered into or that such waivers will be granted. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Developments During the Last Fiscal Year."

     The Company is engaged in discussions with potential purchasers of the Company's Racetrack Operations. However, there can be no assurance that the Company will enter into an agreement with respect to any such sale or as to the terms of such sale, if entered into. Any sale of all of the Company's Racetrack Operations will be subject to stockholder approval.

RACETRACK OPERATIONS

GARDEN STATE PARK

     Garden State Park is owned and operated by the Company's wholly-owned subsidiary, Garden State Race Track, Inc. ("GSRT").
Garden State Park is located
on approximately 220 acres of land in
Cherry Hill, New Jersey. Cherry Hill forms part of the Philadelphia metropolitan area and is approximately eight miles from downtown Philadelphia.

     The Company purchased the site of Garden State Park on March 15, 1983 following a fire which destroyed the original racetrack facility. Following such purchase, the Company undertook an extensive reconstruction of the racetrack facility, as well as the construction of a separate pavilion (completed in 1986).
On April 1, 1985, Garden State Park reopened for horse racing.

     The reconstructed grandstand and clubhouse is an approximately 500,000 square foot, seven level, steel frame, glass enclosed, fully heated and air-conditioned facility (the "Clubhouse") with an adjacent multi-level glass covered thoroughbred paddock area. The Clubhouse can accommodate up to 24,000 spectators, including seating for approximately 9,500 spectators, and contains three sit-down restaurants as well as 17 food concession stands. The Company is not currently using a portion of the Clubhouse due to a decrease in business levels at Garden State Park over the last few years as a result of year-round simulcasting and less live racing at Garden State Park. The backstretch area includes 27 barns and stables capable of accommodating approximately 1,500 horses, a harness paddock, a training track, dormitories, cafeteria and recreation buildings for backstretch personnel, an administration building, and other service buildings. Reconstruction also included restoration of the main dirt and turf tracks, installation of lighting for nighttime racing, paving of parking facilities to accommodate approximately 4,000 automobiles, landscaping, fencing and other amenities. The approximately 56,000 square foot, 1-1/2 story pavilion (the "Pavilion") is used by the Company for closed circuit television events (racing as well as other sporting and non-sporting events), wagering, concerts, special events, concessions and other conveniences. The Pavilion has seating capacity for approximately 1,500 spectators.

     GSRT's operations are regulated by the New Jersey Racing Commission (the "Racing Commission") and the New Jersey Casino Control Commission (the "CCC"). See "Government Regulation."

OPERATIONS

     Racing Dates. Garden State Park's racing dates consist principally of night racing. For Fiscal 1997, Garden State Park conducted (i) standardbred harness racing (the "Harness Meet") from September 6, 1996 through December 14, 1996 for a total of 55 racing dates and (ii) thoroughbred flat racing (the "Thoroughbred Meet") from January 1, 1997 through May 23, 1997 for a total of 62 racing dates. For the fiscal year ending June 30, 1998 ("Fiscal 1998"), the Company conducted the Harness Meet from September 5, 1997 through December 12, 1997 for a total of 51 racing dates and is conducting the Thoroughbred Meet from January 1, 1998 through May 23, 1998 for a total of 63 racing dates.

     Simulcasting. Simulcasting is defined as the television transmission of live horse racing from one racetrack (the "Sending Track") to another (the "Receiving Track"). Typically, pari-mutuel wagering is conducted at the Receiving Track with a percentage of the Receiving Track's commission on the wagering being shared with the Sending Track. For New Jersey intra-state simulcasts, a portion of the Receiving Track wagering must be used for purses at the Sending and Receiving Tracks. In such situations when Garden State Park is the Sending Track, a portion of the Receiving Track wagering is required to be used for purses at Garden State Park during the current live race meeting. In cases where Garden State Park is the Receiving Track, it is required to remit a percentage of its pari-mutuel wagering to the Sending Track and is required to pay a portion of the commission to purses if live racing is being conducted, or at the next live race meeting if live racing is not in progress at the time of simulcasting. Garden State Park conducts day and night year around simulcasting.

     Attendance and Wagering. The following table summarizes average daily attendance and wagering at Garden State Park and races simulcast to other racing facilities during the past three fiscal years:

                       Approximate
                       Commission % of
                        Wagering*          DAILY AVERAGES




THOROUGHBRED MEETS                        Fiscal Year EndedJune 30,
                                     1997             1996         1995

Attendance                               2,929        2,891        3,292

Live Wagering               13.4%     $154,407     $164,381     $212,580

Simulcast Sending Signal:

     New Jersey Tracks       3.3%     $201,584     $261,560     $311,763
               (Avg.)

         Atlantic City       4.4%      $24,272      $29,227      $43,503
              Casinos

 Out-of-State Tracks         1.5%     $635,876     $840,328     $792,269

Combined Wagering                   $1,016,139   $1,295,497   $1,360,115

Number of Live Race Days                    62           64           75

                      Approximate
                       Commission
                         % of
                       Wagering*            DAILY AVERAGES



HARNESS MEETS                              Fiscal Year EndedJune 30,
                                         1997         1996          1995

Attendance                               2,206        2,434        2,767

Live Wagering               12.7%     $154,242     $182,103     $207,747

Simulcast Sending Signal:

    New Jersey Tracks        4.0%     $342,124     $391,232     $456,522
              (Avg.)

        Atlantic City        4.6%      $25,609      $36,553      $35,578
          Casinos

 Out-of-State Tracks         1.5%     $888,891     $929,190     $658,699

Combined Wagering                   $1,410,867   $1,539,079   $1,358,546

Number of Live Race Days               55           53           55

* Amounts equal the portion received by the track after payment of purses to horsemen.

     The following table summarizes average wagering experienced by Garden State Park in connection with receiving simulcasts during the past three fiscal years:




          AVERAGE DAILY SIMULCAST WAGERING    (RECEIVING TRACK)

                       FISCAL YEAR  ENDED JUNE 30,
                     1997                1996              1995

From Tracks *:        #                  #               # of
                      of       ($)     of        ($)     days     ($)
                     days              days

New Jersey
Tracks:

 Atlantic City (T)      36       42,065   52       45,916   59      61,672

 Freehold      (H)     208       23,027  201       27,225  216      33,353

 Meadowlands   (T,H)   232       56,762  234       71,182  251      98,652

 Monmouth      (T)      72       54,951   74       66,255   73      81,164

Out-of-State   (T,H)   364      244,099  360      244,024  364     236,650
Tracks


TOTAL ANNUAL               $112,281,224      $117,267,914     $127,669,977
RECEIVING WAGERING

(T) = Thoroughbred, (H) = Harness
* The commission percentage of wagering received by Garden State Park is approximately 9.9% after the payment of purses to horsemen.


     Other Operations. In November 1983, Garden State Park and an unaffiliated third party, the Servomation Corporation (now Service America Corporation ("Service America")), entered into an agreement
(the "Service America
Vendor Agreement") pursuant to which Service America was granted a fifteen year exclusive right to operate all food and retail services at the racetrack facility commencing with the 1985 opening of the racetrack. Under the Service America Vendor Agreement, Service America agreed to invest $7,000,000 in the concession facilities at Garden State Park. Service America depreciates such investment on a straight line basis over the term of the Service America
Vendor Agreement. Upon
termination of the Service America Vendor Agreement, Garden State Park is obligated to pay Service America an amount equal to the undepreciated balance, if any, and will acquire title to the improvements. As of May 1, 1998, the undepreciated balance was approximately $932,000. The Service America Vendor Agreement requires that Service America pay a monthly concession fee to Garden State Park based on a percentage of adjusted gross sales of beverages, food and other items. In addition, Service America is required to pay Garden State Park a percentage of net profits, if any, with respect to the operations of Garden State Park's Phoenix Restaurant. Garden State Park is responsible for any net operating losses of the Phoenix Restaurant. For the twelve months ended December 31, 1997, the Phoenix Restaurant incurred an operating loss of $88,693.
Service America has obtained a license to permit the sale of alcoholic beverages at the racetrack. Garden State Park has a right of first refusal (subject to regulatory approval) to purchase the liquor license at the expiration or other termination of the Service America Vendor Agreement.

     Prior to 1995, the annual New Jersey State Fair was held at Garden State Park. In 1995, the Company contracted with another fair operator to hold a similar fair. In 1996, the Company entered into an agreement permitting the annual New Jersey State Fair (under new ownership) to be held at Garden State Park (the "State Fair Agreement") during July and/or August from 1996 until 1998.
The State Fair Agreement provides that the Company will receive a fixed fee and a percentage of the receipts from admissions, concessions, and other amenities received by the operator of the State Fair. The Company has the option, at its sole discretion, to renew the agreement to conduct the state fair during the calendar year 1999. The New Jersey State Fair was held at Garden State Park in August 1996 for a period of ten days and in August 1997 for a period of eleven days.

     On January 1, 1994, the Company granted a license (the "TTI License") to Ten Tables, Inc. ("TTI") pursuant to which TTI has the right to conduct a flea market on the Garden State Park property. The flea market is conducted on a section of property not normally used by the Company for racing operations. The TTI License is for an initial term of five years, with an extension provision for an additional five years. The Company receives a fixed fee for each day the flea market is conducted (approximately 80 days per year) plus parking revenue. In connection with the sale on October 20, 1997 of the 56 acre site where the flea market had previously been held, the flea market has been relocated to another site on the Garden State Park property and TTI has received permanent zoning approval for such location. See "Developments During the Last Fiscal Year."

FREEHOLD RACEWAY

       Freehold Raceway is owned by Freehold Racing Association ("FRA"), a wholly-owned subsidiary of the Company, and is operated by FRA and Atlantic City Harness, Inc. ("ACH"), also a wholly-owned subsidiary of the Company. Freehold Raceway is located on a 51 acre site in western Monmouth County, New Jersey and is the nation's oldest harness track. Daytime racing has been conducted at Freehold Raceway since 1853; pari-mutuel wagering commenced in 1941.

     Freehold Raceway was acquired by the Company in January 1995 for a purchase price of $17,800,000, of which approximately
$12,500,000 was represented
by a promissory note (the "Freehold Note").  The Freehold
Note matures in January
2003 and bears interest at 80% of the prevailing prime rate (not to exceed 6% per annum). The Freehold Note is secured by a mortgage on the land and buildings at Freehold Raceway and certain other collateral.

      The grandstand is an approximately 150,000 square foot, five level, steel frame, enclosed, fully heated and air conditioned facility constructed in 1986 (the "Grandstand"). The Grandstand can accommodate up to 10,000 spectators, including seating for approximately 2,500 spectators, and has a sit-down restaurant as well as seven food concession stands. Additional facilities include receiving barns with an adjacent paddock area, parking lots to accommodate approximately 2,500 vehicles and a two story administration building.

     The operations of ACH and FRA are regulated by the Racing Commission.
See "Government Regulation." The Company holds two racing permits for harness racing at Freehold Raceway through ACH and FRA.

OPERATIONS

     Racing Dates. Freehold Raceway's racing dates consist solely of daytime harness racing dates. FRA conducted a Harness Meet (the "FRA Harness Meet") from August 15, 1996 through December 31, 1996 for a total of 100 racing dates. ACH conducted a Harness Meet (the "ACH Harness Meet") from January 1, 1997 through May 26, 1997 for a total of 106 racing dates. For Fiscal 1998, the Company conducted the FRA Harness Meet from August 14, 1997 through December 31, 1997, with 99 racing dates and is conducting the ACH Harness Meet from January 1, 1998 through May 25, 1998, with 97 racing dates.

     Simulcasting.  Freehold Raceway hosts full-card simulcast betting on
thoroughbred and harness racing from numerous tracks in North America.   For New
Jersey intra-state simulcasts, a portion of the Receiving Track wagering must be used for purses at the Sending and Receiving Tracks. In such situations when Freehold Raceway is the Sending Track, a portion of the Receiving Track wagering is required to be used for purses at Freehold Raceway during the current live race meeting. In cases where Freehold Raceway is the Receiving Track, it is required to remit a percentage of its pari-mutuel wagering to the Sending Track and is required to pay a portion of the commission to purses if live racing is being conducted, or at the next live race meeting if live racing is not in progress at the time of simulcasting. Freehold Raceway conducts day and night year around simulcasting.

     Attendance and Wagering. The following table summarizes average daily attendance and wagering at Freehold Raceway and races simulcast to other racing facilities during the past three fiscal years:

                    Approximate
                     Commission
                      % of
                     Wagering*              DAILY AVERAGES



ACH HARNESS  MEETS                         Fiscal Year EndedJune 30,
                                        1997          1996           1995

Attendance                              2,099         2,085         2,298

Live Wagering              9.3%      $214,126      $252,058       $290,449

Simulcast Sending
Signal:

   New Jersey Tracks       3.7%      $167,642      $181,929       $184,427
              (Avg.)

      Atlantic City        4.5%      $22,467        $23,073        $25,203
           Casinos


       Out-of-State        1.5%      $391,500       $389,771     $322,948
          Tracks


Combined Wagering                    $795,735       $846,831     $823,026

Number of Live Race                       106           102           107
Days

                    Approximate
                    Commission
                      % of
                    Wagering*                 DAILY AVERAGES



FRA HARNESS MEETS                          Fiscal Year EndedJune 30,
                                   1997              1996           1995

Attendance                         2,161              2,286         2,421

Live Wagering              9.3%   $248,819         $283,361      $323,079

Simulcast Sending
Signal:

   New Jersey Tracks
              (Avg.)       3.6%   $166,714         $170,226      $182,427

      Atlantic City
           Casinos         4.5%   $23,547           $23,937       $25,304


       Out-of-State
          Tracks           1.5%   $347,626         $392,704      $292,914


Combined Wagering                 $786,706         $870,228      $823,724

Number of Live Race                  100                 99           109
Days

* Amounts equal the portion received by the track after payment of purses to horsemen.

   The following table summarizes average wagering experienced by Freehold Raceway in connection with receiving simulcasts during the past three fiscal years:

COMBINED HARNESS MEETS


         AVERAGE DAILY SIMULCAST WAGERING   (RECEIVING TRACK)

                           FISCAL YEAR ENDED JUNE 30,
                         1997            1996       1995

From Tracks *:          # of           # of          # of
                        days    ($)    days   ($)    days  ($)


New Jersey
Tracks:

 Atlantic City (T)          36  24,626    52  34,270    57 47,230

   Garden State(T,H)       117  45,919   117  50,563   130 53,851
      Park

 Meadowlands   (T,H)       232  88,848   234 100,776   249109,088

Out-of-State   (T,H)       362 252,033   330 230,995   340159,694
Tracks

TOTAL ANNUAL
RECEIVING              $118,107,660    $107,507,691  $91,151,147
WAGERING

(T) = Thoroughbred, (H) = Harness
*The commission percentage of the wagering received by Freehold Raceway is approximately 8.2% after the payment of purses to horsemen.


    Other Operations. In December 1985, Freehold Raceway and an unaffiliated third party, Sportservice, Inc. ("Sportservice"), entered into an agreement (the "Sportservice Vendor Agreement") pursuant to which Sportservice was granted the exclusive right to operate all food concessions at the racetrack facility. The Sportservice Vendor Agreement requires that
Sportservice pay a monthly concession
fee to Freehold Raceway based on a percentage of adjusted gross receipts from the food services. The Sportservice Vendor Agreement terminates in June 2002. Sportservice holds a license to permit the sale of alcoholic beverages at Freehold Raceway. Upon the termination of the Sportservice Vendor Agreement, Sportservice has agreed to transfer such liquor license to Freehold Raceway at no charge to Freehold Raceway.

COMPETITION

      Freehold Raceway conducts all of its live harness racing during the day. Garden State Park's live thoroughbred and harness racing has been conducted primarily at night, although day racing (in whole or part) may be conducted in the future. The Company intends to conduct live harness racing at night at Garden State Park on some dates when daytime live harness racing is being conducted at Freehold Raceway.

    On most days during the year, Garden State Park and Freehold Raceway each conduct simulcasting in competition with live and simulcast racing being conducted at the other's facility. In addition, at various times, each track receives simulcasts of thoroughbred and harness races from other tracks while the same type of racing is being conducted live at the other track.

    Garden State Park and Freehold Raceway face direct competition from year-round, daytime, thoroughbred racing at Philadelphia Park in Bucks County, Pennsylvania ("Philadelphia Park"), as well as from five off-track betting parlors in the Philadelphia area operated by Philadelphia Park. Management believes that telephone wagering to Philadelphia Park placed from locations in Pennsylvania and areas outside Pennsylvania (including New Jersey) which allows residents to place wagers from their homes and businesses, has had and will continue to have a significant adverse impact on attendance and wagering at the Company's racetracks. The Company expects that one additional off-track betting parlor may be opened by Philadelphia Park in the Philadelphia area, which is expected to directly compete with the Company's facilities.

    The Company's racetrack facilities also face competition from (i)
Atlantic City Race Course (day thoroughbred racing and summer simulcasting), (ii)
Delaware Park near Wilmington, Delaware (day thoroughbred racing and year-round simulcasting), (iii) Monmouth Park (summer day thoroughbred racing and year-round simulcasting) and (iv) The Meadowlands (principally night thoroughbred and harness racing and year-round simulcasting). With the exception of Monmouth (with respect to Freehold Raceway), these tracks lie a greater distance from either Garden State Park and Freehold than does Philadelphia Park. Atlantic City
Race Course has reduced its 1998 meet to five days in May and has indicated that it will discontinue live horse racing after this summer. Atlantic City Race Course has also indicated that it has entered into an agreement to sell its racetrack site to a developer, while retaining the right to develop an on-site simulcasting facility in the future if New Jersey law permits. The Company's racetracks also face competition from racetracks in New York, Delaware, Maryland and Pennsylvania, most of which tracks have larger purses which enable the tracks to attract better quality horses and greater attendance. In 1997, the Maryland lottery donated $5 million towards enhancing that state's total purse distribution, and that amount is expected to double in 1998.

    Garden State Park and Freehold Raceway simulcast some or all of their racing to, and receive simulcasting of some or all of their racing from, all of the above New Jersey racetracks. A New Jersey state law enacted in 1992 which permits Garden State Park, Freehold Raceway, other New Jersey racetracks and the Atlantic City Casinos to receive entire race cards from out-of-state tracks via simulcasting may have had, and may have in the future, the effect of increasing the competition the Company's racetracks face in New Jersey. In addition, off-track wagering and full card simulcasting are conducted in Pennsylvania, New York and Maryland, full card simulcasting is conducted in Delaware, and telephone wagering is available in Pennsylvania and New York. New Jersey law does not permit off-track wagering or telephone wagering.

    Since September 1995, Delaware racetracks have offered slot machines to their patrons. This may have had, and may have in the future, the effect of increasing the competition the Company's racetracks face from legalized gaming in other Mid-Atlantic states. Competition from off-track betting, casino gambling (in Atlantic City), various state lotteries and other forms of gambling and entertainment, including professional and collegiate sporting events, may also have had, and may have in the future, a material adverse effect on racetrack attendance, wagering and thus profitability at Garden State Park and Freehold Raceway. From time to time, legislation has been introduced in New Jersey and neighboring states which would further expand gambling opportunities. Approval of such legislation could have the effect of increasing competition for the Company in the future.

    On January 16, 1998, the nineteen member Racing Industry Study Commission appointed by the Governor of New Jersey issued its report on the horse racing industry in New Jersey, including existing statutes and regulations, in-state competition for gambling dollars and legislation in neighboring states. The Commission concluded that the long-term health of the New Jersey racing industry was dependent upon a purse structure which would be sufficient to support breeders and owners, attract quality horses to New Jersey racetracks, and protect
New Jersey green acres by keeping farms economically viable. Accordingly, the Commission recommended, among other things, an infusion of $25 million to $50 million of state funds annually to augment racetrack purses and revenue and regulatory reform of the racing industry to allow off-track betting and wagering through telephones, the Internet and other locations. The Commission's recommendations are under consideration by the Governor. There can be no assurance that any or all of the Commission's recommendations will be adopted by the Governor or the New Jersey legislature.
Certain of the recommendations would
also require an amendment to the New Jersey constitution, and there can be no assurance that any amendment will be approved.

GOVERNMENT REGULATION

    The Company's operations at Garden State Park and Freehold Raceway are subject to regulation (i) under the Racing Act of 1940, as amended and supplemented (the "Racing Act") and the rules and regulations of the Racing Commission and (ii) by the CCC.

    Under the Racing Act, all pari-mutuel employees and all others who are connected with the training of horses or the conduct of races, must be licensed by the Racing Commission. In addition, no person may hold or acquire, directly or indirectly, beneficial ownership of more than 5% of the voting securities of the Company without the approval of the Racing Commission. The issuance by the Company of 2,093,868 shares of its Common Stock to Las Vegas Entertainment Network, Inc. ("LVEN"), a Delaware corporation, required Racing Commission approval as it exceeded the 5% threshold. See "Developments During the Last Fiscal Year" for a description of that stock issuance. The Company did not seek prior approval for the issuance of the shares to LVEN and, accordingly, is in violation under the Racing Act. As a result, the Racing Commission could revoke the Company's licenses, impose a fine or otherwise sanction the Company. The Company does not believe that the amount of any such fine will have a material adverse effect on its financial position.
In connection with pending litigation,
the minority directors have challenged the authorization and enforceability of certain agreements and actions taken by the Company, including the issuance of the above shares to LVEN. See "Legal Proceedings."

    At least 85% of the persons employed by the Company at Garden State Park and Freehold Raceway must be residents of New Jersey (excluding jockeys, drivers or apprentices, exercise boys, owners, trainers, clockers and governing and managing officials). The Racing Commission has the authority to require the Company to discharge any employee who: (i) fails or refuses for any reason to comply with the rules and regulations of the Racing Commission; (ii) in the opinion of the Racing Commission is guilty of fraud, dishonesty or incompetency;
(iii) has been convicted of a crime involving moral turpitude; or (iv) fails or refuses for any reason to comply with any of the provisions of the Racing Act.

    Additional restrictions and/or requirements imposed by the Racing Commission on the Company's racetrack operations include, but are not limited to, the setting of the admission price required to be charged by the Company, a requirement that the Company (and all other racetracks operating in New Jersey) must schedule at least one race per day limited to registered New Jersey-bred foals and the methods the Company may use to distribute pari-mutuel pools and "breaks" (the odd cents remaining after computing the amount due holders of winning pari-mutuel tickets). The Racing Commission also regulates the manner of keeping of certain of the Company's books and records.

    The Racing Commission is also responsible for the allocation of racing dates. There are no legislative limits or constraints on the number of racing dates that Freehold Raceway may be allotted. In the case of Garden State Park, however, by law the Racing Commission is to grant not less than 100 racing dates for thoroughbred racing after January 31 and prior to July 1 in any year and not less than 100 racing dates for harness racing after August 31 and prior to January 1 of the following year, if and to the extent that application is made therefor. For more information regarding racing dates at each of Garden State Park and Freehold Raceway, see "- Garden State Park - Operations - Racing Dates" and "-Freehold Raceway - Operations - Racing Dates" above.

    Because the Company simulcasts to Atlantic City casinos, the Company's simulcasting agreements are required to be filed with and approved by the CCC. In addition, the Company is required to be approved and licensed by the CCC as a non-gaming related casino service industry.
Certain of the Company's employees
and its directors and significant stockholders are also required to be approved by the CCC. As of the date hereof, all of the Company's employees required to be approved and all of the Company's directors and significant stockholders have been approved by the CCC or have filed applications seeking such approval. There can be no assurance that all such parties will obtain approval or the effect on the Company if such approvals are not obtained.

    The New Jersey Division of Gaming Enforcement ("DGE") is currently investigating in accordance with their statutory obligation to determine the qualification of the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the CCC and the Racing Commission. The Company has no information with respect to the potential outcome of such investigation. In the event that the DGE concludes that one or more of such individuals are not qualified, the CCC and/or the Racing
Commission may require any such stockholder to divest his or her interests and any such director may be asked to resign. Failure of such individuals to comply with such requests (other than during the pendency of an appeal of such order) could jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    The Company is engaged in discussions with potential purchasers of the Company's Racetrack Operations. However, there can be no assurance that the Company will enter into an agreement with respect to any such sale or as to the terms of such sale, if entered into.

CASINO DEVELOPMENT OPERATIONS

EL RANCHO PROPERTY

    On January 24, 1996, the Company purchased the nonoperating El Rancho Property from LVEN. The El Rancho Property is an approximately 21 acre property bounded (i) on the west by Las Vegas Boulevard South (Las Vegas strip with approximately 735 feet of frontage), (ii) on the south by the Algiers Hotel and Riviera Boulevard, (iii) on the east by an undeveloped lot and (iv) on the north by a "Wet and Wild" attraction. The El Rancho Property, which has not operated since July 1992, consists of a vacant hotel building with 1,008 rooms, an approximately 90,000 square foot casino and ancillary area, a 52-lane bowling alley, a swimming pool and a parking garage. The El Rancho Property was one of the first large scale hotel casinos built in Las Vegas and previously operated under an old west theme.

    In February 1996, the Company announced its intention to develop the El Rancho Property using the theme "Starship Orion." In June 1996, the Company acquired an option from Sheraton Gaming Corporation to purchase an undeveloped parcel of land adjacent to the El Rancho Property and made a series of non-refundable deposits through Fiscal 1997 in the aggregate amount of $2,585,000 in connection with such option. The purchase of the parcel would have expanded the Company's acreage, provided space for future expansion and increased parking availability. The Company was unable to complete the purchase of the parcel by December 27, 1996 and forfeited such deposits. In February 1997, the Company announced that it would develop the property under a more modest country and western theme to be known as "CountryLand". These plans include the development of a 34 story tower addition containing 380 hotel rooms, a showroom with seating for approximately 1,800 spectators, a 450 seat bullring, a country western dance hall, a swimming pool, shopping mall and new restaurants. See "Developments During the Last Fiscal Year" and "Financing" below.

    The Company believes that additional financing in the amount of $50 million will be sufficient to complete the development of the El Rancho Property under the CountryLand theme. However, the Company has considered expanding the CountryLand project to the extent that the development costs could increase by an additional $25 million. See "Financing" below.

    Financing. The aggregate purchase price of the El Rancho Property was approximately $43.5 million, consisting of (i) approximately $12.5 million in cash, (ii) approximately $6.5 million in the form of an unsecured mortgage note (paid during the third quarter of Fiscal 1996), (iii) approximately $14 million in the form of the assumption by the Company of a first mortgage note (which was refinanced in connection with a credit facility from Foothill Capital Corporation and subsequently with the CSFB Credit Facility (defined below)) and (iv) approximately $10.5 million in the form of a secured promissory note and accrued interest thereon of approximately $1.1 million (which was subsequently exchanged for 2,326,520 shares of the Company's Common Stock in connection with the CSFB Credit Facility (as hereinafter defined), of which 2,093,868 shares were issued to Casino-Co Corporation, a wholly-owned subsidiary of LVEN, and 232,652 shares were issued to Credit Suisse First Boston Mortgage Capital, LLC ("CSFB")). For a more detailed description of the CSFB Credit Facility, see the information set forth under the caption "Developments During the Last Fiscal Year." In addition, in connection with the purchase of the El Rancho
Property, Casino-Co obtained the
right to receive contingent consideration of up to $160 million based on the "adjusted cash flow" from the El Rancho Property (the "$160 Million Profit Participation Note"). See "Developments During the Last Fiscal Year." In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the CSFB Credit Facility. See "Legal Proceedings."

    On May 23, 1997, the Company and certain of its subsidiaries entered into a two-year $55 million credit facility with CSFB secured by a pledge of certain of the personal and real property of the Company, including the El Rancho Property (the "CSFB Credit Facility"). The proceeds of the CSFB Credit Facility were used by the Company to repay its existing $30 million credit facility with Foothill Capital Corporation, to provide funds for working capital and other general purposes, including, but not limited to, preliminary development of the El Rancho Property. The Company is currently in default under certain non-financial covenants of the CSFB Credit Facility. There can be no assurance that CSFB will continue to forbear with respect to the exercise of its rights under the CSFB Credit Facility, including its right to accelerate the loan. The Company is in discussions with CSFB regarding the grant of waivers of such defaults in connection with the proposed settlement of the pending litigation. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    The Company is involved in various lawsuits brought by certain minority Board members and stockholders. See "Legal Proceedings." The Company believes that while such litigation is pending, it is unlikely that CSFB or another major lending institution will provide additional funding to the Company. The Company's inability to obtain such additional funding by the end of calendar year
1998 could have a serious financial impact upon the Company and its results of operations. See "Developments During the Last Fiscal Year" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    The litigation referenced above is at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe that a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, there can be no assurance as to the outcome of such litigation or as to the impact the litigation itself or any resolution thereof may have on the Company's operations, financial position, results of operations or cash flows. In such litigation, the plaintiffs, minority Board members, have challenged the authorization and enforceability of certain actions taken and agreements entered into by the Company, including the CSFB Credit Facility, the Tri-Party Agreement and the Bi-Lateral Agreement. In the event the plaintiffs prevail in such litigation, such actions and agreements may be subject to modification, termination or revision, the impact of which on the Company cannot be predicted.
See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    As part of the proposed settlement, it is the Company's intention to dispose of the El Rancho Property. However, there can be no assurance that the settlement and subsequent sale of the El Rancho Property can be completed or as to the terms thereof. See "Legal Proceedings."

    Construction in Progress. Construction and renovation of the El Rancho Property is subject to a number of conditions including, but not limited to, approval of the Company's plans by the local building commission and acquisition of additional funding. As of May 1, 1998, the Company has expended approximately $50,864,000 (including the initial acquisition cost of $43.5 million) in acquisition and development costs related to the El Rancho Property. Such costs include land and building acquisition costs, interest, legal, consulting and other professional fees, and other carrying costs. The Company anticipates that when and if construction is fully under way, it will take approximately eighteen months to complete construction and commence operations on the El Rancho Property under the CountryLand theme. However, as stated above, it is unlikely that the Company will be able to obtain additional financing in the reasonable future, which financing is necessary for the Company to develop the El Rancho
Property.
Until any such financing is obtained, the Company's work at the El Rancho Property consists principally of normal maintenance and emergency repairs.

    As part of the proposed settlement, it is the Company's intention to dispose of the El Rancho Property. However, there can be no assurance that the settlement and subsequent sale of the El Rancho Property can be completed or as to the terms thereof. See "Legal Proceedings."

    Entertainment and Management. As part of the purchase of the El Rancho Property, Las Vegas Casino Corporation ("LVCC"), a wholly-owned subsidiary of LVEN, retained the exclusive right to manage all aspects of the CountryLand entertainment activities pursuant to an entertainment management agreement. This will include: (i) responsibility for management and oversight of booking all acts, performers, entertainers, movies, rides and other non-gaming attractions of any kind or nature at the property site; (ii) arranging all advertising activities; and (iii) managing all other entertainment venues. The term of the Agreement is ten years commencing on the date which is six months prior to the projected opening date of the El Rancho Property; LVCC has the option to renew the Agreement for two consecutive five-year terms. The Agreement provides for an annual fee to LVCC of $800,000, subject to annual increases. LVCC will also receive (i) 25% of profits from entertainment activities, (ii) 10% of the cost of all advertising and (iii) a booking fee equal to 10% of gross compensation paid to talent.

    Pursuant to the Bi-Lateral Agreement entered into by the Company and LVEN in connection with the CSFB Credit Facility, the parties agreed to amend the entertainment management agreement to provide for a lease by the Company to LVCC of space within the El Rancho Property on or from which all food, beverage and retail activities will be conducted (exclusive of the mezzanine space, the rights to which will be retained by the Company). No amendment has yet been completed and the terms of such lease arrangement have not been finalized. In the litigation referenced above, the minority Board members have challenged the authorization and enforceability of the Bi-Lateral Agreement. See "Legal Proceedings."

COMPETITION

    Assuming that the Company develops and opens the El Rancho Property as CountryLand, the El Rancho Property would compete with approximately 20 major casinos and/or casino-hotels located on or near the Las Vegas strip (the location of the El Rancho Property), approximately nine major casino-hotels located in the downtown Las Vegas area and additional major casino facilities located elsewhere in the Las Vegas area. In addition to such existing competition, the construction of several new casino-hotels and/or the expansion of existing facilities have been announced or are already in progress including, but not limited to, Bally's Paris, Circus Circus' Project Paradise and the Venetian. During 1996 and 1997, at least two new major casino-hotels, the Monte-Carlo Resort and Hotel and New York, New York, were opened and several other casino-hotels, notably the Luxor, Circus and the Rio Suite Hotel & Casino, completed expansion projects. As a result, hotel and motel capacity in Las Vegas increased by approximately 23,000 rooms during this period.

    The Company believes that the El Rancho Property's ability to compete, if and when developed, would be based on the atmosphere and excitement offered by CountryLand, the desirability of its location, the quality and relative value of its hotel rooms and restaurants, the variety of entertainment and customer services, the availability of convention facilities, the Company's marketing strategy and special marketing and promotional programs. The Company believes that the most significant competition for the El Rancho Property would come from certain large casino-hotels located on or near the Las Vegas strip and which offering amenities and marketing programs similar to those that will be offered by the El Rancho Property. Such facilities include, but are not limited to, Bally's, Flamingo Hilton, Frontier, Harrah's, Sahara, Circus, Stardust and Tropicana. Many of these casino-hotels are larger than the El Rancho Property and have greater name recognition and financial resources. There can be no assurance that the El Rancho Property, if developed, would be able to compete successfully against such casino-hotels.

     To a lesser extent, the El Rancho Property would compete with casino-hotel operations located in the Laughlin and Reno-Lake Tahoe areas of Nevada, in Atlantic City, New Jersey and in other areas where casino gambling is currently legal. While casino gambling is currently not legal in or in close proximity to any major metropolitan areas such as New York City, Chicago or Los Angeles, there can be no assurance that such gambling will not be legalized in any such locations in the near future. If casino gambling were to be legalized in such major metropolitan areas, the business and operations of the Company with respect to the El Rancho Property could be adversely affected.

GOVERNMENT REGULATION

    The ownership and operation of casino gaming facilities in Nevada are subject to the provisions of the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Gaming Act") and to licensing and regulatory control by the Nevada State Gaming Control Board, the Nevada Gaming Commission and local licensing boards (collectively, the "Nevada Gaming Authorities").

    Under the Nevada Gaming Act, the Company, its officers, directors and certain key employees must register with the Nevada Gaming Commission, be found suitable and be granted all requisite licenses in order to conduct a nonrestricted gaming operation in Nevada. In the event the Company develops the El Rancho Property, the Company intends to apply for the necessary governmental licenses, permits and approvals for the El Rancho Property. However, there can be no assurances that any licenses, permits or approvals that may presently be required, or may be required in the future, will be received by the Company or that once received, they will not be suspended or revoked. Nevada gaming licenses are not transferable. In addition, persons or entities who hold or acquire beneficial ownership of more than 5% of the voting securities of the Company are subject to the Nevada Gaming Act.

    Under the Nevada Gaming Act, the Company and its subsidiaries may engage in gaming activities outside the State of Nevada without seeking the approval of the Nevada Gaming Authorities, provided that such activities are lawful in the jurisdiction where they are to be conducted and that certain information regarding the foreign operation is provided to the Nevada Gaming Authority on a periodic basis.

DEVELOPMENTS DURING THE LAST FISCAL YEAR

    On August 19, 1996, the Company and its financial advisor, Standard
Capital Group Inc. ("Standard Capital"), terminated their contractual relationship. In connection with such termination, the Company paid Standard Capital an aggregate amount of $120,000, representing all outstanding fees and expenses as of August 14, 1996. The Company also granted Standard Capital warrants (the "SC Termination Warrants") to purchase 450,000 shares of the Company's Common Stock, par value $2.00 per share (the "Common Stock"), consisting of warrants to purchase 250,000 shares pursuant to contractual obligations and warrants to purchase 200,000 shares as a termination payment. The SC Termination Warrants are exercisable for five years at an exercise price of $5.00 per share. Following the NPD Acquisition (as defined below), the Company rehired Standard Capital to render certain financial advisory and investment banking services to the Company with respect to obtaining financing and identifying potential transactions aimed at enabling the Company to capitalize on its existing growth opportunities and to increase stockholder value. In connection with certain investment banking services provided in December 1996 and January 1997 with respect to locating a potential financing source for the Company, Standard Capital received a fee of $250,000. In consideration of its services with respect to the CSFB Credit Facility, Standard Capital received a fee (including expenses) in the amount of $2,252,403.

    On September 26, 1996, the Company's then Board of Directors approved a three-year consulting contract (the "Sterns Contract") pursuant to which Joel H. Sterns was to serve as Chairman of the Board on a full-time basis at an annual compensation of $384,000. The contract also provided that, unless otherwise terminated before the end of any year, the Sterns Contract would renew for an additional year and that upon the occurrence of a Termination Event (as defined in the Sterns Contract), Mr. Sterns would be entitled to receive certain severance amounts. Effective November 4, 1996, pursuant to a written consent of the holders of a majority of the Company's Common Stock, the Board removed Mr. Sterns as Chairman. Under the Sterns Contract, such removal was deemed to be a "Termination Event." On December 20, 1996, the Board approved a settlement agreement with Mr. Sterns pursuant to which Mr. Sterns has been paid $252,000 in settlement of all amounts due, reimbursable expenses and termination payments to which Mr. Sterns might otherwise be entitled.
See "Notes to Financial Statements
- Commitments and Contingencies" and "Termination and Severance Agreements."

    On November 4, 1996, stockholders representing approximately 56% of the Company's issued and outstanding Common Stock, including Robert E. Brennan ("Brennan"), approved, by written consent in accordance with the Delaware General
Corporation law, the removal of Joel H. Sterns (then Chairman of the Board of Directors), Roger Bodman, Clifford Goldman, Steve Norton, Robert Peloquin and Arthur Winkler as directors and elected four new directors (Frank A. Leo, John
U. Mariucci, James J. Murray and Frank Koenemund) to fill the newly created
vacancies on the Board of Directors (the "Board").   At a meeting of the Board
on November 5, 1996, Frank A. Leo was named Chairman of the Board.

    On October 28, 1996, the Company announced that LVEN had forfeited certain rights under a January 1996 purchase agreement between the Company and LVEN with respect to the El Rancho Property as a result of its failure to satisfy certain contractual pre-conditions. Following such announcement, LVEN advised the Company that it would contest the Company's position with respect to the alleged forfeiture. On February 4, 1997, the Company announced that all disagreements with LVEN regarding development of the El Rancho Property had been resolved. See "El Rancho Property."

    In connection with an option (acquired in June 1996 from Sheraton Gaming Corporation) to purchase an undeveloped parcel of land adjacent to the El Rancho Property, the Company made a series of non-refundable deposit payments through
Fiscal 1997 in the aggregate amount of $2,585,000.   The purchase of such parcel
would have expanded the Company's frontage, provided space for future expansion and increased parking availability. The terms of the option required the Company to complete the transaction by December 27, 1996 (the "Option Settlement
Date").
The Company was unable to complete the purchase by the Option Settlement Date and forfeited such deposits. See "El Rancho Property" and "Notes to Financial Statements."

    On December 5, 1996, NPD, Inc., a Delaware corporation owned by Messrs. Nunzio P. DeSantis and Anthony Coelho ("NPD"), entered into an agreement (the "NPD Acquisition Agreement") with Brennan to purchase the "NPD Acquisition") all of the Company's Common Stock then owned by Brennan (2,904,016 shares or 24.9% of the Company's issued and outstanding Common Stock). The NPD Acquisition was subject to certain conditions including, but not limited to, the approval of the U.S. bankruptcy court, the granting to Robert Green of an option to purchase certain of the Brennan shares to be acquired by NPD and the establishment by Mr. DeSantis of an unsecured $5 million revolving line of credit for the benefit of the Company. The minority directors allege in the pending litigation that the obligation to fund the $5 million revolving line of credit was a condition of their approval of the NPD Acquisition. See "Legal Proceedings."

    In 1995, Brennan resigned as a director, Chairman of the Board and Chief Executive Officer of the Company as a result of actions taken by the DGE. The DGE filed a complaint with the CCC seeking to prohibit the Company's racetrack subsidiaries from simulcasting to Atlantic City casinos on the grounds that Brennan had been found liable for securities laws violations in a civil action in the Southern District of New York. The Racing Commission also advised the Company that, on the same grounds, it was considering the issuance of a Notice of Intention to suspend or revoke the permits held by Garden State Park and
Freehold Raceway.   On November 6, 1996, the CCC accepted a proposed stipulation of settlement (over Brennan's objections) which required Brennan to place his shares of the Company's Common Stock in a liquidating trust. Such stipulation also resolved all of the outstanding issues with the Racing Commission.

    On January 8, 1997, the U.S. bankruptcy court approved the sale of Brennan's shares to NPD. On January 15, 1997, NPD completed its acquisition of Brennan's shares and, in accordance with an agreement, the directors of the Company (the "Old Directors"), with the exception of Messrs. Leo, Quigley, Dees, and Murray, resigned. At a meeting of the Board on January 15, 1997, Messrs. DeSantis, Coelho, Michael C. Abraham, Kenneth Scholl and Joseph Zappala were elected as directors (the "New Directors"), Mr. Coelho was named Chairman of the Board and Mr. DeSantis was named the Company's
Chief Executive Officer.  Pursuant
to the Securities Exchange Act of 1934 (the "Exchange Act") which requires ten days notice to stockholders prior to a change of control of the Board, Mr. Zappala's term did not commence until January 25, 1997, ten days after an Information Statement describing the change of control was provided to stockholders.

    On January 15, 1997, the Board of Directors accepted the resignation of Arthur Winkler as Executive Vice President of the Company and President of the Company's racetrack subsidiaries. See "Termination and Severance Agreements."


    On May 23, 1997, the Company and certain of its subsidiaries entered into a two-year $55 million credit facility with CSFB, secured by a pledge of certain of the personal and real property of the Company (the "CSFB Credit Facility"). Interest under the CSFB Credit Facility is payable monthly in arrears at 7% over the London Interbank Offered Rate ("LIBOR"). The scheduled maturity date of the CSFB Credit Facility is June 1, 1999, at which time all outstanding principal and interest are payable in full. The CSFB Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") and loan agreement (the "CSFB Loan Agreement"). Pursuant to the terms of the CSFB Note, $10 million in aggregate principal amount of the CSFB Note may, in certain circumstances, including upon the maturity date of the CSFB Note, upon the prepayment of $10 million in aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of CSFB, be converted by CSFB into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, pursuant to the CSFB Loan Agreement, CSFB was granted warrants to purchase up to 1,044,000 shares of Common Stock at an exercise price of $4.375 per share (subject to adjustment upon the occurrence of certain events). Warrants to purchase 546,847 shares of Common Stock are immediately exercisable by CSFB and warrants to purchase 497,153 shares become exercisable at any time prior to May 23, 2002, upon delivery to the Company by CSFB of a firm commitment to provide additional funding in connection with the El Rancho Property of at least $50 million. The Company has granted certain registration rights to CSFB with respect to the warrants and the warrant shares.
The proceeds of the CSFB Credit Facility were used by the Company to repay the Company's existing $30 million credit facility with Foothill Capital Corporation and to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property.
The Company is in violation of certain non-financial covenants of the CSFB Loan Agreement and related loan documents. There can be no assurance that CSFB will continue to forbear with respect to the exercise of its rights under the CSFB Loan Agreement and related documents, including its right to accelerate the loan.
The Company is in discussions with CSFB regarding the grant of waivers of such defaults in connection with the proposed settlement of the pending litigation, in which, among other things, the validity of the CSFB Loan Agreement is challenged. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations." In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the CSFB Credit Facility. See "Legal Proceedings."

    Under the terms of an agreement among the Company, CSFB and LVEN in connection with the CSFB Credit Facility (the "Tri-Party
Agreement"), and subject
to, among other things, an independent valuation of Casino-Co, receipt of a fairness opinion from an independent investment banking firm and the approval of the Board and the Company's stockholders, none of which have yet occurred, the Company agreed to acquire Casino-Co (which holds as its principal asset the $160 Million Profit Participation Note) in exchange for shares of Common Stock (the "Casino-Co Transaction"). The $160 Million Profit
Participation Note was granted
to Casino-Co in connection with the Company's purchase of the El Rancho
Property.
See "El Rancho Property -Co Transaction upon consummation of the Transaction, in consideration for CSFB's consent and for certain advisory services. LVEN has agreed to grant Mr. DeSantis an irrevocable proxy to vote any or all of the shares to be issued to it in the Casino-Co Transaction until the occurrence of certain events, including, among other things, the repayment of the CSFB loan or the distribution of the shares to LVEN's stockholders generally. The Company has granted CSFB and LVEN certain registration rights with respect to the shares. In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement. See "Legal Proceedings."

    The $160 Million Profit Participation Note provides that Casino-Co would receive, as additional consideration for the sale of the El Rancho Property to the Company, an interest in the "adjusted cash flow" of the El Rancho Property in the amount of 50% for the first six years following the opening of the casino and 25% thereafter until such time as Casino-Co has received $160 million, but only after (a) the Company has recouped (i) the aggregate amount of cash payments applied to the purchase price, (ii) payments made under the $6.5 million note and/or the $10.5 million note, (iii) $2 million and (iv) any amounts that the Company invested in the El Rancho Property after the purchase, together with interest at 8% per annum from the date of the investment; (b) Casino-Co has (i) received payment of all principal and interest, if any, remaining outstanding under the $6.5 million note and/or the $10.5 million note and (ii) recouped $4 million plus any amount invested in the El Rancho
Property after the purchase and
approved by the Company, together with interest thereon at a rate of 8% per annum from the date of investment; and (c) the Company has received an additional $2 million, together with interest thereon at the rate of 8% per annum from the date of the purchase. The term "adjusted cash flow" is defined as cash flow from the El Rancho Property before taxes, less the payment of any debt requirements and capital lease payments and less certain fees received or accrued for certain initial rent or lease payments. In connection with the CSFB Credit Facility, the
Company and LVEN entered into a Bi-Lateral Agreement
(the "Bi-Lateral Agreement")
which fixed the amount the Company could recoup prior to Casino-Co receiving consideration under the $160 Million Profit Participation Note at $35 million. In addition, the Bi-Lateral Agreement set the maximum debt service to be netted against cash flow from operations of the El Rancho Property in computing "adjusted cash flow" at $65 million, with a further limitation to $27 million in the event that additional financing over $55 million is not required for the development of the El Rancho Property. In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Bi-Lateral Agreement. See "Legal Proceedings."

    On June 19, 1997, the Company entered into an agreement with D&C Gaming Corporation ("D&C"), a Delaware corporation owned by Mr. DeSantis and Mr. Joseph Corazzi, the President and Chairman of LVEN, pursuant to which the Company paid a non-refundable deposit of $600,000 for an option to acquire the operating leases for two racetracks located in New Mexico. The option agreement has been terminated and D&C has agreed to repay the $600,000 deposit to the Company. See "Certain Relationships and Related Party Transactions." In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the option agreement. See "Legal Proceedings."

    On July 10, 1997, the Company executed an agreement to lease office space in Albuquerque, New Mexico for a five-year period, expiring on July 31, 2002. The lease provides for a current monthly rent of $8,580, increasing to $9,935 when the space is fully occupied. See "Certain Relationships and Related Transactions." In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Albuquerque lease. See "Legal Proceedings."

    Effective June 27, 1997, in accordance with the Tri-Party Agreement, the Company exchanged an aggregate of 2,326,520 shares of Common Stock (based on a value of $5.00 per share) for the cancellation by Casino-Co of a secured promissory note (the "Casino-Co Note") in the principal amount of $10.5 million, plus accrued interest of approximately $1.1 million, issued by ITB and its Orion Casino Corporation subsidiary ("Orion") to Casino-Co in connection with the acquisition of the El Rancho Property. Of such shares, 2,093,868 shares were issued to Casino-Co (the "Conversion Shares") and 232,652 shares were issued to CSFB in consideration for its consent and for certain advisory services in connection with the transaction. Casino-Co has granted Mr. DeSantis an irrevocable proxy to vote any or all of such Conversion Shares until the occurrence of certain events, including the repayment of the CSFB loan or the
distribution of the Conversion Shares to LVEN's stockholders generally.   See
"Certain Relationships and Related Party Transactions" and "Notes to Financial Statements." In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement and the issuance of the Conversion Shares.

    On or about September 10, 1997, Messrs. Quigley and Leo, two directors of the Company, and The Family Investment Trust (Robert Brennan's family trust) filed a derivative claim in the Delaware Chancery Court against Messrs. DeSantis,
Abraham, Coelho, Scholl, Zappala and Corazzi, LVEN and the Company, alleging, inter alia, that certain purported "super-majority" voting provisions of the Company's By-laws remain in full force and effect. In addition, on or about the same date, James Rekulak, an individual stockholder, filed a virtually identical derivative claim to that filed by Messrs. Quigley and Leo and The Family Investment Trust. The Company filed a counterclaim in the Quigley law suit on November 18, 1997 alleging that Messrs. Quigley and Leo, together with Messrs. Francis Murray and Dees, breached their fiduciary duty to the Company by, among other things, adopting and subsequently refusing to recognize the repeal of the "super-majority" voting provisions. See "Legal Proceedings." The "super-majority" voting provisions were adopted by the Board of Directors at its December 20, 1996 Board meeting and required the approval of a super-majority (75% or seven of nine members) of the Board in order to authorize the Company to undertake certain actions, including, inter alia: effecting a merger or acquisition or the purchase or sale of assets with proceeds of $1 million, individually or in the aggregate; issuing capital stock, or options, warrants or securities convertible into shares of capital stock; entering into employment, consulting or similar agreements with officers, directors, consultants or key employees; borrowing $3 million or more, individually or in the aggregate; filling vacancies on the Board of Directors; determining management's list of nominees for election to the Board of Directors by stockholders; and making future changes to the By-laws.

    The majority of the Company's Board believe that the By-laws were amended at the March 14, 1997 Board meeting to remove the "super-majority" provisions upon the occurrence of certain conditions relating to the receipt of a commitment letter from CSFB for a loan. The minority directors dispute that belief in the pending litigation. See "Legal Proceedings." In the event the plaintiffs ultimately prevail on this issue, certain transactions completed by the Company with a simple majority approval by the Board may be subject to modification, termination or revision. In addition, the continued existence of the "super-majority" provisions would be a default under the CSFB Loan Agreement and could result in acceleration of the CSFB loan. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    The litigation referenced above is at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe that a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, there can be no assurance as to the outcome of such litigation or as to the impact the litigation itself or any resolution thereof may have on the Company's operations, financial position, results of operations and cash flows. In such litigation, the minority Board members have challenged the authorization and enforceability of certain actions taken and agreements entered into by the Company, including the CSFB Credit Facility and related documents. In the event the plaintiffs prevail in such litigation, such actions and agreements may be subject to modification, termination or revision. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    On October 15, 1997, the Company terminated the employment of Mr. Quigley as President of the Company and an officer of its racetrack subsidiaries. See "Termination and Severance Agreements."

    Effective October 20, 1997, the Company consummated the sale of a 56 acre parking lot tract at Garden State Park to an unaffiliated third party for a sales price of $9 million. Of the proceeds, $6 million was used to pay off an existing mortgage loan on the property. See "Notes to Financial Statements."

    The Company is engaged in discussions with potential purchasers of the Company's Racetrack Operations. However, there can be no assurance that the Company will enter into an agreement with respect to any such sale or as to the terms of such sale, if entered into.

    As part of the proposed settlement, it is the Company's intention to dispose of the El Rancho Property. However, there can be no assurance that the settlement and subsequent sale of the El Rancho Property can be completed or as to the terms thereof. See "Legal Proceedings."


ITEM 2 - PROPERTIES

    In addition to Garden State Park, Freehold Raceway and the El Rancho Property described above, the Company owns a condominium unit and an ownership interest in the Ocala Jockey Club located in Reddick, Florida. The Company, through its Circa 1850, Inc. subsidiary, owns seven properties, including six single family homes and a condominium adjacent to Freehold Raceway. These properties are held for the purpose of generating rental income.


ITEM 3 - LEGAL PROCEEDINGS

    On or about September 10, 1997, three actions were filed in the Delaware Court of Chancery in and for New Castle County (the "Delaware Chancery Court"), each of which named the Company as a nominal defendant (collectively, the "Delaware Actions"). Additionally, on or about
February 24, 1998, another action
was filed in the United States District Court for the District of New Jersey (the
"New Jersey District Court") naming the Company as a nominal defendant. These actions are summarized below:

MARIUCCI ET AL. V. DESANTIS, ET AL.

    The first Delaware Action, captioned John Mariucci, Robert J. Quigley, Charles R. Dees, Jr., James J. Murray, Francis W. Murray, Frank A. Leo and The Family Investment Trust (Henry Brennan as Trustee) v.
Nunzio P. DeSantis, Michael
Abraham, Anthony Coelho, Kenneth W. Scholl and Joseph Zappala and International Thoroughbred Breeders, Inc., C.A. No.15918NC ("Mariucci"), alleged, among other things, that (i) NPD had breached the terms of the NPD Acquisition Agreement by failing to fund a line of credit, (ii) as a result of such breach, the resignations of the Old Directors were ineffective and (iii) the New Directors were misusing the assets of the Company for their personal benefit. The Mariucci complaint sought an order (a) pursuant to Section 225 of the Delaware General Corporation Law, determining that (1) the New Directors were not validly appointed or elected to the Board and (2) Frank Koenemund, John Mariucci and James Murray, notwithstanding their written resignations upon the NPD Acquisition and the acceptance of those resignations by the Company's Board, continued as directors of the Company (the "Section 225 Claims") and (b) preserving the status quo pending a final adjudication of the Section 225 Claims. On September 18, 1997, the plaintiffs filed an amended complaint. On September 26, 1997, the New Directors and the Company filed a motion to dismiss, or in the alternative, to strike allegations of the amended complaint (the "Motion to Dismiss"). The Delaware Chancery Court granted the Motion to Dismiss by opinion dated October 14, 1997. The time for appeal of the Delaware Chancery Court Order has expired and no appeal has been taken by the plaintiffs.

QUIGLEY ET AL. V. DESANTIS, ET AL.

    The second Delaware Action, captioned Robert J. Quigley, Frank A. Leo, and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis,
Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Joseph A. Corazzi and Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No.15919NC ("Quigley"), is a derivative suit brought by two of the Old Directors (Messrs. Quigley and Leo) and the Family Investment Trust (collectively, the "Quigley Plaintiffs") which alleges, among other things, that the New Directors have breached their fiduciary duties to the Company, usurped corporate opportunities belonging to the Company and incorrectly stated minutes of Board meetings to omit material discussions. The Quigley complaint alleges that the New Directors entered into certain agreements on behalf of the Company in violation of the "super-majority" voting provisions of the Company's By-laws and their fiduciary duty to the Company, including but not limited to, the CSFB Loan Agreement, the Tri-Party Agreement, the
Bi-Lateral Agreement, the D&C Gaming
option agreement, the DeSantis employment agreement and Coelho consulting agreement. The Quigley complaint seeks (i) a declaratory judgment that (a) certain actions taken by the New Directors are null and void and (b) the "super-majority" By-law provisions remain in full force and effect, (ii) rescission of certain actions taken by the Company's Board and (iii) damages as a result of the allegedly unauthorized and unlawful conduct of the defendants. See "Developments
During the Last Fiscal Year." On November 7, 1997, the New Directors and the Company filed answers to the Quigley complaint denying all of the material allegations contained in the Quigley complaint.

    On November 18, 1997, the Company filed an amended answer and counterclaim (the "Counterclaim") against Messrs. Quigley, Leo, Francis Murray and Dees (collectively, the "Counterclaim Defendants").
The Counterclaim alleges
that the Counterclaim Defendants have breached their fiduciary duty to the Company by (i) adopting, and subsequently refusing to recognize the repeal of certain "super-majority" By-law provisions in order to aid Brennan in retaining control of the Company's business affairs and jeopardizing the Company's licenses and registrations, (ii) interfering in the Company's hiring of new independent auditors thereby causing the Company to be delinquent in its required filings with the Securities and Exchange Commission ("SEC") and causing the suspension of trading in the Company's stock on the American Stock Exchange, (iii) using corporate funds for their personal uses and (iv) usurping corporate opportunities properly belonging to the Company. The Counterclaim seeks injunctive relief enjoining the Counterclaim Defendants from, among other things, interfering in the Company's day-to-day business operations, the establishment of a constructive trust over certain assets of the Counterclaim Defendants, a declaratory judgment that the "super-majority" voting provisions have been repealed and money damages.
On December 4, 1997, the Quigley Plaintiffs filed a motion to conduct a separate expedited trial on the "super-majority" By-law issues, which motion was withdrawn by the Quigley Plaintiffs at a February 10, 1998 scheduling conference. At the February scheduling conference, the Delaware Chancery Court scheduled this matter for trial to have commenced on May 20, 1998. The Counterclaim Defendants answered the Counterclaim on January 12, 1998 (the "Counterclaim Answer") and, in the Counterclaim Answer, Mr. Murray asserted a wrongful discharge claim and seeks monetary damages.

REKULAK V. DESANTIS, ET AL.

    The third Delaware Action, captioned James Rekulak v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Las Vegas Entertainment Network, Inc. and Joseph A. Corazzi and International Thoroughbred Breeders, Inc., C.A. No.15920 ("Rekulak"), is a derivative suit which in essence repeats the allegations contained in the Quigley complaint and seeks similar relief. The Rekulak action was consolidated with the Quigley action pursuant to a stipulation and order dated January 13, 1998.

    The Trustee of Brennan's Bankruptcy Estate, as well as the SEC, have participated to a limited extent in discovery in the litigation of the Quigley and Rekulak actions. The Trustee's and the SEC's involvement is predicated upon overseeing any possible interests of the Bankruptcy Estate and the SEC.

REKULAK V. DESANTIS, ET AL.

    On or about October 8, 1997, James Rekulak filed a complaint in the Delaware Chancery Court captioned Rekulak v. DeSantis, et al., Civil Action No. 15978, which purports to be a complaint under Section 225 of the Delaware General
Corporation Law and contains substantive allegations that are virtually identical to those in the complaint in the Mariucci action described above. On October 8, 1997, the plaintiff in this action sought to have his complaint consolidated with the complaint in the Mariucci action and represented to the Court that he was willing to be bound by the Delaware Chancery Court's decision on defendants' Motion to Dismiss the Mariucci action. As set forth above, the Mariucci action was dismissed by the Delaware Chancery Court's opinion dated October 14, 1997, and thereafter, this action was dismissed with prejudice by a stipulation and order dated February 9, 1998.

HARRIS V. DESANTIS, ET AL.

    The most recent action, filed on February 24, 1998 in the New Jersey District Court, captioned Myron Harris, derivatively on behalf of International Thoroughbred Breeders, Inc., a Delaware corporation v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham,
Joseph Zappala, Frank A. Leo,
Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray ("Harris"), C.A. No. 98-CV-517 (JBS), is a derivative suit brought by a stockholder of the Company. The factual allegations and claims asserted in the Harris complaint are virtually identical to the claims asserted in the Quigley complaint and in the Counterclaim asserted by the Company in the Quigley action.

    The Harris action has been assigned to The Honorable Jerome B. Simandle, United States District Judge. On April 28, 1998, all defendants in the Harris action filed a motion for reassignment, seeking that the Harris case be reassigned to The Honorable Joseph H. Rodriguez, United States District Judge, as Judge Rodriguez had already been assigned two related cases involving members of the Board. See NPD v. Quigley, et al. and Green v. DeSantis, et al., discussed below. On May 4, 1998, all defendants filed a motion to dismiss or in the alternative a motion to stay the Harris action, pending a resolution of the Quigley action. The plaintiff's response will be due thirty days subsequent to the filing of the motion. On May 4, 1998, the plaintiff filed an amended complaint to, among other things, add another stockholder as an additional plaintiff.

    The litigation in the Quigley, Rekulak and NPD actions is at a standstill while the parties are in settlement negotiations. Although the parties believe that a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. If a settlement is reached, it will be subject to the approval of the Delaware Chancery Court after notice to all stockholders. In the event a settlement cannot be reached, there can be no assurance as to the outcome of such litigation and the impact the litigation itself or any resolution thereof may have on the Company's operations, financial position, results of operations or cash flows. As discussed above, the Quigley, Rekulak and Green actions challenge the authorization and enforceability of certain actions taken and agreements entered into by the Company, including the CSFB Credit Facility and related documents. In the event the plaintiffs prevail in such litigation, such actions and agreements may be subject to modification, termination or revision, the impact of which on the Company cannot be predicted.
See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    As part of the proposed settlement, it is the Company's intention to dispose of the El Rancho Property. However, there can be no assurance that the settlement and subsequent sale of the El Rancho Property can be completed or as to the terms thereof.

    In November 1997, two separate actions were filed in the New Jersey District Court against various directors of the Company and other affiliated parties. The Company is not a party to either of these actions, both of which are summarized below:

NPD, INC. V. QUIGLEY, ET AL.

    On November 18, 1997, NPD (the Company's largest stockholder and whose stockholders are Messrs. DeSantis and Coelho), filed a complaint captioned NPD, Inc. v. Robert J. Quigley, Francis W. Murray,
Frank A. Leo, Charles R. Dees, Jr.,
John Mariucci, Frank Koenemund and James J. Murray, C.A. 97-CV-5657 ("NPD"), in the New Jersey District Court. The complaint alleges, among other things, that Messrs. Quigley, Francis Murray, Leo and Dees, each of whom is currently a director of the Company, and Messrs. Mariucci, Koenemund and James Murray, each of whom is a former director of the Company, conspired with one another and Brennan to defraud NPD by (i) approving and subsequently concealing from NPD the existence of the "super-majority" voting provision of the Company's By-laws and
(ii) purporting to repeal such provision and subsequently filing suit in an effort to restore such provision, all of which has had the effect of attempting to deprive NPD of control of the Company and perpetuating the control of Brennan and his associates. The NPD suit seeks compensatory and punitive damages. On January 8, 1998, the defendants served a motion to dismiss NPD's complaint. NPD has not yet responded to that motion. The Company is not a party to the NPD suit.

GREEN V. DESANTIS ET AL.

    Certain officers, directors and affiliates of the Company are parties to an action filed on November 30, 1997 by Robert William Green ("Green"), a stockholder of the Company and Chief Executive Officer of Philadelphia Park, captioned Robert William Green v. Nunzio DeSantis, Joseph Corazzi, Anthony Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. 97-5359(JHR), in the New Jersey District Court. The complaint alleges, among other things, that the defendants have usurped certain corporate opportunities at the expense of the Company, have diluted Green's interest in the Company through the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him by NPD (the "Green Option"). See "Developments During the Last Fiscal Year." Subject to regulatory approval, the Green Option grants Green the right to purchase approximately 50% of the shares of the Company's Common Stock which are held by NPD. The expiration date of the Green Option was January
15, 1998 and Green did not exercise the option by such date. Green seeks (i) compensatory and punitive damages, (ii) an order enjoining defendants from transferring, encumbering or alienating the
Company's Common Stock subject to the
Green Option, (iii) an order declaring the issuance of certain shares of Common Stock to be a nullity, and (iv) reformation of the Green Option to extend the termination date. This action also raises claims substantially similar to those made in the Quigley action. The defendants have not yet filed a response to the complaint in the Green action. The Company is not a party to this action.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders by the Company during the quarter ended June 30, 1997. The last annual meeting of stockholders was held on February 21, 1996.


                               PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     Until October 13, 1997, the Company's Common Stock had been traded on the American Stock Exchange since April 4, 1985 under the symbol "ITB." On October 13, 1997, the American Stock Exchange suspended trading in the Common Stock because the Company had not filed its Annual Report on Form 10-K for Fiscal 1997 within the SEC's prescribed time period. The Company expects trading to resume once its financial information on file with the SEC is current. The following table indicates the high and low sale prices for such stock on the American Stock Exchange on a quarterly basis for the two years ended June 30, 1997 and the two quarters ended December 31, 1997, based upon information supplied by the American Stock Exchange:


                           SALES PRICE
QUARTER ENDED        HIGH                   LOW

September 30, 1995   $4.75                 $3.38

December 31, 1995     5.25                  3.25

March 31, 1996        5.69                  3.31

June 30, 1996         4.75                  3.50

September 30, 1996    4.13                  3.50

December 31, 1996     3.88                  2.63

March 31, 1997        5.13                  2.81

June 30, 1997         5.06                  4.00

September 30, 1997    4.56                  3.50

December 31, 1997     3.88*                 3.44*
(Trading was suspendedon October 13, 1997)

*  The last sale price on October 13, 1997 was $3.50.



HOLDERS

     As of June 30, 1997, there were 31,711 recordholders of the Company's Common Stock.

DIVIDENDS

     The Company has not paid any dividends on its Common Stock since its inception. Anticipated capital requirements of the Company make it unlikely that any dividends will be declared in the foreseeable future. Furthermore, 25% of the "net racetrack earnings" from the Company's Garden State Park racetrack facility are required to be paid by the Company in dividends on its Series A Preferred Stock and, thus, would not be available for payment as dividends on the Common Stock. Additionally, the Company's ability to pay dividends in cash or property or by obligation is limited by the terms of the CSFB Credit Facility.



Item 6 - SELECTED FINANCIAL DATA

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES


                                         Years Ended June 30,
                                 1997            1996           1995 (1)

Revenue from Operations     $   68,347,904  $  68,864,894  $    55,744,950
Investment Income                  117,972        255,063        3,437,788

    Total Revenue           $   68,465,876  $  69,119,957  $    59,182,738

(Loss) Income from
   Operations               $  (4,715,334)  $     377,929  $     3,070,851

Other Expenses (3)          $    8,772,579  $   1,219,774  $       556,799

(Loss) Income  Before
Extraordinary Item          $ (13,549,957)  $ (1,069,712)  $     2,398,452

Net (Loss) Income  (4)      $ (17,387,582)  $ (1,069,712)  $     2,398,452

Per Common Share:

(Loss) Income Before
Extraordinary Item          $       (1.16)  $      (0.10)  $          0.25

Net (Loss) Income           $       (1.48)  $      (0.10)  $          0.25

Weighted Average Number
   of Shares                    11,715,256     10,536,414        9,551,369


                               June 30,       June 30,         June 30,
                                 1997            1996            1995

Working Capital
  (Deficiency)              $ (41,300,996)  $ (3,916,684)  $     7,740,788

Total Assets                $  164,694,029  $ 144,880,933  $    97,469,045

Long-Term Debt              $   13,131,003  $  50,992,702  $    15,599,097

Stockholders' Equity (5)    $   75,651,933  $  79,318,105  $    72,206,437


                                  Years Ended June 30,
                                 1994            1993 (2)

Revenue from Operations     $   37,334,236  $  38,478,067
Investment Income                3,343,274      3,394,805

    Total Revenue               40,677,510  $  41,872,872

(Loss) Income from
  Operation                 $    2,500,596  $ (2,904,874)

Other Expenses (3)          $            0  $     638,693

(Loss) Income  Before
Extraordinary Item          $    2,500,595  $(31,142,797)

Net (Loss) Income  (4)      $    2,500,595  $(29,410,166)

Per Common Share:
(Loss) Income Before
Extraordinary Item          $         0.26  $      (3.48)

Net (Loss) Income                     0.26  $      (3.29)

Weighted Average Number
  of Shares                      9,547,900      8,950,025


                               June 30,       June 30,
                                 1994            1993

Working Capital
   (Deficiency)             $   16,038,454  $  13,713,621

Total Assets                $   74,433,411  $  72,263,542

Long-Term Debt              $     -0-       $      50,000

Stockholders' Equity (5)    $   69,807,985  $  67,307,389

(1) On January 1, 1995, the Company completed its purchase of Freehold Raceway. The results of operations include the results of Freehold Raceway from such date.

(2) Total Assets and Stockholders' Equity for June 30, 1993 and future years reflect the effects of a quasi-reorganization of the Company's assets during the fiscal year ended June 30, 1993. As a result, the operating data for subsequent periods are not comparable.

(3) Other expenses during the fiscal year ended June 30, 1997 consist of write-offs of deposits on land and Starship Orion costs, amortization of financing costs and interest expense. Other expenses during the fiscal years ended June 30, 1996, 1995, 1994 and 1993 consist primarily of interest expense.

(4) Net Loss for the fiscal year ended June 30, 1997 is after an extraordinary loss on early extinguishment of debt in the amount of $3,837,625. The Net Loss for the fiscal year ended June 30, 1993 is after an extraordinary gain on early extinguishment of debt in the amount of $1,732,631.

(5) The Company did not pay cash dividends during any of the fiscal years shown above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS    OF OPERATIONS

 Liquidity and Capital Resources

     The Company's working capital, as of June 30, 1997, was a deficit of ($41,300,996) which represents an increase in the deficit of approximately $37,385,000 from the June 30, 1996 working capital deficit of ($3,916,684). On May 23, 1997, the Company obtained a credit facility from CSFB. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Proceeds of the CSFB Credit Facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and will also provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property. Interest under the CSFB Credit Facility is payable monthly in arrears at 7% over the LIBOR. Of the remaining facility borrowings, approximately $16.8 million was placed in various escrow accounts ( including $10 million in an interest reserve account), financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate
purposes and repayment of certain financial obligations.   At June 30,
1997, the interest rate on the CSFB Credit Facility was 12.72%. The Company is not in compliance with certain non-financial covenants of the CSFB Credit Facility. As a result of not receiving waivers of these violations, CSFB could accelerate the $55 million loan at anytime and therefore, the loan has been classified as a current liability. Additionally, all escrow amounts have been classified as current assets.

     The CSFB Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") pursuant to which $10 million of the aggregate principal amount of the CSFB Note can be converted in certain circumstances, including on the maturity date of the CSFB Note, upon the prepayment of at least $10 million in aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of CSFB, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, pursuant to the CSFB loan agreement, CSFB was granted warrants to purchase 1,044,000 shares of common stock at an exercise price of $4.375 per share (subject to adjustment in certain events). Warrants to purchase 546,847 shares of common stock are immediately exercisable and warrants to purchase 497,153 shares of common stock become exercisable at such time as CSFB delivers to the Company a commitment for additional funding of no less than $50 million in connection with the development of the El Rancho Property.

     In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit Facility and certain related agreements and related actions. See "Legal Proceedings."

     The net loss for Fiscal 1997 was ($17,387,582). Cash flows used in operating activities amounted to approximately $4,400,000. The net loss incurred by the Company includes approximately $9,000,000 of non-cash write offs during the year and approximately $3,200,000 of other non-cash expenses.

       Cash used in investing activities was $5,491,190 during Fiscal 1997, consisting of El Rancho Property development costs of approximately $2,016,000, option payments of $2,115,000 to purchase additional land in Las Vegas, Nevada (which deposits were subsequently forfeited) and capital expenditures at the Company's race tracks of approximately $1,428,000.

     Cash provided by financing activities during Fiscal 1997 was
$9,472,851.   Cash was generated from debt financing of $70,966,581
primarily associated with:   1) the draw down of  $9,138,690 from the
Foothill credit facility; 2) the $55,000,000 CSFB Credit Facility of which certain proceeds were used to retire the approximately $30,000,000
due on the Foothill credit facility; and   3) the proceeds of $6,000,000
from the Sun Bank which were used to refinance the foreign notes of the same amount. Costs associated with debt financing in the amount of $4,927,000 were paid during Fiscal 1997.

     Restricted cash and investments of $3,730,323 as of June 30, 1997 consisted of horsemen's deposits held by the racetracks for race nominations, purse winnings, and funds held for uncashed mutuel ticket sales due to the patrons or government authorities. As restricted cash, these cash funds are not available for other Company operations.

      Effective June 27, 1997, the Company issued 2,093,868 shares of its Common Stock to Casino-Co, a wholly-owned subsidiary of LVEN, and 232,652 shares to CSFB, in exchange for cancellation of a $10.5 million second mortgage note entered into in connection with the purchase of the El Rancho Property and accrued interest of approximately $1.1 million. At the time of conversion, the note was classified as a long term
liability.   This transaction has been challenged in the pending
litigation.  See "Legal Proceedings."

     In June 1996, the Company entered into a purchase agreement with Sheraton Gaming Corporation to purchase a fifteen acre tract directly behind the El Rancho Property. The Company made payments of $470,000 during Fiscal 1996 and $2,115,000 during Fiscal 1997. The Company could not arrange the necessary financing to finalize the purchase, resulting in forfeiture of payments in December 1996 totaling $2,585,000.

     On January 15, 1997, the Company obtained a commitment for a $5,000,000 revolving line of credit from the Company's Chief Executive Officer. The line of credit has not been drawn upon and it is unlikely that it will be utilized in the future. This is a subject of the pending litigation. See "Legal Proceedings."

     The Company's scheduled principal payment on debt service
(excluding acceleration of the CSFB Note) is expected to be approximately $7,963,000 during Fiscal 1998. This amount includes
$6,000,000 which was retired with proceeds received in connection with the sale on October 20, 1997 of an approximately 56 acre parking lot tract contiguous to the Company's Garden State Racetrack.

     Capital expenditures at the Company's racetrack subsidiaries were $1,428,277 during Fiscal 1997 and are expected to be approximately $625,000 in Fiscal 1998. Interest on the CSFB Credit Facility is expected to be approximately $7,100,000 for Fiscal 1998. Expenses in connection with the El Rancho Property for carrying costs, including real estate taxes, utilities, security and maintenance were $1,774,000 in Fiscal 1997 and are expected to be approximately $1,100,000 in Fiscal 1998. Additionally, professional fees for consultants, legal and on-going architectural work in connection with the El Rancho Property were $1,015,000 in Fiscal 1997 and are expected to be approximately $500,000 in Fiscal 1998.

     The Company currently estimates that the funds made available from the $55,000,000 CSFB Credit Facility and placed in the interest reserve and El Rancho project escrow accounts, together with the Company's cash balances, will be sufficient to finance the Company's operations and the expected expenditures and carrying costs of the El Rancho Property at least through March 31, 1999. The Company believes that additional financing in the amount of $50 million will be sufficient to complete the development of the El Rancho Property under the "CountryLand" theme. The Company has also considered expanding the CountryLand project to the extent that the development costs could increase by an additional $25 million. If the Company is successful in obtaining the necessary funding, it anticipates that once construction is fully under way at the El Rancho Property, it would take approximately eighteen months to complete and commence gaming operations. However, due to the pending litigation discussed above under "Legal Proceedings", it is unlikely that any additional funding will be obtained in order to develop the El Rancho Property.

     The Company is involved in various lawsuits brought by certain minority Board members and believes that while such litigation is pending, it is unlikely that CSFB or another major lending institution will provide additional funding to the Company. The Company's inability to obtain such additional funding by March 31, 1999 could have a serious financial impact upon the Company and its results of operations. If the Company is unsuccessful in obtaining such additional funding, whether from CSFB or another lender, by the end of calendar year 1998, it may be necessary to either (i) establish a joint venture relationship with respect to the El Rancho Property and/or other Company property or (ii) sell the El Rancho Property and/or other corporate assets in order to satisfy the outstanding CSFB debt in the amount of $55 million, becoming due on June 1, 1999, if no extension is granted and also to provide funds for working capital purposes beyond such date.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the Consolidated Financial Statements, the Company is in violation of several non-financial loan covenants with CSFB. As a result of not obtaining waivers of these violations, its $55,000,000 Credit Facility has been classified as a current liability and payment could be demanded immediately. The Company is continuing discussions with this lender as to the granting of waivers or other remedies that could be reached in connection with the litigation settlement negotiations described in the following paragraph. See "Legal Proceedings."

     The Company and certain of its directors and stockholders are involved in various legal proceedings as more fully described above under "Legal Proceedings". Several of these actions are at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, it is not possible to determine with any precision the probable outcome or the amount of liability, if any, and the resultant effects on the Company's financial position, results of operations or cash flows.

     Additionally, the Company has sustained a net loss of approximately $17.4 million and $1.1 million during the Fiscals 1997 and 1996, respectively. While the Company believes its projected cash flows from operations will be sufficient to meet its operating needs through March 1999, there can be no assurances beyond that date. These projections do not reflect the impact of its default under the CSFB Credit Facility or the effects of the above mentioned litigation.

     While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations, including the El Rancho Property as part of the litigation settlement negotiations described above and all or some of its racing operations.

Seasonality and Effect of Inclement Weather

     Because horse racing is conducted outdoors, a number of variables contribute to the seasonality of the business, most importantly the weather. Weather conditions, particularly during the winter months, sometimes cause cancellations of races or severely curtail attendance, which reduces both live racing and simulcast wagering at on-site and off-site facilities.

     In addition, a disproportionate amount of the Company's revenue is received during the period from September through May of each year because Garden State Park and Freehold Raceway conduct only simulcast receiving (not live racing) during the summer months. As a result, the Company's revenue has been the greatest in the second and third quarters of its fiscal year.


Inflation

     To date, inflation has not had a material effect on the Company's operations.

Impact of Year 2000 on the Company's Systems

     Management is in the process of determining whether all of the Company's accounting and operational systems are year 2000 compliant. Although there can be no assurances, management does not expect the costs associated with any required conversions of systems to ensure year 2000 compliance to be significant.

Results of Operations for the Fiscal Years Ended June 30, 1997 and 1996

     For Fiscal 1997, the Company's operating loss was ($4,715,334) as compared to an operating profit for the prior fiscal year of $377,929, a decrease of $5,093,263. Revenue from operations increased at Freehold Raceway and declined at Garden State Park for a net combined decrease of
$282,095 from Fiscal 1996.   Total operating expenses increased
$4,439,182 or 6%. Direct operating expenses, cost of revenues and depreciation and amortization decreased less than 1%. General and administrative expenses of $11,089,428 for Fiscal 1997 increased $2,871,634, or 35%, from the prior fiscal year amount of $8,217,794.
The increase in general and administrative expenses is principally attributable to: 1) non-employee option expense increases of $460,000;
2) a net increase of officer and corporate administrative salaries and benefits of $233,000; 3) severance amounts paid to, or accrued for, terminated officers of $452,000; 4) legal, accounting and professional fee increases of $267,000; 5) corporate insurance expense increases of $220,000; and 6) an increase of $390,000 in travel and related expenses in connection with corporate business opportunities, financing activities and executive travel. Carrying costs of $1,773,627, including real estate taxes, insurance and utilities were incurred for the El Rancho Property during Fiscal 1997.

     During Fiscal 1997, the Company incurred a net loss of ($17,387,582) in comparison to a net loss of ($1,069,712) for the prior fiscal year. The increase in net loss of $16,317,870 primarily resulted from the effects of: 1) a write-off of $2,585,000 in non-refundable deposits associated with the termination of an option to purchase a parcel of land adjoining the El Rancho Property in Las Vegas made during the second quarter; 2) a write-off of $3,837,625 of financing costs associated with the early retirement of debt made during the fourth quarter; 3) a write-off during the fourth quarter of $2,543,968 of costs associated with the termination of the Starship Orion concept for the future development of the El Rancho Property; 4) an increase of $1,360,037 in interest expense which reflects higher indebtedness levels incurred by the Company; 5) an increase of the amortization of financing costs of $1,063,800 which reflects the cost associated with the Company's new indebtedness; and 6) a negative change of $5,093,263 in the operating loss as described above.

     During Fiscal 1997, the Company's two racetracks realized operating income before taxes and interest of $2,594,504 as compared to $3,043,458 for the prior fiscal year.

     The New Jersey Division of Gaming Enforcement ("DGE") is currently investigating the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the Casino Control Commission ("CCC") and the Racing Commission. The Company has no information with respect to the potential outcome of such investigation. In the event that the DGE concludes that one or more of such individuals are not qualified, the CCC and/or the Racing Commission may require any such stockholder to divest his interest and any such director may be asked to resign. Failure of such individuals to comply with such requests could jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos, which could have a significant negative impact on the Company's future operations.

     bullet    Garden State Park

     During Fiscal 1997, Garden State Park ran its Harness Meet from September 6, 1996 through December 14, 1996 (55 dates) and its
Thoroughbred Meet from January 1, 1997 through May 23, 1997 (62 dates). During these race meets, Garden State Park simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the year.

     During Fiscal 1997, Garden State Park's revenue decreased $1,273,714 or 4% when compared to the prior fiscal year, reflecting net decreases in simulcasting revenues generated during the period of $950,000, in addition to lower wagering and attendance throughout the
year which contributed to reduced revenue from live racing.   The cost
of revenues, primarily purse expenses and operating expenses, decreased approximately $1,750,000 or 5% when compared to the prior fiscal year, primarily as a result of the decreases in purses of $1,200,000 attributable to the reduced wagering. As a net result, Garden State Park incurred an operating loss of $1,844,495 during Fiscal 1997 compared to an operating loss during Fiscal 1996 of $2,318,582.

     The Fiscal 1997 Harness Meet (55 days) resulted in operating income of approximately $400,000, compared with the Fiscal 1996 Harness Meet (53 days) operating income of approximately $852,000. Daily on-track attendance and wagering at the track's Fiscal 1997 Harness Meet averaged 2,206 and $154,242, respectively, as compared to 2,434 and $182,103, respectively, during the Fiscal 1996 Harness Meet. The decrease in operating income of $452,000 is principally attributed to lower revenues on live racing and simulcast sending and receiving in Fiscal 1997 resulting from (i) increased competition principally from telephone wagering in Pennsylvania, (ii) several off-track-betting parlors located in close proximity to Garden State Park and (iii) racetracks in Delaware which offer slot machines.

     The Fiscal 1997 Thoroughbred Meet (62 days) had an operating loss of approximately ($1,920,000) compared to the Fiscal 1996 Thoroughbred Meet (64 days) operating loss of approximately ($2,388,000). Daily on-track attendance and wagering at Garden State Park's Fiscal 1997 Thoroughbred Meet averaged 2,929 and $154,407, respectively. During the Fiscal 1996 Thoroughbred Meet, daily on-track attendance and wagering averaged 2,891 and $164,381, respectively. Although the attendance at the Fiscal 1997 Thoroughbred Meet was approximately the same as compared to the Fiscal 1996 meet, the Company's revenue from simulcast receiving increased and wagering on live racing decreased during such period. Revenue from simulcast sending decreased $700,000 or 24% in Fiscal 1997, which was partially offset by reductions in purses, outside services and utility expenses.

     During Fiscal 1997, the track had an operating loss of approximately ($300,000) during the non-racing periods as compared to an operating loss of approximately ($782,000) in the prior fiscal year's non-racing periods. The decrease in the operating loss was primarily attributable to an increase in outside event income of $350,000 during Fiscal 1997.

     Simulcasting during both Fiscal 1997 and 1996, both to and from other New Jersey racetracks, as well as out-of-state racetracks and casinos, accounted for approximately 82% of revenue while live racing and other income accounted for approximately 18% of revenue at Garden State Park during both Fiscal 1997 and 1996.




Freehold Raceway

     During Fiscal 1997, Freehold Raceway ran its Freehold Racing Association (FRA) Harness Meet from August 15, 1996 through December 31, 1996 for a total of 100 days. Freehold's Atlantic City Harness (ACH), ran a Harness Meet from January 1, 1997 through May 26, 1997 for a total of 106 days. During both race meets, Freehold Raceway simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the fiscal year.

     For Fiscal 1997, Freehold Raceway realized operating income of $4,439,000, a reduction of $923,039 as compared to operating income of
$5,362,039 for the prior fiscal year.   During Fiscal 1997, Freehold
Raceway's revenue increased $1,169,953 or 3.3% when compared to the prior fiscal year, primarily, as a result of a 5 day increase in the total number of race days in Fiscal 1997 as compared to Fiscal 1996, a 15 day increase in the number of simulcast receiving days, along with higher simulcast receiving wagering. The cost of revenues, primarily purse expenses, simulcasting commissions and operating expenses, increased $1,525,000 or 5% when compared to Fiscal 1996, primarily as a result of the increase in the number of race days and simulcast days. General and administrative expenses increased $560,000 as compared to the prior fiscal year amount primarily as a result of increased telephone expenses associated with the increased simulcast receiving and an increase in real estate taxes.

     The Fiscal 1997 FRA Harness Meet (100 days) resulted in operating income of approximately $1,800,000 as compared to the Fiscal 1996 FRA Harness Meet (99 days) which resulted in operating income of approximately $2,987,717. Daily on-track attendance and wagering at the Fiscal 1997 FRA Harness Meet averaged 2,161 and $248,819, respectively, as compared to 2,286 and $283,361, respectively for Fiscal 1996. The decrease in operating income and wagering is, in part, attributable to increased competition from Monmouth Park, a racetrack 20 miles from Freehold. During the fall of Fiscal 1996, simulcasting at Monmouth Park was restricted (5 days per week and closed between Thanksgiving and Christmas), whereas in Fiscal 1997 Monmouth Park received simulcasting most days.

     The Fiscal 1997 ACH Harness Meet (106 days) resulted in operating income of approximately $2,200,000 as compared to the Fiscal 1996 Harness Meet (102 days) which resulted in income of $2,165,892. The increase in income was primarily the result of additional simulcast receiving during live days. Daily on-track attendance and wagering at the Fiscal 1997 ACH Harness Meet averaged 2,099 and $214,126, respectively, as compared to 2,085 and $252,058, respectively, for Fiscal 1996. Although attendance was relatively stable, wagering on simulcast receiving increased in Fiscal 1997 to the detriment of live on-track wagering.

     During Fiscals 1997 and 1996, Freehold Raceway had operating income of approximately $400,000 and $208,430, respectively, during the non-racing periods. During Fiscal 1997, the track conducted simulcasting each day during the summer months, whereas simulcasting was restricted during the summer in Fiscal 1996.

     Simulcasting during Fiscals 1997 and 1996, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 70% and 66%, respectively, of revenue, while live racing and other income accounted for approximately 30% and 34%, respectively, of revenue at Freehold Raceway during Fiscals 1997 and 1996.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

     For Fiscal 1996, the Company's operating income was $377,929, a decrease of $2,692,922, as compared to operating income for the prior fiscal year of $3,070,851. During Fiscal 1996, revenue from operations increased $13,119,944, however, investment income decreased $3,182,725. The increase in operating revenue was due to the inclusion of Freehold Raceway in operations for a full year, whereas in Fiscal 1995 Freehold Raceway's operations were included for the six month period from January 1, 1995 (the purchase date) through June 30, 1995. The decrease in investment income was primarily the result of decreased investing transactions as the Company ceased these activities in Fiscal 1996. Total operating expenses increased $12,630,141 which is reflective of the inclusion of Freehold Raceway for a full year during Fiscal 1996 as stated above.

     During Fiscal 1996, the Company incurred a net loss of ($1,069,712) compared to net income of $2,398,452 for the prior fiscal year. The change in the amount of $3,468,164 resulted from the net effect of : 1) an increase of $583,866 in interest expense associated with the mortgages on Freehold Raceway and additional debt for the comparable periods; 2) an increase of the amortization of financing costs of $79,109 which reflects the cost associated with the Foothill loan obtained in June 1996 ; 3) an increase of income tax expense of $112,267 on the additional income at Freehold Raceway; and 4) the negative change of $2,692,922 in the operating income as described above.

     During Fiscal 1996, the Company's two racetracks realized income before taxes and interest of $3,043,457, as compared to $2,683,884 for the prior fiscal year.


Garden State Park

     During Fiscal 1996, Garden State Park ran its Harness Meet from September 8, 1995 through December 9, 1995 (53 dates) and its Thoroughbred Meet from January 12, 1996 through May 24, 1996 (64 dates). During these race meetings, Garden State Park simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the year.

     During Fiscal 1996, Garden State Park's revenue decreased $4,304,948 or 12% when compared to the prior fiscal year, reflecting a significant decrease in revenues generated during the period at Garden State Park primarily as a result of the effect of severe weather conditions which forced the cancellation of ten scheduled live racing days and the simulcasting during those days, as well as the effect of adverse weather conditions during many of the completed live racing programs. This severe weather, which also caused most other racetracks in the northeastern United States to limit their live racing programs,
had an adverse impact on earnings during these periods.   In addition,
Garden State Park experienced lower wagering and attendance throughout the year which reduced revenue. The cost of revenues, primarily purse expenses, simulcasting commissions and operating expenses, decreased $1,938,065 or 6% when compared to the prior fiscal year as a result of the canceled race days and limited simulcasting schedules. Principally as a net result of decreased revenues and expenses during Fiscal 1996, Garden State Park incurred an operating loss of ($2,318,582) compared to operating income during Fiscal 1995 of $201,872.
     The Fiscal 1996 Harness Meet (53 days) resulted in operating income of approximately $852,000, compared with the Fiscal 1995 Harness Meet's (55 days) operating income of approximately $855,000. Daily on-track attendance and wagering at the track's Fiscal 1996 Harness Meet, averaged 2,434 and $182,103, respectively, as compared to 2,767 and $207,747, respectively, during the 1995 Harness Meet. Attendance and wagering declined on live and simulcast receiving, however, simulcast sending revenue increased in Fiscal 1996. Additionally, expenses decreased by approximately 2% during the Fiscal 1996 Harness Meet due primarily to cuts in payroll related expenses.

     The Fiscal 1996 Thoroughbred Meet (64 days) had an operating loss of approximately ($2,388,000) compared to the Fiscal 1995 Thoroughbred Meet (75 days) operating loss of approximately ($311,000). This increase in operating loss primarily reflects the net effect of the decreased revenues associated with a decrease in the number of race days, due to less favorable weather condition, during the third quarter of Fiscal 1996 as compared to the comparable period in the prior fiscal year. Additionally, losses during the fourth quarter of Fiscal 1996 increased primarily as a result of decreases in income from live racing and simulcast receiving and sending. In addition, increased competition primarily from Pennsylvania phone betting and several off-track-betting locations situated in close proximity to Garden State Park may have contributed to the decline. Daily on-track attendance and wagering at Garden State Park's Fiscal 1996 Thoroughbred Meet averaged 2,891 and $164,381, respectively, compared to 3,292 and $212,580, respectively, during Fiscal 1995.

     During Fiscal 1996, the track had an operating loss of approximately ($782,000) during the non-racing periods, as compared to a loss of approximately ($342,000) in the prior fiscal year. The increase in operating loss was primarily attributable to lower simulcasting handles.

     Simulcasting during Fiscals 1996 and 1995, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 82% and 77%, respectively, of revenue. Live racing and other income accounted for approximately 18% and 23% of revenue at Garden State Park during Fiscals 1996 and 1995, respectively.

Freehold Raceway

     During Fiscal 1996, Freehold Raceway ran its FRA Harness Meet from August 17, 1995 through December 30, 1995 for a total of 99 days. Freehold Raceway's ACH Harness Meet ran from January 1, 1996 through May 27, 1996 for a total of 102 days. During both race meetings, Freehold Raceway simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the fiscal year.

     For Fiscal 1996, Freehold Raceway realized operating income before interest and income taxes of $5,362,039. Revenue for the period was $36,242,799. The cost of revenues, primarily purse expenses and simulcasting commissions, was $13,476,190. Operating and depreciation expenses were $15,032,484 and $793,038, respectively. General and administrative expenses were $1,579,048.

     The Fiscal 1996 FRA Harness Meet resulted in operating income of approximately $2,987,717. Daily on-track attendance and wagering at the Fiscal 1995 FRA Harness Meet averaged 2,286 and $283,361, respectively.

     The Fiscal 1996 ACH Harness Meet resulted in operating income of approximately $2,165,892 as compared to $3,449,403 in Fiscal 1995. The decrease in income was primarily the net result of decreased revenues and expenses associated with a decrease in the number of race days, due to less favorable weather conditions, during the third quarter of Fiscal 1996 as compared to the comparable period in the prior fiscal year. Daily on-track attendance and wagering at the Fiscal 1996 ACH Harness Meet averaged 2,085 and $252,058, respectively, during Fiscal 1996 and averaged 2,298 and $290,449, respectively, during Fiscal 1995.

     During Fiscal 1996, Freehold Raceway had operating income of approximately $208,430 during the non-racing periods.

     Live racing accounted for approximately 34% of revenue at Freehold Raceway during Fiscal 1996. Simulcasting, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 66% of revenue at Freehold Raceway during Fiscal 1996.


IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such statements concern the Company's operations, economic performance and financial condition, including the impact of off-track wagering and other forms of gaming on the Company's operations, the Company's defaults under the CSFB Credit Facility, the Company's ability to obtain additional financing necessary for any development of the El Rancho Property, the results of certain litigation involving the Company and certain of its directors and stockholders and the status of the DGE investigation and the Company's licenses with the CCC and the Racing Commission. The forward-looking statements in this Report involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in law regarding gaming activities in New Jersey and neighboring states; competition; changes in business strategy; the indebtedness of the Company; quality of management; business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Attached.


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Cherry Hill, New Jersey


We have audited the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in violation of several non-financial loan covenants with its major lender which has resulted in an additional $55 million of indebtedness being classified as a current liability, is party to various legal proceedings and has sustained a loss of approximately $17.4 million for the year ended June 30, 1997, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                             BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
January 9, 1998


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.



     We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.





                                             MOORE STEPHENS,
P.C.
                                             Certified Public
Accountants

Cranford, New Jersey
August 23, 1996


              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1997 AND 1996

                                ASSETS

                                         June 30,
                                           1997            1996

CURRENT ASSETS:

  Cash and Cash Equivalents         $      3,784,895  $    4,216,356
  Restricted Cash and Investments          3,730,323       2,971,538
  Reserve Escrow Deposits                 16,773,824               0
  Accounts Receivable                      1,497,254       1,892,941
  Prepaid Expenses                         1,396,766       1,205,951
  Other Current Assets                       664,226         366,656
  Land and Improvements
    Held for Sale, Net                     6,762,809               0

       TOTAL CURRENT ASSETS               34,610,097      10,653,442



LAND, BUILDINGS AND EQUIPMENT:

  Land and Buildings                      69,255,937      69,093,719
  Construction In Progress                50,624,333      48,736,200
  Equipment                                5,261,367       4,376,889

                                         125,141,637     122,206,808

  LESS: Accumulated Depreciation
           and Amortization                4,278,754       2,858,439


       TOTAL LAND, BUILDINGS AND
            EQUIPMENT, NET               120,862,883     119,348,369


LAND AND IMPROVEMENTS
    HELD FOR SALE, NET                             0       6,719,327



OTHER ASSETS:

  Deposits and Other Assets                  272,337         340,507
  Deferred Financing Costs, Net            5,907,432       4,667,415
  Goodwill, Net                            3,041,280       3,151,872
       TOTAL OTHER ASSETS                  9,221,049       8,159,794

TOTAL ASSETS                        $    164,694,029  $  144,880,933


See Notes to Consolidated Financial Statements.

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1997 AND 1996

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30,
                                             1997           1996

CURRENT LIABILITIES:

  Accounts Payable                    $     3,984,638   $  4,837,191
  Accrued Expenses                          5,228,655      3,056,236
  Purses Payable                            1,984,050      1,963,150
  Current Maturities of
     Long-Term Debt                        62,963,178      3,214,100
  Deferred Revenue                          1,750,572      1,499,449

       TOTAL CURRENT LIABILITIES           75,911,093     14,570,126



LONG-TERM DEBT,
    Net of Current Portion                 13,131,003     50,992,702

COMMITMENTS AND CONTINGENCIES                 -               -


STOCKHOLDERS' EQUITY:

  Series A Preferred Stock,
   $100.00 Par Value,
    Authorized 500,000 Shares,
    Issued and Outstanding,
    362,470 and 362,462 Shares,
    Respectively                           36,246,975     36,246,175

  Common Stock, $2.00 Par Value,
  Authorized 25,000,000 Shares,
   Issued and Outstanding,
   13,978,060 and 11,651,487
    Shares, Respectively                   27,956,119     23,302,973
  Capital in Excess of Par                 25,048,752     16,111,652
  Retained Earnings (Deficit)
  (subsequent to June 30, 1993,
     date of quasi-reorganization)       (13,558,246)      3,829,336

       TOTAL                               75,693,600     79,490,136

  LESS: Deferred Compensation, Net             41,667        172,031

       TOTAL STOCKHOLDERS' EQUITY          75,651,933     79,318,105


TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                 $   164,694,029   $144,880,933



See Notes to Consolidated Financial Statements.


              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                     JUNE 30, 1997, 1996 AND 1995


                                            Year Ended June 30,
                                            1997            1996

REVENUES:

  Revenue from Operations              $   68,347,904   $ 68,864,894
  Investment Income                           117,972        255,063
  TOTAL REVENUES                           68,465,876     69,119,957


EXPENSES:

  Cost of Revenues:

    Purses                                 23,144,742     23,309,829
    Operating Expenses                     35,541,128     35,752,642
    Depreciation & Amortization             1,632,285      1,461,763
  General & Administrative Expenses        11,089,428      8,217,794
  El Rancho Property Development
   Carrying Costs                           1,773,627              0

  TOTAL EXPENSES                           73,181,210     68,742,028


OPERATING (LOSS) INCOME                   (4,715,334)        377,929


OTHER EXPENSES:

  Interest Expense                          2,500,702      1,140,665
  Amortization of Financing Costs           1,142,909         79,109
  Write Off of Deposits on Land             2,585,000              0
  Write Off of Starship Orion Costs         2,543,968              0
  TOTAL OTHER EXPENSES                      8,772,579      1,219,774


(LOSS) INCOME BEFORE
 INCOME TAXES AND
 AND EXTRAORDINARY ITEM                  (13,487,913)      (841,845)
  Income Tax Expense                           62,044        227,867


(LOSS) INCOME BEFORE
   EXTRAORDINARY ITEM                    (13,549,957)    (1,069,712)


EXTRAORDINARY ITEM -
  Loss on Early Extinguishment of Debt      3,837,625              0


NET (LOSS) INCOME                      $ (17,387,582)   $(1,069,712)


PER SHARE DATA:
(LOSS) INCOME BEFORE
    EXTRAORDINARY ITEM                 $       (1.16)   $     (0.10)


EXTRAORDINARY ITEM                             (0.32)         -


NET (LOSS) INCOME                      $       (1.48)   $     (0.10)


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                       11,715,256     10,536,414



                                      Year Ended June 30,
                                            1995

REVENUES:

  Revenue from Operations              $   55,744,950
  Investment Income                         3,437,788
  TOTAL REVENUES                           59,182,738


EXPENSES:

  Cost of Revenues:

    Purses                                 17,342,134
    Operating Expenses                     29,892,282
    Depreciation & Amortization               965,026
  General & Administrative Expenses         7,912,445
  El Rancho Property Development
   Carrying Costs                                   0

  TOTAL EXPENSES                           56,111,887


OPERATING (LOSS) INCOME                     3,070,851


OTHER EXPENSES:

  Interest Expense                            556,799
  Amortization of Financing Costs                   0
  Write Off of Deposits on Land                     0
  Write Off of Starship Orion Costs                 0

  TOTAL OTHER EXPENSES                        556,799


(LOSS) INCOME BEFORE
 INCOME TAXES AND
 AND EXTRAORDINARY ITEM                     2,514,052
  Income Tax Expense                          115,600


(LOSS) INCOME BEFORE
   EXTRAORDINARY ITEM                       2,398,452


EXTRAORDINARY ITEM -
  Loss on Early Extinguishment of Debt              0


NET (LOSS) INCOME                      $    2,398,452


PER SHARE DATA:

(LOSS) INCOME BEFORE
    EXTRAORDINARY ITEM                 $         0.25

EXTRAORDINARY ITEM                            -

NET (LOSS) INCOME                      $         0.25


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                        9,551,369



The Company's purchase of Freehold Raceway in January, 1995 materially affects the comparability of the twelve month periods reflected in the above data.



See Notes to Consolidated Financial Statements.

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS
                  ENDED JUNE 30, 1997, 1996 AND 1995

                                         Preferred
                                         Number of
                                           Shares         Amount

BALANCE - JUNE 30, 1994                      362,443 $    36,244,275


   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock
     Split effected on March 13, 1992              7             700

   Net Income for the Year
     Ended June 30, 1995                    ---            ---


BALANCE - JUNE 30, 1995                      362,450      36,244,975



   Common Shares Issued -
    - Reg S Offering                        ---            ---

   Shares Issued in Connection
     with Debt Financing                    ---            ---

   Deferred Compensation for Options
    Granted to Employees                    ---            ---

   Financing Costs for Warrants in
    Connection with Debt Financing          ---            ---

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                   12           1,200

   Amortization of Deferred
     Compensation Costs                     ---            ---

   Net (Loss) for the Year
     Ended June 30, 1996                    ---            ---


BALANCE - JUNE 30, 1996                      362,462      36,246,175



   Shares Issued in Connection
     with Retirement of Debt
   Compensation for Options
    Granted to Non-Employees                ---            ---

   Financing Costs for Warrants Issued
       in Connection with Debt Financing    ---            ---

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                    8             800

   Amortization of Deferred
     Compensation Costs                     ---            ---

   Cancellation of Options Granted
    for Deferred Compensation               ---            ---

   Net (Loss) for the Year
    Ended June 30, 1997                     ---            ---



BALANCE - JUNE 30, 1997                      362,470 $    36,246,975



                                           Common
                                         Number of
                                           Shares         Amount

BALANCE - JUNE 30, 1994                    9,551,255 $    19,102,509



   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                  131             262

   Net Income for the Year
     Ended June 30, 1995                    ---            ---



BALANCE - JUNE 30, 1995                    9,551,386      19,102,771



   Common Shares Issued -
    - Reg S Offering                       1,900,000       3,800,000

   Shares Issued in Connection
     with Debt Financing                     200,000         400,000

   Deferred Compensation for Options
    Granted to Employees                    ---            ---

   Financing Costs for Warrants in
    Connection with Debt Financing          ---            ---

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                  101             202

   Amortization of Deferred
     Compensation Costs                     ---            ---

   Net (Loss) for the Year
     Ended June 30, 1996                    ---            ---



BALANCE - JUNE 30, 1996                   11,651,487      23,302,973


   Shares Issued in Connection
     with Retirement of Debt               2,326,520       4,653,040

   Compensation for Options
    Granted to Non-Employees                ---            ---

   Financing Costs for Warrants Issued
       in Connection with Debt Financing    ---            ---

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                   53             106

   Amortization of Deferred
     Compensation Costs                     ---            ---

   Cancellation of Options Granted
    for Deferred Compensation               ---            ---

   Net (Loss) for the Year
    Ended June 30, 1997                     ---            ---



BALANCE - JUNE 30, 1997                   13,978,060 $    27,956,119




                                          Capital        Retained
                                         in Excess       Earnings
                                           of Par       (Deficit)

BALANCE - JUNE 30, 1994                $  11,960,605 $     2,500,596



   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                (962)       ---

   Net Income for the Year
     Ended June 30, 1995                    ---            2,398,452



BALANCE - JUNE 30, 1995                   11,959,643       4,899,048



   Common Shares Issued -
    - Reg S Offering                       1,638,162       ---

   Shares Issued in Connection
     with Debt Financing                     400,000       ---

   Deferred Compensation for Options
    Granted to Employees                     175,000       ---

   Financing Costs for Warrants in
    Connection with Debt Financing         1,940,250       ---

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992              (1,402)       ---

   Amortization of Deferred
     Compensation Costs                     ---            ---

   Net (Loss) for the Year
     Ended June 30, 1996                    ---          (1,069,712)



BALANCE - JUNE 30, 1996                   16,111,652       3,829,336



   Shares Issued in Connection
     with Retirement of Debt               6,671,245

   Compensation for Options
    Granted to Non-Employees                 493,050       ---

   Financing Costs for Warrants Issued
       in Connection with Debt Financing   1,893,451       ---

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                (906)       ---

   Amortization of Deferred
     Compensation Costs                     ---            ---

   Cancellation of Options Granted
    for Deferred Compensation              (119,741)       ---

   Net (Loss) for the Year
    Ended June 30, 1997                     ---         (17,387,582)



BALANCE - JUNE 30, 1997                $  25,048,752 $  (13,558,246)





                                          Deferred
                                        Compensation      Total

BALANCE - JUNE 30, 1994                $           0 $    69,807,985



   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992             ---            ---

   Net Income for the Year
     Ended June 30, 1995                    ---            2,398,452



BALANCE - JUNE 30, 1995                            0      72,206,437



   Common Shares Issued -
    - Reg S Offering                        ---            5,438,162

   Shares Issued in Connection
     with Debt Financing                    ---              800,000

   Deferred Compensation for Options
    Granted to Employees                   (175,000)               0

   Financing Costs for Warrants in
    Connection with Debt Financing          ---            1,940,250

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992             ---            ---

   Amortization of Deferred
     Compensation Costs                        2,969           2,969

   Net (Loss) for the Year
     Ended June 30, 1996                    ---          (1,069,712)



BALANCE - JUNE 30, 1996                    (172,031)      79,318,105



   Shares Issued in Connection
     with Retirement of Debt                              11,324,285

   Compensation for Options
    Granted to Non-Employees                ---              493,050

   Financing Costs for Warrants Issued
       in Connection with Debt Financing    ---            1,893,451

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992             ---            ---

   Amortization of Deferred
     Compensation Costs                       10,623          10,623

   Cancellation of Options Granted
    for Deferred Compensation                119,741       ---

   Net (Loss) for the Year
    Ended June 30, 1997                     ---         (17,387,582)



BALANCE - JUNE 30, 1997                $    (41,667) $    75,651,933

  See Notes to Consolidated Financial Statements.



              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                  ENDED JUNE 30, 1997, 1996 AND 1995

                                            Years Ended June 30,
                                             1997           1996

CASH FLOWS FROM OPERATING
ACTIVITIES:

  NET (LOSS) INCOME                     $(17,387,582)  $ (1,069,712)

  Adjustments to reconcile net (loss)
     income to net cash (used in)
    provided by operating activities:

     Depreciation and Amortization          2,775,194      1,543,841
     Compensation for Options Granted         493,050              0
     Write-Off of Deposits on Land          2,585,000              0
     Write-Off of Starship Orion Costs      2,543,968              0
     Extraordinary Item - Loss on Early
      Extinguishment of Debt                3,837,625              0
     Other                                      (783)         16,652
     Changes in Assets and Liabilities -
        (Increase) in Restricted Cash
             and Investments                (758,785)      (820,127)
        Decrease in Accounts Receivable       395,687        262,851
        (Increase) in Other Assets          (297,570)      (213,861)
        (Increase) in Prepaid Expenses      (190,815)       (62,944)
        Increase (Decrease) in
         Accounts and Purses
         Payable and Accrued Expenses       1,340,766      3,063,264
        Increase (Decrease) in
         Deferred Revenue                     251,123       (51,002)

  NET CASH (USED IN) PROVIDED
   BY OPERATING ACTIVITIES                (4,413,122)      2,668,962



CASH FLOWS FROM INVESTING
ACTIVITIES:

  Purchase and Development of El Rancho
    and costs incurred in connection
    with Starship Orion Theme             (2,016,133)   (18,033,745)
  Deposits on Purchase of Land            (2,115,000)      (470,000)
  Purchase of Land at Freehold Raceway              0      (400,000)
  Capital Expenditures at Racetracks      (1,428,227)    (1,594,384)
  (Increase) Decrease in
   Other Investments                           68,170        57,024
     NET CASH (USED IN) INVESTING
       ACTIVITIES                         (5,491,190)   (20,441,105)


CASH FLOWS FROM FINANCING
ACTIVITIES:

  Sale of Common Stock                              0      5,438,162
  Proceeds from issuance of
     Long Term Notes                          827,891      6,000,000
  Proceeds from Line of Credit -
     Foothill                               9,138,690      6,597,794
  Proceeds from Foothill Financing                  0     14,000,000
  Proceeds from Credit Suisse Financing    55,000,000              0
  Reserve Escrow Deposits in Connection
    with Credit Suisse Financing         (16,762,059)              0
  Deferred Financing Costs                (4,926,943)              0
  Proceeds from Sun Bank
     Refinancing of Foreign Notes           6,000,000              0
  Principal Payments on Acquired Debt -
     Freehold                                       0              0
  Principal Payments on Foothill Notes   (29,976,010)              0
  Principal Payments on Foreign Notes     (6,000,000)              0
  Principal Payments on Sun Mortgage                0   (14,000,000)
  Principal Payments on Short Term Notes    (836,874)    (6,500,000)
  Principal Payments on Long Term Notes   (2,991,844)    (1,348,751)

     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                 9,472,851     10,187,205


NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                          (431,461)    (7,584,938)

  CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                    4,216,356     11,801,294


  CASH AND CASH EQUIVALENTS
    AT END OF YEAR                      $   3,784,895  $   4,216,356



  Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
     Interest                           $   4,849,949  $   1,915,571
     Income Taxes                       $           0  $     291,531



                                      Years Ended June30,
                                             1995

CASH FLOWS FROM OPERATING
ACTIVITIES:

  NET (LOSS) INCOME                     $   2,398,452

  Adjustments to reconcile net (loss)
     income to net cash (used in)
    provided by operating activities:

     Depreciation and Amortization            965,026
     Compensation for Options Granted               0
     Write-Off of Deposits on Land                  0
     Write-Off of Starship Orion Costs              0
     Extraordinary Item - Loss on Early
      Extinguishment of Debt                        0
     Other                                  (113,339)
     Changes in Assets and Liabilities -
        (Increase) in Restricted Cash
             and Investments                 (21,339)
        Decrease in Accounts Receivable       142,576
        (Increase) in Other Assets           (15,907)
        (Increase) in Prepaid Expenses      (138,661)
        Increase (Decrease) in
         Accounts and Purses
         Payable and Accrued Expenses     (1,488,291)
        Increase (Decrease) in
         Deferred Revenue                     831,068

  NET CASH (USED IN) PROVIDED
   BY OPERATING ACTIVITIES                  2,559,585



CASH FLOWS FROM INVESTING
ACTIVITIES:

  Purchase and Development of El Rancho
    and costs incurred in connection
    with Starship Orion Theme                       0
  Deposits on Purchase of Land                      0
  Purchase of Land at Freehold Raceway              0
  Capital Expenditures at Racetracks      (1,090,904)
  (Increase) Decrease in
     Other Investments                       (94,931)

     NET CASH (USED IN) INVESTING
       ACTIVITIES                         (1,185,835)



CASH FLOWS FROM FINANCING
ACTIVITIES:

  Sale of Common Stock                              0
  Proceeds from issuance of
     Long Term Notes                                0
  Proceeds from Line of Credit -
     Foothill                                       0
  Proceeds from Foothill Financing                  0
  Proceeds from Credit Suisse Financing             0
  Reserve Escrow Deposits in Connection
    with Credit Suisse Financing                    0
  Deferred Financing Costs                          0
  Proceeds from Sun Bank
     Refinancing of Foreign Notes                   0
  Principal Payments on Acquired Debt -
     Freehold                             (5,169,098)
  Principal Payments on Foothill Notes              0
  Principal Payments on Foreign Notes               0
  Principal Payments on Sun Mortgage                0
  Principal Payments on Short Term Notes            0
  Principal Payments on Long Term Notes     (479,449)

     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES               (5,648,547)


NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (4,274,797)

  CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                   16,076,091


  CASH AND CASH EQUIVALENTS
    AT END OF YEAR                      $  11,801,294



  Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
     Interest                           $     160,674
     Income Taxes                       $           0


  Supplemental Schedule of Non-Cash Investing and Financing Activities:

  During the years ended June 30, 1997 and 1996, the Company recorded an unrealized loss of $40,000 and $160,000, respectively, on trading securities.
  During the years ended June 30, 1997 and 1996, respectively, the Company issued warrants to purchase 746,847 shares and 925,000 shares of Common
   Stock at a fair value of $1,893,451 and $1,930,250, respectively, in connection with financing agreements.
  During the year ended June 30, 1997, the Company exchanged debt totaling
   $10.5 million plus accrued interest of approximately $1.1 million for 2,326,520 shares of Common Stock.
  During the year ended June 30, 1996, Land and Improvements at a total cost of $31,975,000 was financed through short and long term notes.


See Notes to Consolidated Financial Statements.

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries
(collectively the "Company") will continue as a going concern. As discussed in Note 8, the Company is in violation of several non-financial loan covenants with its major lender. As a result of not obtaining waivers of these violations, its $55,000,000 credit facility has been classified as a current liability and payment could be demanded immediately. The Company is continuing discussions with this lender as to the granting of waivers or other remedies that could be reached in connection with the litigation settlement negotiations described below.

     The Company and certain of its directors and stockholders are involved in various legal proceedings as more fully described in Note 10. Several of these actions are at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, it is not possible to determine the probable outcome or the amount of liability, if any, and the resultant effects on the Company's financial position, results of operations or cash flows.

     Additionally, the Company has sustained a net loss of approximately
$17.4 million and $1.1 million during fiscals 1997 and 1996, respectively. While the Company believes its projected cash flows will be sufficient to meet its operating needs through March 1999, there can be no assurances beyond that date. These projections do not reflect the impact of its default under the above mentioned credit facility or the effects of the above mentioned litigation.

     While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations, including the possible sale of the El Rancho property as part of the litigation settlement negotiations described above and the possible sale of all or some of its racing operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations -The Company conducts live race meetings for Thoroughbred and Harness (Standardbred) horses and participates in intrastate and interstate simulcast wagering as a host and receiving track in Cherry Hill ("Garden State") and Freehold ("Freehold"), New Jersey. The Company's racetrack operations are dependent upon continued governmental acceptance of racing as a form of legalized gambling. The Company competes for gaming revenue, not only with other racetracks, but also with other forms of gaming activities, such as, off-track betting parlors, telephone wagering, casino gambling in Atlantic City, New Jersey, slot machines at other racetracks, and various state lotteries, both from within the State of New Jersey and from neighboring states (Pennsylvania and Delaware in particular). From time to time, legislation has been introduced in New Jersey and neighboring states which would further expand gambling opportunities and increase competition. Severe inclement weather, which can affect the northeastern portion of the United States in the winter months, can also adversely affect operations. The Company is required to annually renew its racing permits with the New Jersey Racing Commission in order to operate.

     During fiscal 1996, the Company, through one of its subsidiaries, purchased property in Las Vegas, Nevada, the former El Rancho Hotel and Casino (the "El Rancho"), for the purpose of developing a casino gaming and hotel entertainment complex. (See Note 3).


     (B) Principles of Consolidation -   The accounts of all subsidiaries are
  included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (C) Classifications - Certain prior years' amounts have been reclassified to conform with the current year's presentation.

     (D) Construction in Progress - Construction in progress includes the purchase price as well as construction costs in conjunction with the development of the El Rancho. These amounts include land and building acquisition costs, interest, consulting and other development costs in connection with the project. Such costs, aggregating approximately $50,624,000 at June 30, 1997, include real property acquisition costs in the amount of approximately $43,500,000, capitalized interest of $4,182,007 ($3,430,416 in fiscal 1997) and other development costs.

     (E) Goodwill, Depreciation and Amortization - Goodwill is the excess of the cost of acquired net assets at Freehold over their fair value and is being amortized over 30 years under the straight line method. Accumulated amortization at June 30, 1997 and 1996 was $556,349 and $445,757,
respectively.

     Management of the Company evaluates the recoverability of goodwill quarterly or more frequently whenever events and circumstances warrant revised estimates, and considers whether the goodwill should be completely or partially written off or the amortization period accelerated.

     Depreciation of property and equipment and amortization of building improvements are computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with accounting principles applicable to a quasi-reorganization over the estimated remaining useful lives of the respective assets.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the year ended June
30, 1996.   SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of June 30, 1997, the Company has determined that no impairment has occurred.

     As more fully discussed in Notes 2D and 3, the Company has incurred approximately $52.4 million in costs associated with the El Rancho project, including approximately $1.8 million in El Rancho carrying costs. The Company believes that additional costs of approximately $50 million will be sufficient to complete the development of the El Rancho property under the "CountryLand" theme. The Company has also considered expanding the CountryLand project into a more elaborate one which could increase these additional costs by approximately $25 million. Due to the pending litigation discussed in Note 10, it is unlikely any additional funding will be obtained in order to develop the El Rancho property. Application of SFAS No. 121 could prospectively result in a write-down of costs incurred on the project if there is any significant decrease in the market value of the property, any significant adverse change in business climate, or any accumulation of costs significantly in excess of amounts expected to complete the project. As of July 1997, development was suspended until additional funding can be obtained. As a result, interest will not be capitalized as additional costs associated with construction until such time as the Company obtains additional financing and resumes construction.

     (F) Recent Accounting Pronouncements - In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion
15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The Company will adopt the provisions for computing earnings per share set forth in SFAS 128 in December 1997 and believes that its adoption will not have a material effect on the calculation of earnings per share.

     Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards as described below. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.


     Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

     (G) Deferred Financing Costs - Deferred financing costs at June 30, 1997 include those amounts associated with its May 23, 1997 financing agreement with Credit Suisse First Boston Mortgage Capital LLC("Credit Suisse"). (See
Note 8). These costs of $6,220,129, less amortization of $312,697, are being expensed over the two year life of the loan. The Company has reflected, as an extraordinary item, the write-off of the costs of prior and current year's financing activities that had been deferred, as the related indebtedness associated with these costs has been retired. (See Note 16).

     (H) Revenue Recognition - The Company recognizes the revenues associated with horse racing at Garden State Park and Freehold Raceway as they are earned. Both Garden State and Freehold operate as satellite wagering sites for both thoroughbred and harness racing meets conducted at other racetracks. The tracks receive broadcasts of live racing from other racetracks under various simulcasting agreements. The tracks also provide broadcasts of live racing conducted at the Company's facilities to other race tracks under various host simulcasting agreements. Under these contracts, the Company receives or pays pari-mutuel commissions of varying percentages of simulcast pari-mutuel wagering. Costs and expenses associated with horse racing revenues are charged against income in those periods in which the horse racing revenues are recognized. Other costs and expenses, including advertising, are recognized as they actually occur throughout the year. Deferred revenue primarily consists of prepaid purse amounts.

     (I) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
 ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns.
Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (J) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      (K) Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than three months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. At June 30, 1997, the Company had approximately $8 million on deposit in financial institutions that was subject to such risk. The Company does not require collateral for its financial instruments. In addition, at June 30, 1997, the Company had approximately $16.8 million of cash in reserve escrow accounts, which substantially exceeded federally insured limits.


     (L) Use Of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (M) Net Income (Loss) Per Common Share - Net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding adjusted by the dilutive effect of common stock equivalents, which consist of stock options (using the treasury stock method) and warrants.

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the loss per share computation because they are antidilutive.


(3)  ACQUISITIONS AND DISPOSITIONS

     Fiscal 1997

     The Company executed an agreement to purchase 15 acres of unimproved land in Las Vegas, Nevada in fiscal 1996. The Company made non-refundable deposits aggregating $2,585,000 through fiscal 1997. The land is located contiguous to the El Rancho property. The Company could not arrange the necessary financing to finalize the purchase. As a result, these deposits were forfeited during December 1996.

     On July 1, 1997, the Company made a non-refundable payment of $600,000 to D&C Gaming Corporation. ("D&C"), a company owned equally by the Company's Chief Executive Officer and President and by the President and Chairman of Las Vegas Entertainment Network, Inc. ("LVEN"), for an option to acquire operating leases for two New Mexico racetracks. The option agreement has been terminated and D&C has agreed to repay the $600,000 deposit. (See Note 10).

     Fiscal 1996

     During January 1996, the Company purchased the El Rancho property from LVEN for the development of a casino gaming and entertainment complex. The purchase price was for approximately $43.5 million in cash and notes, plus contingent consideration of up to $160 million, dependent on future "adjusted cash flows" as contractually defined. Construction and renovation of the El Rancho property is subject to a number of conditions including, but not limited to, approval of the Company's plans by the local building commission and obtaining of additional funding.


      The purchase price of approximately $43.5 million consisted of approximately $12.5 million paid in cash with the balance financed by: 1) a $6.5 million unsecured seller note; 2) the assumption of a $14 million first
mortgage note;   and 3) a $10.5 million second mortgage seller note which will be payable only to the extent that certain contingent events occur. Effective June 27, 1997, the Company issued 2,093,868 shares of its Common Stock to a subsidiary of the seller and 232,652 shares to Credit Suisse, the Company's prime lender, for its consent and for certain advisory services on the transaction, in exchange for cancellation of the $10.5 million note and accrued interest amounting to approximately $1.1 million. A proxy to vote the 2,093,868 shares has been granted to the Company's Chief Executive Officer and President by LVEN and its subsidiary. The 2,326,520 shares were valued at $5 per share, the approximate fair market value at the date of the transaction. No material gain or loss was realized.

     Fiscal 1995

     During fiscal 1995, Freehold Raceway completed the purchase for $975,000 of a 4.659 acre parcel of land, previously leased for parking space, from an unrelated party. Part of the purchase price was financed by a three year $575,000 note at an eight percent per annum rate. On May 23, 1997, this note was paid in full in connection with the Company's debt refinancing. (See Note
8)

(4)  INVESTMENTS

     At June 30, 1997 and 1996, the Company had approximately $3,730,000 and $2,972,000, respectively, which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and amounts held for unclaimed ticketholder winnings.

     Interest income for the fiscal years ended June 30, 1997, 1996, and 1995 was $157,972, $415,063, and $633,304, respectively. Realized gains resulting from the sale of trading securities for fiscals 1997, 1996 and 1995 were -0-, $7,500 and $2,804,484, respectively.

(5)   RESERVE ESCROW DEPOSITS

     At June 30, 1997, $16,773,824 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse. The financing agreement provided for reserve accounts to be held by LaSalle National Bank ("the Depository"). The Company is currently in default with respect to the Credit Suisse credit facility (See Note 8). As a result, Credit Suisse could apply any remaining escrow amounts to any outstanding borrowings. Therefore, all balances in the Reserve Escrow Deposits have been classified as current assets. On the maturity date of the facility, any amounts remaining on deposit shall, at Credit Suisse's option, be applied against outstanding borrowings or returned to the Company.

      Interest Reserve Account. $10,000,000 was placed in a Interest Reserve Account to fund the monthly interest due on the $55,000,000 loan
(approximately $588,000 per month).



     El Rancho Reserve Account.$3,759,615 of the loan proceeds were deposited to reimburse the Company for expenditures in connection with the development and carrying costs of the El Rancho property. Through December 31, 1997, the Company has been reimbursed $1,465,000 from this account.

     Working Capital Account. $760,000 of the loan proceeds was deposited for working capital purposes. Subsequent to June 30, 1997, upon the sale of certain Garden State property, the Company deposited an additional $1,370,120 in this account.

     Tax and Insurance Account. $916,898 of the loan proceeds were deposited into a Tax and Insurance Reserve Account. Each month the Company will make deposits equal to one-twelfth, or approximately $300,000, of the amount reasonably estimated by Credit Suisse to be sufficient to pay, all taxes, general and special assessments, water and sewer rents and charges and other similar charges levied against certain of the Company's properties.

     Deferred Maintenance Account. $500,000 of the loan proceeds were deposited to be used to reimburse the Company's racetracks for maintenance expenditures.

     Environmental Remediation Account.$1,000,000 of the loan proceeds were deposited to be used to reimburse the Company for expenditures made in connection with approved environmental remediation expenditures.

     The Escrow Accounts at June 30, 1997 are summarized below:

Account

Interest Reserve          $       9,825,547

El Rancho Reserve                 3,759,615

Working Capital                     760,000

Tax and Insurance                   928,662

Deferred Maintenance                500,000

Environmental Remediation         1,000,000

Total                     $      16,773,824


(6)  LAND AND IMPROVEMENTS HELD FOR SALE - NET

     During the second quarter of fiscal 1998, the Company sold a parcel of land contiguous to Garden State Park for $9,000,000 exclusive of closing costs of approximately $545,000. The carrying value of such property at June 30, 1997 was $6,762,809. $6,000,000 of such sales proceeds were used to repay an existing mortgage on the property (See Note 8G). The resulting gain will be recorded as an adjustment to Stockholders' Equity in accordance with accounting principles applicable to a quasi-reorganization (See Note 9).

(7)  LAND, BUILDINGS AND EQUIPMENT

     Land, buildings and equipment acquired prior to June 30, 1993 are carried at their adjusted fair value in accordance with accounting principals applicable to a quasi-reorganization which was completed on that date. The property assets acquired with the acquisition of Freehold Raceway in January 1995 were recorded at their fair values as required under the purchase method of accounting. All other property assets are recorded at cost. Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

Major classes of land, buildings and equipment consist of the following:

                        Estimated
                         Useful
                         Lives in             June 30,
                          Years           1997            1996

Land                       ---       $   40,432,500  $   40,432,500

Buildings and             15-40          28,823,437      28,661,219
Improvements

Construction in Progress(A)    ---       50,624,333      48,736,200


Equipment                 5-15            5,261,367       4,376,889

Totals                                  125,141,637     122,206,808

Less Accumulated                          4,278,754       2,858,439
Depreciation
and Amortization

                                  $     120,862,883$    119,348,369

(A) Includes the costs associated with the purchase and construction of the El Rancho property (See Note 17).


(8)     NOTES AND MORTGAGES PAYABLE

        Notes and Mortgages Payable are summarized below:

                 Interest %       June 30, 1997             June 30, 1996
                 Per Annum     Current     Long-Term    Current    Long-Term

INTERNATIONAL THOROUGHBRED BREEDERS, INC.:

Credit Suisse
 FirstBoston (A) LIBOR Rate
                  plus 7%   $55,000,000 $        -0- $       -0- $       -0-
                   (6/30/97
                     rate
                    12.72%)

LVEN Mortgage (B)       8%          -0-          -0-         -0-   10,500,000

Foothill Capital
Corp. (C)          Prime plus       -0-          -0-         -0-   14,000,000
                      2.75%

Foothill Capital
Corp. (C)          Prime plus       -0-          -0-         -0-    6,837,320
                      2.75%

Other                Various    258,851          -0-     200,338         -0-

FREEHOLD  RACEWAY:

Kenneth R.
 Fisher (D)         80% of
                    Prime
                    (not to     625,000   10,625,000     625,000   11,250,000
                  exceed 6%)
                    (6/30/97
                    rate 6%)

Kenneth R.
 Fisher (E)         80% of
                    Prime       225,000    1,815,800     225,000    2,022,049
                  (6/30/97
                  rate 6.6%)

Marine
 Midland Bank        Prime           -0-         -0-   1,445,000         -0-

Other                             42,537         -0-     191,667      383,333

GARDEN STATE PARK:

Banque SCS
 Alliance (F)         10%           -0-         -0-       -0-       3,000,000

Banque                10%           -0-         -0-       -0-       3,000,000
Financier de
la Cite(F)

Sun National         Prime     6,000,000        -0-       -0-             -0-
Bank(G)             (6/30/97
                  rate 8.5%)

Other                Various     781,806      690,203    527,095          -0-

ORION CASINO CORP:

Other                Various      29,984          -0-         -0-         -0-

    Totals                   $62,963,178 $ 13,131,003 $ 3,214,100 $50,992,702

The effective LIBOR Rate and the Prime Rate at June 30, 1997 were 5.72% and 8.50%, respectively.
The weighted average interest rate on short-term borrowings outstanding as of June 30, 1996 was 9.29%.
There was no short term borrowings outstanding as of June 30, 1997.


 (A) On May 23, 1997, the Company entered into a two-year $55 million credit facility with Credit Suisse secured by a pledge of certain of the personal and real property of the Company and its subsidiaries (the "Credit Suisse Credit Facility").
Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation and will also provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property.
Interest under the Credit Suisse
Credit Facility is payable monthly in arrears at 7% over the London interbank offered rate ("LIBOR"). The scheduled maturity date of the facility is June 1, 1999.
                                 Of the
remaining facility borrowings, approximately $16.8 million was placed in escrow accounts, financing and closing fees of $4.3 million were incurred and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations.

 The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "Credit Suisse Note") pursuant to which up to $10 million of the aggregate principal amount can be converted in certain circumstances, including upon the maturity date of the Credit Suisse Note upon the prepayment of $10 million in aggregate principal amount of the Credit Suisse Note or upon acceleration of the Credit Suisse Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, Credit Suisse was granted warrants to purchase 1,044,000 shares at an exercise price of $4.375 per share
(subject to adjustment in certain
events). The warrants to purchase 546,847 shares are immediately exercisable, have been valued at approximately $1.6 million and have been recorded as original issue discount. The warrants to purchase 497,153 shares become exercisable at such time as Credit Suisse delivers to the Company a firm commitment for additional funding of no less than $50 million in connection with the development of the El Rancho Property.

 Credit Suisse also received 232,652 shares of Common Stock upon the conversion of Common Stock into a $10.5 million promissory note issued by the Company to LVEN in consideration for Credit Suisse's consent and for certain advisory services in connection with this transaction (See Note 8-B).
Credit Suisse has the right to receive further shares upon the consummation of a proposed related acquisition by the Company of Casino-Co Corporation ("Casino-Co"), a wholly-owned subsidiary of LVEN, equal to 10% of the stock consideration paid by the Company for such acquisition. The Company has granted Credit Suisse certain registration rights with respect to the warrants and the shares.

 The Credit Suisse Credit Facility also provides for both affirmative and negative covenants, including financial covenants such as tangible net worth, as
defined in the Credit Facility.   The Company is not in compliance with
certain non-financial covenants. As a result of not obtaining waivers of these violations, its $55 million Credit Facility has been classified as a current liability and could be demanded immediately.

 In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit
Facility and certain related
agreements and related actions.  (See Note 10).


 (B) On January 14, 1996, in connection with the Company's purchase of the El Rancho property, the Company entered into a $10.5 million seller second mortgage note at 8% interest, which was payable only to the extent that certain contingent events occur. Effective June 27, 1997, the Company issued
2,326,520 shares of its Common
Stock, including 2,093,868 shares to Casino-Co, in satisfaction of the principal of and accrued interest on this obligation at an agreed upon conversion price of $5 per share, which approximated its fair market value.

 Casino-Co and LVEN granted an irrevocable proxy to Nunzio P. DeSantis, the Company's Chief Executive Officer, to vote all or any portion of the 2,093,868 shares of the Company's Common Stock until the occurrence of certain events, including the repayment of the Company's obligations to Credit
Suisse or the distribution of the
shares to LVEN's stockholders. The Company also granted Casino-Co certain registration rights with respect to the shares.
 (C) On June 4, 1996, the Company and Foothill Capital Corporation closed on a financing package for $30,000,000. The financing arrangement was secured by, among other things, a first mortgage on each of the El Rancho property and Garden State Park and a second mortgage on Freehold Raceway, and included a $16,000,000 revolving credit line and a $14,000,000 Time Loan Mortgage
(which was used at settlement to pay off a note that was due on December 20, 1996). The balances outstanding at May 23, 1997 were repaid with certain of the proceeds of the Credit Suisse Credit Facility.

 (D) On February 2, 1995, the Company entered into an agreement with the former owner of Freehold Raceway whereby the $12.5 million balance of the purchase price of the Freehold Raceway was financed by an eight year promissory note at 80% of the prevailing prime rate, not to exceed 6%. Yearly principal and interest payments during the first five (5) years commencing January 1, 1996 is based upon a twenty (20) year principal amortization schedule. During each of the next three (3) years, commencing January 1, 2001, yearly principal and interest payments shall be based upon a ten (10) year amortization schedule. On January 1, 2003, the entire unpaid principal balance, together with any accrued interest becomes due and payable. The note is secured by a mortgage on the land and buildings at Freehold Raceway.

 (E) On February 2, 1995, the seller of Freehold Raceway advanced to Freehold Raceway $2,584,549 towards the retirement of $5.2 million of existing debt on Freehold Raceway. The seller received from Freehold Raceway in fiscal 1995, a promissory note evidencing the indebtedness secured by mortgage on the racetrack property and other collateral.
Equal monthly principal installments of $18,750 beginning on February 1, 1995 is paid to the seller together with accrued interest. Interest is calculated at 80% of the prime rate at January 1 of each year. The note is secured by a mortgage on the land and buildings at Freehold Raceway.

 (F) In March 1996, the Company received financing of $6,000,000 from two foreign banks (which was used in part to pay the $6.5 million mortgage note due to LVEN in connection with the El Rancho acquisition) by issuing two $3,000,000 mortgage notes.
The notes bore interest at 10% per annum, payable yearly with principal due in March 1998. In connection with the payments on these notes, the Company issued warrants to purchase 200,000 shares of the Company's Common Stock, at an exercise price of $5.00 per share, to each foreign note holder.
These notes were retired with the $6,000,000 financing from Sun National Bank (See Note 8G).


 (G) In June 1997, the Company received financing of $6,000,000 from Sun National Bank (which was used to pay two $3,000,000 mortgage notes (See Note 8-F)), by issuing a $6,000,000 mortgage note.
On October 20, 1997, the Company retired the $6,000,000 mortgage note with proceeds from the sale of a portion of the Garden State property.
(See Note 6.) The note was originally due in December 1998. Interest due on the note was paid by the purchaser of a portion of the Garden State property.

 Annual maturities of the Company's consolidated long-term debt as of June 30, 1997 are as follows:

 Year Ended June 30,

 1998                       $ 62,963,178
 1999                          1,113,522
 2000                          1,054,807
 2001                          1,054,807
 2002                          1,179,567
 Thereafter                    8,728,300
 Total                      $ 76,094,181

(9)   INCOME TAX EXPENSE

 In the event the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from a quasi-reorganization of the Company's assets effective June 30, 1993, will be excluded from the results of operations and credited to paid in capital.

 The Company's income tax expense for each of the years in the three year period ending June 30, 1997 relates to New Jersey income taxes for its Freehold Raceway operations.

 At June 30, 1993, the Company effected a quasi-reorganization in conformity with generally accepted accounting principles. The effect of the quasi-reorganization was to decrease asset values for financial reporting, but not for Federal income tax purposes. Accordingly, depreciation expense for Federal income tax purposes continues to be based on amounts that do not reflect the accounting quasi-reorganization.

 The Company has net operating loss carryforwards aggregating approximately $200,000,000 at June 30, 1997 expiring in the years June 30, 2002 through June 30, 2012. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $80,000,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

 Certain amounts of the net operating loss carryforward may be limited due to possible changes in the Company's stock ownership.

 In addition, the sale of common stock by the Company to raise additional operating funds, if necessary, could limit the utilization of the otherwise available net operating loss carryforwards. The grant and/or exercise of stock options by others would also impact the number of shares which could be sold by the Company or by significant stockholders without affecting the net operating loss carryforwards.

The Company has the following carryforwards to offset future taxable income at June 30, 1997:

     NET OPERATING LOSS          YEAR END
       CARRYFORWARDS         EXPIRATION DATES

        $47,800,000             6/30/2002

         26,400,000             6/30/2003

         19,900,000             6/30/2004

         15,600,000             6/30/2005

         11,800,000             6/30/2006

         78,500,000             6/30/2007
        ___________          through 6/30/2012

        $200,000,000

(10)   COMMITMENTS AND CONTINGENCIES

 As discussed in Notes 2 and 3 , during January 1996 the Company purchased the El Rancho property from LVEN. The original agreement provided that, following the development of the property, LVEN would receive as additional consideration an interest in the "adjusted cash flow" in the amount of 50%
for the first six (6) years
following the opening of a casino and 25% thereafter until such time as LVEN has received $160,000,000, but only after (a) the Company recouped: 1) the aggregate amount of cash payments applied to the purchase price; 2) payments made under
the $6.5 million note and the $10.5 million note;   3) $2 million;
and 4) any amounts that the Company invested in the property after the purchase, together with interest at eight percent (8%) per annum from the date of the investment; (b) LVEN has (i) received payment of all principal and interest, if any, remaining outstanding under the $6.5 million note and/or the $10.5 million note and (ii) recouped $4 million plus any amount invested in the El Rancho property after the purchase and approved by the Company, together with interest thereon at a rate of 8% per annum from the date of investment; and (c) the Company has received an additional
$2 million, together with interest thereon at the rate of 8% per annum from the date of the purchase. This agreement was amended on May 23, 1997 by the Bi-Lateral Agreement between the Company and LVEN to limit to $35 million the aggregate amount for which the Company is entitled to recover above.

 The term "adjusted cash flow", as defined, refers to cash flow from the property before taxes, less the payment of any debt retirements and capital lease payments and less certain fees received or accrued for certain inital rent or lease payments. The Bi-Lateral Agreement, signed in connection with the $55 million credit facility with Credit Suisse, limited the maximum debt service to be netted against cash flow from operation of the El Rancho property in computing "adjusted cash flow" to $65 million, with a further limitation to $27 million in the event that additional financing over the $55 million is not required for the development of the El Rancho property.

  On May 23, 1997, the original agreement with LVEN was also amended by a Tri-Party Agreement among the Company, LVEN and Credit Suisse whereby the Company is required to acquire Casino-Co, whose principal asset is the $160 million profit participation note described in the preceding paragraphs. The acquisition may be accomplished by the purchase of all the stock of Casino-Co or a merger of the companies. The Company would be required to issue its stock, the price of which will be subject to fairness opinions from independent investment banking firms independently representing the Company and LVEN, to:
i) LVEN in an amount equal to 90% of the greater of the fairness opinions obtained by the Company and LVEN; and to ii) Credit Suisse in an amount equal to 10% of the greater of the fairness opinions obtained by the Company and LVEN. If this acquisition is approved by the Company's stockholders and Board of Directors, and completed, the Company's requirement for the sharing of cash flow, described above, will be canceled.

  In connection with the purchase of the El Rancho property, Las Vegas Communications Corporation ("LVCC"), a wholly-owned subsidiary of LVEN, retained the exclusive right to manage all aspects of the property's entertainment activities.
The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVCC shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides LVCC with an annual fee of $800,000 subject to annual increases and other additional amounts. Pursuant to the Bi-Lateral Agreement entered into by the Company and LVEN in connection with the Credit Suisse Credit Facility, the parties agreed to amend the entertainment management agreement to provide for a lease by the Company to LVCC of space within the El Rancho property on or from which all food, beverage and retail activities will be conducted
(exclusive of the mezzanine space, the rights to which will be retained by
 the Company).   The terms of such lease arrangement have not been finalized.

 In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit Facility and certain related agreements and related actions.

 On December 5, 1996, NPD, Inc. ("NPD"), a company owned by the Company's Chief Executive Officer and its Chairman of the Board, entered into an agreement with Robert E. Brennan, a former Chairman and director of the Company, to purchase 2,904,016, or 24.9% of the Company's Common Stock, representing all of the Company's Common Stock owned by Mr. Brennan ("NPD acquisition').
The NPD acquisition closed on January 15, 1997.

 The contract of Joel H. Sterns, the Company's former Chairman of the Board of Directors was terminated during November 1996, resulting in severance expense of $252,000 which was recorded during fiscal 1997.


 Retroactive to January 15, 1997, the Company entered into a ten-year employment contract with Nunzio P. DeSantis, the Company's Chief Executive Officer.
The contract provides for annual compensation of $450,000, adjusted annually by increases, if any, in certain Consumer Price Indexes. Mr. DeSantis will also receive a performance bonus for each fiscal year during the term of the agreement equal to the excess of the amount, if any, by which the pre-tax income of the Company exceeds $2 million, limited to an amount equal to his base salary. As part of his contract, Mr. DeSantis was awarded options, subject to stockholder approval, to purchase 5,000,000 shares of the Company's Common Stock at $4 per share.
Upon obtaining stockholder approval for the awarding of the options, the Company may need to record as compensation an expense calculated by multiplying the number of shares covered by the option by the difference between the intrinsic value of each share and the exercise price at the measurement date. An expense would only be recorded if the exercise price is below the market price at the measurement date. Options to purchase 500,000 shares of Common Stock would be exercisable immediately and options to purchase an additional 500,000 shares of Common Stock shall become exercisable on each succeeding anniversary of the effective date of the agreement, provided, however, that all options shall be fully vested if Mr. DeSantis resigns for good reason (as defined in the agreement), resigns upon a change of control, or if he is discharged without cause. Mr. DeSantis is entitled to additional fringe benefits including the use of a private jet in connection with the performance of his duties.
During the year ended June 30, 1997,
the Company's cost associated with such aircraft was approximately $217,000. Such aircraft is operated by a Company owned by Mr. DeSantis' son and was partially financed by Mr. DeSantis and by the President and Chairman of LVEN. This contract is a subject of the pending litigation discussed below.

 Effective January 15, 1997, the Company
entered into a consulting contract with Anthony Coelho, the Company's Chairman of the Board, that provides for $10,000 per month in consulting fees on a month-to-month basis, $2,500 for each director's meeting he attends and other fringe benefits. As part of this contract, Mr. Coelho was awarded options, subject to stockholder approval, to purchase an additional 1,000,000 shares of the Company's Common Stock at $4 per share. Options to purchase 100,000 shares would become exercisable immediately and options to purchase an additional
100,000 shares would become exercisable on each succeeding anniversary of the effective date of the agreement. Upon obtaining stockholder approval for the awarding of these options, the Company will need to record an expense calculated by using the fair value of the options at that date. This contract is a subject of the pending litigation discussed below.

 On January 15, 1997, the Company obtained a commitment for a $5,000,000 revolving line of credit from Mr. DeSantis.
The line of credit has not been drawn
upon and it is unlikely that it will be utilized in the future. This is a subject of the pending litigation discussed below.

 On January 15, 1997, the Board of Directors accepted the resignation of Arthur Winkler, a director and Executive Vice President of the Company and President
of the racetrack subsidiaries.  As conditions
of the termination of his five year employment
contract with the Company, Mr. Winkler agreed
to receive $200,000. $70,000 of this
amount was unpaid as of June 30, 1997 and will be paid at the rate of $5,000 per
month.   In addition, options for 125,000
shares, previously granted to him at an
exercise price of $5.875 per share, were canceled.
The Company expensed the severance amount during the 1997 fiscal year.

 During October 1997, the Company terminated the employment of the Company's President, Robert J. Quigley. The severance package approximating $300,000, payable through December 1998, will be expensed in the second quarter of the 1998 fiscal year.


 The Company has entered into lease agreements for certain equipment and maintenance contracts at Garden State Park and Freehold Raceway.  Two of the equipment
lease agreements are based upon the daily
average of the total amount wagered and
number of live racing days at the Company's racetracks.  Minimum rental payments for the next  five years are based
on projected racing dates.   During July 1997, the
Company executed an agreement to lease office space in Albuquerque, New Mexico for a five year period, expiring on July 31, 2002.
The lease provides for a monthly rent of approximately $10,000 when the space is fully occupied. In connection with this lease, the Company has sub-leased a portion of the premises to AutoLend Group Inc. ("AutoLend"), a company in which Nunzio P. DeSantis is the Chairman, President and principal stockholder and Anthony Coelho is a director, for $600 per month. The sublease is terminable on 30 days written notice.
Equipment lease and rent expense
for the years ended June 30, 1997, 1996 and 1995 was $1,927,081, $2,201,346 and
$1,402,758, respectively.

 The following summarizes commitments on non-cancelable contracts and leases as of June 30, 1997

                                 YEAR ENDED JUNE 30,

                                                            THERE-
               1998      1999     2000     2001     2002    AFTER       TOTAL

Employee   $1,090,000$ 900,000$ 688,000$ 688,000$ 608,000$ 2,398,000$ 6,372,000
Contracts
(excluding
 severance
agreements)


Consultant
Contract       60,000    -0-     -0-      -0-      -0-       -0-         60,000


Operating   2,299,000 2,226,000 1,516,000 557,000 255,00     10,000   6,863,000
Leases

El Rancho
Construction
 Contracts
              342,000    -0-     -0-      -0-      -0-     -0-          342,000



Total    $3,791,000$3,126,000$2,204,000$1,245,000$863,000$2,408,000 $13,637,000



 Garden State has granted the exclusive right to operate all food and retail services and to sell or rent all food products and merchandise sold or rented at the racetrack facility to Service America
Corporation. The term of the agreement is for the 15 year period terminating during March 2000. Service America agreed to invest
$7,000,000 in the concession premises at the racetrack facility. As of June 30, 1997, the Company is contingently liable for approximately $1,300,000, the undepreciated value of the equipment Service America installed at the track, if this agreement were to be terminated. At the end of the agreement or upon termination, Garden State would take title to such equipment.

 The New Jersey Division of Gaming Enforcement
("DGE") is currently investigating
in accordance with its statutory
obligation to determine the qualifications of the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the Casino Control Commission
("CCC") and the Racing Commission. The Company has no information with respect to the potential outcome of such investigation. In the event that the DGE concludes that one or more of such individuals are not qualified, the CCC and/or the Racing Commission may require any such stockholder to divest his interests and any such director may be asked to resign. Failure of such individuals to comply with such requests could jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos.

 LEGAL PROCEEDINGS

 On or about September 10, 1997, three actions were filed in Delaware Court of Chancery in and for New Castle County (the "Chancery Court"), each of which named the Company as a nominal defendant
(collectively, the "Delaware Actions"). Additionally, on or about February 24, 1998, another action was filed in the United States District
Court for the District of New Jersey, (the "New Jersey
District Court") naming the
Company as a nominal defendant.  These actions are summarized below:

Mariucci et. al. v. DeSantis et. al.

 The first Delaware Action, captioned John Mariucci, Robert J. Quigley, Charles
R. Dees, Jr., James J. Murray, Francis W. Murray, Frank A. Leo, and The Family Investment Trust (Henry Brennan as Trustee)
v. Nunzio P. DeSantis, Michael Abraham,
Anthony Coelho, Kenneth W. Scholl and
Joseph Zappala and International Thoroughbred
Breeders, Inc., C.A. No. 15918NC ("Mariucci"), alleged, among other things, that (i) NPD had breached the terms of the NPD
Acquisition Agreement by failing to fund a line of credit, (ii) as a result of such breach, the resignations of Messrs. Mariucci,
James Murray and Keonemund ("the Old Directors") were ineffective and (iii) Messrs.
DeSantis, Coelho, Abraham, Scholl and Zappala (" the New Directors") were misusing the assets of the Company for their personal benefit. The Mariucci complaint sought an order (a) pursuant to Section 225 of the Delaware General Corporation Law, determining that (1) the New Directors were never validly appointed or elected to the Board and (2) Frank Koenemund, John Mariucci and James Murray, notwithstanding their resignations upon the NPD Acquisition, and the acceptance of those resignations by the Company's Board, continued as directors of the Company (the "Section 225
Claims") and (b) preserving the status quo pending a final adjudication of the Section 225
Claims. On September 18, 1997, the plaintiffs filed an amended complaint. On September 26, 1997, the New Directors and the
Company filed a motion to dismiss, or in the alternative, to strike allegations of the amended complaint (the "Motion to Dismiss"). The Chancery Court granted the Motion to Dismiss by opinion dated October 14, 1997.
The time for appeal of the Chancery Court order has expired and no appeal has been taken by the plaintiffs.


Quigley et. al. v. DeSantis et. al.

 The second Delaware Action, captioned Robert J. Quigley, Frank A. Leo , and The Family Investment Trust (Henry Brennan as Trustee)
v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho,
Kenneth W. Scholl, Joseph Zappala, Joseph A. Corazzi and Las Vegas Entertainment Network, Inc. and International
Thoroughbred Breeders, Inc., C.A.
No. 15919NC ("Quigley"), is a derivative suit brought by two of the Old Directors
(Messrs. Quigley and Leo) and the Family
Investment Trust (collectively, the "Quigley
Plaintiffs") which alleges, among other things, that the New Directors have breached their fiduciary duties to the Company, usurped corporate opportunities belonging to the Company and incorrectly stated minutes of Board meetings to omit material discussions. The Quigley complaint alleges that the New Directors entered into certain agreements on behalf of the Company in violation of the "super-majority" voting provisions of the Company's By-laws and their fiduciary duty to the Company, including but not limited to, the CSFB Loan Agreement, the Tri-Party
Agreement, the Bi-Lateral Agreement, the D&C Gaming option agreement, the DeSantis employment agreement and Coelho consulting agreement. The Quigley complaint seeks (i) a declaratory judgment that (a) certain actions taken by the New Directors are null and void and (b) the "super-majority" provisions of the Company's By-laws remain in full force and effect, (ii) recision of certain actions taken by the Company's
Board and (iii) damages as a result of the allegedly unauthorized and allegedly unlawful conduct of the defendants. On November 7, 1997, the New Directors and the Company filed answers to the Quigley complaint denying all of the material allegations contained in the Quigley complaint.

 On November 18, 1997, the Company filed an amended answer and counterclaim (the "Counterclaim") against Messrs.
Quigley, Leo, Francis Murray and Dees (collectively, the "Counterclaim Defendants"). The Counterclaim alleges that the Counterclaim Defendants have breached their fiduciary duty to the Company by (i) adopting, and subsequently refusing to recognize the repeal of certain "super-majority" By-law provisions in order to aid Brennan in retaining control of the Company's business affairs and jeopardizing the Company's licenses and registrations, (ii) interfering in the Company's hiring of new independent auditors thereby causing the Company to be delinquent in its required filings with the Securities and Exchange Commission ("SEC") and causing the suspension of trading in the Company's stock on the American Stock
Exchange, (iii) using corporate funds for their personal uses and (iv) usurping corporate opportunities properly belonging to the Company. The Counterclaim seeks injunctive relief enjoining the Counterclaim
Defendants from, among other things,
interfering in the Company's day-to-day business operations, the establishment of a
constructive trust over certain assets
of the Counterclaim Defendants, a declaratory judgement that the "super-majority" voting provisions have been repealed and money damages. On December 4, 1997, the Quigley Plaintiffs filed a motion to conduct a
separate expedited trial on the "super-majority" By-law issues, which motion was withdrawn by the Quigley Plaintiffs at a February 10, 1998 scheduling conference.  At
the February scheduling conference, the Chancery Court scheduled this matter for trial
to have commenced on May 20, 1998.  The
Counterclaim Defendants answered the
Counterclaim on January 12, 1998 (the
"Counterclaim Answer") and, in the Counterclaim
Answer, Mr. Murray asserted a wrongful discharge and seeks monetary damages.

Rekulak et. al. v. DeSantis et. al.

 The third Delaware Action, captioned James Rekulak v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Las Vegas Entertainment Network, Inc. and Joseph A. Corazzi and International Thoroughbred Breeders, Inc., C.A. No. 15920 ("Rekulak"), is a derivative suit which in essence repeats the allegations contained in the Quigley complaint and seeks similar relief.
The Rekulak action was consolidated with the Quigley action pursuant to a stipulation and order dated January 13, 1998.

  The trustee of Brennan's Bankruptcy Estate, as well as the SEC, have participated to a limited extent in discovery in the litigation of the Quigley and
Rekulak actions.   The Trustee's and the SEC's involvement is predicated upon overseeing any possible interests of the Bankruptcy Estate and the SEC.

Rekulak v. DeSantis, et al.

 On or about October 8, 1997, James Rekulak filed a complaint in the Chancery Court captioned Rekulak v. DeSantis, et al., Civil Action No. 15978, which purports to
be a complaint under Section 225 of the
Delaware General Corporation Law and contains substantive allegations that are virtually identical to those in the complaint in the
Mariucci action described above.  On
October 8, 1997, the plaintiff in this action sought to have his complaint consolidated with the complaint in the Mariucci action and represented to the Chancery Court that he was willing to be bound by the Court's decision on defendants' Motion to Dismiss the Mariucci action. As set forth above, the Mariucci action was dismissed by the Chancery Court's opinion dated
                              October 14,
1997, and thereafter, this action was dismissed with prejudice by a stipulation and
                     order dated February  9, 1998.

Harris v. DeSantis, et al.

 The most recent action, filed on February 24, 1998 in the New Jersey District Court, captioned Myron Harris, derivatively on behalf of International Thoroughbred
Breeders, Inc., a Delaware corporation v.
Nunzio P. DeSantis, Anthony Coelho, Kenneth
W. Scholl, Michael Abraham, Joseph Zappala,
Frank A. Leo, Robert J. Quigley, Charles
R. Dees, Jr. and Francis W. Murray ("Harris"), C.A. No. 98-CV-517 (JBS), is a derivative suit brought by a stockholder of the Company. The factual allegations and
claims asserted in the Harris complaint are virtually identical to the claims asserted in the Quigley complaint and in the Counterclaim asserted by the Company in the
                            Quigley action.

 The Harris action has been assigned to The Honorable Jerome B. Simandle, United States District Judge. On April 28, 1998, all defendants in the Harris action filed a
Motion for Reassignment, seeking that the Harris case be reassigned to The Honorable
Joseph H. Rodriguez, United States District Judge, as Judge Rodriguez had
                              already been
assigned two related cases involving members of the Board.  See NPD v.
                            Quigley, et al.
and Green v. DeSantis, et al., discussed below.  On May 4, 1998, all defendants filed
a motion to dismiss or in the alternative a motion to stay the Harris action, pending a resolution of the Quigley action. The plaintiff's response will be due thirty days
subsequent to the filing of the motion. On May 4, 1998, the plaintiff filed an amended complaint to, among other things, add another stockholder as an additional plaintiff.

 The litigation in the Quigley, Rekulak and NPD actions is at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe that a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, there can be no assurance as to the outcome of such litigation and the impact
the litigation itself or any resolution
thereof may have on the Company's financial position, results of operations or cash flows. As discussed above, the Quigley, Rekulak and Green actions challenge the authorization and enforceability of certain actions taken and agreements entered into by the Company, including the Credit Suisse
Credit Facility and related documents. In the event plaintiffs prevail in such litigation, such actions and agreements may be subject to modification, termination or
revision, the impact of which on the Company cannot be predicted.

 In November 1997, two separate actions were filed in the New Jersey District Court against various directors of the Company and other affiliated parties. The
Company is not a party to either of these actions, both of which are summarized below:

NPD, Inc. v. Quigley, et. al.

 On November 18, 1997, NPD (the Company's largest stockholder and whose stockholders are Messrs. DeSantis and Coelho), filed a complaint captioned
                               NPD, Inc.
v. Robert J. Quigley, Francis W. Murray,
Frank A. Leo, Charles R. Dees, Jr., John
Mariucci, Frank Koenemund and
James J. Murray, C.A. 97-CV-5657 ("NPD"), in the New
Jersey District Court. The complaint alleges, among other things, that Messrs. Quigley, F. Murray, Leo and Dees, each of whom is currently a director of the Company, and Messrs. Mariucci, Koenemund and James Murray, each of whom is a former director of
the Company, conspired with one another
and Robert E. Brennan ("Brennan") to defraud
NPD by (i) approving and subsequently
concealing from NPD the existence of the "super-majority" voting provision of the Company's By-laws and (ii) purporting to repeal such
provision and subsequently filing suit in an effort to restore such provision, all of
which has had the effect of attempting to deprive NPD of control of the
                              Company and
perpetuating the control of Brennan and his associates. The NPD suit seeks compensatory and punitive damages. On January 8, 1998, the defendants served a motion
to dismiss NPD's complaint.  NPD has not yet responded to that motion.  The
                               Company is
                      not a party to the NPD suit.

Green v. DeSantis, et. al.

 Certain officers, directors and affiliates of the Company are parties to an action filed on November 30, 1997 by Robert William Green ("Green"), a
                             stockholder of
the Company and Chief Executive Officer of
Philadelphia Park, captioned Robert William
Green v. Nunzio DeSantis, Joseph Corazzi,
Anthony Coelho, Las Vegas Entertainment
Network, Inc. and NPD, Inc., C.A. 97-5359(JHR), in the New Jersey District
                              Court.  The
complaint alleges, among other things, that the defendants have usurped certain corporate opportunities at the expense of the Company, have diluted Green's interest in the Company though the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him by NPD (the "Green
                              Option").
Subject to regulatory approval, the
Green Option grants Green the right to purchase approximately 50% of the shares of the Company's Common Stock which are held by NPD.
The Green Option terminated by its terms on January 15, 1998 and Green did not exercise the option by such date.
Green seeks (i) compensatory and punitive damages,
(ii) an order enjoining defendants from transferring, encumbering or alienating the
Company's Common Stock subject to the Green Option, (iii) an order declaring the
issuance of certain shares of Common Stock to be a nullity, and (iv)
                             reformation of
the Green Option to extend the termination date. This action also raises claims substantially similar to those made in the Quigley action. The defendants have not
yet filed a response to the complaint.
The Company is not a party to this action.

 The Company is a defendant in various other lawsuits incident to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits: however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


(11)   FAIR VALUE OF FINANCIAL INSTRUMENTS

 As of June 30, 1997, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, restricted cash and investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their
short-term maturity. Quoted market prices for the same instrument were used for trading securities. Estimated discounted value of future cash flows, has been used to
determine fair value for long term debt. The carrying amounts of long term debt approximate fair value since the
Company's interest rates approximate current interest
                                 rates.

(12)  RETIREMENT PLANS

 The Company maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code covering all its non-union full time employees who have
completed one year of service. The Company's basic contribution under the plan is 4%
of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is
$9,500 factored for inflation annually).
The Company's expense totaled $238,201,
$229,187 and $194,949 for the fiscal years ending June 30, 1997, 1996 and 1995, respectively.

 For collectively bargained, multi-employer pension plans, contributions are made in accordance with negotiated labor contracts and generally are based on the number of
hours worked.  With the passage of the Multi-Employer Pension Plan Amendments
                                 Act of
1980 (the "Act"), the Company may, under certain circumstances become subject to liabilities in excess of contributions made under collective bargaining agreements.
Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. Total contributions charged to expense under all
collectively bargained multi-employer pension plans were $1,106,906,
                             $1,070,549 and
         $840,397, in fiscal 1997, 1996 and 1995, respectively.

 The Company has approximately 72% of its labor force covered by collective bargaining agreements at June 30, 1997; 53% of its labor force is covered by collective bargaining agreements that will expire during fiscal 1998.



(13)  STOCK OPTIONS AND WARRANTS

 (A)     EMPLOYEE AND NON-EMPLOYEE OPTIONS

 In December 1994, the Company's Board of Directors and stockholders adopted and approved the 1994 Employees' Stock Option
Plan ("Plan"). The Plan permits the grant of options to purchase up to 475,000 shares of common stock, at a price per share no
less than 100% of the fair market value of the Common Stock on the date the option is
granted.  The price would be no less than 110% of fair market value in the case of an
incentive stock option granted to any individual who owns more than 10% of the Company's outstanding Common Stock. The Plan provides for the granting of both incentive stock options intended to qualify under section 422 of the Internal Revenue
Code of 1986, and non-qualified stock
options which do not qualify. No option may have a term longer than 10 years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). Options under the
                                Plan are
non-transferable except in the event of
death and are only exercisable by the holder while employed by the Company. Unless the Plan is terminated earlier by the
                                Board of
            Directors, the Plan will terminate in June 2004.

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

 The following table contains information on stock options for options granted from the Plan and options granted outside the Plan for the three year period ended
                             June 30, 1997:

                                    Stock Options

                            Number        Exercise      Weighted
                          Of Shares      Price Range    Average
                                          Per Share      Price

Outstanding at June 30,
1995 and 1994               1,475,000   $5.875 -         $14.10
                                        $24.00

Granted                     1,200,000   $4.00 - $4.875    $ 4.14

Canceled                  (1,400,000)   $4.00 - $24.00    $14.22

Outstanding at June 30, 1996
                            1,275,000   $4.00 - $5.875    $ 4.59

Granted                       875,000   $4.00 - $5.00     $ 4.51

Canceled                    (550,000)   $4.00 - $5.875    $ 4.43

Outstanding at
June 30, 1997               1,600,000   $4.00 - $5.875    $ 4.59


                                            Exercise        Weighted
                                          Price Range       Average
                          Option shares    Per Share         Price

Exercisable at June 30:

1995                        1,475,000    $5.875 - $24.00     $14.10

1996                         875,000     $4.00 - $5.875      $4.86

1997                        1,600,000    $4.00 - $5.875      $4.59

Options available for futuregrant under the Plan at June30:

                                           1994 Plan


1995                                          -0-

1996                                        150,000

1997                                        275,000

The following table summarizes information about stock options outstanding at June 30, 1997:





                                     Ranges                         Total

Range of exercise prices             $4.00 - 4.625 $5.00 - 5.875  $4.00 - 5.875

Outstanding options:


 Number outstanding at June 30, 1997    975,000      625,000       1,600,000


 Weighted average remaining
 contractuallife (years)
                                             8.80        6.25             7.83

 Weighted average exercise price          $4.14      $ 5.28            $4.59



Exercisable options:

   Number outstanding at June 30, 1997     975,000     625,000       1,600,000

   Weighted average exercise price          $4.14       $5.28            $4.59


Weighted Average Fair Value of Options Granted

                                              Weighted        Weighted
                            Number of         Average         Average
During Fiscal Year Ended:      Shares      Exercise Price    Fair Value

June 30, 1995:

  Below Market

  At Market

  Above Market                   1,475,000     $14.10          $3.63


June 30, 1996:

  Below Market                     400,000     $4.00           $4.25

  At Market                        250,000     $4.65           $4.65

  Above Market                     550,000     $4.00           $3.75

                                 1,200,000



June 30, 1997:

  Below Market

  At Market

  Above Market                     875,000     $4.51           $3.59


 Options to purchase an aggregate of 6,000,000 shares of Common Stock have been granted, subject to stockholder approval, to the Company's Chief Executive
                              Officer and
Chairman of the Board and are not reflected in the above tables.  (See Note
                               10).   On
August 21, 1997, the Company granted non-qualified stock options to purchase an aggregate of 300,000 shares of common stock to certain directors.


 During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which has recognition provisions that establish a fair value based method
of accounting for stock-based employee compensation plans and established fair value as
the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard
to these transactions with non-employees was required for all such transactions entered
into after December 15, 1995, and the Company adopted these provisions as required.  The
recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board
Opinion No. 25 "Accounting for Stock Issued to Employers" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-based employee compensation arrangements.
Accordingly, no compensation cost has been recognized.  The Company estimates the fair
value of each option and warrant granted on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.3%, a weighted average expected life of 5 years based on Company expectations, and a weighted average expected volatility of 56.29%. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS
123, the Company's net loss and net loss per share would have been increased to the pro
                     forma amounts indicated below:





                                  Year Ended June 30,

                                  1997              1996
                       _________________________________

Net loss :
   As reported           ($17,387,582)       ($1,069,712)

   Pro forma              (17,614,382)       (1,142,729)

Net loss per
share:                         ($1.48)            ($.10)
   As reported

   Pro forma                   ($1.50)            ($.11)


 (B)                             WARRANTS

 During the fiscal year ended June 30, 1996, the Company issued warrants to purchase 925,000 shares of Common Stock in connection with its financing activities and
the purchase of the El Rancho property.  During the fiscal year ended June 30,
                               1997, the
Company issued warrants to purchase 746,847 shares of Common Stock in connection with
 its financing activities, including the Credit Suisse Credit Facility.


 The fair value of warrants issued during the years ended June 30, 1997, and 1996, was $1,893,451 and $1,930,250, respectively, and has been accounted for as deferred
financing costs and costs associated with the acquisition of the El Rancho property.
The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisiton of the El Rancho property has been capitalized and will be amortized when the facility becomes operational.

 Certain deferred financing costs recorded by the Company in connection with the Foothill and other financing agreements were expensed during the fiscal year ended June
30, 1997.  Total expense recorded by the Company during the fiscal year ended
                                June 30,
      1997 associated with these warrants amounted to $1,287,258.

 Warrants have been granted to acquire Common Stock at various prices - above, below, and at fair market value at the date of grant. The following table contains information on warrants for the three year period ended June 30, 1997:

                                          Warrants

                                             Exercise     Weighted
                              Number       Price Range    Average
                            Of Shares       Per Share      Price
                           __________________________________________

Outstanding at June 30,
1995 and 1994                       -0-

Granted                         925,000    $4.00 - $5.25    $4.76

Outstanding at  June 30, 1996     925,000  $4.00 - $5.25    $4.76

Granted                         746,847    $4.375- $5.00    $4.54

Outstanding at June 30, 1997   1,671,847   $4.00 - $5.25    $4.66

(14)    DIVIDENDS

 The Company is required to pay to the holders of the Company's Series A Preferred
Stock a cash dividend from any net racetrack earnings, as defined, of Garden State
Park. No dividends were required for fiscal years 1997, 1996 and 1995. The Preferred
Stock has liquidation rights of $100 per share plus accrued dividends, if any.

(15)    RELATED PARTY TRANSACTIONS

 In connection with the NPD acquisition, NPD borrowed the sum of $2,900,000 from Casino-Co., from whom the Company purchased the El Rancho property and with whom the
Company has various contractual obligations with respect to the purchase of the El
Rancho property including, but not limited to, a profit participation note and an entertainment management contract. The Casino-Co loan, together with accrued interest, was repaid in July 1997. Mr. DeSantis holds options to acquire 1,500,000 shares of
LVEN's common stock at an exercise price of $1.00 per share.  Mr. DeSantis was also paid
a commitment fee by LVEN of $110,000 in connection with a standby financing commitment he made to LVEN


on October 31, 1996 as replacement  financing for the El Rancho property.
                              This standby
financing commitment was never drawn upon and was terminated in January 1997. Mr.
DeSantis is a 25% owner in Electric Media
Company, Inc., ("EMC"), a Delaware corporation and subsidiary of LVEN, for which investment Mr. DeSantis paid $375,000.

  Mr. DeSantis owned 80% of Nordic Gaming
Corporation, an Ontario corporation which purchased the Fort Erie Racetrack in Fort Erie, Canada on August 27, 1997.
                              The Company
was offered, but rejected, the opportunity to make this investment because of the demands on cash flow. Nordic Gaming borrowed $182,000 from LVEN for a deposit on the
purchase, which was repaid to LVEN at the closing.  LVEN has also provided
                             Nordic Gaming
with a $1.3 million secured line of credit to fund operating losses at the
                               Fort Erie
Racetrack.  On May 15, 1998, Mr. DeSantis sold his Nordic Gaming shares to
                              Erie Gaming
Organization, Inc., an Ontario corporation which holds the other 20% interest in Nordic
Gaming.  In consideration for his shares, Mr. DeSantis received $10.00 and each of
Nordic Gaming, Mr. DeSantis and Erie Gaming  exchanged mutual general releases.  In
connection with the pending litigation, the minority Board members have challenged the
decision to reject the opportunity to  purchase the Fort Erie Racetrack.  (See
                               Note 10).

 Pursuant to the Tri-Party Agreement executed in connection with the Credit Suisse
Credit Facility, the Company issued an aggregate of 2,326,520 shares of Common Stock
(based on a value of $5.00 per share) in exchange for cancellation of the
                             Casino-Co Note
plus accrued interest.  Of such shares, 2,093,868 shares were issued to
                             Casino-Co (the
"Conversion Shares") and 232,652 shares were issued to Credit Suisse in consideration for its consent and for certain advisory services on the transaction. In accordance with the Tri-Party Agreement, the Company has also agreed, subject to, among other things, an independent valuation, receipt of a fairness opinion from an independent investment banking firm and Board and stockholder approval, to complete the Casino-Co
Transaction.  LVEN and Casino-Co granted Mr. DeSantis an irrevocable proxy to vote any
or all of the Conversion Shares until the occurrence of certain events and have agreed
to grant Mr. DeSantis a similar proxy to vote any or all of the shares to be issued to
LVEN in the Casino-Co Transaction. In connection with the pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement.  (See Note 10).

 In connection with the Credit Suisse Credit
Facility, the Company and LVEN entered
into the Bi-Lateral Agreement which set the amount the Company could recoup prior to
Casino-Co receiving consideration under the $160 Million Profit Participation
                                Note at
$35 million.  In addition, the Bi-Lateral Agreement fixed the maximum debt service to be
netted against cash flow from operations of the El Rancho property in computing "adjusted cash flow" under the $160 Million Profit Participation Note at $65 million.
In connection with the pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Bi-Lateral
                       Agreement.  (See Note 10).

 During fiscal 1997, the Company paid approximately
$217,000 to Southwest Jet Group
in connection with the use of a private jet by certain officers and directors of the
Company, including Mr. DeSantis, for Company business.  Southwest Jet Group is a Nevada
corporation, owned by Mr. DeSantis' son, which operates private jets, including one
which was partially financed by Messrs. DeSantis and Corazzi.  Messrs.
                              DeSantis and
Corazzi used private jets operated by Southwest
Jet Group for certain personal matters
for which the Company advanced approximately $160,000, and which LVEN has agreed to
                       reimburse to the Company.


 Retroactive to January 15, 1997, the Company
entered into an employment agreement
with Nunzio P. DeSantis, the Company' Chief Executive Officer, for a ten-year term at an
        initial annual base salary of $450,000.   (See Note 10).

 During fiscal 1997, the Company paid $55,000 in consulting fees and $2,750 for an
auto allowance to Anthony Coelho, the Company's
Chairman, pursuant to an agreement
effective January 15, 1997.  Mr. Coelho's consulting agreement is month to month, under
which he is to be paid $10,000 per month for ongoing consulting services,
                               $2,500 for
each board meeting he attends and a $500 monthly automobile allowance.  (See
                               Note 10).

 Mr. DeSantis and Mr. Joseph Corazzi, President and Chairman of LVEN, are the sole stockholders of D&C. On July 1, 1997, the Company made a payment for an option to
acquire certain leasehold interests relating to two New Mexico racetracks from
                               D&C for a
non-refundable deposit of $600,000 which was to be credited towards the purchase price.
The option agreement has been terminated and D&C has agreed to repay the $600,000 deposit. In the pending litigation, the minority directors have challenged the authorization and enforceability of certain agreements, including the option agreement.
                             (See Note 10).

 Kenneth Scholl, a director of the Company, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN paid Stanford Company $10,000 per month for
consulting services, including Mr. Scholl's services as project manager for the El
Rancho Property.  Effective January 1, 1998, the Company began paying Mr.
                             Scholl $10,000
per month for ongoing consulting services as project manager for the El Rancho
                               Property.
Mr. Scholl is currently the Secretary of Casino-Co and was President and a director of
              Casino-Co from March 1996 to May 19, 1997.

 During fiscal 1997, the Company paid approximately
$15,000 in consulting fees and
reimbursed expenses to Joseph Zappala, a director of the Company.  Subsequent to June
30, 1997, the Company has paid approximately
$10,000 per month to Mr. Zappala for
ongoing consulting services. Mr. Zappala also provided consulting services to EMC during fiscal 1997 pursuant to which he was paid $100,000.

 During fiscal 1997 and 1996, the Company paid
$128,000 and $68,000 respectively,
to Public Strategies, L.L.C., a company owned by Roger A. Bodman, a former director of
the Company, in consideration for ongoing consulting services pursuant to an agreement which expired December, 1997. Public Strategies is continuing to provide consulting services to the Company on a month-to-month as needed basis.

 During fiscal 1997 and 1996, the Company paid approximately $75,300 and $160,000, respectively, for the legal services of Sterns and Weinroth, a law firm partially owned
           by Joel H. Sterns, the Company's former chairman.

 During fiscal 1997 and 1996, the Company paid $35,685 and $35,000, respectively, in consulting fees to Goldman, Beale Associates, a company partially owned by Clifford
               Goldman, a former director of the Company.

 During fiscal 1997, the Company agreed to pay and paid approximately $102,000 to Robert E. Brennan (the Company's former
Chairman and a significant stockholder until January 15, 1997) for reimbursement of Mr. Brennan's legal fees in connection with the
investigation by New Jersey regulatory authorities which oversee the casino and horse
                    racing industries in the state.



 During fiscal 1997, the Company paid LVEN $150,000 under a letter agreement executed in connection with the purchase of the El Rancho property, which provides for a
$25,000 per month fee with respect to maintenance and supervision of the property prior
to and during development.  The Company terminated the letter agreement on
                              December 17,
                                 1997.

 During fiscal 1997 and 1996, the Company paid approximately $118,800 and $37,800, respectively, to Francis W. Murray, a director of the Company, for legal fees and reimbursed expenses and for consulting fees prior to his becoming an employee.

 In August 1997, the Company subleased a portion of its office space in Albuquerque, New Mexico to AutoLend Group, Inc. for $600 per month, which sublease is
terminable on 30 days' notice. Mr. DeSantis is the Chairman, Chief Executive Officer and a principal stockholder of AutoLend and Mr. Coelho is a director. The
                              Company also
reimbursed AutoLend for $150,000 it paid to Communications Associates for investment advisory services in connection with locating a potential financing source for the
Company. Communications Associates is a consulting firm owned by Mr. Corazzi, the President and Chairman of LVEN. Mr.
Corazzi has been using an office at the Company's
Albuquerque office, although no sublease has been executed for such office.

 The Company has contracted, through
Commerce National Insurance Services, formally known as Keystone National Companies,
Inc. ("KNC"), to purchase general liability insurance, excess liability insurance, athletic participants coverage, workers compensation, automobile damage and garagekeepers liability insurance for
                              Garden State
Park, Freehold Raceway and the El Rancho property as well as corporate insurance.  The
premium amounts associated with this insurance coverage are considered normal in the
industry.  George E. Norcross III, a director of the Company from November
                               1995 until
April 1996, was the owner of KNC. The Company paid insurance premiums in the approximate amount of $1,290,000 and $1,140,000 during fiscal 1997 and 1996, respectively, for the above referenced insurance coverages.

 During fiscal 1996, the Company paid
an aggregate $400,000 for a fee in connection with the purchase of the El Rancho property to KNC. The Company also issued ten-year warrants exercisable to purchase 275,000 shares of its Common Stock at an exercise price
of $4.00 per share to George E. Norcross III or his designee in connection with the
                  purchase of the El Rancho property.

 During fiscal 1995 and the first quarter of fiscal 1996, the Company purchased and
sold securities and conducted investment and financial consulting activities, both directly and through its wholly-owned Olde English Management, Inc., ("OEM")
                              subsidiary.
The Company's then Chairman of the Board and Chief Executive Officer, Robert
                              E. Brennan,
directed such activities.  In fiscal 1995, the Company paid $1,250,000 and accrued an
additional $350,000 to Power Forward, Inc. ("PFI"), a corporation wholly-owned by Mr.
Brennan, in reimbursement for $1,611,198 of expenses during the year which Mr. Brennan advised were paid by PFI in support of the Company's and OEM's efforts to produce the
             investment and financial consulting revenues.

 In fiscal 1996, the Company and OEM paid to PFI an aggregate $725,000, which includes accrued expenses of $350,000 from fiscal 1995, reimbursement for
                              $365,500 of
 expenses during fiscal 1996 and $9,500 due to PFI from the prior year.

 For additional information regarding related party transactions see Footnotes 3 and 10 in the Consolidated Financial Statements.

(16)      LOSS FROM RETIREMENT OF DEBT

 During the fourth quarter of fiscal1997, the Company recorded an extraordinary loss of $3,837,625 for the early retirement of debt. The extraordinary losses consist primarily of write-offs of deferred finance costs associated with the retired indebtedness.


(17)   STARSHIP ORION COSTS

 During the fourth quarter of fiscal 1997, the Company determined that the El Rancho property will be developed under the name "CountryLand" using a country western theme. Previously, the property was going to be developed under a "Starship Orion" concept. All costs associated with the Starship Orion concept, amounting to $2,543,968, were expensed. Starship Orion costs, amounting to approximately $2,200,000, were incurred prior to the 1997 fiscal year and classified as a portion of construction in
              progress on the June 30, 1996 balance sheet.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 6, 1997, the Company informed the accounting firm of Moore Stephens, P.C. ("Moore Stephens") that the Company would not retain it to audit the Company's financial statements for Fiscal 1997. Moore Stephens had been the Company's principal accountants since the fiscal year ended June 30, 1981. The report of Moore Stephens on the consolidated financial statements of the Company for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company has had no disagreements with its former principal accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former principal accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report relating to the audits for Fiscals 1995 and 1996 or during the period from July 1, 1996 to August 6, 1997.

     The Company's decision not to continue to retain Moore Stephens was not based on the expectation that any disagreement would arise in connection with the audit of its financial statements for Fiscal 1997. The decision not to retain Moore Stephens was made by the Executive Committee of the Company's Board pursuant to the authority granted to the Executive Committee, upon the recommendation of the Audit Committee, in connection with the change in management of the Company and the belief that a larger, nationwide firm will be more able to service the Company in the future. Moore Stephens has expressed a disagreement as to the grounds for its termination, although the Company considers the characterizations of its former auditor with respect to its termination unfounded. Moore Stephens had not commenced its review of the fourth quarter in connection with an audit for Fiscal 1997 prior to its termination and, as a result, was not consulted by the Board or any committee thereof concerning matters in connection with the year-end audit. The Company has provided its new auditor all information concerning any matters in connection with its audit.

     On October 14, 1997, the Company engaged the accounting firm of BDO Seidman, LLP as its principal accountants for Fiscal 1997.



                               PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The directors of the Company are:

Name                  Age       Director SincePosition

Anthony Coelho        55        January 1997  Chairman of the
                                              Board and Director

Nunzio P. DeSantis    47        January 1997  Chief Executive
                                              Officer, President
and Director
                      Michael   48            January 1997
                      C.
                      Abraham
Director              Michael   48            January 1997

Charles R. Dees, Jr.  58        April 1988    Director

Frank A. Leo          54        November 1996 Director

Francis W. Murray     56        May 1996      Director

Robert J. Quigley     69        October 1980  Director

Kenneth S. Scholl     60        January 1997  Director

Joseph Zappala        64        January 1997  Director



     Set forth below is certain biographical information with respect to each director set forth above, including his principal occupation and employment during the past five years.

     Anthony Coelho.   Mr. Coelho served as a consultant to Tele-
Communications, Inc. From October 1995 to September 1997, he served as Chairman and Chief Executive Officer of ETC w/tci, Inc., an education and training technology company. Mr. Coelho served as Chairman and Chief Executive Officer of Coelho Associates, L.L.C., an investment advisory firm, from July 1995 to July 1997. From 1989 to June 1995, Mr. Coelho was a Managing Director of the New York investment banking firm Wertheim Schroder & Company, and from 1990 to 1995 he also served as President and Chief Executive Officer of Wertheim Schroder Investment Services. Mr. Coelho served as a Director of Circus Circus Enterprises, Inc. until February 1997. He is a director of NPD, Inc., AutoLend Group, Inc. ("AutoLend"), ICF Kaiser International, Inc., Cyberonics, Inc., Service Corporation International and TEI, Inc. In addition, Mr. Coelho is a member of Fleishman-Hillard, Inc.'s international advisory board. Since his appointment by President Clinton in 1994, Mr. Coelho has also served as Chairman of the President's Committee on Employment of People with Disabilities. Mr. Coelho is a former U.S. Representative from California and Majority Whip of the U.S. House of Representatives. Mr. Coelho is a member of the Executive Committee and the Compensation and Stock Options Committee and has served on such committees since February 12, 1997.

     Nunzio P. DeSantis.   Mr. DeSantis is the Chairman of the Board and
Chief Executive Officer of NPD. Mr. DeSantis also is Chairman of the Board and Chief Executive Officer of AutoLend, positions he has held since September 1996. On November 1, 1996, an involuntary petition in bankruptcy was filed against AutoLend which was dismissed effective April 7, 1997. On September 22, 1997, AutoLend filed a petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code (Reorganization). Prior to September 1995 and for more than five years, Mr. DeSantis was Chairman of the Board and Chief Executive Officer of Diagnostek, Inc., a New York Stock Exchange pharmacy benefit management company which was sold to Value Health, Inc. in July 1995. Mr. DeSantis has been a member of the Executive Committee since February 12, 1997.

     Michael C. Abraham. Mr. Abraham is currently a developer of real estate projects in the southwest, including housing, shopping malls and time share developments. Mr. Abraham was the former developer and owner of Midnight Rodeo California, one of the nation's largest nightclub and entertainment centers. He has also developed and currently owns oil and gas leases throughout Texas and Colorado. Mr. Abraham is the founder and President of Enchanted Farm, New Mexico's largest privately-owned quarter horse breeding facility. Mr. Abraham is a former director of the New Mexico Horse Breeders
Association.   Mr. Abraham has been a member of the Audit Committee since
February 12, 1997.

     Dr. Charles R. Dees, Jr. Dr. Dees is currently Vice President of Institutional Advancement at Fairleigh Dickinson University. Prior to Fairleigh Dickinson University, Dr. Dees served as Vice Chancellor for University Affairs at Seton Hall University in South Orange, New Jersey. Dr. Dees has been a member of the Audit Committee since January 19, 1998 and has previously served as a member of the Executive Committee from July 9, 1996 to February 12, 1997 and as a member of the Compensation and Stock Options Committee from July 9, 1996 to December 20, 1996.

     Frank A. Leo. Mr. Leo is currently retired. Mr. Leo served as the Chairman of the Board and acting Chief Executive Officer of the Company from November 1996 until January 15, 1997. From January 1976 until August 1995 when he retired, Mr. Leo was the founder and a partner in Melior Graphics, Inc. (subsequently MGI Industries, Inc.), a promotional direct mail service company. Mr. Leo has been a member of the Executive Committee since January 19, 1998 and also served on such Committee from December 20, 1996 to February 12, 1997. Mr. Leo has previously served as a member of the Audit Committee from February 12, 1997 to January 19, 1998.

     Francis W. Murray. From time to time from November 1995 until May 1997, Mr. Murray served as President of the Company's subsidiaries International Thoroughbred Gaming Development Corporation ("ITG") and Orion Casino Corporation. From November 1993 through June 1995, Mr. Murray served as a General Partner of Healthcare Properties, a partnership operating nursing homes in New Jersey and as a consultant to ITG. From December 1992 through November 1993, Mr. Murray was the President of the St. Louis NFL Partnership, which attempted unsuccessfully to obtain an expansion NFL franchise for St. Louis. Mr. Murray has been a member of the Executive Committee and the Compensation and Stock Options Committee since January 19, 1998. Mr. Murray has previously served on the Executive Committee from February 21, 1996 to July 9, 1996 and from December 20, 1996 to February 12, 1997.

     Robert J. Quigley. From February 1996 until October 15, 1997, Mr. Quigley served as President of the Company. Mr. Quigley also served as President of the Company from 1988 until July 1992. Between November 1995 and May 1996, Mr. Quigley served as Chairman of the Board and acting Chief Executive Officer of the Company. From July 1992 until November 1995, Mr. Quigley was President and Chief Operating Officer of Retama Park Association, Inc., a racetrack facility in San Antonio, Texas. Mr. Quigley has previously served as a member of the Executive Committee from July 9, 1996 to December 20, 1996.

     Kenneth S. Scholl. Since 1984, Mr. Scholl has been the President of Stanford Company, a hotel, restaurant and gaming management and consulting company, through which he has provided consulting and other services to various companies. From November 1992 until February 1993, Mr. Scholl was an independent contractor with Minami Development, Inc. in connection with the closing of the Dunes Hotel Casino in Las Vegas, Nevada. From July 1990 until June 1992, Mr. Scholl was the President and a management consultant for the Peabody Hotel Group, Memphis, Tennessee. Mr. Scholl previously held a Nevada State Gaming License and is a licensed Nevada real estate broker. Mr. Scholl is the property manager at the El Rancho Property. Mr. Scholl has been a member of the Compensation and Stock Options Committee since January 19, 1998. Mr. Scholl has previously served as a member of the Executive Committee from February 12, 1997 to January 19, 1998.

     Joseph Zappala. Mr. Zappala has served as Chairman of the Board of CarePlus, LLC since its inception in 1996. For the past 30 years, he has been the Chairman and President of Joseph Zappala Investments, an investment and land development company located in Boca Raton, Florida. Mr. Zappala is a part owner and director of Associated Industrial Supply Company headquartered in Columbia, South Carolina and serves as a director of Miami Subs Corp. From February 1989 until February 1992, Mr. Zappala served as U.S. Ambassador to Spain. Mr. Zappala owns an interest in and is an officer of Tucson Greyhound Park and holds an Arizona Gaming License. Mr. Zappala has been a member of the Executive Committee since January 19, 1998 and a member of the Audit Committee and the Compensation and Stock Options Committee since February 12, 1997.

COMMITTEES OF THE BOARD

     Executive Committee. The Executive Committee is authorized to exercise all of the authority of the Board in the management of the Company's business affairs between Board meetings except as otherwise provided by the Company's By-laws or applicable corporate law. Messrs. Coelho, DeSantis, Leo, Murray and Zappala are the current members of the Executive Committee.

     Audit Committee. The Audit Committee provides general financial oversight. The committee periodically meets and confers with the Company's independent auditors concerning the Company's accounting systems and the maintenance of its books and records, reviews the scope of the audit of the Company's financial statements, and the results thereof, and performs other services. Messrs. Zappala, Abraham and Dees are the current members of the Audit Committee.

     Compensation and Stock Options Committee. The Compensation and Stock Options Committee establishes director and executive compensation levels and is responsible for the administration of the employee stock option plan. Messrs. Coelho, Murray, Scholl and Zappala are the current members of the Compensation and Stock Options Committee.

     The following is a summary of the composition of these committees during Fiscal 1997:


                                                        COMPENSATION AND
EFFECTIVE DATE  EXECUTIVE           AUDIT COMMITTEE     STOCK OPTIONS
                COMMITTEE                               COMMITTEE

July 1, 1996    Francis W. Murray   Roger A. Bodman(1)  Charles R. Dees,Jr.
                Robert J. Quigley   Charles R. Dees, Jr.

July 9, 1996    Charles R. Dees,Jr. Roger A. Bodman     Charles R. Dees,Jr.
                Clifford Goldman(1) Clifford Goldman(1) Robert Peloquin(1)                      Robert Peloquin(1)
                Robert J. Quigley
                Joel H. Sterns(1)
                Arthur Winkler(2)

December 20, 1996Charles R. Dees,Jr.Frank Koenemund(3)   Charles R. Dees,Jr.
                Frank A. Leo        James Murray(3)      John Mariucci(3)
                Francis W. Murray

February 12, 1997Anthony Coelho     Michael Abraham      Anthony Coelho
                Nunzio P. DeSantis  Frank A. Leo         Joseph Zappala
                Keneth S. Scholl    Joseph Zappala

January 19, 1998Anthony Coelho      Michael Abraham      Anthony Coelho
                Nunzio P.DeSantis   Charles R. Dees,Jr.  Francis W. Murray
                Frank A. Leo        Joseph Zappala       Kenneth S.Scholl
                Francis W. Murray                        Joseph Zappala
                Joseph Zappala

(1) Removed on November 4, 1996
(2) Resigned on February 1, 1997
(3) Resigned on January 15, 1997



EXECUTIVE AND OTHER KEY OFFICERS

    The executive and other key officers of the Company, in addition to Messrs. Coelho and DeSantis, are:

Name                     Age            Position


William H. Warner        53             Treasurer

Richard E. Orbann        45             Vice President - Racing
                                        Operations

Edward Ryan              56             General Manager - Freehold
Raceway                                 General Manager - Freehold
Christopher C. Castens   46             Secretary and General Counsel


    Set forth below is certain biographical information with respect to each such executive and other key officer:

    William H. Warner. Mr. Warner is a certified public accountant and has been employed by the Company since September 1983. Mr. Warner has served as Treasurer of the Company since December 1983. Prior to joining the Company, Mr. Warner was employed in public accounting for 11 years.

    Richard E. Orbann. Mr. Orbann has been the Vice President - Racing Operations at the Company since October 1997. In such capacity, he oversees all racing matters at the Company. From 1992 until October 1997, Mr. Orbann served as General Manager of Garden State Park and continues in this role in addition to his other duties with the Company. Prior to 1992, Mr. Orbann served as Assistant General Manager at Garden State Park.

    Edward Ryan. Mr. Ryan has served as Vice President and General Manager of Freehold Raceway since 1990. Mr. Ryan has been an employee of Freehold Raceway since 1965. From 1988 to 1989, he served as Assistant General Manager and from 1977 to 1987, he served as General Superintendent of Freehold Raceway.

    Christopher C. Castens. Mr. Castens has been General Counsel to the Company since December 1986. Prior to joining the Company, Mr. Castens served as in-house counsel and assistant to the Executive Vice President of Harness Tracks of America.


ITEM 11 - EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation paid or accrued by the Company during the years ended June 30, 1997, 1996 and 1995 to (i) all individuals serving as the Company's Chief Executive Officer (or acting in similar capacity) during Fiscal 1997, (ii) the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who were serving in such capacity at the end of Fiscal 1997 and (iii) one executive officer of the Company who resigned prior to the end of Fiscal 1997.


                      SUMMARY COMPENSATION TABLE

                                              Long-Term
               AnnualCompensation             Compensation
                                              Securities
                                              Underlying
                                              Options
Name and                           Other                       All
Principal                          Annual                      Other
Position       Year    Salary     Compensation                 Compensation




Nunzio P.
DeSantis (1)   1997    $204,231    $39,000(2)  5,000,000(3)     $-0-
Chief ExecutiveOfficer of the
Company

Frank A. Leo (4)
Former Acting 1997       40,000       -0-        200,000         -0-
Chief ExecutiveOfficer of the
Company

Joel H. Sterns 1997    110,533        -0-          -0-         162,000
(5)            1996     65,654        -0-        200,000         -0-
Former Chairmanand Chief
Executive
Officer of the
Company

Robert J.      1997    210,000        -0-          -0-           10,971(7)
Quigley (6)    1996     71,923        -0-        100,000          1,969
Former Presidentand
Acting ChiefExecutive
Officer of the
Company

Arthur Winkler 1997    119,231       -0-           -0-           154,868(9)
(8)            1996    166,539       -0-           50,000         11,767
Former Executive
Vice President 1995    163,007       -0-           275,000        12,121

William H.     1997    120,000       -0-             -0-           9,360(10)
Warner         1996    111,300       -0-             -0-           8,411
Chief Financial
Officer        1995     96,827       -0-            75,000         7,956
of the Company

Richard E.     1997    124,723       -0-          -0-              9,494(12)
Orbann (11)    1996    118,500       -0-          -0-              8,454
Vice           1995     96,827       -0-          -0-              7,936
President -
Racing
Operations

Edward Ryan    1997    123,508       -0-            50,000        12,278((13)
General        1996    112,654       -0-            -0-           10,520
Manager -      1995     52,494       -0-            -0-            4,153
Freehold Raceway



(1) Mr. DeSantis became Chief Executive Officer of the Company on January 15, 1997 following the NPD Acquisition.

(2) Consists of $5,000 per month nonaccountable expense allowance and $1,500 per month automobile allowance pursuant to an employment agreement effective January 15, 1997. See
    "Employment Agreements" below.

(3) Subject to stockholder approval at the Company's next annual meeting, Mr. DeSantis was granted options to purchase 5,000,000 shares at an exercise price of $4.00 per share. If approved by stockholders, options to purchase 1,000,000 shares will vest immediately and options to purchase 500,000 shares will vest on January 15, 1999 and on each anniversary thereof until January 15, 2007.  See "Legal Proceedings."

(4) Mr. Leo served as Chairman and as acting Chief Executive Officer from November 4, 1996 until January 15, 1997.  Mr. Leo remains a director of the Company.

(5) Fiscal 1997 amounts consist of $110,553 paid as consulting fees and $162,000 paid as severance payments. Mr. Sterns was terminated as Chairman on November 4, 1997. Mr.
    Sterns also served as acting Chief Executive Officer from June 1996 until November 4,
    1996. For a description of the terms of Mr. Sterns termination settlement, see
    "Developments During the Last Fiscal Year."

(6) Mr. Quigley served as acting Chief Executive Officer until May 14, 1996 and as President until October 15, 1997. Mr. Quigley remains a director of the Company. For a description of the terms of Mr. Quigley's termination agreement, see "Developments During the Last
    Fiscal Year."


(7) Fiscal 1997 amounts include $1,233 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Quigley and
    $9,738 contributed by the Company under the Company's 401(k) plan.

(8) Mr. Winkler resigned as a director of the Company, President of the Company's subsidiaries and Executive Vice President of the Company on February 1, 1997.
Upon his resignation,
    Mr. Winkler forfeited options to purchase up to 125,000 shares of Common Stock. Mr.
    Winkler retains options to purchase up to 200,000 shares of Common Stock.

(9) Fiscal 1997 amounts include $130,000 paid as severance payments, accrued vacation of
    $15,385, $1,800 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Winkler and $7,683 contributed by the
    Company under the Company's 401(k) plan.

(10) Fiscal 1997 amounts include $2,160 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner and
          $7,200 contributed by the Company under the Company's 401(k) plan.

(11) Mr. Orbann became Vice President-Racing Operations on October 16, 1997. From 1992 to
          October 16, 1997, Mr. Orbann served as
          General Manager-Garden State Park.

(12) Fiscal 1997 amounts include $2,160 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Orbann and
          $7,334 contributed by the Company under the Company's 401(k) plan.

(13) Fiscal 1997 amounts include $4,960 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Ryan and $7,318 contributed by the Company under the Company's 401(k) plan.



STOCK OPTIONS

    The following table indicates options granted during the fiscal year ended June 30, 1997 to each person named in the Summary Compensation Table:

                  OPTION GRANTS IN LAST FISCAL YEAR

                                    Individual Grants

                          % of
                          Total
                          Options                       Potential Realizable
              Number of   Granted                       Value At Assumed
              Securities  to                            Annual Rates of
              Underlying  Employees                     Stock Price
                          In Fiscal                     Appreciation for
                          Year    Exercise              Option
              Options              Price    Expiration  Term
Name          Granted(#)           ($/Sh)   Date

                                                         5%(1)       10%(1)

Nunzio P.     5,000,000(2)86%      $4.00     1/15/2007 $16,650,000$38,350,000
DeSantis

Frank A. Leo    200,000    3%      $4.00    12/20/2006 $   668,000$ 1,534,000

Joel H. Sterns      --     --         --         --           --         --

Robert J.           --     --         --         --           --         --
Quigley

Arthur Winkler      --     --         --         --           --         --

William H.          --     --         --         --           --         --
Warner

Richard E.          --     --         --         --           --         --
Orbann

Edward Ryan      50,000    1%      $5.00    1/15/2002  $    37,500$   113,000

(1) Calculated based on the market price of the Company's Common Stock of $4.50 per share on June 30,
          1997 minus the aggregate exercise price of such options. The options will have greater, lesser or no value to the extent that the market price of the Company's Common Stock appreciates or declines from the grant date to the exercise date.
(2) These options were granted subject to stockholder approval at the Company's next annual meeting of stockholders.  See "Legal Proceedings."
     The following table indicates the outstanding stock options held at June 30, 1997 by each person named in the Summary Compensation Table. No options were exercised during Fiscal 1997 by any of the named executive employees.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                         Number of Securities
                         Underlying Unexercised
                         Options                  Value of Unexercised
                          At Fiscal Year End      In-the-Money
                                                  Options at
Name                     Exercisable/Unexercisabl Fiscal Year End (1)
                         e                        Exercisable/Unexercisable


Nunzio P. DeSantis       -0-/5,000,000(2)         -0-/$2,500,000

Frank A. Leo
                         200,000/-0-              $100,000/-0-



Joel H. Sterns           200,000/-0-              100,000/-0-



Robert J. Quigley        100,000/-0-              12,500/-0-



Arthur Winkler           200,000/-0-              100,000/-0-



William H. Warner        75,000/-0-               -0-/-0-


Richard E. Orbann        75,000/-0-               -0-/-0-



Edward Ryan              50,000/-0-               -0-/-0-


____________________

(1) Based on the market price of the Company's Common Stock of $4.50 per share on June 30, 1997 minus the aggregate exercise price of such options.

(2) Such options were granted to Mr. DeSantis subject to stockholder approval at next annual meeting of stockholders. See "Legal Proceedings."

COMPENSATION OF DIRECTORS

      Prior to June 17, 1997, the Company's policy on compensation paid to members of its Board was as follows: (i) inside directors (i.e., executive officers or employees) received no compensation; (ii) outside directors received $1,000 per month, plus $1,000 for each Board of Directors meeting and $500 for each committee meeting in which they participated; and (iii) all directors (regardless of whether they were inside or outside directors) received options to acquire 100,000 shares of Common Stock which were immediately exercisable.

      Commencing on June 17, 1997, the above policy was replaced with a new policy pursuant to which the only compensation paid to outside directors was $1,000 for each regular or special meeting of the Board in which each outside director participated either in person or by telephone, if participation by telephone is approved by the Chairman. Under the terms of his consulting agreement with the Company, Mr. Coelho receives $2,500 per Board meeting in which he participates.




EMPLOYMENT AGREEMENTS

      Nunzio DeSantis - Chief Executive Officer and President.  Retroactive
to January 15, 1997 (the "Effective Date"), Mr. DeSantis and the Company entered into a ten-year employment agreement pursuant to which Mr. DeSantis serves as the Company's Chief Executive Officer at an initial annual base salary of $450,000. Beginning January 1, 1998, the agreement provides for annual increases equal to any increase in the consumer price index for the Albuquerque, New Mexico area for the preceding calendar year. Mr. DeSantis is also entitled to receive a performance bonus each year equal to the amount, if any, by which the net income of the Company (before deduction of federal and state income taxes) exceeds $2 million. The maximum amount of such performance bonus for any fiscal year is limited to the amount of Mr.
DeSantis' base salary for such year.   Subject to stockholder approval at the
Company's next annual meeting, Mr. DeSantis was granted options to purchase up to 5,000,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. If approved by the Company's stockholders, options exercisable for 1,000,000 shares of Common Stock will be exercisable immediately and the remaining options become exercisable in eight equal annual installments commencing on January 15, 1999. If Mr. DeSantis is discharged without cause or resigns for good reason, all options vest immediately and Mr. DeSantis is entitled to receive an amount equal to his then base salary for the remaining term of the agreement or eighteen months, whichever is greater. Upon a change of control (as defined in the agreement) and Mr. DeSantis' resignation in connection therewith, all options vest immediately and Mr. DeSantis is entitled to receive an amount equal to his then base salary for the remaining term of the agreement or three years, whichever is lesser. In the event of the death of Mr. DeSantis, his estate will receive a lump sum payment of $1 million. Mr. DeSantis also receives a monthly automobile expense allowance and a non-accountable expense account in an aggregate amount of $6,500. In connection with the performance of his duties during the term of his contract, the Company has made available to him, at its expense, the use of a private airplane. For a period of two years following the termination of the agreement or while he is receiving severance payments from the Company, Mr. DeSantis is bound by the terms of a non-competition clause. See "Summary Compensation." In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. Desantis' employment agreement. See Legal Proceedings."

      William H. Warner - Treasurer. The Company and Mr. Warner are parties to an employment agreement pursuant to which Mr. Warner serves as the Company's treasurer at an annual salary of $120,000 per annum. Unless renewed by the Company, this agreement expires on December 31, 1998. In addition to other customary and usual terms, Mr. Warner's agreement provides that the Company may terminate his contract without cause by paying him an amount equal to the greater of six months salary or his salary for the remaining contract term.

      Richard E. Orbann - Vice President-Track Operations. The Company and Mr. Orbann entered into an amended and restated employment agreement pursuant to which Mr. Orbann is employed as the Vice President - Track Operations at an annual base salary of $160,000. Unless earlier terminated, the term of the agreement extends until December 31, 2001 and is automatically renewable by the Company for additional two-year terms, unless terminated by either party on six months notice before the end of the then current term. In the event that the agreement is not renewed at the end of the initial or any renewal term, Mr. Orbann would be entitled to a lump sum payment equal to his base salary for six months and certain other benefits. The agreement also provides that the Company may terminate his agreement without cause by paying him an amount equal to the greater of six months salary or his salary for the remaining contract term. In addition, in the event of a change of control (as defined in the agreement), Mr. Orbann would be entitled to a lump sum payment equal to his base salary for the balance of the term of the agreement.

      Edward Ryan - General Manager-Freehold Raceway. The Company and Mr. Ryan are parties to an employment contract pursuant to which Mr. Ryan serves as the general manager of Freehold Raceway at an annual salary of $120,000. Unless renewed by the Company, this agreement expires on December 31, 1998. In addition to other customary and usual terms, Mr. Ryan's agreement provides that the Company may terminate his contract without cause by paying him an amount equal to the greater of six months salary or his salary for the remaining contract term.

TERMINATION AND SEVERANCE AGREEMENTS

      Robert J. Quigley - Former President.   Mr. Quigley's employment
contract with the Company terminated upon his termination as President of the Company on October 15, 1997. Under the terms of such employment contract, the Company is obligated to pay Mr. Quigley an amount equal to the greater of six months salary or his salary for the remaining contract term. Pursuant to such agreement, the Company expects to pay an aggregate amount of $300,000, including benefits.

      Joel H. Sterns - Former Chairman and Chief Executive Officer. On January 15, 1997, the Company entered into a settlement agreement with Mr. Sterns with respect to the termination of his employment agreement. Under the terms of the settlement agreement, the Company has paid Mr. Sterns an aggregate of $252,000 in full and final settlement of all salary, reimbursable expenses and termination payments to which he might otherwise be entitled.
Mr. Sterns retained his ten-year options to purchase up to 200,000 shares of Common Stock at an exercise price of $4.00 per share.

      Arthur Winkler - Former Executive Vice President.  On January 31,
1997, the Company entered into a termination settlement agreement with Mr. Winkler with respect to the termination of his employment agreement. The Company agreed to pay Mr. Winkler $200,000 over a twenty month period. Of such amount, $100,000 was paid on February 1, 1997 and $5,000 will be paid monthly until September 1, 1998. In addition, Mr. Winkler forfeited options to purchase up to 125,000 shares of Common Stock at an exercise price of $5.87 per share, but retained options to purchase up to 200,000 shares of Common Stock at an exercise price of $4.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The compensation of the Company's executive officers is determined by the Company's Compensation and Stock Options Committee, which consists of Messrs. Coelho, Murray, Scholl and Zappala. No officer or employee of the Company participated in deliberations of the Compensation and Stock Options Committee.

      During Fiscal 1997, the Company paid $55,000 in consulting fees and $2,750 for an auto allowance to Anthony Coelho, the Company's Chairman, pursuant to an agreement effective January 15, 1997. Mr. Coelho's consulting agreement is month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each Board meeting he attends and a $500 monthly automobile allowance. In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. See "Legal Proceedings."

      During Fiscal 1997, the Company paid approximately $15,000 in consulting fees and reimbursed expenses to Joseph Zappala, a director of the Company. Currently, the Company pays Mr. Zappala approximately $10,000 per month in which he provides consulting services. Mr. Zappala also provided consulting services to Electric Media Company, Inc., a subsidiary of LVEN, during Fiscal 1997 pursuant to which he was paid $100,000.

      Kenneth Scholl, a director of the Company, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN paid Stanford Company $10,000 per month for consulting services, including Mr. Scholl's services as project manager for the El Rancho Property. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. Mr. Scholl is currently the Secretary of Casino-Co and was President and a director of Casino-Co from March 1996 to May 19, 1997.

      During Fiscals 1997 and 1996, the Company paid approximately $118,800 and $37,800, respectively, to Francis W. Murray, a director of the Company, for legal and reimbursed expenses and for consulting fees prior to his becoming an employee.

      The Company subleased a portion of its office space in Albuquerque, New Mexico to AutoLend for $600 per month, which sublease is terminable on 30 days' notice. See "Developments During the Last Fiscal Year." Mr DeSantis is the Chairman, Chief Executive Officer and a principal stockholder of AutoLend and Mr. Coelho is a director. The Company also reimbursed AutoLend for $150,000 it paid to Communications Associates for investment advisory services in connection with locating a potential financing source for the Company. Communications Associates is a consulting firm owned by Mr. Corazzi.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of May 15, 1998, the number of shares of the Company's Common Stock owned beneficially by (i) each beneficial owner of more than 5% of such Common Stock, (ii) each executive officer and director of the Company and (iii) all executive officers and directors of the Company as a group (calculated in accordance with Rule 13d-3 under the Exchange Act). In the case of persons other than executive officers and directors of the Company, such information is based solely on a review of Schedules 13D and 13G filed with the SEC. Except as otherwise noted below, each person or entity has sole voting and dispositive power with respect to the shares of Common Stock listed below. As of May 15, 1998, the Company had 13,978,095 shares of Common Stock issued and outstanding. In addition to the Common Stock, the Company has 362,470 shares of Series A Preferred Stock issued and outstanding. Series A Preferred Stock is not convertible into Common Stock and has no voting rights.


NAME AND ADDRESS OF          AMOUNT AND NATURE              PERCENTOF
5% BENEFICIAL OWNER        OF
                             BENEFICIAL         CLASS
                           OWNERSHIP(1)


Nunzio P. DeSantis               4,997,884(2)   35.8%

Anthony Coelho                2,904,016(3)      20.8%

Casino-Co. Corporation        2,093,868(4)      15.0%
1801 Century Park East
Los Angeles, CA  90067

NPD, Inc.                  2,904,016            20.8%
600 Central Ave. SW
Albuquerque, NM 87102

The Family Investment         1,090,731(5)      7.8%
Trust
(Henry Brennan, Trustee)
340 North Avenue
Cranford, NJ  07016
                              2,419,509(6)       14.9%
Credit Suisse First
Boston Mortgage Capital
LLC
Eleven Madison Avenue
New York, NY 10010

Michael C. Abraham            105,000(7)        *
Charles R. Dees, Jr.          100,000(8)        *
Frank A. Leo                  732,201(9)        5.2%
Francis W. Murray             300,000(8)        2.1%
Robert J. Quigley             105,830(7)        *
Kenneth S. Scholl             101,000(7)        *
Joseph Zappala                100,000(8)        *

All Executive Officers        6,741,915         44.5%
and Directors as a Group
(12
persons)(1)(2)(3)(7)(8)(
9)(10)


The above persons have sole voting and investment power, unless otherwise indicated below.

*     Less than 1%.

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options held by such stockholder that are or will become exercisable within sixty days of May 15, 1998.

(2) Includes 2,904,016 shares owned of record by NPD, as to which Mr. DeSantis may be deemed to be the beneficial owner and 2,093,868 shares owned of record by Casino-Co as to which
      Mr. DeSantis holds a proxy to vote all or a portion of the shares until the occurrence of certain events. Does not include 5,000,000 shares of Common Stock issuable upon exercise of options granted subject to stockholder approval at the next annual meeting, of which options issuable with respect to 1,000,000 shares would be immediately exercisable. See "Developments During the Last Fiscal Year" and "Legal Proceedings."

(3) Consists of 2,904,016 shares owned of record by NPD, as to which Mr. Coelho may be deemed to be the beneficial owner. Does not include 1,000,000 shares of Common Stock issuable upon exercise of options granted subject to stockholder approval at the next annual meeting, of which options issuable with respect to 200,000 shares would be immediately exercisable.  See "Legal Proceedings."

(4) Such shares are subject to a proxy granted to Mr. DeSantis to vote all or a portion of the shares until the occurrence of certain events. See "Developments During the Last
      Fiscal Year" and "Legal Proceedings."

(5) Henry Brennan is the brother of Robert E. Brennan, whose adult sons are the beneficiaries of the trust.

(6) Includes 1,044,000 shares of Common Stock issuable upon exercise of warrants and
      1,142,857 shares of Common Stock issuable upon conversion of the CSFB Note. See
      "Developments During the Last Fiscal Year" and "Legal Proceedings."

(7) Includes 100,000 shares of Common Stock issuable upon exercise of options.

(8)   Consists of shares of Common Stock issuable upon exercise of options.

(9)   Includes 200,000 shares of Common Stock issuable upon exercise of options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In connection with the NPD Acquisition, NPD borrowed the sum of $2,900,000 from Casino-Co. Casino-Co is a wholly-owned subsidiary of LVEN, from whom the Company purchased the El Rancho Property and with whom the Company has various contractual obligations with respect to the purchase of the El Rancho Property including, but not limited to, a profit participation note and an entertainment management contract. See "Casino Development Operations-El Rancho Property" and "Developments During the Last Fiscal Year." The Casino-Co loan, together with accrued interest, was repaid in July 1997. Mr. DeSantis holds options to acquire 1,500,000 shares of LVEN's common stock at an exercise price of $1.00 per share. Mr. DeSantis was also paid a commitment fee by LVEN of $110,000 in connection with a standby financing commitment he made to LVEN on October 31, 1996 as replacement financing for the El Rancho Property. This standby financing commitment was never drawn upon and was terminated in January 1997. Mr. DeSantis is a 25% owner in Electric Media Company, Inc. ("EMC"), a Delaware corporation and subsidiary of LVEN, for which investment Mr. DeSantis paid $375,000.

   On January 15, 1997, Mr. DeSantis provided the Company with an unsecured $5 million revolving line of credit. The line of credit has not been drawn upon and it is unlikely that it will be utilized in the future. This is a subject of the pending litigation. See "Legal Proceedings."

   Mr. DeSantis and Mr. Joseph Corazzi, President and Chairman of LVEN, each own one-half of the stock of D&C Gaming Corporation ("D&C"), a Delaware corporation. On July 1, 1997, the Company paid for an option to acquire certain leasehold interests relating to two New Mexico racetracks for a non-refundable deposit of $600,000 which was to be credited towards the purchase price. The option agreement has been terminated and D&C has agreed to repay the $600,000 deposit to ITB. In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the option agreement. See "Legal Proceedings."

   Pursuant to the Tri-Party Agreement executed in connection with the CSFB Credit Facility, the Company issued an aggregate of 2,326,520 shares of Common Stock (based on a value of $5.00 per share) in exchange for cancellation of the Casino-Co Note plus accrued interest. Of such shares, 2,093,868 shares were issued to Casino-Co (the "Conversion Shares") and 232,652 shares were issued to CSFB in consideration for its consent and for certain advisory services in connection with the transaction. In accordance with the Tri-Party Agreement, the Company has also agreed, subject to, among other things, an independent valuation, receipt of a fairness opinion from an independent investment banking firm and Board and stockholder approval, to complete the Casino-Co Transaction. LVEN and Casino-Co granted Mr. DeSantis an irrevocable proxy to vote any or all of the Conversion Shares until the occurrence of certain events and have agreed to grant Mr. DeSantis a similar proxy to vote any or all of the shares to be issued to LVEN in the Casino-Co Transaction. See "Developments During the Last Fiscal Year." In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement. See "Legal Proceedings."

   The Company paid LVEN an aggregate of $150,000 to date under a letter agreement executed in connection with the purchase of the El Rancho Property, which provides for a $25,000 per month fee with respect to maintenance and supervision of the property prior to and during development. The Company terminated the letter agreement on December 17, 1997.

   In connection with the CSFB Credit Facility, the Company and LVEN entered into the Bi-Lateral Agreement which set the amount the Company could recoup prior to Casino-Co receiving consideration under the $160 Million Profit Participation Note at $35 million. In addition, the Bi-Lateral Agreement fixed the maximum debt service to be netted against cash flow from operations of the El Rancho Property in computing "adjusted cash flow" under of the $160 Million Profit Participation Note at $65 million. See "Developments During the Last Fiscal Year." In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Bi-Lateral Agreement. See "Legal Proceedings."

   Mr. DeSantis owns 80% of Nordic Gaming Corporation, an Ontario corporation which purchased the Fort Erie Racetrack in Fort Erie, Canada on August 27, 1997. The Company was offered, but rejected, the opportunity to make this investment because of the demands on cash flow. Nordic Gaming borrowed $182,000 from LVEN for a deposit on the purchase, which was repaid to LVEN at the closing. LVEN has also provided Nordic Gaming with a $1.3 million secured line of credit to fund operating losses at the Fort Erie Racetrack.
On May 15, 1998, Mr. DeSantis sold his Nordic Gaming shares to Erie Gaming Organization, Inc., an Ontario corporation which holds the other 20% interest in Nordic Gaming. In consideration for his shares, Mr. DeSantis received $10 and each of Nordic Gaming, Mr. DeSantis and Erie Gaming exchanged mutual general releases. In connection with the pending litigation, the minority Board members have challenged the decision to reject the opportunity to purchase the Fort Erie Racetrack. See "Legal Proceedings."

   Retroactive to January 15, 1997, the Company entered into an employment agreement with Mr. DeSantis for a ten-year term at an initial annual base salary of $450,000. See "Employment Agreements." In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. DeSantis' employment agreement. See "Legal Proceedings."

   During Fiscal 1997, the Company paid approximately $217,000 to Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company, including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, which operates private jets, including one which was partially financed by Messrs. DeSantis and Corazzi. Messrs. DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $160,000, and which LVEN has agreed to reimburse to the Company.

   Mr. Corazzi has been using an office at the Company's Albuquerque office, although no sublease has been executed for such office.

   During Fiscal 1997, the Company paid $10,000 per month to Public Strategies, L.L.C., a company owned by Roger A. Bodman, a former director of the Company, in consideration for consulting services, pursuant to an agreement which expired December 31, 1997. Public Strategies is continuing to provide consulting services to the Company on a month-to-month basis, as needed.

   During Fiscal 1997, the Company paid approximately $75,300 for the legal services of Sterns and Weinroth, a law firm partially owned by Joel H. Sterns, the Company's former Chairman.

   During Fiscal 1997, the Company paid $35,685 in consulting fees to Goldman, Beale Associates, a company partially owned by Clifford Goldman, a former director of the Company.

   During Fiscal 1997, the Company agreed to pay and paid approximately $102,000 to Robert E. Brennan (the Company's former Chairman and a significant stockholder until January 15, 1997) for reimbursement of Mr. Brennan's legal fees in connection with the investigation by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state.

   See also "Item 11 - Compensation Committee Interlocks and Insider Participation."
                               PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit

Number    Description of Exhibit

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(A) to the Registrant's Registration Statement on Form S-1, File No. 2-70153, filed December 5, 1980)

3.2 Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3(a)(11) to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, File No. 2-70153)

3.3       Amended and Restated By-Laws of the Registrant

4.1 Warrant No. 1 dated May 23, 1997 to purchase 546,847 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 23, 1997)

4.2 Warrant No. 2 dated May 23, 1997 to purchase 497,153 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 23, 1997)

4.3 Convertible Promissory Note dated May 23, 1997 from the Registrant to CSFB

10.1 Loan Agreement dated May 23, 1997 by and among CSFB and the Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 23, 1997)

10.2 Registration Rights Agreement dated as of May 23, 1997 between the Registrant and CSFB (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 23, 1997)

10.3      Proxy dated October 31, 1997 of LVEN and Casino-Co granted to Nunzio
          P. DeSantis

10.4 Registration Rights Agreement dated July 1, 1997 between the Registrant and Casino-Co (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 1, 1997)

10.5 Letter Agreement dated as of January 22, 1996 among LVEN, the Registrant and Orion Casino Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 24, 1996)

10.6 Stock Purchase Agreement made as of January 1, 1995 for the acquisition by the Registrant of all the outstanding capital stock of Freehold Raceway (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended June 30, 1996)
Exhibit

Number    Description of Exhibit

10.7 Tri-Party Agreement by and among the Company, CSFB and LVEN, dated as of May 23, 1997

10.8 Bi-Lateral Agreement by and between the Company and LVEN, dated as of May 23, 1997

10.9* Employment Agreement by and between the Company and Nunzio DeSantis, dated as of January 15, 1997

10.10* Consulting Agreement by and between the Company and Anthony Coelho, dated as of January 15, 1997

10.11* Amended and Restated Employment Agreement by and between the Company and Richard E. Orbann, dated as of October 16, 1997

10.12* Severance Agreement by and between the Company and Joel H. Sterns, dated as of January 15, 1997

16 Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K dated August 6, 1997)

21        Subsidiaries

27        Financial Data Schedule
___________________
*  Constitutes a management contract or compensation plan.


(B)  Financial Statements                                         Page

   Reports of independent certified public accountants.             39
     Consolidated Balance Sheets as of June 30, 1997 and 1996.      41
   Consolidated Statements of Operations for the Years              43
      Ended June 30, 1997, 1996 and 1995.
     Consolidated Statements of Stockholders' Equity for the Years  44
      Ended June 30, 1997, 1996 and 1995.
   Consolidated Statements of Cash Flows for the Years Ended        45
      June 30, 1997, 1996 and 1995.
     Notes to Consolidated Financial Statements.                    46

(C)  Reports on Form 8-K

  During the quarter ended June 30, 1997, the Company filed one Current Report on Form 8-K, dated May 23, 1997, reporting an Item 5 disclosure regarding the execution by the Company of the CSFB Credit Facility.
              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                              EXHIBIT 21


     The following table indicates the subsidiaries of International Thoroughbred Breeders, Inc. and their states of incorporation. All of such subsidiaries are wholly owned.

Name                 State of Incorporation

Atlantic City Harness, Inc.                       New Jersey

Circa 1850, Inc.                            New Jersey

Freehold Racing Association                       New Jersey

Garden State Race Track, Inc.                     New Jersey

International Thoroughbred Breeders Management, Inc.   New Jersey

International Thoroughbred Gaming Development Corporation New Jersey

Olde English Management Co., Inc.            New Jersey

Orion Casino Corporation                     Nevada

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 1998.

                                   INTERNATIONAL THOROUGHBRED BREEDERS,
                                   INC.


                                   By:/s/ Nunzio P. DeSantis

                                      Nunzio P. DeSantis, Chief
                                   Executive Officer
                                      and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title                    Date


By:/s/ Anthony Coelho                             Chairman of the Board
     May 22, 1998
     Anthony Coelho


By:/s/ Nunzio P. DeSantis                         Chief Executive Officer,
     May 22, 1998                                 President and Director
     Nunzio P. DeSantis                           (Principal Executive Officer)

By:/s/ William H. Warner                          Treasurer (Principal
     May 22, 1998                                 Financial and
     William H. Warner                            Accounting Officer)

By:/s/ Michael C. Abraham                         Director
      May 22, 1998
     Michael C. Abraham

By:/s/ Charles R. Dees, Jr.                       Director
     May 22, 1998
     Charles R. Dees, Jr.

By:/s/ Frank A. Leo                               Director
     May 22, 1998
     Frank A. Leo

By:/s/ Francis W. Murray                          Director
       May 22, 1998
     Francis W. Murray

By:/s/ Robert J. Quigley                          Director
     May 22, 1998
     Robert J. Quigley

By:/s/ Kenneth S. Scholl                          Director
     May 22, 1998
     Kenneth S. Scholl

By:/s/ Joseph Zappala                             Director
     May 22, 1998
     Joseph Zappala


EXHIBT 3.3
                     AMENDED AND RESTATED BY-LAWS

                                  OF

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.


                              ARTICLE I

                               OFFICES

          SECTION 1. Principal Office. The principal office of International Thoroughbred Breeders, Inc. (hereinafter called the Corporation) in the State of Delaware shall be at No. 100 West Tenth Street, City of Wilmington, County of New Castle. The name of the resident agent in charge thereof is The Corporation Trust Company.

          SECTION 2. Other Offices. The Corporation may also have an office or offices at such other place or places either within or without the State of Delaware as the Board of Directors (hereinafter called the Board) may from time to time determine or the business of the Corporation requires.

                              ARTICLE II

                       MEETINGS OF STOCKHOLDERS

          SECTION 1. Annual Meetings. The annual meeting of the stockholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held at such date, time and place as may be designated in the notice thereof.

          SECTION 2. Special Meetings. A special meeting of the stockholders for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Board or the President to be held at such date, time and place as may be designated in the notice thereof.

          SECTION 3. Notice of Meetings. Every stockholder shall furnish the secretary with an address at which notices of meetings and other corporate notices may be served on or mailed to him. Except as otherwise expressly required by law, notice of each meeting of the stockholders shall be given, at least 15 days in the case of an annual meeting and at least 10 days in the case of a special meeting before the day on which the meeting is to be held, to each stockholder of record entitled to vote at such meeting by mailing such notice in postage paid envelope addressed to him at his last post office address appearing no the stock records of the Corporation. Every such notice shall state briefly the purposes thereof. Except as otherwise expressly required by law, notice of any adjourned meeting of the stockholders need not be given. Notice of any meeting of stockholders shall not be required to be given to any stockholder who shall attend such meeting in person or by proxy, or who shall, in person or by attorney thereunto authorized, waive such notice in writing or by telegraph, cable or other form of recorded communication, either before or after such meeting.

          SECTION 4. List of Stockholders. It shall be the duty of the Secretary or other officer of the Corporation who shall have charge of the Secretary or other officer of the Corporation who shall have charge of its stock ledger to prepare and make, at least 10 days before every meeting of the stockholders, a complete list of the stockholders entitled to vote thereat, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. Such list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

          SECTION 5. Quorum. At each meeting of the stockholders, except as otherwise expressly required by law, stockholders holding one-third of the shares of stock of the Corporation issued and outstanding, and entitled to be voted thereat, shall be present in person or by proxy to constitute a quorum for the transaction of business. In the absence of a quorum at any such meeting or any adjournment or adjournments thereof, a majority in voting interest of those present in person or by proxy and entitled to vote thereat, or in the absence therefrom of all the stockholders, any officer entitled to preside at, or to act as secretary of, such meeting may adjourn such meeting from time to time until stockholders holding the amount of stock requisite for a quorum shall be present or represented. At any such adjourned meeting at which a quorum may be present any business may be transacted which might have been transacted at the meeting as originally called.

          SECTION 6. Organization. At each meeting of the stockholders, one of the following shall act as chairman of the meeting and preside thereat, in the following order of precedence:

               (a)  the Chairman of the Board;

               (b)  the President;

               (c) any other officer of the Corporation designated by the board to act as chairman of such meeting and to preside thereat if the chairman or the President shall be absent from such meeting; or

               (d) a stockholder of record of the Corporation who shall be chosen chairman of such meeting by a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat.

The Secretary, or, if he shall be presiding over the meeting in accordance with the provisions of this Section, or, if he shall be absent from such meeting, the person (who shall be an Assistant Secretary, if an Assistant Secretary shall be present thereat) whom the chairman of such meeting shall appoint, shall act as secretary of such meeting and keep the minutes thereof.

          SECTION 7.     Order of Business.    The order of business at
each meeting of the stockholders shall be determined by the chairman of such meeting, but such order of business may be changed by a majority in voting interest of those present in person or by proxy at such meeting and entitled to vote thereat. in the discretion of the chairman of the meeting, matters may be taken up which are not stated in the notice of meeting sent to the stockholders.

          SECTION 8.     Voting.   Each stockholder shall, at each meeting of
the stockholders, be entitled to one vote in person or by proxy for each share of stock of the Corporation held by him and registered in his name on the books of the Corporation:

               (a)  on the date fixed pursuant to the provisions of
                    Section 5 of Article VII of these By-Laws as the record date for the determination of stockholders who shall be entitled to receive notice of and to vote at such meeting, or

               (b) if no record date shall have been so fixed, then at the close of business on the day next preceding the day on which notice of the meeting shall be given.

Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held by the Corporation, shall not be entitled to vote. Any vote on stock of the Corporation may be given at any meeting of the stockholders by the stockholders entitled thereto in person or by proxy appointed by an instrument in writing delivered to the Secretary of an Assistant Secretary of the Corporation or the secretary of the meeting. The attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the same unless he shall in writing so notify the secretary of the meeting prior to the voting of the proxy. At all meetings of the stockholders all matters, except as otherwise providing in these By-Laws or by law, shall be decided by the vote of a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat, a quorum being present. Except in the case of votes for the election of directors, the vote at any meeting of the stockholders on any question need not be by ballot, unless so directed by the chairman of the meeting. On a vote by ballot each ballot shall be signed by the stockholder voting, or by his proxy, if there shall be such proxy, and shall state the number of shares voted.

                             ARTICLE III

                          BOARD OF DIRECTORS

          SECTION 1. General Powers. The business and affairs of the Corporation shall be managed by the Board.

          SECTION 2. Number and Time of Holding Office. The number of directors shall be fixed from time to time by vote of a majority of the whole Board. Each of the directors of the Corporation shall hold office until the annual meeting next after his election and until his successor shall be elected and shall qualify or until his earlier death, resignation or removal in the manner hereinafter provided.

          SECTION 3. Election of Directors. At each meeting of the stockholders for the election of directors at which a quorum is present, the persons receiving the greatest number of votes, up to the number of directors to be elected, shall be the directors.

          SECTION 4. Organization and Order of Business. At each meeting of the Board, one of the following shall act as chairman of the meeting and preside thereat, in the following order of precedence:

               (a)  the Chairman of the Board;

               (b)  the president;

               (c) any director chosen by a majority of the directors present thereat.

The Secretary or, in the case of his absence, any person (who shall be an Assistant Secretary if any of them shall be present at such meeting) whom the chairman shall appoint, shall act as a secretary of such meeting and keep the minutes thereof.

          SECTION 5. Resignations. Any director may resign at any time by giving written notice of his resignation to the Chairman of the Board or the President or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein, or, if the time when i shall become effective shall not be specified therein, then it shall take effect when accepted by action of the Board. Except as aforesaid, the acceptance of such resignation shall no be necessary to make it effective.

          SECTION 6. Removal of Directors. A director or directors of the Corporation may be removed, either with or without cause, at any time by vote of a majority of the Corporation's common stock then outstanding and in accordance with Section 141 of the Delaware Corporation Law.

          SECTION 7. Vacancies. In case of any vacancy in the Board or in the case of any newly created directorship, a director to fill the vacancy or the newly created directorship for the unexpired portion of the term being filled may be elected by the affirmative vote of not less than 75% of the directors then in office.

          SECTION 8. Place of Meeting. The Board may hold its meetings at such place or places within or without the State of Delaware as the Board may from time to time by resolution determine or as shall be designated in the respective notices or waivers of notice thereof.

          SECTION 9.     Meetings.

          (A) First Meeting. As soon as practicable after each annual election of directors, the Board shall meet for the purpose of organization and the transaction of other business at the time and place theretofore fixed by the Board for the next regular meeting of the Board and no notice thereof need be given; provided, however, that the Board may determine that such meeting may be held at a different place and time but notice thereof shall be given in the manner hereinafter provided for special meetings of the Board.

          (B) Regular Meetings. Regular meetings of the Board shall be held at such times as the Board shall from time to time determine. Notices of regular meetings need not be given.

          (C) Special Meetings. Special meetings of the Board shall be held whenever called by the Chairman of the Board or by the President or by a majority of the directors at the time in office. The Secretary shall give notice to each director of each such special meeting, including the time and place and purposes of such meeting. Notice of each such meeting shall be mailed to each director, addressed to him at his residence or usual place of business, at least two days before the day on which such meeting is to be held, and shall be sent to him by telegraph, cable, wireless or other form of recorded communication or be delivered personally or by telephone not later than the day before the day on which such meeting is to be held.

          Notice of any special meeting shall not be required to be given to any director who shall attend such meeting in person or by proxy, or who shall waive such notice in writing or by telegraph, cable or other form of recorded communication, either before, during or after such meeting. Any and all business may be transacted at a special meeting which may be transacted at a regular meeting of the Board unless notice of the meeting specifically states that action will be taken only upon the matters listed in the notice.

          SECTION 10. Quorum and Manner of Acting. A majority of the then authorized number of directors shall be present in person at any meeting of the Board in order to constitute a quorum for the transaction of business at such meeting, and the vote of a majority of those directors present at any such meeting at which a quorum is present shall be necessary for the passage of any resolution or act of the Board. In the absence of a quorum for any such meeting, a majority of the directors present thereat may adjourn such meeting from time to time until a quorum shall be present thereat. Notice of any adjourned meeting need not be given.

          SECTION 11. Compensation. Each director, in consideration of his serving as such, shall be entitled to receive from the Corporation such amount per annum or such fees for attendance at meetings of the Board or of any committee, or both, as the Board shall from time to time determine. The Board may likewise provide that the Corporation shall reimburse each director or member of a committee for any expenses incurred by him on account of his attendance at any such meeting. Nothing contained in this Section shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.


                              ARTICLE IV

                               OFFICERS

          SECTION 1. Number. The officers of the Corporation shall be a Chairman of the Board, a President, such number of Vice Presidents (including any Executive and/or Senior Vice Presidents) as the Board may determine from time to time, a Treasurer and a Secretary. Such officers shall annually be elected by the vote of a majority of the whole Board at its first meeting after the annual meeting of the stockholders and shall hold office until the first meeting of the Board after the next annual meeting of the stockholders and until their successors are elected.

          The Board may appoint such other officers as it deems necessary who shall have such authority and shall perform such duties as the Board may prescribe.

          If additional officers are elected or appointed during the year, they shall hold office until the next annual meeting of the Board at which officers are regularly elected or appointed and until their successors are elected or appointed.

          A vacancy in any office may be filled for the unexpired portion of the term in the same manner as provided for election or appointment to such office.

          All officers and agents elected or appointed by the Board shall be subject to removal at any time by the Board with or without cause.

          Any officer may resign at any time by giving written notice to the Chairman of the Board or to the President or the Secretary of the Corporation, and such resignation shall take effect at the time specified therein or if the time when it shall become effective shall not be specified therein, then it shall take effect when accepted by action of the Board. Except as aforesaid, the acceptance of such resignation shall not be necessary to make it effective.

          SECTION 2. The Chairman of the Board. The Chairman shall preside as chairman at all meetings of the Board and of the stockholders at which he is present.

          SECTION 3. The President. The President shall preside as chairman at all meetings of the Board and of the stockholders at which he is present and the Chairman of the Board is not present, and shall be the chief executive officer of the Corporation and shall have general charge of the business and affairs of the Corporation and shall have the direction of all officers, agents and employees of the Board of Directors.

          SECTION 4. Vice Presidents. Each Vice President shall have such powers and duties as shall be prescribed by the President or the Board.

          SECTION 5. Treasurer. The Treasurer shall have charge and custody of and be responsible for all funds and securities of the Corporation. He shall formulate the investment and financial policies of the Corporation for submission to the President or the Board and shall be the principal officer in charge of the accounts of the Corporation, shall maintain adequate accounting records, and shall be responsible for the preparation of financial statements and reports on the operation of the business.

          SECTION 6. Secretary. The Secretary shall keep the records of all meetings of the stockholders and of the Board. He shall affix the seal of the Corporation to all deeds, contracts, bonds or other instruments requiring the corporate seal when the same shall have been signed on behalf of the
Corporation by a duly authorized officer.   The Secretary shall be the
custodian of all contracts, deeds, documents and all other indicia of title to properties owned by the Corporation and of its other corporate records (except accounting records).

                              ARTICLE V

            CONTRACTS, CHECKS, DRAFTS, BANK ACCOUNTS, ETC.

          SECTION 1. Execution of Documents. The Board shall designate the officers and agents of the Corporation who shall have power to execute and deliver deeds, contracts, mortgages, bonds, debentures, checks, drafts and other orders for the payment of money and other documents for and in the name of the Corporation.

          SECTION 2. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation or otherwise as the Board of Directors or the President or any other officer of the Corporation to whom power in that respect shall have been delegated by the Board shall select.

          SECTION 3. Proxies In Respect of Stock or Other Securities of Other Corporation. Unless otherwise provided by resolution adopted by the Board, the Chairman of the Board or the President of any Vice President may from time to time appoint an attorney or attorneys or agent or agents of the Corporation to exercise in the name and on behalf of the Corporation the powers and rights which the Corporation may have as the holder of stock or other securities in any other corporation to vote or consent in respect of such stock or other securities; the Chairman of the Board or the President or Vice President may instruct the person or persons so appointed as to the manner of exercising such powers and rights; and the Chairman of the Board or the President or any Vice President may execute or cause to be executed in the name and on behalf of the corporation and under its corporate seal, or otherwise, all such written proxies, powers of attorney or other instruments as he may deem necessary or proper in order that the Corporation may exercise its said powers and rights.

                              ARTICLE VI

                          BOOKS AND RECORDS

          The books and records of the Corporation may be kept at such places within or without the State of Delaware as the Board may from time to time determine.

                             ARTICLE VII

                      SHARES AND THEIR TRANSFER

          SECTION 1. Certificates for Stock. Every owner of stock of the Corporation shall be entitled to have a certificate certifying the number of shares owned by him in the Corporation and designating the class of stock to which such shares belong, which shall otherwise be in such form as the Board shall prescribe. Each such certificate shall be signed by, or in the name of the Corporation by the Chairman of the Board or the President or a Vice President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Corporation. In case any officer or officers who shall have signed any such certificate or certificates shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons who signed such certificate had not ceased to be such officer or officers of the Corporation.

          SECTION 2. Record A record shall be kept of the name of the person, firm or corporation owning the stock represented by each certificate for stock of the corporation issued, the number of shares represented by each such certificate, and the date thereof, and, in the case of cancellation, the date of cancellation. The person in whose name shares of stock stand on the books of the Corporation shall be deemed the owner therefor for all purposes as regards the Corporation.

          SECTION 3. Transfer of Stock. Transfers of shares of the stock of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on the surrender of the certificate or certificates for such shares properly endorsed.

          SECTION 4. Lost, Stolen, Destroyed or Mutilated Certificates. The holder of any stock of the Corporation shall immediately notify the Corporation of any loss, theft or mutilation of the certificate therefor. The Corporation may issue a new certificate for stock in the place of any certificate theretofore issued by it and alleged to have been lost, stolen, destroyed or mutilated, and the Board may, in its discretion, require the owner of the lost, stolen, mutilated or destroyed certificate or his legal representatives to give the Corporation a bond in such sum, limited or unlimited, in such form and with such surety or sureties as the Board shall in its discretion determine, to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft, mutilation or destruction of any such certificate or the issuance of any such new certificate.

          SECTION 5. Fixing Date for Determination of Stockholders of Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any divided or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any other change, the conversion or exchange of stock or for the purposes of any other lawful action, the Board may fix a record date, which shall not be more than 60 or less than 10 days before the date of such meeting, nor more than 60 days prior to any other action.

                             ARTICLE VIII

                                 SEAL

          The Board shall provide a corporate seal, which shall be in the form of a circle and shall bear the full name of the Corporation and the words and figures "Corporate Seal 1980 Delaware."

                              ARTICLE IX

                             FISCAL YEAR

          The fiscal year of the Corporation shall end on such date in each year as shall be determined by the Board of Directors.

                              ARTICLE X

                              AMENDMENTS

          The By-Laws of the Corporation shall be subject to alteration or repeal by the affirmative vote of a majority of the whole Board given at any meeting of the Board provided for in these Articles, subject to the right of the holders of a majority of the outstanding stock of the Corporation entitled to vote in respect thereof, given at an annual meeting or at any special meeting, to alter or repeal any By-Law made by the Board.


EXHIBIT 4.3
                     CONVERTIBLE PROMISSORY NOTE

US $55,000,000.00                                      May 23, 1997
                                                  New York, New York


          FOR VALUE RECEIVED, INTERNATIONAL THOROUGHBRED BREEDERS, INC., a Delaware corporation, having an address at Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034-0649, ORION CASINO CORPORATION, a Nevada corporation, having an address at 2755 Las Vegas Boulevard South, Las Vegas, Nevada 89109, INTERNATIONAL THOROUGHBRED GAMING DEVELOPMENT CORPORATION, a New Jersey corporation, having an address c/o International Thoroughbred Breeders, Inc., Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034-0649, GARDEN STATE RACE TRACK, INC., a New Jersey corporation, having an address c/o International Thoroughbred Breeders, Inc., Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034-0649 and FREEHOLD RACING ASSOCIATION, a New Jersey corporation, having an address at Route 9 and Route 33, Freehold, New Jersey 07726 (each a "MAKER" and collectively, "MAKERS"), jointly and severally promised to pay to the order of CREDIT SUISSE FIRST BOSTON MORTGAGE CAPITAL LLC, a Delaware limited liability company, having an address at Eleven Madison Avenue, New York, New York 10010 (together with its successors and assigns, "HOLDER"), the principal sum of FIFTY FIVE MILLION AND 00/100 DOLLARS (US $55,000,000.00), in lawful money of the United States of America, advanced by Holder pursuant to the terms of that certain Loan Agreement dated as of May 23, 1997 by and between Makers and Holder (as from time to time amended in accordance with the terms thereof and in effect, the "LOAN AGREEMENT"; capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to them in the Loan Agreement), on the dates and in the manner provided in the Loan Agreement, together with all other amounts payable to Holder hereunder, under the Loan Agreement and under the other Loan Documents, including without limitation, the Exit Fee.

          Each Maker further agrees to pay to Holder interest in like money on the unpaid principal amount hereof from time to time outstanding from the date hereof until paid in full at the rates and at the times set forth in the Loan Agreement. Principal and interest shall be payable on the dates and in the manner provided in the Loan Agreement with all unpaid amounts of principal and interest due on the Maturity Date.

          Each maker further acknowledges and agrees that up to TEN MILLION AND OO/100 DOLLARS (US $10,000,000.00) of the principal amount hereof is convertible into shares of the common stock, par value $2.00 per share, of International Thoroughbred Breeders, Inc., at the option of Holder, pursuant to the provisions of Section 2.10 of the Loan Agreement. If, and to the extent, Holder makes such election to convert a portion of the principal amount hereof into such common stock, the then principal balance hereof shall be reduced by such amount.

          This Convertible Promissory Note (i) is the Note referred to in the Loan Agreement and is entitled to the benefits thereof, and (ii) is secured as provided in the Loan Agreement and is subject to optional and mandatory prepayment in whole or in part as provided therein.

          After the occurrence of any one or more of the Events of Default specified in the Loan Agreement, all amounts then remaining unpaid on this Convertible Promissory Note may be declared to be immediately due and payable, all as provided in the Loan Agreement and the other Loan Documents.

          Except as provided in the Loan Agreement and the other Loan Documents, each Maker hereby waives presentment, demand, protest or notice of any kind in connection with this Convertible Promissory Note.

          The obligations of each Maker hereunder shall be joint and several.


              [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]


          THIS CONVERTIBLE PROMISSORY NOTE SHALL BE GOVERNED BY AND
CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO NEW YORK'S CONFLICTS OF LAW PRINCIPLES.

          IN WITNESS WHEREOF, each Maker has executed this Convertible Promissory Note or has caused the same to be executed by its duly authorized representative as of the date first set forth above.

                         INTERNATIONAL THOROUGHBRED BREEDERS, INC., a Delaware corporation


                              By:/s/ Nunzio DeSantis

                                   Name:     Nunzio DeSantis
                                   Title:    Chief Executive Officer

                         ORION CASINO CORPORATION,
                         a Nevada corporation


                              By:/s/ Nunzio DeSantis

                                   Name:     Nunzio DeSantis
                                   Title:    Chief Executive Officer

                         INTERNATIONAL THOROUGHBRED GAMING
                         DEVELOPMENT CORPORATION,
                         a New Jersey corporation


                              By:/s/ Nunzio DeSantis

                                   Name:     Nunzio DeSantis
                                   Title:    Chief Executive Officer

                         GARDEN STATE RACE TRACK, INC.,
                         a New Jersey corporation


                              By:/s/ Nunzio DeSantis

                                   Name:     Nunzio DeSantis
                                   Title:    Chief Executive Officer

                         FREEHOLD RACING ASSOCIATION,
                         a New Jersey corporation


                              By:/s/Nunzio DeSantis

                                   Name:     Nunzio Desantis
                                   Title:    Chief Executive Officer

EXHIBIT 10.3
                                PROXY


          KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned hereby appoints Nunzio P. DeSantis ("Mr. DeSantis"), with full power of substitution and resubstitution, as the lawful proxy for the undersigned, to vote all or any portion of the 2,093,868 shares (the "Conversion Shares") of Common Stock of International Thoroughbred Breeders, Inc., a Delaware corporation ("ITB"), which either of the undersigned is now and/or hereafter may be entitled to vote, for and in the name, place and stead of the undersigned, at any annual, special or other meeting of the holders of shares of voting stock of ITB and at any adjournment thereof, or pursuant to any consent in lieu of a meeting, at which meeting or in connection with such consent action shall be taken, and hereby grants to Mr. DeSantis all the powers the undersigned should possess if personally present thereat or as if executing such a consent. The following proxy is coupled with an interest and, therefore, is not terminable by the undersigned until the earlier of (i) the date on which the loan and all of the other obligations of ITB and certain of its direct and indirect subsidiaries owing to Credit Suisse First Boston Mortgage Capital LLC, a Delaware limited liability company ("CSFB"), under the Loan Agreement dated May 23, 1997 among CSFB, ITB and certain of its direct and indirect subsidiaries, and the related loan documents, have been repaid in full, (ii) the date on which the Conversion Shares are distributed to the shareholders of Las Vegas Entertainment Network, Inc. generally, (iii) the date on which the undersigned sell the Conversion Shares to or the undersigned (if then a holder of Conversion Shares) is acquired by, or merged with or into, a person or entity that is not affiliated with the undersigned or Mr. Joseph A. Corazzi and (iv) the date on which Mr. DeSantis dies or becomes mentally incompetent, in any of which event, the undersigned may revoke this Proxy by filing with the Secretary of ITB a written notice of said revocation subscribed by the undersigned. The undersigned hereby waives any formal or documentary defect which might cause the Proxy granted hereunder to be invalid and unenforceable. The undersigned hereby agree to execute such other instruments as Mr. DeSantis shall reasonably request to confirm the validity and enforceability of the Proxy granted hereunder.

          IN WITNESS WHEREOF, the undersigned have executed and delivered this Proxy on this 31st day of October, 1997.

                              LAS VEGAS ENTERTAINMENT NETWORK, INC.,
                              a Delaware corporation


                              By:/s/ Joseph A. Corazzi

                                   Joseph A. Corazzi, President


                              CASINO-CO CORPORATION,
                              a Nevada corporation


                              By: /s/ Joseph A. Corazzi

                                   Joseph A. Corazzi, President



EXHIBIT 10.7
                         TRI-PARTY AGREEMENT


     THIS TRI-PARTY AGREEMENT (this "Agreement"), dated as of May 23, 1997, by and among International Thoroughbred Breeders, Inc. a Delaware corporation ("ITB"), Las Vegas Entertainment Network, Inc., a Delaware corporation ("LVEN"), and Credit Suisse First Boston Mortgage Capital LLC, a Delaware limited liability company ("CSFB"), is made with reference to the following:

     (a) that certain Loan Agreement, dated as of even date herewith, by and among ITB, certain of ITB's subsidiaries (together with ITB, the "Borrowers"), and CSFB (the "Loan Agreement"),

     (b) that certain Subordination Agreement, dated as of even date herewith, by and among LVEN, LVEN's wholly owned subsidiary, Casino-Co Corporation ("Casino-Co"), LVEN's wholly owned subsidiary, Las Vegas Communications Corporation, ITB, Orion Casino Corporation ("Orion"), and CSFB (the "Subordination Agreement"),

     (c) that certain Letter Agreement, dated as of January 22, 1996, by and among LVEN, Countryland Properties, Inc., a Nevada corporation and a direct, wholly-owned subsidiary of LVEN ("Countryland"), Casino-Co, ITB, and Orion (the "Letter Agreement"), and

     (d) that certain promissory note issued by ITB and Orion to the order of LVEN's wholly owned subsidiary, Countryland Properties, Inc.
("Countryland") in the original principal amount of $10,500,000 (the "B Note"), which B Note is secured by a lien on certain real property of Orion known as the El Rancho Hotel and Casino (the "El Rancho Property").

     In order to induce ITB and CSFB to enter into the Loan Agreement and to induce LVEN, ITB, Orion, and CSFB to enter into the Subordination Agreement, LVEN (on its own behalf and on behalf of Casino-Co), ITB, and CSFB each have agreed to set forth their agreement regarding (i) a transaction whereby the B
Note is converted into shares of common stock of ITB par value $2.00 per share ("ITB Stock"), and (ii) a transaction whereby ITB would acquire Casino-Co.
The parties' agreement is as follows:

     1. LVEN represents and warrants to ITB and CSFB that Countryland previously has assigned all of its right, title, and interest in and to the B Note to Casino-Co.

     2. LVEN represents and warrants to ITB and CSFB that the outstanding principal balance of the B Note currently is $10,500,000 and that there is approximately $1,100,000 of accrued and unpaid interest in respect thereof.

     3. LVEN represents and warrants to ITB and CSFB that there currently exists an unsecured, intercompany payable (the "Intercompany Payable") owing from Casino-Co to LVEN in respect of the B Note in the approximate amount of $11,600,000. In addition, the parties acknowledge that an additional intercompany amount of $2,910,000, together with interest thereon, is owed by Casino-Co to LVEN on account of funds loaned by Casino-Co to NPD, Inc. ("NPD"), which amount, including the interest thereon, (i) does not constitute a part of the Intercompany Payable and (ii) that prior to the consummation of the Permitted Acquisition (as herein defined), (y) such amount (including interest) will either be paid in full by NPD to Casino-Co, with the proceeds to be distributed as a dividend to LVEN, or (z) the rights to receive such repayment will be transferred and assigned to LVEN or another affiliate of LVEN.

     4. Subject to receiving approval of their respective boards of directors, each of ITB and LVEN agrees that, as soon as practicable following the date of the execution and delivery of this Agreement, the B Note (and any and all interest, penalties, or other amounts accrued and unpaid thereon) shall be converted into shares of ITB Stock (the "Permitted Debt Conversion"). The Permitted Debt Conversion shall be effected in whole and not in part. In order to effect the Permitted Debt Conversion, ITB will be required to issue
(A) 2,093,868 shares (the "Conversion Shares") of ITB Stock to Casino-Co in exchange for the receipt of the B Note marked cancelled, and (B) 232,652 shares (the "Lender Conversion Shares") of ITB Stock to CSFB in consideration of CSFB's consent to the Permitted Debt Conversion. LVEN and CSFB agree that ITB shall not be obligated to pay any other consideration to LVEN, Casino-Co or CSFB in connection with the Permitted Debt Conversion and none of LVEN, Casino-Co or CSFB shall have the right to demand or receive any such other consideration, and ITB agrees with CSFB that it will not pay any additional consideration in connection with the Permitted Debt Conversion. LVEN agrees to seek approval of the Permitted Debt Conversion from its board of directors at its next scheduled board of directors meeting following the date hereof and agrees promptly to notify ITB and CSFB of its receipt (or disapproval, as applicable) of such approval. ITB agrees to seek approval of the Permitted Debt Conversion from its board of directors at its next scheduled board of directors meeting following the date hereof and agrees promptly to notify ITB and CSFB of its receipt (or disapproval, as applicable) of such approval.
Upon delivery of notices from LVEN and ITB indicating approval of their respective boards of directors of the Permitted Debt Conversion, ITB and LVEN agree that the Permitted Debt Conversion transaction shall be consummated within a period of not more than 10 days. Within 30 days of this Agreement, LVEN and ITB agree to enter into a registration rights agreement respecting the Conversion Shares and the Acquisition Shares (as herein defined) and providing for 2 demand rights, unlimited piggyback rights, and other customary provisions.

     5. When the Permitted Debt Conversion is consummated, the parties agree that the deed of trust lien in favor of Casino-Co with respect to the El Rancho Property shall be released.

     6. When the Permitted Debt Conversion is consummated, LVEN agrees simultaneously to cause Casino-Co to distribute the Conversion Shares to LVEN as repayment in full of the Intercompany Payable and any and all interest accrued and unpaid thereon.

     7. At the time of the consummation of the Permitted Debt Conversion, and as a condition precedent to its effectiveness, LVEN agrees to execute and deliver an irrevocable proxy respecting the Conversion Shares in favor of Mr. Nunzio P. DeSantis ("Mr. DeSantis"), which proxy shall be irrevocable until the earlier of (w) the date on which the loan (the "CSFB Loan") and all of the other obligations of the Borrowers owing to CSFB under the Loan Agreement (and the related loan documents) have been repaid in full, (x) the date on which LVEN distributes the Conversion Shares to its shareholders generally, (y) the date on which LVEN sells the Conversion Shares to or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN or Mr. Joseph A. Corazzi ("Mr. Corazzi"), and (z) the date on which Mr. DeSantis dies or becomes mentally incompetent.

     8. LVEN represents and warrants to ITB and CSFB that Casino-Co has no assets or liabilities other than those set forth on Schedule A attached hereto.

     9. Irrespective of whether the Permitted Debt Conversion is consummated, but subject to receiving approval of their respective boards of directors, each of ITB and LVEN agrees that, as soon as practicable following the date of the execution and delivery of this letter agreement, ITB shall acquire Casino-Co (the "Permitted Acquisition"). The Permitted Acquisition may be accomplished by means of purchase of all of the stock of Casino-Co (the "Casino-Co Stock"), or a merger of Casino-Co with and into ITB (or a subsidiary of ITB).

     10. As a condition precedent to the consummation of the Permitted Acquisition, ITB, at its sole cost and expense, shall have received an opinion from a nationally recognized investment banking firm reasonably satisfactory to CSFB (it being expressly understood that such investment banking firm may, but need not, be an affiliate of CSFB) respecting the fair market value of Casino-Co (the "ITB Fairness Opinion Value") and opining that the proposed consideration (as set forth in paragraph 15 below) is fair to the shareholders of ITB from a financial point of view (the "ITB Fairness Opinion").

     11. As a condition precedent to the consummation of the Permitted Acquisition, LVEN, at its sole cost and expense, shall have received one or more opinions from one or more investment banking firms satisfactory to LVEN respecting the fair market value of Casino-Co (the highest value established by such opinions, the "LVEN Fairness Opinion Value") and opining that the proposed consideration (as set forth in paragraph 15 below) is fair to the shareholders of LVEN from a financial point of view (the "LVEN Fairness Opinion").

     12. As a condition precedent to the consummation of the Permitted Acquisition, CSFB shall have been given reasonable access to the books and records of Casino-Co in order to determine that Casino-Co has no assets or liabilities other than those set forth on Schedule A attached hereto and the same shall remain true up to the date of the consummation of the Permitted Acquisition.

     13. As a condition precedent to the consummation of the Permitted Acquisition, ITB also shall have been given reasonable access to the books and records of Casino-Co in order to determine that Casino-Co has no assets or liabilities other than those set forth on Schedule A attached hereto and the same shall remain true up to the date of the consummation of the Permitted Acquisition.

     14. LVEN agrees to cause Casino-Co to provide representatives of CSFB and ITB, upon prior written request, with access during normal business hours, to the books and records of Casino-Co for the purpose of conducting the audits contemplated by paragraphs 12 and 13 above.

     15. In order to effect the Permitted Acquisition, ITB will be required to issue shares of ITB Stock (i) to LVEN in an amount equal to the result of
(A) 90% times the greater of the ITB Fairness Opinion Value or the LVEN Fairness Opinion Value, divided by (B) the average bid price for ITB Stock during the 20 trading days prior to the closing date (the "Acquisition Shares") in exchange for 100% of the shares of Casino-Co Stock (or the consummation of a merger or asset purchase transaction), and (ii) to CSFB in an amount equal to the result of (A) 10% times the greater of the ITB Fairness Opinion Value or the LVEN Fairness Opinion Value, divided by (B) the average bid price for ITB Stock during the 20 trading days prior to the closing date (the "Lender Consideration Shares") in consideration for Lender's consent to the Permitted Acquisition. LVEN and CSFB agree that ITB shall not be obligated to pay any other consideration to LVEN, Casino-Co, or CSFB in connection with the Permitted Acquisition and none of LVEN, Casino-Co, or CSFB shall have the right to demand or receive any such other consideration, and ITB agrees with CSFB that it will not pay any additional consideration in connection with the Permitted Acquisition. LVEN agrees to seek approval of the Permitted Acquisition from its board of directors at its next scheduled board of directors meeting following the date hereof and agrees promptly to notify ITB and CSFB of its receipt (or disapproval, as applicable) of such approval. ITB agrees to seek approval of the Permitted Acquisition from its board of directors at its next scheduled board of directors meeting following the date hereof and agrees promptly to notify ITB and CSFB of its receipt (or disapproval, as applicable) of such approval. Subject to reasonable extensions for acts of force majeure, delays occasioned by commercial complexities that could not reasonably have been foreseen, or delays caused by compliance with legal or regulatory requirements, and subject to the prior receipt of the approvals therefor from their respective boards of directors, ITB and LVEN agree to close the Permitted Acquisition within 90 days of the date hereof.

     16. When the Permitted Acquisition is consummated, ITB agrees that it shall promptly thereafter cause Casino-Co to release all liens, if any, in favor of Casino-Co with respect to the El Rancho Property.

     17. If the Permitted Conversion is not consummated, but the Permitted Acquisition is consummated, LVEN agrees that the delivery to it by ITB of the Acquisition Shares also shall effect repayment in full of the Intercompany Payable and any and all interest accrued and unpaid thereon.

     18. At the time of the consummating of the Permitted Acquisition, and as a condition precedent to its effectiveness, LVEN agrees to execute and deliver an irrevocable proxy respecting the Acquisition Shares in favor of Mr. DeSantis, which proxy shall be irrevocable until the earlier of (w) the date on which the CSFB Loan and all of the other obligations of the Borrowers owing to CSFB under the Loan Agreement (and the related loan documents) have been repaid in full, (x) the date on which LVEN distributes the Acquisition Shares to its shareholders generally, (y) the date on which LVEN sells the Acquisition Shares to, or LVEN is acquired by, or merged with or into, a person or entity that is not affiliated with LVEN or Mr. Corazzi, and (z) the date on which Mr. DeSantis dies or becomes mentally incompetent.

     19. Anything contained in the Loan Agreement (the related loan documents) or the Subordination Agreement to the contrary notwithstanding, CSFB agrees that ITB and LVEN can consummate the Permitted Conversion and/or the Permitted Acquisition so long as they are consummated on the terms and conditions set forth herein and further agrees that LVEN shall constitute a "Permitted Holder" under the Loan Agreement; provided, however, anything contained in this Agreement (including the last sentence of paragraph 15 hereof), the Loan Agreement, or the other loan documents to the contrary notwithstanding, the failure to consummate both the Permitted Conversion and the Permitted Acquisition on the terms hereunder within 90 days following the date hereof, for whatever reason, shall constitute an "Event of Default" under the Loan Agreement.

     20. Anything contained in this Agreement to the contrary notwithstanding, LVEN and ITB agree amongst themselves that LVEN and ITB shall not be obligated to complete the Permitted Acquisition if LVEN has repaid the CSFB Loan (on behalf of ITB and in accordance with the provisions of the Loan Agreement) in accordance with a separate Bi-Lateral Agreement, of even date herewith, between LVEN and ITB. The foregoing is merely to reflect an agreement between LVEN and ITB and is not intended to create any rights in favor of, or obligations on the part of, CSFB.

     21. The parties hereto agree to execute and deliver such other documents and to take such actions (including actions in connection with any required regulatory approvals and actions to consummate the Acquisition on a tax free basis) as reasonably may be required to carry out the purposes and intent of this letter agreement.

     22. If any legal action or proceeding is brought by any party hereto to enforce or construe a provision of this Agreement, the unsuccessful party in such action or proceeding, irrespective of whether such action or proceeding is settled or prosecuted to final judgment, shall pay all of the reasonable attorneys fees and costs incurred by the prevailing party.

     23. No amendment, modification, supplement, termination, consent, or waiver of or to any provision of this Agreement nor any consent to any departure therefrom shall in any event be effective unless the same shall be in writing and signed by or on behalf of each of the parties hereto.

     24. This Agreement is intended by the parties as a final expression of their agreement and is intended as a complete and integrated statement of the terms and conditions of their agreement.

     25. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, admissible into evidence, and all of which together shall be deemed to be a single instrument. Delivery of an executed counterpart of this Agreement by telefacsimile shall be as effective as delivery of a manually executed counterpart. Any party delivering an executed counterpart of this Agreement by telefacsimile also shall deliver a manually executed counterpart of this Agreement, but the failure to deliver a manually executed counterpart shall not affect the validity, enforceability, and binding effect of the Agreement.

     IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.


                                        CREDIT SUISSE FIRST BOSTON
                                        MORTGAGE CAPITAL LLC


                                        By: /s/Lance J. Graber


                                        Title: Vice President



                                        LAS VEGAS ENTERTAINMENT
                                        NETWORK, INC.


                                        By: /s/JOSEPH A. CORAZZI

                                        Title: President



                                        INTERNATIONAL THOROUGHBRED
                                        BREEDERS, INC.


                                        By: /s/Nunzio DeSantis


                                        Title: Chief Executive Officer



EXHIBIT 10.8

                         BI-LATERAL AGREEMENT


     THIS BI-LATERAL AGREEMENT (this "Agreement"), dated as of May 23, 1997, by and between International Thoroughbred Breeders, Inc. a Delaware corporation ("ITB"), and Las Vegas Entertainment Network, Inc., a Delaware corporation ("LVEN") with reference to the following:

     (a) that certain Loan Agreement, dated as of even date herewith, by and among ITB, certain of ITB's subsidiaries (together with ITB, the "Borrowers"), and Credit Suisse First Boston Mortgage Capital LLC ("CSFB") (the "Loan Agreement"),

     (b) that certain Tri-Party Agreement, dated as of even date herewith, by and among LVEN, ITB, and CSFB (the "Tri-Party Agreement"), and

     In order to induce ITB and LVEN to enter into the Tri-Party Agreement, ITB and LVEN each have agreed to set forth their further agreement as follows:

     1. In the event that the Permitted Acquisition (as that term is defined in the Tri-Party Agreement) is not consummated for any reason the respective rights and obligations of LVEN, Casino-Co Corporation ("Casino-Co"), ITB, and Orion Casino Corporation ("Orion") with respect to the profit participation payable to Casino-Co pursuant to Section 2(c) of that certain Letter Agreement dated as of January 22, 1996, by and among such parties (the "Letter Agreement") are hereby confirmed and/or clarified, and restated as follows:

     For purposes of computing the Adjusted Cash Flow (as that term is defined in the Letter Agreement) amounts of which Casino-Co initially will receive a fifty percent (50%) interest, and thereafter will receive a twenty-five percent (25%) interest, subject to the other terms and conditions of the Letter Agreement, (i) the term Adjusted Cash Flow shall mean and refer to adjusted cash flow from the operation of the Property (as that term is defined in the Letter Agreement), before any provision for federal or state income taxes, depreciation and/or amortization, and (ii) without the consent of Casino-Co, the amount of debt service to be netted against cash flow from operations of the Property in computing Adjusted Cash Flow shall be limited to a maximum of $65 Million. At the time of the closing of the $55 Million loan by CSFB under the Loan Agreement (the "CSFB Loan") the amount of debt service to be netted against cash flow from operations in computing Adjusted Cash Flow shall be $27 Million. The parties agree that, as of the date hereof, the amount which Orion is entitled to recoup pursuant to clause (i) of the third sentence of Section 2(c) of the Letter Agreement is $35 Million.

     2. ITB agrees that the CSFB Loan has been arranged by Casino-Co as the "Alternative Financing" contemplated by, pursuant to, and in satisfaction of, the provisions of Section 2(b)(z) of the Letter Agreement; provided, however, that LVEN (for itself and on behalf of Casino-Co) acknowledges and agrees that no fee or commission is payable to anyone in connection therewith.

     3. If, within 90 days of the date hereof, ITB has not received the proceeds of a construction loan of $50 Million, or more, respecting the El Rancho Property, or has not otherwise arranged alternative financing for the opening of the hotel and casino at the El Rancho Property, and if and only if the Permitted Conversion and Permitted Acquisition have not occurred, then LVEN shall have the right, for a period of 180 days, to make a $30 Million loan to Orion the proceeds of which would be used to repay a portion of the CSFB Loan. If it were to make such a $30 Million loan to Orion, the loan would mature on the date that the CSFB Loan is scheduled to mature and would bear interest at the rate applicable to the CSFB Loan. ITB agrees with LVEN (for their own benefit and not for the benefit of CSFB) that, in such circumstances, ITB would be obligated to prepay the balance of the indebtedness owed to CSFB with respect to the CSFB Loan (including principal, interest, premium, exit fees, fees, costs, and expenses). Any financing arranged by ITB for the prepayment of the CSFB Loan would be entitled to obtain a first lien on ITB's subsidiary's Garden State Race Track and a second lien (junior to the lien of Mr. Ken Fischer) on ITB's subsidiary's Freehold Race Track and a second lien (junior to the $30 Million loan made by LVEN) with respect to the El Rancho Property. If LVEN makes the $30 Million loan to Orion and ITB prepays the balance of the CSFB Loan, the $30 Million loan by LVEN to Orion would be secured by a first priority lien on the El Rancho Property, and LVEN would thereafter have the right to oversee the development of the El Rancho Property (without any change in ownership or economics).

     4. If LVEN is unsatisfied with the fair market value of Casino-Co as established by the greater of the ITB Value or the LVEN Value, LVEN shall have the right, within 180 days of the date hereof, to make a loan to ITB in an amount sufficient to repay in full the CSFB Loan and the proceeds of which would be used to repay the CSFB Loan in full. If it were to make such a loan to ITB, the loan would mature on the date that the CSFB Loan is scheduled to mature and would bear interest at the rate applicable to the CSFB Loan. ITB agrees with LVEN (for their own benefit and not for the benefit of CSFB) that, in such circumstances, ITB would be obligated to use such loan proceeds to prepay all of the indebtedness owed to CSFB with respect to the CSFB Loan (including principal, interest, premium, exit fees, fees, costs, and expenses). Any such loan made by LVEN to ITB would be entitled to obtain a first lien on ITB's subsidiary's Garden State Race Track, a second lien (junior to the lien of Mr. Ken Fischer) on ITB's subsidiary's Freehold Race Track, and a first lien (assuming the Conversion has occurred) with respect to the El Rancho Property.

     5. As a result of changes in the development plans for the El Rancho Property, and as a material inducement to LVEN to enter into this Agreement and the Subordination Agreement, LVEN and ITB have agreed to cause their subsidiaries to amend and restate the Entertainment Management Agreement (as defined in the Letter Agreement) to reflect the scope and nature of such changes, it being the intention of such parties to effect, upon commercially reasonable terms and conditions, the leasing by Orion to LVCC of space within the El Rancho Property of space on or from which all food, beverage and retail activities will be conducted (exclusive of certain mezzanine space), the rights to which will be retained by Orion. LVEN and ITB hereby agree to cause their subsidiaries to embody such modifications in definitive documentation at the earliest practicable time.

     6. If any legal action or proceeding is br a provision of this Agreement, the unsuccessful party in such action or proceeding, irrespective of whether such action or proceeding is settled or prosecuted to final judgment, shall pay all of the reasonable attorneys fees and costs incurred by the prevailing party.

     7. No amendment, modification, supplement, termination, consent, or waiver of or to any provision of this Agreement nor any consent to any departure therefrom shall in any event be effective unless the same shall be in writing and signed by or on behalf of each of the parties hereto.

     8. This Agreement is intended by the parties as a final expression of their agreement and is intended as a complete and integrated statement of the terms and conditions of their agreement.

     9. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, admissible into evidence, and all of which together shall be deemed to be a single instrument. Delivery of an executed counterpart of this Agreement by telefacsimile shall be as effective as delivery of a manually executed counterpart. Any party delivering an executed counterpart of this Agreement by telefacsimile also shall deliver a manually executed counterpart of this Agreement, but the failure to deliver a manually executed counterpart shall not affect the validity, enforceability, and binding effect of this Agreement.

          IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first written above.


                                        LAS VEGAS ENTERTAINMENT
                                        NETWORK, INC.


                                        By: /s/JOSEPH A. CORAZZI

                                        Title: Chairman/CEO



                                        INTERNATIONAL THOROUGHBRED
                                        BREEDERS, INC.


                                        By: /s/Nunzio DeSantis

                                        Title: CEO



EXHIBIT 10.9

                         EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") made as of the   15th day of
January, 1997, by and between International Thoroughbred Breeders, Inc., a Delaware corporation (the "Company") and Nunzio P. DeSantis ("Executive").

                              BACKGROUND

     A. The Company believes that it would benefit from the application of Executive's particular and unique skill, experience and background to the management and operation of the Company, and wishes to employ Executive on the terms and conditions hereinafter set forth; and

     B. The parties desire to set forth the terms and conditions of the employment relationship between the Company and Executive.

     NOW, THEREFORE, in consideration of the foregoing and the mutual covenants in this Agreement, the Company and Executive, intending to be legally bound, hereby agree as follows:

          1. Employment and Duties. The Company hereby employs Executive as Chief Executive Officer of the Company on the terms and conditions provided in this Agreement and Executive agrees to accept such employment subject to the terms and conditions of this Agreement. Executive shall perform the duties and responsibilities reasonably determined from time to time by the Board of Directors of the Company (the "Board") consistent with the types of duties and responsibilities typically performed by a person serving as Chief Executive Officer of businesses similar to the Company. Executive agrees to devote his best efforts and substantially all his time, attention, energy, and skill to performing the duties of Chief Executive Officer. The Board shall also elect Executive as a director of the Company and Executive shall continue to serve as a director so long as he is duly elected by the stockholders of the Company and employed by the Company. Executive shall be based at the Company's executive offices in Albuquerque, New Mexico.

          2. Term. The term of this Agreement shall be for ten (10) years (the "Initial Term"), commencing as of the date hereof (the "Effective Date"), and expiring on the tenth anniversary of the Effective Date, unless extended by mutual agreement of the parties or earlier terminated in accordance with the terms of this Agreement. This Agreement shall continue in full force and effect from year-to year after the expiration of the Initial Term, unless either party shall give the other party before the commencement of any such year at least ninety (90) days' prior written notice of such party's intention to terminate this Agreement.

          3. Compensation. As compensation for performing the services required by this Agreement for the Company and during the term of this Agreement, Executive shall be compensated as follows:

                         (a)  Base Salary.  Company shall pay to
Executive a base salary of Four Hundred Fifty Thousand Dollars ($450,000) for each calendar year during the term of this Agreement, payable in substantially equal installments pursuant to the Company's customary payroll procedures in effect for its executive personnel at the time of payment, and subject to withholding for applicable federal, state, and local taxes and all other items, if any, required to be withheld. For each calendar year during the term of this Agreement, effective with the year beginning January 1, 1998, Executive's base salary shall be an amount equal to the base salary for the preceding year, increased (but not decreased) by the increase, if any, in the Consumer Price Index (CPI-U) for the Albuquerque, New Mexico area during the preceding calendar year. Executive's annual base salary may be reviewed from time to time during the term of this Agreement by the Board to determine whether, in its sole discretion, such base salary should be increased or decreased, but in no event will the annual base salary be less than Four Hundred Fifty Thousand Dollars ($450,000).

                         (b)  Performance Bonus.

               (i) In addition to annual base salary, the Company shall pay Executive, within 90 days of the end of each of the Company's fiscal years during the term of this Agreement, a Performance Bonus with respect to such fiscal year equal to the excess of the amount, if any, by which the net income of the Company before deduction of federal and state income taxes for such fiscal year exceeds Two Million Dollars ($2,000,000); provided, however, that the amount of the Performance Bonus for any fiscal year shall not exceed the amount of Executive's base salary for such year.

              (ii) Except where Executive has been discharged without Cause or has terminated this Agreement for Good Reason, or this Agreement has expired without extension pursuant to Paragraph 2, the Performance Bonus shall be deemed vested at the end of each fiscal year, provided Executive is employed by the Company on such date, and shall be payable regardless of whether Executive is employed on the date scheduled for payment. If Executive has been discharged without Cause or has terminated this Agreement for Good Reason, or this Agreement has expired without extension pursuant to Paragraph 2, Executive will be entitled to receive the Performance Bonus to which he would otherwise have been entitled for the fiscal year in which such discharge, termination or expiration occurred, pro rated for the number of days elapsed before such discharge, termination or expiration; provided, however, that if such termination, discharge or expiration occurs after July 31 of any such year Executive shall be entitled to such Performance Bonus without proration.

          4. Options. As of the Effective Date, the Company shall issue to Executive options (the "Options") to purchase up to five million (5,000,000) shares of the Company's Common Stock, $___ par value ("Common Shares") under the Company's 1997 Stock Option Plan (the "Plan") at an exercise price of Four Dollars ($4.00) per Common Share. Options covering Five Hundred Thousand (500,000) Common Shares shall be exercisable immediately, and Options covering an additional Five Hundred Thousand (500,000) Common Shares shall become exercisable (i.e. vest) on each succeeding anniversary of the Effective Date; provided, however, that all Options shall be fully vested if Executive resigns for Good Reason, resigns upon a Change of Control, or if Executive is discharged without Cause. The Options shall be represented by the form of option agreement typically used by the Company pursuant to the Plan with such changes as shall be required to conform to this Agreement. The Options granted pursuant to this Paragraph 4 shall be in lieu of any options which might otherwise have been granted to Executive during the Initial Term of this Agreement.

     5.   Employee Benefits.

          (a) During the term of this Agreement, Executive shall have the right to participate in any retirement plans (qualified and nonqualified), 401-K plan, pension, profit sharing, stock bonus, insurance, health, medical, disability or other benefit plan or program (other than any stock option plan except as described in Paragraph 4 hereof) that has been or is hereafter adopted by the Company (or in which the Company participates), according to the terms of such plan or program, on terms similar to the most senior executives of the Company. Company agrees that Executive shall be eligible to participate in all insurance programs on the Effective Date without regard to any waiting period.

          (b) Company shall purchase and during the term of this Agreement pay the premium for a Nine Million Dollar ($9,000,000) split dollar life insurance policy on Executive's life, subject to the execution of a collateral assignment split dollar insurance agreement and Executive's insurability at normal premium rates. Subject to the interest of the Company, Executive shall be entitled to name the beneficiary of the death benefit of such policy. Upon termination of Executive's employment for any reason, Executive may purchase the split dollar life insurance policy on his life by giving Company notice of his desire to purchase such insurance within 30 days of the termination of Executive's employment and paying Company within 5 days of being informed of the amount due, the greater of: (i) the amount of all premiums for such policy theretofore paid by Company; or (ii) the cash surrender value of such policy.

     6. Vacation. Executive shall be entitled to not less than six (6) weeks of paid vacation in each year during the term of this Agreement, beginning on the Effective Date of this Agreement. Any vacation days that are not taken in a given twelve (12) month period shall accrue and carry over from year to year.

     7. Expenses. Company will provide Executive with a monthly automobile expense allowance of Fifteen Hundred Dollars ($1,500) throughout the term of this Agreement. In addition, Executive shall be entitled to a non-accountable expense account of Five Thousand Dollars ($5,000) per month, and the Company shall make available to Executive, at the Company's expense, the use of a private jet in connection with the performance of his duties hereunder, throughout the term of this Agreement.

     8. Indemnification. The Company shall (and is hereby obligated to) indemnify Executive in each and every situation where the Company is obligated or permitted to make such indemnification pursuant to the relevant portions of the Company's Articles of Incorporation and By-Laws. The Company agrees that it will not reduce the indemnification currently available to Executive hereunder.

     9. Relocation. Company and Executive agree that Executive is not required to relocate to the Philadelphia area. If Executive decides to relocate to the Philadelphia area, Company shall pay all expenses incurred in connection with the transportation of Executive's household goods (including packing and unpacking) and all closing costs incurred in connection with the purchase of Executive's new residence (including, attorney's fees, title insurance charges, pest and radon inspection charges, recording and transfer fees, mortgage application fees and points). Prior to Executive's relocation to the Philadelphia area, Company shall provide[ an apartment] for Executive or pay for Executive's lodging expenses in the Philadelphia area and one round-trip airplane ticket between Philadelphia and Albuquerque each week.

     10. Termination of Employment. Notwithstanding any other provision of this Agreement, Executive's employment may be terminated as set forth below:

          (a) Disability or Incapacity. In the event of Executive's physical or mental inability to perform his essential duties hereunder, with or without reasonable accommodation, for a period of 26 consecutive weeks or for a cumulative period of 52 weeks during the term of this Agreement.

          (b)  Death.  In the event of Executive's death.

          (c) Resignation for Good Reason. Executive may resign for "good reason," defined below, upon 30 days' written notice by Executive to the Company. The Company may waive Executive's obligation to work during this 30-day notice period and terminate his employment immediately, but if the Company takes this action Executive shall nevertheless be entitled to receive the payments provided for in Paragraph 11(a) of this Agreement. For purposes of this Agreement, "good reason" shall mean: (i) a substantial change in Executive's duties and responsibilities, which change would materially reduce Executive's stature, importance and dignity within the Company; (ii) the appointment of an executive officer superior in rank to Executive; (iii) the failure of the Board to nominate Executive for re-election as a director, or the failure of the stockholders to re-elect Executive; and/or (iv) the failure of the Company to pay any amount due to Executive hereunder which failure shall persist for ten (10) days after written notice of such failure shall have been given to the Company.

          (d) Resignation Without Good Reason. Notwithstanding any other provision of this Agreement, Executive may resign for any or no reason, upon 90 days' written notice by Executive to the Company. The Company may waive Executive's obligation to work during this 90-day notice period and terminate his employment immediately, but if the Company takes this action in the absence of agreement by Executive, Executive shall receive the base salary which would otherwise be due through the end of the notice period.

          (e) Resignation Upon A Change of Control. Notwithstanding any other provision of this Agreement, Executive may resign upon a Change of Control (as defined below), at any time within 12 months of such Change of Control, upon 30 days' written notice by Executive to the Company. The Company may waive Executive's obligation to work during this 30-day notice period and terminate his employment immediately, but if the Company takes this action Executive shall nevertheless be entitled to receive the payments provided for in Paragraph 11(b) of this Agreement.

          (f) Discharge for Cause. The Company may discharge Executive at any time for "Cause," which shall include but not be limited to: Executive's chronic neglect, refusal or failure to perform his employment duties and responsibilities, other than for reasons of sickness, accident or other similar causes beyond Executive's control; or Executive's commission of any dishonest act or intentional wrongdoing committed against the Company, its agents or employees or otherwise in connection with his employment by the Company or a conviction of a felony, whether or not in connection with employment. Executive's discharge for Cause shall be effective upon delivery to Executive of written notice specifying the matter or matters which the Board deems to constitute Cause.

          (g) Discharge Without Cause. Notwithstanding any other provision of this Agreement, Executive's employment may be terminated by the Company at any time without Cause.

          (h)  General.

               (i) Termination of Executive's employment pursuant to this Paragraph 10 shall release the Company of all of its liabilities and obligations under this Agreement, except as expressly provided under Paragraph 11 below. The preceding sentence shall not be deemed a release of Executive's right to contest any matter whatsoever arising under this Agreement in any appropriate judicial or other forum, subject to the provisions of Paragraph 18 hereof.

               (ii) Termination of Executive's employment pursuant to this Paragraph 10 shall not release Executive from his obligations and restrictions under Paragraphs 12 through 14 of this Agreement.

          (i) Definitions of Certain Terms. For purposes of this Agreement, the following definitions shall apply:

               (i)  "Beneficial Owner," "Beneficially Owns," and
"Beneficial Ownership" shall have the meanings ascribed to such terms for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules thereunder, except that, for purposes of this Paragraph 10, "Beneficial Ownership" (and the related terms) shall include Voting Securities that a Person has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants, options or otherwise, regardless of whether any such right is exercisable within 60 days of the date as of which Beneficial Ownership is to be determined.

               (ii) "Change of Control" means and shall be deemed to have occurred if

                    (A) any Person, other than the Company or a Related Party, acquires directly or indirectly the Beneficial Ownership of any Voting Security of the Company and immediately after such acquisition such Person has, directly or indirectly, the Beneficial Ownership of Voting Securities representing 25% or more of the total voting power of all the then-outstanding Voting Securities, or

                    (B) those individuals who as of January 15, 1997 constitute the Board or who thereafter are elected to the Board and whose election, or nomination for election, to the Board was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors as of January 15, 1997 or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the members of the Board; or

                    (C) the shareholders of the Company approve a merger, consolidation, recapitalization or reorganization of the Company, a reverse stock split of outstanding Voting Securities, or an acquisition of securities or assets by the Company (a "Transaction"), or consummation of such a Transaction if shareholder approval is not obtained, other than a Transaction which would result in the holders of Voting Securities having at least 80% of the total voting power represented by the Voting Securities outstanding immediately prior thereto continuing to hold Voting Securities or voting securities of the surviving entity having at least 60% of the total voting power represented by the Voting Securities or the voting securities of such surviving entity outstanding immediately after such Transaction and in or as a result of which the voting rights of each Voting Security relative to the voting rights of all other Voting Securities are not altered; provided, however, a Change of Control shall not be deemed to have occurred if the Board shall have determined in good faith, by action taken prior to the approval of the Transaction by shareholders or consummation of the Transaction if shareholder approval is not obtained, that such Transaction shall not constitute a Change of Control for purposes of this Agreement and options then outstanding under the Plan, which determination, if made with respect to a Transaction, shall not be deemed to constitute a determination with respect to any subsequent Transaction; or

                    (D) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than any such transaction which would result in Related Parties owning or acquiring more than 50% of the assets owned by the Company immediately prior to the transaction.

               (iii) "Person" shall have the meaning ascribed for purposes of Section 13(d) of the Exchange Act and the rules thereunder.

               (iv) "Related Party" means (A) a majority-owned subsidiary of the Company; or (B) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any majority-owned subsidiary of the Company; or (C) a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportion as their ownership of Voting Securities; or (D) if, prior to any acquisition of a Voting Security which would result in any Person Beneficially Owning more than 10% of any outstanding class of Voting Security and which would be required to be reported on a Schedule 13D or an amendment thereto, the Board approved the initial transaction giving rise to an increase in Beneficial ownership in excess of 10% and any subsequent transaction giving rise to any further increase in Beneficial Ownership; provided, however, that such Person has not, prior to obtaining Board approval of any such transaction, publicly announced an intention to take actions which, if consummated or successful (at a time such Person has not been deemed a "Related Party"), would constitute a Change of Control.

               (v) "Voting Securities" means any securities of the Company which carry the right to vote generally in the election of directors.

     11.  Payments Upon Termination.

          (a) Discharge Without Cause or Resignation for Good Reason. If Executive is discharged without Cause or resigns for Good Reason or this Agreement expires at the end of the Initial Term or any renewal term without extension pursuant to Paragraph 2:

               (i) Executive shall continue to receive his base salary, paid in monthly installments, for the greater of the remaining term of this Agreement or eighteen months. In addition, during the period in which Executive receives post-termination salary, the Company will pay the premiums in connection with Executive's continued participation in the Company's group health plans pursuant to COBRA, subject to such plans' terms, conditions and restrictions. Executive shall also receive that portion of his Performance Bonus as provided in Paragraph 3(b).

               (ii) The Company's obligation for base salary under subparagraph (i) above shall be offset by 50% of any compensation from employment earned by Executive through self-employment or with another employer during this period, and its obligation to continue payments on behalf of Executive for medical insurance shall cease upon Executive's acceptance of other employment pursuant to which comparable coverage is provided to Executive. Moreover, the Company's obligations under subparagraph (i) above shall cease in the event that Executive breaches any of the covenants or restrictions set forth in Paragraphs 12 through 14 below.

               (iii) Except as set forth above in this Paragraph 11, Executive shall not be eligible for any payments or other benefits upon termination of his employment without Cause or resignation for Good Reason.

          (b)  Resignation Upon a Change of Control.

               (i)  If Executive resigns upon a Change of Control,
Executive shall be entitled to the payments set forth in Paragraph 11(a) upon the terms and subject to the limitations set forth in such Paragraph, except that he shall only be entitled to receive post-termination compensation for a period of three years; if less than the remaining Initial Term of this Agreement.

              (ii) If, within 12 months following a Change of Control, Executive's employment is terminated by Executive for Good Reason or if Executive's employment is terminated without Cause, then, in lieu of any other severance payments under Paragraph 11(a) or 11(b)(i) of this Agreement, Company shall pay to Executive on the date of such termination, a lump sum amount equal to 2.99 times his "base amount" within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code").

          (c)  Death or Disability/Incapacity.

               (i) On death, Executive's estate's sole entitlement will be to (A) a lump sum payment of One Million Dollars ($1,000,000), plus (B) any amounts payable on account of Executive's death under any insurance or benefit plans or policies maintained by the Company. Throughout the term of this Agreement, Company shall maintain in effect a "keyman" life insurance policy on the life of Executive in an amount equal to or greater than One Million Dollars ($1,000,000) in order to assure an adequate funding source for the benefit described in clause (A) hereof.

               (ii) On termination for disability or incapacity, Executive's sole entitlement will be to (A) a continuation of his base salary for a period of three (3) years, plus (B) any amounts payable on account of Executive's disability or incapacity under any insurance or benefit plans or policies maintained by the Company.

          (d) Discharge for Cause or Resignation Without Good Reason. If Executive is discharged for Cause or Executive resigns without Good Reason, Executive's sole entitlement will be the receipt of base salary for any days worked through the date of termination.

     12. Company Property. All advertising, sales and other materials or articles or information, including without limitation data processing reports, customer sales or sourcing analyses, invoices, price lists or information, samples, or any other materials or data of any kind furnished to Executive by the Company or developed by Executive on behalf of the Company or at the Company's direction or for the Company's use or otherwise in connection with Executive's employment with the Company, are and shall remain the sole and confidential property of the Company; if the Company requests the return of such materials at any time during or at or after the termination of Executive's employment, Executive shall immediately deliver the same to the Company.

     13. Prohibited Public Statements. Executive shall not, either during or at any time after the termination of his employment, make any public statement (including a private statement reasonably likely to be repeated publicly) reflecting adversely on the Company and its business prospects, except for such statements which during Executive's employment he may be required to make in the ordinary course of his service as Chief Executive Officer.

     14.  Non-competition, Noninterference and Non-solicitation.

          (a) During the term of this Agreement and for a period equal to the greater of (x) two (2) years following termination of employment for any reason whatsoever, whether by Executive or by the Company and whether during the term of this Agreement or subsequent to the termination or (y) the period during which Executive is entitled to receive any payment under Paragraph 11 of this Agreement, Executive shall not directly or indirectly:

               (i) solicit, induce or encourage any customer, employee, consultant, independent contractor or vendor of the Company to cease to do business with or to be employed by the Company; or

               (ii) engage in (as a principal, partner, director, officer, agent, employee, consultant, owner, independent contractor or otherwise) or be financially interested in any business which is in actual competition with the Company.

          (b) During his employment with the Company and at all times thereafter, Executive shall not use for his personal benefit, or disclose, communicate or divulge to, or use for the direct or indirect benefit of any person, firm, association or company other than the Company, any material referred to in Paragraph 12 above or any information regarding the business methods, policies, procedures, strategies or techniques, research or development projects or results, trade secrets, or other knowledge or processes of or developed by the Company or any names and addresses of employees, customers or vendors or any data on or relating to past, present or prospective customers or any other confidential information relating to or dealing with the business operations, strategies or activities of the Company, made known to Executive or learned or acquired by Executive while in the employ of the Company.

          (c) Any and all writings, inventions, improvements, processes, procedures and/or techniques which Executive may make, conceive, discover or develop, either solely or jointly with any other person or persons, during his employment with the Company, whether during working hours or at any other time and whether at the request or upon the suggestion of the Company or otherwise, which relate to or are useful in connection with any business now or hereafter carried on or contemplated by the Company, including developments or expansions of its present fields of operations, shall be the sole and exclusive property of the Company. Executive shall make full disclosure to the Company of all such writings, inventions, improvements, processes, procedures and techniques, and shall do everything necessary or desirable to vest the absolute title thereto in the Company. Executive shall write and prepare all specifications and procedures regarding such inventions, improvements, processes, procedures and techniques and otherwise aid and assist the Company so that the Company can prepare and present applications for copyright or Letters Patent therefor and can secure such copyright or Letters Patent wherever possible, as well as reissues, renewals, and extensions thereof, and can obtain the record title to such copyright or patents so that the Company shall be the sole and absolute owner thereof in all countries in which it may desire to have copyright or patent protection. Executive shall not be entitled to any additional or special compensation or reimbursement regarding any and all such writings, inventions, improvements, processes, procedures and techniques.

          (e) Executive agrees that if any portion of the foregoing covenants, or the application thereof, is construed to be invalid or unenforceable, the remainder of such covenant or covenants or the application thereof shall not be affected and the remaining covenant or covenants will then be given full force and effect without regard to the invalid or unenforceable portions. If any covenant is held to be unenforceable because of the area covered, the duration thereof or the scope thereof, Executive agrees that the court making such determination shall have the power to reduce the area and/or the duration and/or limit the scope thereof, and the covenant shall then be enforceable in its reduced form as is adjudged to be reasonable by the court. If Executive violates any of the restrictions contained in the foregoing Paragraph 14, the restrictive period shall not run in favor of Executive from the time of the commencement of any such violation until such time as such violation shall be cured by Employee to the satisfaction of the Company.

          (f) The provision of Paragraphs 12 through 14 shall survive the termination of Executive's employment as well as the expiration of this Agreement at the end of its Initial Term or any renewal term or at any time prior thereto.

          (g) For purposes of Paragraphs 12 through 14 of this Agreement, the term "Company" shall include not only International Thoroughbred Breeders, Inc., but also any of its subsidiaries or successors.

     15. Purchase or Other Acquisition of Company. In the event of the proposed acquisition of the Company, or of all or any material portion of its assets (regardless of the form of the proposed acquisition), or the proposed acquisition by any Person (other than a Related Person) of 80% or more of the Voting Securities of the Company whether from the Company or its shareholders, or in the event the Company obtains financing, whether in the form of debt, equity or a combination of debt and equity (other than short-term working capital borrowing) (each of which events is hereinafter referred to as a "Transaction") Executive shall, subject to the direction of the Board of Directors, be primarily responsible for representing the interests of the Company in conducting negotiations for the Transaction. If any such Transaction results in the acquisition of the Company or all or any material portion of its assets, or in the acquisition of 80% or more of the Voting Securities of the Company by any Person (other than a Related Person) or in the Company's securing financing, as aforesaid, the Company shall pay Executive, or cause Executive to be paid by the acquiring Person, a fee for his services in connection with the Transaction in an amount equal to 3% of the total consideration payable to or obtained by the Company and/or its shareholders by virtue of the Transaction, which Transaction fee shall be paid to Executive in a lump sum upon consummation of the Transaction.

     16.  Specific Performance.    Executive acknowledges that the
obligations undertaken by him pursuant to this Agreement are unique and that the Company will likely have no adequate remedy at law if Executive shall fail to perform any of his obligations hereunder. Executive therefore confirms that the Company's right to specific performance of the terms of this Agreement is essential to protect the rights and interests of the Company. Accordingly, in addition to any other remedies that the Company may have at law or in equity, the Company shall have the right to have all obligations, covenants, agreements and other provisions of this Agreement specifically performed by Executive and the Company shall have the right to obtain preliminary injunctive relief to secure specific performance and to prevent a breach or contemplated breach of this Agreement by Executive.

     17.  Taxes.

          (a) All payments to be made to Executive under this Agreement will be subject to required withholding of federal, state and local income and employment taxes and any other items required to be withheld therefrom.

          (b) Notwithstanding any other provision of this Agreement, if any of the payments provided for in this Agreement, together with any other payments which Executive has the right to receive from the Company or any corporation which is a member of an "affiliated group" (as defined in Section 1504(a) of the Code without regard to Section 1504(b) of the Code) of which the Company is a member, would constitute a "parachute payment" (as defined in Section 280G(b)(2) of the Code), payments pursuant to this Agreement shall be reduced to the largest amount as will result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Code and the determination of which such payments are to be reduced shall be made by the Company in its sole discretion.

     18. Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement or the breach thereof or otherwise arising out of Executive's employment or the termination of that employment shall, to the fullest extent permitted by law, be settled by arbitration in any forum agreed upon by the parties or, in the absence of such an agreement, under the auspices of the American Arbitration Association ("AAA") in Philadelphia, Pennsylvania in accordance with the Employment Dispute Resolution Rules of the AAA, including, but not limited to, the rules and procedures applicable to the selection of arbitrators. The arbitration panel shall consist of persons experienced in business affairs. The award rendered by the arbitrator shall include a statement of the findings of fact and the conclusions of law which serve as the basis for the award. Judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. Notwithstanding the foregoing, this provision shall not preclude the Company from pursuing a court action for the purpose of enforcing Paragraph 14 hereof, including obtaining a temporary restraining order or a preliminary or permanent injunction in circumstances in which such relief is appropriate or damages. In the event that the arbitration relates principally to Executive's termination for Cause, the arbitrators shall award counsel fees and costs to Executive if he prevails.



     19.   Miscellaneous.

          (a) Integration; Amendment. This Agreement constitutes the entire agreement between the parties hereto with respect to the matters set forth herein and supersedes and renders of no force and effect all prior understandings and agreements between the parties with respect to the matters set forth herein. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties.

          (b) Assignment. This Agreement is personal in nature and neither of the parties shall, without the consent of the other, assign or transfer this Agreement or any rights or obligations hereunder. This Agreement and all of the provisions herein shall be binding upon and inure to the benefit of, the parties hereto and their successors (including successors by merger, consolidation or similar transactions), permitted assigns, personal representatives, heirs, executors and administrators.

          (c) Severability. If any part of this Agreement is contrary to, prohibited by, or deemed invalid under applicable law or regulations, such provision shall be inapplicable and deemed omitted to the extent so contrary, prohibited, or invalid, but the remainder of this Agreement shall not be invalid and shall be given full force and effect so far as possible.

          (d) Waivers. The failure or delay of any party at any time to require performance by the other party of any provision of this Agreement, even if known, shall not affect the right of such party to require performance of that provision or to exercise any right, power, or remedy hereunder, and any waiver by any party of any breach of any provision of this Agreement shall not be construed as a waiver of any continuing or succeeding breach of such provision, a waiver of the provision itself, or a waiver of any right, power, or remedy under this Agreement. No notice to or demand on any party in any case shall, of itself, entitle such party to any other or further notice or demand in similar or other circumstances.

          (e)  Power and Authority.

               (i) The Company represents and warrants to Executive that it has the requisite power to enter into this Agreement and perform the terms hereof; and that the execution, delivery and performance of this Agreement by it has been duly authorized by all appropriate action; and this Agreement represents the valid and legally binding obligation of the Company and is enforceable against it in accordance with its terms.

               (ii) Executive represents and warrants to the Company that he has full power to enter into this Agreement and perform his duties hereunder; that the execution and delivery of this Agreement and the performance of his duties hereunder shall not result in a breach of, or constitute a default under, any agreement or understanding, oral or written, to which he is a party or by which he may be bound; and this Agreement represents the valid and legally binding obligation of Executive and is enforceable against him in accordance with its terms.

          (f) Burden and Benefit; Survival. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, personal and legal representatives, successors and, subject to Paragraph 19(b) above, assigns. In addition to, and not in limitation of anything contained in this Agreement, it is expressly understood and agreed that the Company's obligation to pay termination compensation set forth herein and the provisions of Paragraphs 12 through 14, 16 and 17 shall survive any termination of this Agreement.

          (g) Governing Law; Headings. This Agreement and its construction, performance, and enforceability shall be governed by, and construed in accordance with, the laws of the State of Delaware. Headings and titles herein are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

          (h) Notices. All notices called for under this Agreement shall be in writing and shall be deemed given upon receipt if delivered personally or by facsimile transmission and followed promptly by mail, or mailed by registered or certified mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other address for a party as shall be specified by like notice; provided that notices of a change of address shall be effective only upon receipt thereof):

                              If to Executive:

                              Nunzio P. DeSantis
                              2805 Ashworth Circle
                              Las Vegas, Nevada  89107

                              with a copy to:

                              E. Gerald Riesenbach, Esquire
                              Cozen and O'Connor
                              3rd Floor, The Atrium
                              1900 Market Street
                              Philadelphia, PA  19103

                              If to the Company:

                              International Thoroughbred
                    Breeders, Inc.
                              600 Central Avenue, S.W.
                              3rd Floor
                              Albuquerque, NM  87102
                              Attention:  Chairman of the Board


or to any other address or addressee as any party entitled to receive notice under this Agreement shall designate, from time to time, to the other in the manner provided in this Paragraph 19(h) for the service of notices. Any notice delivered to the party hereto to whom it is addressed shall be deemed to have been given and received on the day it was received; provided, however, that if such day is not a business day then the notice shall be deemed to have been given and received on the business day next following such day.

          (i) Counterparts. This Agreement may be executed in one or more counterparts and by facsimile, each of which counterparts and/or facsimiles shall be deemed to be an original, and all such counterparts and facsimiles shall constitute one and the same instrument.

          (j) Expenses. The Company agrees to pay all legal fees and expenses which Executive incurs in connection with the negotiation of this Agreement.

          (k) Inconsistent Documents. If any provision of this Agreement would conflict with any policy, procedure, manual, program, practice or other Company document (collectively "Plan") which would otherwise apply to Executive (including, without limitation, the provisions of any compensation, bonus, option or severance Plan) then the provisions of this Agreement shall apply and shall supersede any such Plan.


     IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.


ATTEST:                       INTERNATIONAL THOROUGHBRED
                              BREEDERS, INC.



_________________________     By:





WITNESS:


                                                           (SEAL)
                              Nunzio P. DeSantis



EXHIBIT 10.10

                         CONSULTANT AGREEMENT


          AGREEMENT made as of the 15th day of January, 1997, by and between International Thoroughbred Breeders, Inc. (the "Company") and Anthony Coelho ("Coelho").

                              BACKGROUND

          Coelho has for many years worked in the gaming and hospitality industries in a variety of executive and managerial capacities and has extensive experience in acquiring, developing and operating casinos. The Company intends to acquire and/or develop one or more casinos or other lodging facilities and, in connection therewith, desires to avail itself of Coelho's skill and expertise. Accordingly, the Company has requested that Coelho provide certain consulting and related services to the Company and Coelho is willing to provide such services to the Company on the terms and subject to the conditions hereinafter set forth.

          NOW, THEREFORE, in consideration of the mutual covenants herein contained, and intending to be legally bound hereby, the parties agree as follows:
          1. TERM. For the period commencing as of January 15, 1997 and continuing thereafter from month-to-month until the termination of this Agreement as provided in Paragraph 6 hereof, Coelho shall provide consulting and related services to the Company as more fully described in Paragraph 3.
          2. CONSULTING FEES. For the services to be rendered to the Company by Coelho:
               a.   The Company shall pay Coelho a fee of Ten Thousand
Dollars ($10,000) per month during the term of this Agreement.
               b.   The Company shall pay Coelho a fee of Twenty Five
Hundred Dollars ($2,500) for each meeting of the Board of Directors of the Company which Coelho either attends in person or participates in by telephone.
               c. The Company shall provide Coelho with a monthly automobile expense allowance of Five Hundred Dollars ($500) and shall make available to Coelho at the Company's expense the use of a private jet in connection with the performance of his duties hereunder, if and when such private jet is available.
                    Anything herein to the contrary notwithstanding, the payment to Coelho of the amounts provided for in this Paragraph 2 shall not commence until the month in which the Company obtains financing in the amount of Fifty Million Dollars ($50,000,000) or more, whether in the form of debt, equity or a combination thereof.
          3. DUTIES. The terms upon which Coelho shall provide consulting services to the Company are as follows:
               a. Coelho shall serve the Company as Chairman of the Board of Directors and as a consultant to senior management. In such capacities, Coelho shall devote himself to strategic planning and initiatives with respect to the Company's goal of owning and operating one or more casinos or other lodging facilities or otherwise participating in the gaming and hospitality industries. Coelho shall make himself reasonably available to the Company for a maximum of seven (7) days per month and for a maximum of eight
(8) hours per any such day during the term of the Agreement.
               b. Coelho's services hereunder shall be provided at such locations, on such dates and at such times as are mutually agreed upon by Coelho and the Chief Executive Office of the Company, taking into consideration that Coelho may have commitments and time constraints resulting from Coelho's other activities and endeavors which will impact on his schedule.
               c. During the term of this Agreement, the Company shall provide Coelho with suitable office space and secretarial support.
          4. INDEPENDENT CONTRACTOR. Coelho shall provide services to the Company hereunder as an independent contractor, and not as an employee.
As such, Coelho shall not be entitled to participate in any benefit policy, program or plan maintained by the Company for the benefit of Company's employees.
          5. STOCK OPTIONS. As of the date hereof, the Company shall issue to Coelho options to purchase up to one million (1,000,000) shares of the Company's Common Stock under the Company's 1997 Stock Option Plan at a price of Four Dollars ($4.00) per share. Options covering two hundred thousand (200,000) shares shall be exercisable immediately, and options covering an additional one hundred thousand (100,000) shares shall become exercisable on each succeeding anniversary of the date hereof. The options shall be represented by the form of option agreement typically used by the Company pursuant to the 1997 Stock Option Plan with such changes as shall be required to conform to the terms of this Agreement. The options granted pursuant to this Agreement shall be in lieu of any options which might otherwise be granted to Coelho in consideration of his performance of services for the Company.
          6. TERMINATION OF AGREEMENT. This Agreement shall terminate upon the earliest to occur of
               (a)  Coelho's death;
               (b) a determination by the Board of Directors that Coelho is not able physically or mentally substantially to perform his material duties hereunder;
               (c)  the failure of the Board of Directors to nominate
Coelho for re-election as Chairman of the Board of Directors;
               (d) the failure of the stockholders of the Company to re-elect Coelho as a director;
               (e)  Coelho's resignation as Chairman of the Board; or
               (f) the termination of Coelho's service to the Company by decision of a majority of the Board of Directors.
Upon termination of this Agreement, the Company shall have no further obligation to Coelho hereunder; provided, however, that the consulting fee payable to Coelho pursuant to Paragraph 2. a. of this Agreement shall be prorated for the month in which this Agreement terminates.
          7. COMPANY PROPERTY. All advertising, sales and other materials or articles or information, including without limitation data processing reports, customer sales or sourcing analyses, invoices, price lists or information, samples, or any other materials or data of any kind furnished to Coelho by the Company or developed by Coelho on behalf of the Company or at the Company's direction or for the Company's use or otherwise in connection with Coelho's service with the Company, are and shall remain the sole and confidential property of the Company; if the Company requests the return of such materials at any time during or at or after the termination of Coelho's service, Coelho shall immediately deliver the same to the Company.
          8.   NON-COMPETITION, NONINTERFERENCE AND NON-SOLICITATION.
               (a) During the term of this Agreement and for a period equal to one year following termination of service for any reason whatsoever, Coelho shall not directly or indirectly:
                    (i) solicit, induce or encourage any customer, employee, consultant, independent contractor or vendor of the Company to cease to do business with or to be employed by the Company; or
                    (ii) engage in (as a principal, partner, director, officer, agent, employee, consultant, owner, independent contractor or otherwise) or be financially interested in any business which is in actual competition with the Company.
               (b) During his service with the Company and at all times thereafter, Coelho shall not use for his personal benefit, or disclose, communicate or divulge to, or use for the direct or indirect benefit of any person, firm, association or company other than the Company, any material referred to in Paragraph 7 above or any information regarding the business methods, policies, procedures, strategies or techniques, research or development projects or results, trade secrets, or other knowledge or processes of or developed by the Company or any names and addresses of employees, customers or vendors or any data on or relating to past, present or prospective customers or any other confidential information relating to or dealing with the business operations, strategies or activities of the Company, made known to Coelho or learned or acquired by Coelho while in the service of the Company.
               (c) Any and all writings, inventions, improvements, processes, procedures and/or techniques which Coelho may make, conceive, discover or develop, either solely or jointly with any other person or persons, during his service with the Company, whether during working hours or at any other time and whether at the request or upon the suggestion of the Company or otherwise, which relate to or are useful in connection with any business now or hereafter carried on or contemplated by the Company, including developments or expansions of its present fields of operations, shall be the sole and exclusive property of the Company. Coelho shall make full disclosure to the Company of all such writings, inventions, improvements, processes, procedures and techniques, and shall do everything necessary or desirable to vest the absolute title thereto in the Company. Coelho shall write and prepare all specifications and procedures regarding such inventions, improvements, processes, procedures and techniques and otherwise aid and assist the Company so that the Company can prepare and present applications for copyright or Letters Patent therefor and can secure such copyright or Letters Patent wherever possible, as well as reissues, renewals, and extensions thereof, and can obtain the record title to such copyright or patents so that the Company shall be the sole and absolute owner thereof in all countries in which it may desire to have copyright or patent protection. Coelho shall not be entitled to any additional or special compensation or reimbursement regarding any and all such writings, inventions, improvements, processes, procedures and techniques.
               (e) Coelho agrees that if any portion of the foregoing covenants, or the application thereof, is construed to be invalid or unenforceable, the remainder of such covenant or covenants or the application thereof shall not be affected and the remaining covenant or covenants will then be given full force and effect without regard to the invalid or unenforceable portions. If any covenant is held to be unenforceable because of the area covered, the duration thereof or the scope thereof, Coelho agrees that the court making such determination shall have the power to reduce the area and/or the duration and/or limit the scope thereof, and the covenant shall then be enforceable in its reduced form as is adjudged to be reasonable by the court. If Coelho violates any of the restrictions contained in the foregoing Paragraph 8, the restrictive period shall not run in favor of Coelho from the time of the commencement of any such violation until such time as such violation shall be cured by Coelho to the satisfaction of the Company.
               (f) The provision of Paragraphs 7 and 8 shall survive the termination of Coelho's service with the Company.
               (g) For purposes of Paragraphs 7 and 8 of this Agreement, the term "Company" shall include not only International Thoroughbred Breeders, Inc., but also any of its subsidiaries or successors.
          9. WAIVER. No provision of this Agreement may be modified, waived, or discharged unless such waiver, modification, or discharge is agreed to in writing and signed by Coelho and the Company. No waiver by either party hereto at any time or any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.
          10. BINDING AGREEMENT; ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their heirs, personal representatives, successors or assigns. Notwithstanding the foregoing, this Agreement shall not be assignable by Coelho.
          11. APPLICABLE LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.
          12. HEADINGS. The headings of the Paragraphs of this Agreement are for convenience only and shall not control or effect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.
          13. EXECUTION IN COUNTERPARTS. This Agreement may be executed in one or more counterparts and shall be effective upon such execution. Any original executed counterpart shall be deemed an executed original. Executed counterparts which have been communicated by facsimile transmission shall be as fully effective as an original executed counterpart.
          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                   ________________________(SEAL)
                                   Anthony Coelho

                         Witness:  ______________________________


                                   INTERNATIONAL THOROUGHBRED BREEDERS,
                                   INC.


                                   By:___________________________
                                      Name:  Nunzio DeSantis


                                   Attest:_______________________
                                      Name:  Joseph Zappala





EXHIBIT 10.11

AMENDED AND RESTATED EMPLOYMENT AGREEMENT


          THIS AGREEMENT, made as of October 16, 1997, by and between INTERNATIONAL THOROUGHBRED BREEDERS, INC., a Delaware corporation (hereinafter called "Company"), and RICHARD E. ORBANN, an individual (hereinafter called "Employee").

                         W I T N E S S E T H:

          WHEREAS, Employee and Company are parties to an Employment Agreement dated as of January 1, 1996, as amended by Amendment No. 1 dated as of May 14, 1996 (collectively, the "Original Agreement"); and

          WHEREAS, Company desires to extend the term of Employee's employment pursuant to the Original Agreement and Company and Employee desire to make certain other changes to the terms and conditions of his employment.

          NOW, THEREFORE, in consideration of the facts, mutual promises and covenants contained herein and intending to be legally bound hereby, Company and Employee agree to amend and restate the Original Agreement by entering into this Amended and Restated Employment Agreement (this "Agreement") upon the following terms and conditions:

          1. Definitions. As used herein, the following terms shall have the meanings set forth below unless the contexts otherwise requires.

               (a) "Base Compensation" shall mean the annual rate of compensation set forth in Section 5(a) hereof, as such amount may be adjusted from time to time.

               (b)  "Board" shall mean the Board of Directors of Company.

               (c)  "Cause" shall mean

                    (i) Employee is convicted of a felony involving fraud or dishonesty or any other crime for which a term of imprisonment in excess of one (1) year could be imposed or has entered a plea of nolo contendere (or similar plea) to a charge of any such offense;

                    (ii) Employee uses alcohol or any unlawful controlled substance to an extent that it interferes on a continuing and material basis with the performance of Employee's duties under this Agreement;

                    (iii) any act of fraud, intentional or willful misappropriation or personal dishonesty relating to or involving Company in any material way;

                    (iv) Employee intentionally or willfully engages in grossly negligent or willful misconduct;

                    (v) Employee fails to obey any reasonable Board directive, which failure continues for five (5) days;

                    (vi) Employee's material breach of any of the terms of this Agreement, which material breach is not cured within ninety (90) days after receipt of written notice from Company to Employee; or

                    (vii) Judgment is consented to by or rendered against Employee on which any regulatory licensor of Company or any of its Subsidiaries bases a threatened license revocation, after the expiration of any appeal right, in any, undertaken by Employee.

               (d) "Change of Control" shall mean and shall be deemed to have occurred if:

                    (i) those individuals elected to the Board who were either designated by Nunzio P. DeSantis (the "DeSantis Designees") or were nominated for election by the DeSantis Designees, cease for any reason to constitute a majority of the members of the Board; or

                    (ii) the shareholders of Company approve a merger, consolidation, recapitalization or reorganization of Company, a reverse stock split of outstanding Voting Securities, or an acquisition of securities or assets by Company (a "Transaction"), or consummation of such a Transaction if shareholder approval is not obtained, other than a Transaction which would result in the holders of Voting Securities having at least 80% of the total voting power represented by the Voting Securities outstanding immediately prior thereto continuing to hold Voting Securities or voting securities of the surviving entity having at least 60% of the total voting power represented by the Voting Securities or the voting securities of such surviving entity outstanding immediately after such Transaction and in or as a result of which the voting rights of each Voting Security relative to the voting rights of all other Voting Securities are not altered; or

                    (iii) the shareholders of Company approve a plan of complete liquidation of Company or an agreement for the sale or disposition by Company of all or substantially all of Company's assets other than any such transaction which would result in Related Parties owning or acquiring more than 50% of the assets owned by Company immediately prior to the transaction.

               (e) "Disability" shall mean Employee's inability, for a period of three consecutive months, or a cumulative period of ninety (90) business days out of a consecutive period of six (6) months, to perform the essential duties of Employee's position, with or without any reasonable accommodation required by law, due to a mental or physical impairment which substantially limits one or more major life activities.

               (f) "Related Party" shall mean (i) a majority-owned subsidiary of the Company, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any majority-owned subsidiary of the Company, or (iii) a corporation owned directly or indirectly by the shareholders of the Company in substantially the same proportion as their ownership of Voting Securities.

               (g) "Subsidiary" shall mean any corporation in which Company owns directly or indirectly 50% or more of the Voting Securities; or any other venture in which it owns 50% or more of the equity.

               (h) "Term of Employment" shall mean the period specified in Section 4 hereof as such period may be extended pursuant to such Section and as the same may be terminated in accordance with this Agreement.

               (i) "Voting Security" shall mean capital stock of any class or classes having general voting power under ordinary circumstances, in the absence of contingencies, to elect the directors of a corporation.

          2. Employment. Company hereby employs Employee and Employee hereby accepts employment by Company for the period and upon the terms and conditions contained in this Agreement.

          3.   Office and Duties.

               (a)  Employee shall serve Company generally as Vice
President of Racing Operations and shall have such authority and such responsibilities as Company reasonably may determine from time to time. Employee shall perform any other duties reasonably required by Company and, if requested by Company, shall serve as an officer or director of Company or any of its Subsidiaries without additional compensation; provided, however, that Employee shall not be required to become a director or officer of Company unless Company maintains directors and officers' liability insurance during Employee's term as director or officer in an amount and type of coverage consistent with its past practice.

               (b) Throughout the Term of Employment, Employee shall devote his entire working time, energy, skill and best efforts to the performance of his duties hereunder in a manner which will faithfully and diligently further the business and interests of Company.

          4.   Term of Employment.

               (a) Initial Term. Employee shall be employed by Company for an initial Term of Employment from the date of this Agreement through and including December 31, 2001, unless sooner terminated as hereinafter provided.


               (b) Renewal. Unless either party elects to terminate this Agreement at the end of the initial or any renewal term by giving the other party notice of such election at least six (6) months before the expiration of the then current term, this Agreement shall be deemed to have been renewed for an additional term of two (2) years commencing on the day after the expiration of the then current term.

               (c) Failure to Renew. In the event that Company chooses not to renew this Agreement at the end of the initial or any renewal Term of Employment, Company shall (i) pay to Employee six (6) months of Employee's Base Compensation (plus unused vacation and sick leave), in one lump sum or in equal weekly installments over six (6) months at Employee's option, (ii) transfer to Employee title to the automobile used by Employee, at no cost to Employee, free and clear of any liens, claims or encumbrances, (iii) assign and transfer to Employee all rights to any life insurance policies insuring the life of Employee and all rights under any employee benefit plans (including Company's 401(k) Plan) in which Employee is vested at the effective date of such termination and (iv) continue to pay Employee's health insurance until the earlier of six (6) months from the expiration of this Agreement or the date Employee obtains a new job which offers health insurance.
Thereafter, Company shall have no further obligations to Employee.

          5.   Compensation and Benefits.

               (a) (i) For all of the service rendered by Employee to Company, Employee shall receive Base Compensation at the gross annual rate (without regard to authorized or legally required deductions and withholdings) of One Hundred and Sixty Thousand Dollars ($160,000), payable in reasonable periodic installments in accordance with Company's regular payroll practices in effect from time to time.

                    (ii) Base Compensation of Employee shall be increased at the commencement of any renewal term by ten percent (10%) of the then existing Base Compensation.

               (b) In addition to Employee's Base Compensation, Company from time to time may pay Employee such bonuses or other additional compensation as Company may determine, but there is no agreement regarding any such additional payments, the existence and amounts of which shall be within Company's sole discretion.

               (c) Throughout the Term of Employment and as long as they are kept in force by Company, Employee shall be entitled to participate in and receive the benefits of any profit sharing or retirement plans and any health, life, accident or disability insurance plans or programs made available to other senior management of Company or Garden State Race Track, Inc.; provided such benefits are no less than current levels.

          6.   Fringe Benefits

               In consideration of Employee's covenants under this Agreement, Employee shall be entitled to the benefits set forth below in this
Section 6 during the Term of Employment or as otherwise stated in this
Section:

               (a) On August 1, 1999, and on every third anniversary thereof during the Term of Employment under this Agreement, Company will either lease or purchase for Employee a new automobile of Employee's choice (which new automobile shall not exceed Fifty-Five Thousand Dollars ($55,000), exclusive of tax, tags and title) for Employee's use. Company will pay all insurance, operating, maintenance and repair costs in connection with any automobile leased or purchased by Company for the benefit of Employee.

               (b)  Company will pay to Employee Five Hundred Dollars
($500) per month for reimbursement of expenses incurred by Employee in connection with performance of Employee's duties hereunder, without receipt of documentation therefor. In the event that Employee's reasonable and necessary expenses incurred in performance of Employee's duties hereunder exceed $500 in any month, Company will reimburse Employee for said expenses upon receipt of documentation therefor in accordance with Company's regular reimbursement procedures and practices in effect from time to time.

               (c) Unless it is necessary for him to relocate out of the Philadelphia/New Jersey region, Employee will be entitled to remain in his current office and the facilities of Company shall be generally available to Employee in the performance of Employee's duties, it being understood that all equipment, supplies, secretarial staff and other office personnel required in the performance of Employee's duties shall be supplied by Company.

               (d) In the event it is necessary for Employee to relocate out of the Philadelphia/New Jersey region in order to fulfill his obligations to Company under this Agreement, Company shall pay all reasonable moving expenses of Employee, net of any taxes attributable to Employee.

          7. Disability. If Employee suffers a Disability, Company may terminate this Agreement at any time thereafter by giving Employee ten (10) days written notice of termination. In the event that Company terminates this Agreement under this Section 7, Company shall be obligated to pay to Employee, in one lump sum or weekly at Employee's option, six (6) months Base Compensation (plus unused vacation and sick leave). In addition, Company shall assign and transfer to Employee all rights to any life insurance policies insuring the life of Employee and all rights under any employee benefit plans (including Company's 401(k) Plan) in which Employee is vested at the effective date of such termination. Thereafter, Company shall have no further obligations to Employee.

          8. Death. If Employee dies during the Term of Employment, this Agreement shall automatically terminate. Thereafter, Company shall have no further obligations to Employee's estate.

          9. Resignation upon Change of Control. Notwithstanding any other provision of this Agreement, Employee may resign upon Change of Control, at any time within twelve (12) months of such Change of Control, upon thirty
(30) days' written notice by Employee to Company. In such an event, Company shall pay to Employee, in one lump sum or weekly at Employee's option, Employee's Base Compensation at the current rate for the remainder of the then existing Term of Employment (plus unused vacation and sick leave). In addition, Company shall transfer title to the automobile used by Employee, without cost to Employee, free and clear of any liens, claims or encumbrances and shall assign and transfer to Employee all rights to any life insurance policies insuring the life of Employee and all rights under any employee benefit plans (including Company's 401(k) Plan) in which Employee is vested at the effective date of such termination. Thereafter, Company shall have no further obligations to Employee. Company may waive Employee's obligation to work during this 30-day notice period and terminate Employee's employment and this Agreement immediately; provided, however, that such termination does not relieve Company of its obligations to Employee as set forth in this Section 9.

          10. Resignation Without Good Reason. Notwithstanding any other provision of this Agreement, Employee may resign for any or no reason, upon ninety (90) days' written notice by Employee to Company. Company may waive Employee's obligation to work during this 90-day notice period and terminate Employee's employment and this Agreement immediately, but if Company takes this action in the absence of agreement by Employee, Employee shall receive the Base Compensation which would otherwise be due through the end of the notice period. After June 30, 1998, if Employee resigns under this Section 10, Company shall be obligated to pay to Employee, in one lump sum or weekly at Employee's option, six (6) months Base Compensation (plus unused vacation and sick leave). In addition, Company shall assign and transfer to Employee all rights to any life insurance policies insuring the life of Employee and all rights under any employee benefit plans (including Company's 401(k) Plan) in which Employee is vested at the effective date of such termination. Thereafter, Company shall have no further obligations to Employee.

          11. Termination of Business. If Company shall discontinue the business operation in which Employee is employed, Company may terminate this Agreement by giving Employee ten (10) days written notice of termination. In the event that Company terminates this Agreement under this Section 11, Company shall be obligated to pay to Employee, in one lump sum payment or weekly at Employee's option, Employee's Base Compensation at its then current rate for the remainder of the then existing Term of Employment. In addition, Company shall transfer title to the automobile used by Employee, without cost to Employee, free and clear of any liens, claims or encumbrances and shall assign and transfer to Employee all rights to any life insurance policies insuring the life of Employee and all rights under any employee benefit plans (including Company's 401(k) Plan) in which Employee is vested at the effective date of such termination. Thereafter, Company shall have no further obligations to Employee.

          12. Termination for Cause. Company may terminate this Agreement for Cause, in which event Company shall have no further obligations or liabilities hereunder after the date of such termination.

          13.  Termination for No Cause.  Company may terminate this
Agreement for no Cause, which termination shall be effective sixty (60) days after notice of the same. Upon such termination, Company shall pay Employee, in one lump sum or weekly at Employee's option, an amount equal to the greater of six (6) months Base Compensation or Employee's Base Compensation at the then current rate for the remainder of the then existing Term of Employment (plus unused vacation time and sick leave). In addition, Company shall assign and transfer to Employee all rights to any life insurance policies insuring the life of Employee and all rights under any Employee benefit plans (including Company's 401(k) Plan. Company shall also transfer title to the automobile used by Employee, without cost to Employee, free and clear of any liens, claims or encumbrances. Thereafter, Company shall have no further obligations to Employee. Company may waive Employee's obligation to work during this 60-day notice period and terminate Employee's employment and this Agreement immediately; provided, however, that such termination does not release Company of its obligation to Employee as set forth in this Section 13.


          14. Company Property. All advertising, sales, manufacturers' and other materials or articles or information, including without limitation data processing reports, customer sales analyses, invoices, price lists or information, samples, or any other materials or data of any kind furnished to Employee by Company or developed by Employee on behalf of Company or at Company's direction or for Company's use or otherwise in connection with Employee's employment hereunder, are and shall remain the sole and confidential property of Company; if Company requests the return of such materials at any time during or at or after the termination of Employee's employment, Employee shall immediately deliver the same to Company.

          15. Prior Agreements. Employee represents to Company (a) that there are no restriction, agreements or understandings whatsoever to which Employee is a party which would prevent or make unlawful his execution of this Agreement or his employment hereunder, (b) that his execution of this Agreement and his employment hereunder shall not constitute a breach of any contract, agreement or understanding, oral or written, to which he is a party or by which he is bound and (c) that he is free and able to execute this Agreement and to enter into employment by Company.

          16.  Miscellaneous.

               (a) Indulgences, Etc. Neither the failure nor any delay on the party of either party to exercise any right, remedy, power or privilege under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, power or privilege preclude any other or further exercise of the same or of any other right, remedy, power or privilege, nor shall any waiver of any right, remedy, power or privilege with respect to any occurrences be construed as a waiver of such right, remedy, power or privilege with respect to any other occurrence. No waiver shall be effective unless it is in writing and is signed by the party asserted to have granted such waiver.

               (b) Controlling Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey.

               (c) Notices. All notices, requests, demands and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given, made and received only when delivered (personally, by courier service such as Federal Express, or by other messenger) or when deposited in the United States mails, registered or certified mail, postage prepaid, return receipt requested, addressed as set forth below:

                    (i)  If to Employee:

                         Richard E. Orbann
                         652 Adams Avenue
                         Langhorne, PA 19047

                         with copy, given in the manner prescribed above, to:

                         Daniel Barrison, Esquire
                         Sherman, Silverstein, Kohl,
                           Rose & Podolsky
                         4300 Haddonfield Road, Suite 311
                         Pennsauken, NJ 08109

                    (ii) If to Company:
                         International Thoroughbred Breeders, Inc.
                         Route 70 and Haddonfield Road
                         Cherry Hill, New Jersey 08034
                         Attention:  Chief Executive Officer

                         with a copy, given in the manner prescribed above, to:

                         E. Gerald Riesenbach, Esquire
                         Cozen and O'Connor
                         1900 Market Street
                         Philadelphia, Pennsylvania 19103

          Any party may alter the address to which communications or copies are to be sent by giving notice of such change of address in conformity with the provisions of this paragraph for the giving of notice.

               (d) Binding Nature of Agreement. This Agreement shall be binding upon and inure to the benefit of Company and its successors and assigns and shall be binding upon Employee, his heirs and legal representatives.

               (e) Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which shall together constitute one and the same instrument. This Agreement shall become binding when one or more counterparts hereof, individually taken together, shall bear the signatures of all of the parties reflected hereon as the signatories.

               (f)  Provisions Separable.  The provisions of this
Agreement are independent of and separable from each other, and no provision shall be affected or rendered invalid or unenforceable by virtue of the fact that for any reason any other or others of them may be invalid or unenforceable in whole or in part.

               (g) Entire Agreement. This Agreement contains the entire understanding among the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings, inducements or conditions, express or implied, oral or written, except as herein contained. This Agreement may not be modified or amended other than by an agreement in writing.

               (h) Paragraph Headings. The paragraph headings in this Agreement are for convenience only; they form no part of this Agreement and shall not affect its interpretation.

          IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered as of the date first above written.

                                   INTERNATIONAL THOROUGHBRED BREEDERS,
                                   INC.


                                   By:

                                        Nunzio P. DeSantis, Chief
                                        Executive Officer





                                   RICHARD E. ORBANN





EXHIBIT 10.12
                         SETTLEMENT AGREEMENT


     THIS AGREEMENT is made as of this 15th day of January, 1997, by and between International Thoroughbred Breeders, Inc., a Delaware corporation with offices located at Garden State Park, Route 70 and Haddonfield Road, Cherry Hill, New Jersey 08034 ("ITB"), and Joel H. Sterns, an individual residing at RD #1, Box 307, River Road, Titusville, New Jersey 08560 ("Sterns").

                         W I T N E S S E T H:

     WHEREAS, ITB and Sterns entered into a certain written agreement, dated as of May 14, 1996 (the "May Agreement") whereby ITB engaged Sterns to serve ITB and its subsidiaries as ITB's Chairman of the Board of Directors and to provide non-legal, executive type services of the type normally provided by a senior executive, and Sterns accepted such engagement upon the terms and conditions and for the consideration set forth in the May Agreement; and

     WHEREAS, ITB terminated the May Agreement with Sterns on our about November 2, 1996; and

     WHEREAS, the May Agreement provides, inter alia, that upon termination, Sterns shall be entitled to certain payments and that ITB shall have certain continuing obligations to Sterns relating to certain stock options, corporate agent indemnification and the maintenance of Officers' and Directors' Liability Insurance; and

     WHEREAS, the parties have compromised and settled their respective rights and obligations arising out of and related to the May Agreement and the termination thereof, and wish to memorialize the terms and conditions of their settlement in this agreement;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the sufficiency whereof is hereby acknowledged, and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Termination Payment: In full and final settlement of all salary, reimbursable expenses and termination payments to which Sterns is or may be entitled by virtue of the May Agreement and/or the termination thereof, ITB shall pay Sterns the sum of $252,000.00 (the "Termination Payment"), payable as follows:

          (a) $60,000.00 upon the earlier of the date of execution of this agreement or January 15, 1997; and
          (b) $15,000.00 per month, commencing on January 15, 1997 and continuing on the fifteenth day of each successive month thereafter through and including December 15, 1997, for a total of $180,000.00; provided, however, that if the fifteenth day of any such month shall fall on a Saturday, Sunday or legal holiday, then the payment for such month shall be made on the first day immediately thereafter that is not a Saturday, Sunday or legal holiday; and
          (c)  $12,000.00 on June 15, 1997.

     2. Outstanding Invoices: The Termination Payment provided for in Paragraph 1 hereof is inclusive of the amounts billed to ITB under Sterns & Weinroth, P.C. Invoices No. 10000-0001-016, dated November 15, 1996, and 50276-00002-027, dated November 15, 1996, and 50276-0002-029 dated December 31, 1996 as well as any amount sunder the May Agreement or otherwise that were unbilled as of the date of this agreement.

     3. Default: (a) If ITB should fail to pay the full amount of any installment of the Termination Payment on its due date or within ten (10) days thereafter, Sterns shall provide written notice of non-payment and potential default to ITB. If ITB should fail to pay the subject installment in full within ten (10) days of the date of such notice (or, if the tenth day after the date of such notice shall be a Saturday, Sunday or legal holiday, then on the first day immediately thereafter that is not a Saturday, Sunday or legal holiday), ITB shall be in default of its obligations under this agreement.

          (b)In the event of its default under this agreement, ITB hereby agrees that Sterns may institute suit against ITB to recover the sum of $400,000.00 less any payments made on account of the Termination Payment prior to default, and, in the event that such suit is instituted, ITB hereby waives any and all defenses, except payment, with respect thereto. ITB acknowledges that the aforesaid sum is not in the nature of a penalty, but, rather, has been specifically fixed in recognition of the fact that but for the settlement memorialized in this agreement, Sterns had a claim (albeit disputed by ITB) that he was entitled to a total of $540,172.62 from ITB on account of its termination of the May Agreement.

          (c) In the event that prior to payment of the full amount of the Termination Payment to Sterns, a trustee or receiver for ITB or its assets is appointed by any court of competent jurisdiction, or a proceeding is initiated by or against ITB under any provisions of the Bankruptcy Code or any insolvency law, or ITB makes an assignment for the benefit or creditors, then, in any of such events, ITB agrees that Sterns shall be entitled to file a claim in the amount of $540,172.62, less any payments previously made by ITB on account of the Termination Payment. ITB shall not contest the merits or the amount of such claim.

     4. Stock Options: ITB represents and warrants to Sterns that the stock options referred to in Paragraph 3.4 of the May Agreement were validly issued, are in full force and effect and are legally enforceable according to their terms and conditions. Simultaneously with the execution and delivery of this agreement, ITB shall execute and deliver to Sterns the "customary agreement" referred to in Paragraph 3.4 of the May Agreement, as well as a copy of all plans governing such stock options.

     5. Release: Subject to their respective rights and obligations under this agreement, the parties hereto, on behalf of themselves and their respective parents, subsidiaries, affiliates, predecessors, successors, assigns, officers, directors, agents, servants, employees, heirs and personal or legal representatives, as the case may be, hereby remise, release and discharge each other, and their respective parents, subsidiaries, affiliates, predecessors, successors, assigns, officers, directors, agents, servants, employees, heirs and personal or legal representatives, as the case may be, of and from all claims, actions, causes of actions liability, costs, losses, expenses, damages and demands whatsoever, in law or in equity, whether known or unknown, arising out of or related to the May Agreement and/or the termination thereof: provided however, that notwithstanding anything herein to the contrary; (a) ITB shall not be released from its obligations under Paragraphs 1.6 and 1.8 of the May Agreement pertaining, respectively, to the maintenance of Officers' and Directors' Liability Insurance and corporate agent indemnification; and (b) Sterns' release shall not apply to or affect any of his rights, title or interests in and to the stock options that were granted to him by ITB pursuant to Paragraph 3.4 of the May Agreement.

     6. Attorney's Fees: In the event that Sterns institutes any claim, action or proceeding in order to enforce any of the provisions of this agreement or to collect any sums due hereunder, and any order, decree, award or judgment is entered in Sterns' favor, then, in addition to any relief, judgment, award, costs, damages or recovery incurred in connection with such claim, action or proceeding and ITB shall be liable to Sterns for the payment thereof.

     7.   Miscellaneous:
          (a) Notice: All notices, demands, request or other communications required or permitted under this agreement shall be in writing and shall be deemed to have been received only if delivered personally, by Federal Express or other overnight delivery service (with confirmation of receipt) or by registered or certified mail, return receipt requested, in a postage prepaid envelope, and addressed to the recipient party at the address noted above or to such other address for which notice of change of address has been provided in accordance herewith.

          (b) Severability. The provisions of this agreement are severable. Any determination by any court or tribunal of competent jurisdiction that any provision of this agreement is invalid, void or unenforceable shall have no effect upon any other provisions(s) hereof.

          (c) No Reliance. With respect to the matters set forth herein, each party hereto acknowledges that is has investigated the facts and circumstances related thereto to its satisfaction and is not relying upon any expectation or duty of disclosure by the other party, except as expressly recited herein.

          (d) Governing Law. This agreement shall be governed by and construed and enforced in accordance with the laws of the State of New Jersey without regard to its conflicts of laws principles.

          (e) Binding Effect. This agreement is binding upon and shall inure to the benefit of the parties hereto and their respective parents, subsidiaries, affiliates, predecessors, successors, assigns, officers, directors, agents, servants, employees, heirs and personal or legal representatives as the case may be.

          (f) Entire Agreement. This agreement and Exhibit "A" appended hereto and incorporated herein sets forth the final, complete and integrated understanding and agreement between the parties with respect to the subject matter hereof. Any prior oral or written understandings, representations or agreements with respect to the subject matter hereof are merged herein and superceded hereby, except as otherwise provided herein.

          (g) Modification or Waiver. No modification, amendment or waiver of this agreement, or of any provision hereof, or of any rights or obligations established hereby, shall be valid, effective or enforceable unless set forth in writing and signed by both parties hereto.

          (h) Due Authorization. ITB represents and warrants to Sterns that its execution, delivery and performance of this agreement has been duly authorized by all necessary corporation actions, and is valid and binding upon ITB.

          (i) Headings. Paragraph headings contained in this agreement are for convenience of reference only, and shall not affect the validity, construction or enforcement hereof.

     IN WITNESS WHEREOF, the parties hereto have each duly executed this agreement as of this date first written above.

ATTEST:                            INTERNATIONAL THOROUGHBRED
                                   BREEDERS, INC.




s/sChristopher C. Castens               By:/s/Robert J. Quigley



WITNESS:



                                   /s/Joel H. Sterns