Form 10-Q
period 1997-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1998-05-22
CIK 320573

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

       Commission file number:  0-9624


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


Class                          Outstanding at May 15, 1998

Common Stock, $ 2.00 par value               13,978,095 Shares



                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                  ASSETS

                                       September 30,
                                          1997        June 30,
                                       (UNAUDITED)      1997

CURRENT ASSETS:

   Cash and Cash Equivalents         $   3,789,692  $ 3,784,895
   Restricted Cash and
     Investments                         4,099,583    3,730,323
   Reserve Escrow Deposits              15,168,872   16,773,824
   Accounts Receivable                   2,382,042    1,497,254
   Prepaid Expenses                      1,176,091    1,396,766
   Other Current Assets                    701,146      664,226
   Land and Improvements
      Held for Sale, Net                 6,767,715    6,762,809

        TOTAL CURRENT ASSETS            34,085,141   34,610,097


LAND, BUILDINGS AND EQUIPMENT:

   Land and Buildings                   69,365,953   69,255,937
   Construction In Progress             50,677,472   50,624,333
   Equipment                             5,426,526    5,261,367

                                       125,469,951  125,141,637

   LESS: Accumulated Depreciation
          and Amortization               4,666,444    4,278,754


        TOTAL LAND, BUILDINGS
          AND EQUIPMENT, NET           120,803,507  120,862,883


OTHER ASSETS:

   Deposits and Other Assets               905,994      272,337
   Deferred Financing
    Costs, Net                           5,176,765    5,907,432
   Goodwill, Net                         3,013,632    3,041,280

        TOTAL OTHER ASSETS               9,096,391    9,221,049

TOTAL ASSETS                         $ 163,985,039 $164,694,029

See Notes to Consolidated Financial Statements.


                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND JUNE 30, 1997

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                        September 30,
                                            1997        June 30,
                                        (UNAUDITED)       1997

CURRENT LIABILITIES:

  Accounts Payable                   $     3,901,720  $  3,984,638
  Accrued Expenses                         6,184,107     5,228,655
  Purses Payable                           2,105,500     1,984,050
  Current Maturities
    of Long-Term Debt                     62,459,901    62,963,178
  Deferred Revenue                         2,933,241     1,750,572

   TOTAL CURRENT LIABILITIES              77,584,469    75,911,093

LONG-TERM DEBT,
  Net of Current Portion                  12,994,132    13,131,003

COMMITMENTS AND CONTINGENCIES                -              -

STOCKHOLDERS' EQUITY:

  Series A Preferred Stock,
    $100.00 Par Value,
    Authorized 500,000 Shares,
    Issued and Outstanding,
    362,473 and 362,470 Shares,
    Respectively                          36,247,275    36,246,975

  Common Stock $2.00 Par Value,
    Authorized 25,000,000 Shares,
    Issued and Outstanding,
    13,978,077 and 13,978,060
    Shares, Respectively                  27,956,153    27,956,119

  Capital in Excess of Par                25,845,555    25,048,752
    (Deficit)(subsequent to
    June 30, 1993,
    date of quasi-reorganization)       (16,602,128)   (13,558,246)

       TOTAL                              73,446,855    75,693,600

  LESS: Deferred Compensation, Net            40,417        41,667

    TOTAL STOCKHOLDERS' EQUITY            73,406,438    75,651,933

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $   163,985,039  $164,694,029


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                             (UNAUDITED)

                                         Preferred
                                         Number of
                                          Shares         Amount

BALANCE - JUNE 30, 1997                     362,470  $  36,246,975

   Compensation for Options
     Granted to Non-Employees               ---           ---

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reserve Stock
     Split effected on March 13, 1992             3            300

   Amortization of Deferred
      Compensation Costs                    ---           ---

   Net (Loss) for the Three Months
     Ended September 30, 1997               ---           ---

BALANCE - SEPTEMBER 30, 1997                362,473  $  36,247,275


                                          Common
                                         Number of
                                          Shares         Amount

BALANCE - JUNE 30, 1997                  13,978,060  $   27,956,119

   Compensation for Options
     Granted to Non-Employees               ---           ---

   Shares Issued for Fractional
     Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992           17             34

   Amortization of Deferred
      Compensation Costs                    ---           ---

   Net (Loss) for the Three Months
     Ended September 30, 1997               ---           ---

BALANCE - SEPTEMBER 30, 1997             13,978,077  $  27,956,153


                                          Capital
                                         in Excess
                                          of Par        (Deficit)

BALANCE - JUNE 30, 1997                $ 25,048,752  $(13,558,246)

   Compensation for Options
     Granted to Non-Employees               797,138       ---

   Shares Issued for Fractional
     Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992        (334)       ---

   Amortization of Deferred
      Compensation Costs                    ---           ---

   Net (Loss) for the Three Months
     Ended September 30, 1997               ---        (3,043,882)

BALANCE - SEPTEMBER 30, 1997           $ 25,845,555  $(16,602,128)


                                         Deferred
                                        Compensation     Total

BALANCE - JUNE 30, 1997                $   (41,667)  $  75,651,933

   Compensation for Options
     Granted to Non-Employees               ---            797,138

   Shares Issued for Fractional
     Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992      ---           ---

   Amortization of Deferred
      Compensation Costs                      1,250          1,250

   Net (Loss) for the Three Months
     Ended September 30, 1997               ---        (3,043,882)

BALANCE - SEPTEMBER 30, 1997           $   (40,417)  $  73,406,438

See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (UNAUDITED)


                                            Three Months Ended
                                               September 30,
                                            1997          1996

REVENUES:

  Revenue from Operations              $  14,497,732 $  14,246,944
  Investment Income                           52,068        84,018

     TOTAL REVENUES                       14,549,800    14,330,962

EXPENSES:

  Cost of Revenues:
    Purses                                 4,061,104     3,904,373
    Operating Expenses                     6,907,354     7,647,154
    Depreciation &
     Amortization                            429,604       392,256
  General & Administrative
     Expenses                              2,412,211     2,403,849
  Non-Employee Option Costs                  797,138        28,350
  El Rancho Property
    Development Carrying Costs               372,494       393,125

     TOTAL EXPENSES                       14,979,905    14,769,107

OPERATING (LOSS)                           (430,105)     (438,145)

OTHER EXPENSES:

  Interest Expense                         1,802,458       693,838
  Amortization of
   Financing Costs                           761,204       200,041

     TOTAL OTHER EXPENSES                  2,563,662       893,879

(LOSS) BEFORE INCOME TAXES               (2,993,767)   (1,332,024)

  Income Tax Expense                          50,115        39,210

NET (LOSS)                             $ (3,043,882) $ (1,371,234)

NET (LOSS) PER SHARE                   $      (0.22) $      (0.12)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                       13,978,067    11,651,495

See Notes to Consolidated Financial Statements.

            INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                         (UNAUDITED)

                                          Three Months Ended
                                             September 30,
                                          1997           1996

CASH FLOWS FROM OPERATING
ACTIVITIES:

  NET (LOSS)                         $  (3,043,882) $ (1,371,234)

  Adjustments to reconcile net
   (loss) income to net cash
   provided by operating
   activities:

     Depreciation and
      Amortization                        1,190,808       592,298
     Compensation for
      Options Granted                       797,138       352,350
     Changes in Assets and
      Liabilities -
       (Increase) Decrease
       in Restricted
       Cash and Investments               (369,260)       404,929
       (Increase) in
         Accounts Receivable              (884,788)   (1,091,814)
       (Increase) Decrease
         in Other Assets                   (36,920)       209,472
       Decrease in Prepaid
         Expenses                           220,675       339,972
       Increase in Accounts and
         Purses Payable and
         Accrued Expenses                   993,984     1,289,882
       Increase in Deferred
          Revenue                         1,182,669       706,454

  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                     50,424     1,432,309

CASH FLOWS FROM INVESTING
ACTIVITIES:

   Development of
     El Rancho Property                    (53,139)     (660,916)
   Deposits on
     New Mexico
     Racetrack Options                    (600,000)             0
   Deposits on Purchase
     of Land                                      0   (1,880,000)
   Capital Expenditures
     at Racetracks                        (302,090)     (702,851)
   (Increase) in
     Other Investments                     (33,657)      (42,428)

  NET CASH (USED IN)
   INVESTING ACTIVITIES                   (988,886)   (3,286,195)

CASH FLOWS FROM FINANCING
ACTIVITIES:

   Proceeds from issuance
     of Long Term Notes                           0       827,891
   Proceeds from Line of
     Credit - Foothill                            0     2,640,908
   Escrow Deposits Utilized               1,604,952             0
   Deferred Financing Costs                (21,545)      (82,376)
   Principal Payments on
     Short Term Notes                     (503,277)     (340,921)
   Principal Payments on
     Long Term Notes                      (136,871)   (1,727,051)

  NET CASH PROVIDED BY
   FINANCING ACTIVITIES                     943,259     1,318,451

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   4,797     (535,435)

  CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                   3,784,895     4,216,356

  CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                 $    3,789,692 $   3,680,921


  Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
     Interest                        $    1,297,820 $     735,917
     Income Taxes                    $            0 $         710

  Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

  During the three months ended September 30, 1997 and 1996, the Company recorded unrealized gains of $-0- and $35,000, respectively on trading securities.

  During the three months ended September 30, 1996 the Company issued warrants to purchase 200,000 shares Common Stock at a fair value of $324,000 in connection with financing agreements. There were no warrants issued in the three months ended September 30, 1997.

See Notes to Consolidated Financial Statements.


              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)



(1)   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, the Company is in violation of several non-financial loan covenants with its major lender. As a result of not obtaining waivers of these violations, its $55 million credit facility has been classified as a current liability and could be demanded immediately. The Company is continuing discussions with this lender as to the granting of waivers or other remedies that could be reached in connection with the litigation settlement negotiations described below.

      Additionally, the Company and certain of its directors and stockholders are involved in various legal proceedings as more fully described in Note 8. Several of these actions are at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, it is not possible to determine with any precision the probable outcome or the amount of liability, if any, and the resultant effects on the Company's financial position, results of operations or cash flows.

      Additionally, the Company has sustained a net loss of approximately $17.4 million and $1.1 million during the fiscal years 1997 and 1996, respectively, and a net loss of $3,043,882 through September 30, 1997. While the Company believes its projected cash flows will be sufficient to meet its operating needs through March 1999, there can be no assurances beyond that date. These projections do not reflect the impact of its default under the above mentioned credit facility or the effects of the above mentioned litigation.

      While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations, including the possible sale of the El Rancho property as part of the litigation settlement negotiations described above and the possible sale of all or some of its racing operations.

(2)   CONSTRUCTION IN PROGRESS

      Construction in progress includes the purchase price as well as preliminary construction costs in conjunction with the development of the El Rancho property. These costs include real property acquisition costs in the amount of approximately $43,500,000, capitalized interest of $4,182,007 and other development costs in addition to approximately $2.2 million in carrying costs. As of July 1997, development has been temporarily suspended as additional funding is being secured. Accordingly, capitalization of interest costs have been suspended until the Company obtains additional financing and resumes construction.


(3)   ACQUISITIONS AND DISPOSITIONS

      OPTION TO PURCHASE OPERATING LEASES

      On July 1, 1997, the Company made a non-refundable payment of $600,000 to purchase an option to acquire the operating leases from D&C Gaming Corporation ("D&C"), a company owned equally by the Company's CEO and the President and Chairman of Las Vegas Entertainment Network, Inc. ("LVEN"), to acquire operating leases for two New Mexico racetracks. The option agreement has been terminated and D&C has agreed to repay the $600,000 deposit.

      LAND AND IMPROVEMENTS HELD FOR SALE - NET

      During the second quarter of fiscal 1998, the Company sold a parcel of land contiguous to Garden State Park for $9,000,000 exclusive of closing costs of approximately $545,000. The carrying value of such property at September 30, 1997 was $6,767,715. From the sales proceeds $6,000,000 was used to repay an existing mortgage on the property. The resulting gain will be recorded as an adjustment to Stockholders' Equity in accordance with generally accepted accounting principles applicable to a quasi-reorganization which the Company effected as of June 30, 1993.


(4)   INVESTMENTS

      At September 30, 1997, the Company had approximately $4,100,000 which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and amounts held for unclaimed ticketholder winnings.

(5)   RESERVE ESCROW DEPOSITS

      At September 30, 1997, $15,168,872 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"). The financing agreement provided for reserve accounts to be held by LaSalle National Bank ("the Depository"). The Company is currently in default with respect to the Credit Suisse credit facility and could apply any remaining escrow amounts to any outstanding borrowings. Therefore, all balances in the Reserve Escrow Deposits have been classified as current assets. On the maturity date of the facility, any amounts remaining on deposit shall, at Credit Suisse's option, be applied against outstanding borrowings or returned to the Company.

       Interest Reserve Account. $10,000,000 of the loan proceeds were deposited in a Interest Reserve Account to fund the monthly interest due on the $55 million credit facility (approximately $588,000 per month).

      El Rancho Reserve Account. $3,759,615 of the loan proceeds were deposited to reimburse the Company for expenditures in connection with the development and carrying costs of the El Rancho property. Through September 30, 1997, the Company has been reimbursed $1,465,000 from this account.

      Working Capital Account. $760,000 of the loan proceeds were deposited for working capital purposes. Subsequent to September 30, 1997, upon the sale of certain Garden State property, the Company deposited an additional $1,370,120 in this account. (See Note 3)

      Tax and Insurance Account. $916,898 of the loan proceeds were deposited into a Tax and Insurance Reserve Account. Each month the Company will make deposits equal to one-twelfth, or approximately $300,000, of the amount reasonably estimated by Credit Suisse to be sufficient to pay all taxes, general and special assessments, water and sewer rents and other similar charges levied against certain of the Company's properties.

(5)   RESERVE ESCROW DEPOSITS (CONTINUED)

      Deferred Maintenance Account. $500,000 of the loan proceeds were deposited to be used to reimburse the Company's racetracks for maintenance expenditures.

      Environmental Remediation Account.$1,000,000 of the loan proceeds were deposited to be used to reimburse the Company for expenditures made in connection with approved environmental remediation expenditures.

The Escrow Accounts are summarized below:

Account                       September 30, 1997

Interest Reserve          $            8,045,029
El Rancho Reserve                      3,759,615
Working Capital                          760,000
Tax and Insurance                      1,104,228
Deferred Maintenance                     500,000
Environmental Remediation              1,000,000

Total                     $           15,168,872


(6)   NOTES AND MORTGAGES PAYABLE

           Notes and Mortgages Payable are summarized below:

                                             September 30, 1997

                       Interest %  Per Annum      Current      Long-Term

INTERNATIONAL THOROUGHBREDBREEDERS INC.:


Credit Suisse             LIBOR Rate plus 7%  $    55,000,000 $     -0-
 First Boston(A)                  (9/30/97
                                 rate 12.66%)

Other                              Various            139,123       -0-

FREEHOLD  RACEWAY:

Kenneth R. Fisher (B)    80% of Prime (not to
                                   exceed 6%)         625,000  10,625,000
                            (9/30/97 rate 6%)

Kenneth R. Fisher (C)            80% of Prime
                          (9/30/97 rate 6.6%)         225,000   1,737,220

Other                                                  44,696         -0-

GARDEN STATE PARK:

Sun National Bank(D)    Prime (9/30/97 rate 8.5%)   6,000,000         -0-

Other                                 Various         426,082     631,912

    Totals                                    $    62,459,901$ 12,994,132

The effective LIBOR Rate and the Prime Rate at September 30, 1997 was 5.66% and 8.50%, respectively.

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

 The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "Credit Suisse Note") pursuant to which up to $10 million of the aggregate principal amount of the Credit Suisse Note can be converted, in certain circumstances, including upon the maturity date of the Credit Suisse Note, upon the prepayment of $10 million in aggregate principal amount of the Credit Suisse Note or upon the acceleration of the Credit Suisse Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, Credit Suisse was granted warrants to purchase 1,044,000 shares at an exercise price of $4.375 per share (subject to adjustment in certain events). The warrants to purchase 546,847 shares are immediately exercisable, have been valued at approximately $1.6 million and have been recorded as original issue discount. The warrants to purchase 497,153 shares become exercisable at such time as Credit Suisse delivers to the Company a firm commitment for additional funding of no less than $50 million to the Company in connection with the development of the El Rancho property.

 Credit Suisse also received 232,652 shares of Common Stock upon the conversion into Common Stock of a $10.5 million promissory note issued by the Company to LVEN in consideration for Credit Suisse's consent and for certain advisory services in connection with this transaction. Credit Suisse has the right to receive further shares upon the consummation of a proposed related acquisition by the Company of Casino-Co., a subsidiary of LVEN, equal to 10% of the stock consideration paid by the Company for such acquisition. The Company has granted Credit Suisse certain registration rights with respect to the warrants and the shares.

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

 In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit Facility and certain related agreements and related actions. (See Note 8).

 (B) On February 2, 1995, the Company entered into an agreement with the former owner of Freehold Raceway whereby the $12.5 million balance of the purchase price of the Freehold Raceway was financed by an eight year promissory note at 80% of the prevailing prime rate, not to exceed 6%. Yearly principal and interest payments during the first five (5) years commencing January 1, 1996 is based upon a twenty (20) year principal amortization schedule. During each of the next three (3) years, commencing January 1, 2001, yearly principal and interest payments shall be based upon a ten (10) year amortization schedule. On January 1, 2003, the entire unpaid principal balance, together with any accrued interest, becomes due and payable. The note is secured by a mortgage on the land and buildings at Freehold Raceway.

 (C) On February 2, 1995, the seller of Freehold Raceway  advanced to
Freehold Raceway $2,584,549 towards the retirement of $5.2 million of existing debt on Freehold Raceway. The seller received from Freehold Raceway in fiscal 1995, a promissory note evidencing the indebtedness secured by a mortgage on the racetrack property and other collateral. Equal monthly principal installments of $18,750 beginning on February 1, 1995 is paid to the seller together with accrued interest. Interest is calculated at 80% of the prime rate at January 1 of each year. The note is secured by a mortgage on the land and buildings at Freehold Raceway.

 (D) In June 1997, the Company received financing of $6,000,000 from Sun National Bank (which was used to pay two $3,000,000 mortgage notes), by issuing a $6,000,000 mortgage note. On October 20, 1997, the Company retired the $6,000,000 mortgage note with proceeds from the sale of a portion of the Garden State property. The note was originally due in December 1998. Interest due on the note was paid by the purchaser of certain property from Garden State Park.

(7)   INCOME TAX EXPENSE

 The Company's income tax expense for the three month periods ending
September 30, 1997 and 1996 relates to New Jersey income taxes for its Freehold Raceway operations.


(8)   COMMITMENTS AND CONTINGENCIES

 During January 1996 the Company purchased the El Rancho property from
LVEN. The original agreement provided that, following the development of the property, LVEN would receive, as additional consideration, an interest in the "adjusted cash flow" in the amount of 50% for the first six (6) years following the opening of a casino and 25% thereafter until such time as LVEN had received $160,000,000, but only after (a) the Company recouped: 1) the aggregate amount of cash payments applied to the purchase price; 2) payments made under the $6.5
million note and the $10.5 million note;   3) $2 million;   and  4) any amounts
that the Company invested in the property after the purchase, together with interest at eight percent (8%) per annum from the date of the investment; (b)
LVEN has:   1) received payment of all principal and interest, if any, remaining outstanding under the $6.5 million note and/or the
$10.5 million note;   and 2) recouped $4 million plus any amount invested in
the El Rancho property after the purchase and approved by the Company, together with interest thereon at a rate of 8% per annum from the date of investment; and (c) the Company has received an additional $2 million, together with interest thereon at the rate of 8% per annum from the date of the purchase. This agreement was amended on May 23, 1997 by the Bi-Lateral Agreement between the Company and LVEN to limit to $35 million the aggregate amount for which the Company is entitled to recover under (a) and (c) above.

 The term "adjusted cash flow", as defined, refers to cash flow from the property before taxes, less the payment of any debt retirements and capital lease payments and less certain fees received or accrued for certain initial rent or lease payments. The Bi-Lateral Agreement, signed in connection with the $55 million Credit Suisse Credit Facility, limited the maximum debt service to be netted against cash flow from operations of the El Rancho property in computing "adjusted cash flow" to $65 million, with a further limitation to $27 million in the event that additional financing over the $55 million is not required for the development of the El Rancho property.

  On May 23, 1997, the original agreement with LVEN was also amended by a Tri-Party Agreement among the Company, LVEN and Credit Suisse whereby the Company is required to acquire Casino-Co, a wholly owned subsidiary of LVEN, whose principal asset is the $160 million profit participation note described in the preceding paragraphs. The acquisition may be accomplished by the purchase of all the stock of Casino-Co or a merger of the companies. The Company would be required to issue its stock, the price of which will be subject to fairness opinions from independent investment banking firms independently representing the Company and LVEN, to: 1) LVEN in an amount equal to 90% of the greater of the fairness opinions obtained by the Company
and LVEN;   and to 2) Credit Suisse in an amount equal to 10% of the greater of the fairness opinions obtained by the Company and LVEN. If this acquisition is approved by the Company's stockholders and Board of Directors, and completed, the Company's requirement for the sharing of cash flow, described above, will be canceled.

 In connection with the purchase of the El Rancho property, Las Vegas Communications Corporation ("LVCC"), a subsidiary of LVEN, retained the exclusive right to manage all aspects of the property's entertainment
activities.   The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVCC shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides LVCC with an annual fee of $800,000 subject to annual increases and other additional amounts. Pursuant to the Bi-Lateral Agreement entered into by the Company and LVEN in connection with the Credit Suisse Credit Facility, the parties agreed to amend the entertainment management agreement to provide for a lease by the Company to LVCC of space within the El Rancho Property on or from which all food, beverage and retail activities will be conducted (exclusive of the mezzanine space, the rights to which will be retained by the Company). The terms of such lease arrangements have not been finalized.

 In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit Facility and certain related agreements and related actions.

 Effective January 15, 1997, the Company entered into a ten-year employment contract with Nunzio P. DeSantis, the Company's Chief Executive Officer. The contract provides for annual compensation of $450,000, adjusted annually by increases, if any, in certain Consumer Price Indexes. Mr. DeSantis will also receive a performance bonus for each fiscal year during the term of the agreement equal to the excess of the amount, if any, by which the pre-tax income of the Company exceeds $2 million, limited to an amount equal to his base salary. As part of his contract, Mr. DeSantis was awarded options, subject to stockholder approval, to purchase 5,000,000 shares of the Company's Common Stock at $4 per share. Upon obtaining stockholder approval for the awarding of the options, the Company may need to record as compensation an expense calculated by multiplying the number of shares covered by the option by the difference between the intrinsic value of each share and the exercise price at the measurement date. An expense would only be recorded if the exercise price is below the market price at the measurement date. Options to purchase 500,000 shares of Common Stock would be exercisable immediately and options to purchase an additional 500,000 shares of Common Stock would become exercisable on each succeeding anniversary of the effective date of the agreement, provided, however, that all options shall be fully vested if Mr. DeSantis resigns for good reason (as defined in the agreement), resigns upon a change of control, or if he is discharged without cause. Mr. DeSantis is entitled to additional fringe benefits, including the use of a private jet, in connection with the performance of his duties. This contract is a subject of the pending litigation discussed below.

 Effective January 15, 1997, the Company entered into a consulting contract with Anthony Coelho, the Company's Chairman of the Board, that provides for $10,000 per month in consulting fees on a month-to-month basis, $2,500 for each director's meeting he attends and other fringe benefits. As part of this contract, Mr. Coelho was awarded options, subject to stockholder approval, to acquire 1,000,000 shares of the Company's Common Stock at an exercise price of $4 per share. 100,000 shares would become exercisable immediately and options to acquire 100,000 shares would become exercisable on each succeeding anniversary of the effective date of the agreement. Upon obtaining stockholder approval for the awarding of these options, the Company will need to record an expense calculated by using the fair value of the options at that date. This contract is a subject of the pending litigation discussed below.

 During July 1997, the Company executed an agreement to lease office space in Albuquerque, New Mexico for a five year period, expiring on July 31, 2002. The lease provides for a monthly rent of approximately $10,000 when the space is fully occupied. In connection with this lease, the Company has sub-leased a portion of the premises to AutoLend Group, Inc. ("AutoLend"), for $600 per month. The sublease is terminable on 30 days written notice. Mr. DeSantis is the Chairman, Chief Executive Officer and a principal stockholder of AutoLend and Mr. Coelho is a director.


 During October 1997, the Company terminated the employment of the Company's President, Robert J. Quigley. The severance package approximating $300,000, payable through December 1998, will be expensed in the second quarter of fiscal 1998.

 The New Jersey Division of Gaming Enforcement ("DGE") is currently investigating in accordance with its statutory obligation to determine the qualification of the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the Casino Control Commission ("CCC") and the Racing Commission. The Company has no information with respect to the potential outcome of such investigation. In the event that the DGE concludes that one or more of such individuals are not qualified, the CCC and/or the Racing Commission may require any such stockholder to divest his interests and any such director may be asked to resign. Failure of such individuals to comply with such requests could jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos.


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

Mariucci et. al. v. DeSantis et. al.

 The first Delaware Action, captioned John Mariucci, Robert J. Quigley,
Charles R. Dees, Jr., James J. Murray, Francis W. Murray, Frank A. Leo, and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl and Joseph Zappala and International Thoroughbred Breeders, Inc., C.A. No. 15918NC ("Mariucci"), alleged, among other things, that (i) NPD had breached the terms of the NPD Acquisition Agreement by failing to fund a line of credit, (ii) as a result of such breach, the resignations of Messrs. Mariucci, James Murray and Keonemund (the "Old Directors") were ineffective and (iii) Messrs. DeSantis, Coelho, Abraham, Scholl and Zappala ( the "New Directors") were misusing the assets of the Company for their personal benefit. The Mariucci complaint sought an order
(a) pursuant to Section 225 of the Delaware Business Corporation Law, determining that (1) the New Directors were not validly appointed or elected to the Board and (2) Frank Koenemund, John Mariucci and James Murray, notwithstanding their written resignations upon the NPD Acquisition and the acceptance of those resignations by the Company's Board, continued as directors of the Company (the "Section
225 Claims") and (b) preserving the status quo pending a final adjudication of the Section 225 Claims. On September
18, 1997, the plaintiffs filed an amended complaint. On September 26, 1997, the New Directors and the Company filed a motion to dismiss, or in the alternative, to strike allegations of the amended complaint (the "Motion to Dismiss"). The Chancery Court granted the motion to dismiss by opinion dated October 14, 1997. The time for appeal of the Chancery Court order has expired and no appeal has been taken by the plaintiffs.

Quigley et. al. v. DeSantis et. al.

 The second Delaware Action, captioned Robert J. Quigley, Frank A. Leo , and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Joseph A. Corazzi and Las Vegas Entertainment Network, Inc. And International Thoroughbred Breeders, Inc., C.A. No. 15919NC ("Quigley"), is a derivative suit brought by two of the Old Directors (Messrs. Quigley and Leo) and the Family Investment Trust (collectively, the "Quigley Plaintiffs") which alleges, among other things, that the New Directors have breached their fiduciary duties to the Company, usurped corporate opportunities belonging to the Company and incorrectly stated minutes of Board meetings to omit material discussions. The Quigley complaint alleges that the New Directors entered into certain agreements on behalf of the Company in violation of the "super-majority" voting provisions of the Company's By-laws and their fiduciary duty to the Company, including but not limited to, the Credit Suisse Loan Agreement, the Tri-Party Agreement, the Bi-Lateral Agreement, the D&C Gaming option agreement, the DeSantis employment agreement and Coelho consulting agreement. The Quigley complaint seeks (i) a declaratory judgment that
(a) certain actions taken by the New Directors are null and void and
(b) the "super-majority" provisions of the Company's By-laws remain in full force and effect, (ii) recission of certain actions taken by the Company's Board and (iii) damages as a result of the allegedly unauthorized and allegedly unlawful conduct of the defendants.
On November 7, 1997, the New Directors and the Company filed answers to the Quigley complaint denying all of the material allegations contained in the Quigley complaint.


 On November 18, 1997, the Company filed an amended answer and counterclaim (the "Counterclaim") against Messrs. Quigley, Leo, Francis Murray and Dees (collectively, the "Counterclaim Defendants"). The Counterclaim alleges that the Counterclaim Defendants have breached their fiduciary duty to the Company by (i) adopting, and subsequently refusing to recognize the repeal of certain "super-majority" By-law provisions in order to aid Brennan in retaining control of the Company's business affairs and jeopardizing the Company's licenses and registrations, (ii) interfering in the Company's hiring of new independent auditors thereby causing the Company to be delinquent in its required filings with the Securities and Exchange Commission ("SEC") and causing the suspension of trading in the Company's stock on the American Stock Exchange, (iii) using corporate funds for their personal uses and (iv) usurping corporate opportunities properly belonging to the Company. The Counterclaim seeks injunctive relief enjoining the
Counterclaim Defendants from, among other things, interfering in the Company's day-to-day business operations, the establishment of a constructive trust over certain assets of the Counterclaim Defendants, a declaratory judgement that the "super-majority" voting provisions have been repealed and money damages.
On December 4, 1997, the Quigley plaintiffs filed a motion to conduct a separate expedited trial on the "super-majority" By-law issues, which motion was withdrawn by the Quigley plaintiffs at a February 10, 1998 scheduling conference. At the February 8 scheduling conference, the Chancery Court scheduled this matter for trial commencing May 20, 1998. The Counterclaim Defendants answered the Counterclaim on January 12, 1998 (the "Counterclaim Answer") and, in the Counterclaim Answer, Mr. Murray asserted a wrongful discharge and seeks monetary damages.

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

 The trustee of Brennan's Bankruptcy Estate, as well as the SEC, have participated to a limited extent in discovery in the litigation of the Quigley and Rekulak actions. The Trustee and the SEC's involvement is predicated upon overseeing any possible interests of the Bankruptcy Estate and the SEC.

Rekulak v. DeSantis et. al.

 On or about October 8, 1997, James Rekulak filed a complaint in the Chancery Court captioned Rekulak v. DeSantis, et al., Civil Action No. 15978, which purports to be a complaint under Section 225 of the Delaware General Corporation Law and contains substantive allegations that are virtually identical to those in the complaint in the Mariucci action described above. On October 8, 1997, the plaintiff in this action sought to have his complaint consolidated with the complaint in the Mariucci action and represented to the Chancery Court that he was willing to be bound by the Chancery Court's decision on defendants' Motion to Dismiss the Mariucci action. As set forth above, the Mariucci action was dismissed by the Chancery Court's opinion dated October 14, 1997, and thereafter, this action was dismissed with prejudice by a stipulation and order dated February 9, 1998.

Harris v. DeSantis, et al.

 The most recent action, filed on February 24, 1998 in the New Jersey District Court, captioned Myron
Harris, derivatively on behalf of International Thoroughbred Breeders, Inc., a Delaware corporation v. Nunzio, P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray ("Harris"), C.A. No. 98-CV-517 (JBS), is a derivative suit brought by a stockholder of the Company. The factual allegations and claims asserted in the Harris complaint are virtually identical to the claims asserted in the Quigley complaint and in the Counterclaim asserted by the Company in the Quigley action.

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

  The litigation in the Quigley, Rkulkak and NPD actions is at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe that a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, there can be no assurance as to the outcome of such litigation and the impact the litigation itself or any resolution thereof may have on the Company's financial position, results of operations or cash flows. As discussed above, the Quigley, Rekulak and Green actions challenge the authorization and enforceability of certain actions taken and agreements entered into by the Company, including the Credit Suisse Credit Facility and related documents. In the event plaintiffs prevail in such litigation, such actions and agreements may be subject to modification, termination or revision, the impact of which on the Company cannot be predicted.

  As part of the proposed settlement, it is the Company's intention to dispose of the El Rancho property. However, there can be no assurance that the settlement and subsequent sale of the El Rancho property can be completed or as to the terms thereof.

  In November 1997, two separate actions were filed in the New Jersey District Court against various directors of the Company and other affiliated parties. The Company is not a party to either of these actions, both of which are summarized below.


NPD, Inc. v. Quigley, et. al.

 On November 18, 1997, NPD (the Company's largest stockholder and whose stockholders are Messrs. DeSantis and Coelho), filed a complaint captioned NPD, Inc. v. Robert J. Quigley, Francis W. Murray, Frank A. Leo, Charles R. Dees, Jr., John Mariucci, Frank Koenemund and James J. Murray, C.A. 97-CV-5657 ("NPD"), in the United States District Court for the District of New Jersey. The complaint alleges, among other things, that Messrs. Quigley, Francis W. Murray, Leo and Dees, each of whom is currently a director of the Company, and Messrs. Mariucci, Koenemund and James Murray, each of whom is a former director of the Company, conspired with one another and Robert E. Brennan ("Brennan") to defraud NPD by (i) approving and subsequently concealing from NPD the existence of the "super-majority" voting provision of the Company's By-laws and (ii) purporting to repeal such provision and subsequently filing suit in an effort to restore such provision, all of which has had the effect of attempting to deprive NPD of control of the Company and perpetuating the control of Brennan and his associates. The NPD suit seeks compensatory and punitive damages. On January 8, 1998, the defendants served a motion to dismiss NPD's complaint.
NPD has not yet responded to that motion. The Company is not a party to the NPD suit.

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

 The Company is a defendant in various other lawsuits incident to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits. However, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


(9)   DEFERRED FINANCING COSTS

  Deferred financing costs at September 30, 1997 include those amounts
associated with the Credit Suisse Credit Facility.  (See Note 6).   These costs
of $6,250,666, net of amortization of $1,073,901, are being expensed over the
two year life of the loan.   Amortization expense for the three months ended
September 30, 1997 was $761,204.

(10)  STOCK OPTIONS AND WARRANTS

 (A)  EMPLOYEE AND  NON-EMPLOYEE OPTIONS

 On August 21, 1997, the Company granted non-qualified stock options to purchase an aggregate of 300,000 shares of Common Stock to certain directors. The fair value of options issued recognized as non-employee option costs during the three months ended September 30, 1997 and 1996 was $797,138 and $28,350, respectively. At September 30, 1997, total employee options outstanding were 1,300,000 and total non-employee options outstanding were 600,000. Options to purchase an aggregate of 6,000,000 shares of Common Stock have been granted, subject to stockholder approval, to the Company's Chief Executive Officer and its Chairman of the Board and are not reflected in the above numbers.

 (B)  WARRANTS

 The fair value of warrants issued during the three months ended September
30, 1997 and 1996 was $-0- and $324,000, respectively.  At September 30, 1997, total warrants outstanding were 1,671,847 and have been accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho property. The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho property has been capitalized and will be amortized when the facility becomes operational.


(11)  RELATED PARTY TRANSACTIONS

  In connection with the NPD acquisition, NPD borrowed the sum of $2,900,000 from Casino-Co. Mr. Nunzio DeSantis, the Company's Chief Executive Officer, holds options to acquire 1,500,000 shares of LVEN's common stock at an exercise price of $1.00 per share. Mr. DeSantis was also paid a commitment fee by LVEN of $110,000 in connection with a standby financing commitment he made to LVEN on October 31, 1996 as replacement financing for the El Rancho property. This standby financing commitment was never drawn upon and was terminated in January 1997. Mr. DeSantis is a 25% owner in Electric Media Company, Inc., a subsidiary of LVEN.

  Mr. DeSantis owned 80% of Nordic Gaming Corporation, an Ontario corporation, which purchased the Fort Erie Racetrack in Fort Erie, Canada on August 27, 1997. The Company was offered, but rejected, the opportunity to make this investment because of the demands on cash flow. Nordic Gaming borrowed $182,000 from LVEN for a deposit on the purchase. LVEN has also provided Nordic Gaming with a $1.3 million secured line of credit to fund operating losses at the Fort Erie Racetrack. On May 15, 1998, Mr. DeSantis sold his Nordic Gaming shares to Erie Gaming Organization, Inc., an Ontario corporation which holds the other 20% interest in Nordic Gaming. In consideration for his shares, Mr. DeSantis received $10.00 and each of Nordic Gaming, Mr. DeSantis and Erie Gaming exchanged mutual general releases. In connection with the pending litigation, the minority Board members have challenged the decision to reject the opportunity to purchase the Fort Erie Racetrack. (See Note 8).

 During fiscal 1997, the Company paid approximately $217,000, and in the first quarter of fiscal 1998 paid an additional $12,200, to Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company, including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, which operates private jets, including one which was partially financed by Messrs. DeSantis and Corazzi. Messrs. DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $220,000 from January 15, 1997 to September 30, 1997, and which LVEN has agreed to reimburse to the Company.

  Mr. DeSantis and Mr. Joseph Corazzi, President and Chairman of LVEN, are the sole stockholders of D&C Gaming Corporation, a Delaware corporation ("D&C"). On July 1, 1997, the Company paid for an option to acquire certain leasehold interests relating to two New Mexico racetracks from D&C for a non-refundable deposit of $600,000 which is to be credited towards the purchase price. The option agreement has been terminated and D&C has agreed to repay the $600,000 deposit. In the pending litigation, the minority directors have challenged the authorization and enforceability of certain agreements, including the option agreement. (See Note 8).

 During the three months ended September 30, 1997, the Company paid
$30,000 in consulting fees and $1,500 for an auto allowance to Anthony Coelho, the Company's Chairman, pursuant to an agreement effective January 15, 1997. Mr. Coelho's consulting agreement is month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each board meeting he attends and a $500 monthly automobile allowance. (See Note 8).

 Kenneth Scholl, a director of the Company, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the President. Until December 31, 1997, LVEN paid Mr. Scholl $10,000 per month through Stanford Company, for consulting services, including his services as project manager for the El Rancho property. Mr. Scholl is currently the Secretary of Casino-Co and was its President from March 1996 to May 19, 1997. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for consulting services as project manager for its El Rancho property.

 During the three months ended September 30, 1997, the Company paid approximately $38,000 in consulting fees and reimbursed expenses to Joseph Zappala, a director of the Company. Subsequent to September 30, 1997, the Company has paid approximately $10,000 per month plus expenses to Mr. Zappala for ongoing consulting services.
 The Company paid LVEN $75,000 in September 1997 under a letter agreement executed in connection with the purchase of the El Rancho property, which provides for a $25,000 per month fee with respect to maintenance and supervision of the property prior to and during development. The Company terminated the letter agreement on December 17, 1997.


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

 For additional information regarding related party transactions, see Footnotes 3 and 8 above.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

 The Company's working capital, as of September 30, 1997, was a deficit ($43,499,328) which represents an increase in the deficit of approximately $40,040,000 from the September 30, 1996 working capital deficit of ($3,459,720). On May 23, 1997, the Company obtained a Credit Facility from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"). This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries (the "Credit Suisse Credit Facility"). Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and were to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the London Interbank Offered Rate ("LIBOR"). Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts (including $10 million in an interest reserve account which balance at September 30, 1997 was $7,464,950 after payment of interest), financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. At September 30, 1997, the interest rate on the Credit Suisse Credit Facility was 12.66%. The Company is not in compliance with certain non-financial covenants of the Credit Suisse Credit Facility. As a result of not receiving waivers of these violations, Credit Suisse could accelerate the $55 million loan at anytime and therefore, the loan has been classified as a current liability. Additionally, all escrow amounts have been classified as current assets.

 In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit Facility and certain related agreements and related actions. (See Note 8 to the consolidated financial statements).

  The net loss for the quarter ended September 30, 1997 was ($3,043,882).
Cash flows provided by operating activities amounted to approximately $50,424. The net loss incurred by the Company includes approximately $2,000,000 of other non-cash expenses.

  Cash used in investing activities was $988,886 during the quarter ended
September 30, 1997, consisting of   El Rancho development costs of
approximately $53,000, capital expenditures of approximately $302,000 and a deposit payment of $600,000 to purchase an option to acquire certain leasehold interests (See Note 3 to the consolidated financial statements).

 Cash provided by financing activities was $943,259 during the quarter ended September 30, 1997 consisting of $1,604,952 drawn from the Credit Suisse escrow accounts and costs associated with debt financing in the amount of $661,693.

 Restricted cash and investments of $4,099,583 as of September 30, 1997 consisted of horsemen's deposits held by the racetracks for race nominations, purse winnings, and funds held for uncashed mutuel ticket sales due to the patrons or government authorities. As restricted cash, these cash funds are not available for other Company operations.

 The Company's scheduled principal payment on debt service, excluding the acceleration of the Credit Suisse Note, is expected to be approximately $7,459,900 during the next twelve months. This amount includes $6,000,000 which was retired with proceeds received in connection with the sale on October 20, 1997 of an approximately 56 acre parking lot tract contiguous to the Company's Garden State Racetrack.

 Capital expenditures were approximately $302,000 during the first three months of fiscal 1998 and are expected to be approximately $625,000 in fiscal 1998. Interest on the Credit Suisse Credit Facility was approximately $1,775,000 for the first three months of fiscal 1998. Expenses in connection with the El Rancho property for carrying costs, including real estate taxes, utilities, security and maintenance were $375,000 in the three months ended September 30, 1997. Additionally, professional fees for consultants, legal and on-going architectural work in connection with the El Rancho were approximately $53,000 in the three months ended September 30, 1997.

 The Company currently estimates that the funds made available from the $55 million Credit Suisse Credit Facility and placed in the interest reserve and El Rancho project escrow accounts will be sufficient to finance the Company's operations and the expected expenditures and carrying costs of the El Rancho property at least through March 31, 1999. The Company believes that additional financing in the amount of $50 million will be sufficient to complete the development of the El Rancho property under the "CountryLand" theme. The Company has also considered expanding the CountryLand project to the extent that the development costs could increase by an additional $25 million. If the Company is successful in obtaining the necessary funding, it anticipates that once construction is fully under way at the El Rancho property, it would take approximately eighteen months to complete and commence gaming operations. However, due to the pending litigation discussed in Note 8 to the consolidated financial statements, it is unlikely that any additional funding will be obtained in order to develop the El Rancho property.

 The Company is involved in various lawsuits brought by certain minority
Board members and believes that while such litigation is pending, it is unlikely that Credit Suisse or another major lending institution will provide additional funding to the Company. The Company's inability to obtain such additional funding by March 31, 1999 could have a serious financial impact upon the Company and its results of operations. If the Company is unsuccessful in obtaining such additional funding, whether from Credit Suisse or another lender, by the end of calendar year 1998, it may be necessary to either, (i) establish a joint venture relationship with respect to the El Rancho property and/or other Company property or (ii) sell the El Rancho property and/or other corporate assets in order to satisfy the outstanding Credit Suisse debt in the amount of $55 million, becoming due on June 1, 1999, if no extension is granted and also to provide funds for working capital purposes beyond such date.

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company is in violation of several non-financial loan covenants with Credit Suisse. As a result of not obtaining waivers of these violations, its $55 million credit facility has been classified as a current liability and payment could be demanded immediately. The Company is continuing discussions with this lender as to the granting of waivers or other remedies that could be reached in connections with the litigation settlement negotiations described below. (See Note 8 to the consolidated financial statements).

 The Company and certain of its officers and directors are involved in various legal proceedings  as more fully described in Note 8 to the
consolidated financial statements.   Several of these actions are at a
standstill as the parties are in the final stages of settlement negotiations. Although the parties believe a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, it is not possible to determine with any precision the probable outcome or the amount of liability, if any, and the resultant effects on the Company's financial position, results of operations or cash flows.

 Additionally, the Company has a net loss of approximately $17.4 million and $1.1 million during fiscals 1997 and 1996, respectively, and a net loss of $3,043,882 through September 30, 1997. While the Company believes its projected cash flows from operations will be sufficient to meets its operating needs through March 1999, there can be no assurances beyond that date. These projections do not reflect the impact of its default under the Credit Suisse Credit Facility or the effects of the above mentioned litigation.

 While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations, including the El Rancho property, as part of the litigation settlement negotiations described above and all or some of its racing operations.

Seasonality and Effect of Inclement Weather

 Because horse racing is conducted outdoors, a number of variables contribute to the seasonality of the business, most importantly weather. Weather conditions, particularly during the winter months, sometimes cause cancellation of races or severely curtail attendance, which reduces live and simulcast wagering both on site and off site.



 In addition a disproportionate amount of the Company's revenue is received during the period September through May of each year because Garden State Park and Freehold Raceway only conduct simulcast receiving (not live racing) during the summer months. As a result, the Company's revenue has been greatest in the second and third quarters of the year.

Impact of Year 2000 on the Company's Systems

 Management is in the process of determining whether all of the Company's accounting and operational systems are year 2000 compliant. Although there can be no assurances, management does not expect the costs associated with any required conversions of systems to ensure year 2000 compliance to be significant.


Results of Operations for the Three Months Ended September 30, 1997 and 1996

 Total revenues for the three months ended September 30, 1997 and 1996 were $14,549,800 and $14,330,962, respectively. The increase of $218,838 is primarily the net result of a slight increase in revenues generated by Garden State Park and Freehold Raceway, as is more fully described below, partially offset by a decrease in investment income for the three month period of $31,950.

 For the first quarter of fiscal 1998, the Company realized an operating loss of ($430,105) as compared to an operating loss of ($438,145) for the
corresponding quarter in the preceding year, a decrease of $8,040.   Total
operating expenses increased $210,798. Direct operating expenses, cost of revenues and depreciation and amortization decreased $545,721, or 5%, due to reduced expenses at the racetracks primarily associated with decreased wages and benefits. General and administrative expenses of $2,412,211 increased $8,362 from the prior year amount of $2,403,849 primarily as a result of: 1) an increase in the legal, professional and consulting fees associated with the
various actions filed in Chancery Court and the DGE investigation;   2) an
executive officer hired on January 15, 1997;   and 3) corporate,
administrative, rent and travel expenses associated with establishing an executive office in New Mexico offset by 4) a decrease of $324,000 in financing costs from options granted. Amortization of non-employee options of $797,138 increased $768,788 over the prior year amount, which included options issued to several directors of the Company. Carrying costs of $372,494, including real estate taxes, insurance, security and utilities, were incurred for the El Rancho property during the quarter, as compared to $393,125 for the prior year's corresponding quarter.

 For the first quarter of fiscal 1998, the Company incurred a net loss of ($3,043,882) in comparison to a net loss of ($1,371,234) for the same quarter of the prior fiscal year. The increase in net loss of $1,672,648 primarily resulted from the effects of: 1) an increase of $1,108,620 in interest expense which reflects higher indebtedness levels incurred by the Company; 2) an increase of the amortization of financing costs of $561,163 which reflects the cost associated with the Company's new indebtedness; and 3) a negative change of $8,040 in the operating loss as described above.

 The New Jersey Division of Gaming Enforcement ("DGE") is currently investigating in accordance with its statutory obligation to determine the qualification of the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the Casino Control Commission ("CCC") and the Racing Commission. The Company has no information with respect to the potential outcome of such investigation. In the event that the DGE concludes that one or more of such individuals are not qualified, the CCC and/or the Racing Commission may require any such stockholder to divest his interests and any such director may be asked to resign. Failure of such individuals to comply with such requests could jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos, which could have a significant negative impact on the Company's future operations.

 Garden State Park:

 Garden State Park's fiscal 1998 Harness Meet began September 5, 1997 and ran 50 days until December 31, 1997. Garden State Park has received approval from the New Jersey Racing Commission to run a 63 day Thoroughbred Meet from January 1, 1998 to May 23, 1998 and a 51 day fiscal 1999 Harness Meet from September 4, 1998 to December 12, 1998.

 During the three months ended September 30, 1997, Garden State Park's revenue of $6,353,787 increased $253,838 from the $6,099,949 for the corresponding three month period, primarily reflecting the effect of an increase in revenues generated from simulcasting to other racetracks, partially offset by a decrease in live wagering income. Expenses decreased $548,059 or 9% for the three months ending September 30, 1997. Wages and benefits decreased $388,000 or 15% as a result of the Company's effort to cut overhead and operating costs. Additional savings were realized by reducing outside services during simulcast periods and a reduction in utilities, insurance and materials and supplies. As a result of the increased revenues and decreased expenses, Garden State Park realized net income of $662,723, as compared to a net loss of ($122,928) in the same quarter of the prior fiscal year.

 During the three month period of harness racing ending September 30,
1997, the average live wagering at Garden State Park was $151,090, a 7% decrease from the corresponding prior period. During each of the first quarters of fiscals 1998 and 1997, 14 live days of wagering were conducted. During the periods of live racing, Garden State Park also simulcasted its
racing signal to other race tracks around the country.   The average simulcast
wagering at these tracks increased 22% over the prior year. During the period of live racing and most other days, Garden State Park receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $299,581 for the three months ended September 30, 1997, a 3% decrease from the corresponding prior period amount of $308,035.

 Freehold Raceway:

 The Company conducts its Harness Meet through Freehold Racing
Association, Inc. ("FRA") and Atlantic City Harness, Inc. ("ACH"), the
operating companies of  Freehold Raceway.   FRA ran its fiscal 1998 Harness
Meet for 99 days from August 14, 1997 thru December 31, 1997. ACH has received approval from the New Jersey Racing Commission to run its fiscal 1998 Harness Meet for 97 days from January 1, 1998 through May 28, 1998. FRA received approval from the New Jersey Racing Commission to run its fiscal 1999 Harness Meet for 92 days from August 13, 1998 through December 31, 1998.

  During the three months ended September 30, 1997, Freehold Raceway's revenue was $8,188,499, a slight increase from the corresponding three month period of the prior year, primarily reflecting the result of an increase in revenues from receiving simulcasting, partially offset by a decrease in revenues as a result of a decrease in average wagering from live racing. Expenses decreased $77,375 or 1% for the three months ending September 30, 1997 when compared to the same period last year, primarily as a result of the decrease in purse expenses associated with the decrease in live wagering and a decrease in wages and related benefits. As a result of the overall increased revenues and decreased expenses, Freehold Raceway realized income before taxes of $1,063,542 as compared to income after taxes of $1,203,898 in the same quarter last year.

 During the three month period of harness racing ended September 30, 1997, the average live wagering at Freehold Raceway was $230,573, a 19% decrease from the corresponding prior period amount of $283,019. During the three month period ended September 30, 1997, 37 live days of wagering were conducted and 36 days were conducted in the corresponding prior period. During the periods of live racing, Freehold Raceway also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks decreased 4% over the prior year. During periods of live racing and most other days, Freehold Raceway receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $312,880 for the three months ended September 30, 1997, a 5% increase from the corresponding prior period amount of $299,098.

            INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES


                             Part II

                        OTHER INFORMATION


Item 6.

 During the quarter ended September 30, 1997, the registrant filed the following Current Reports on Form 8-K:


Date                 Subject Matter

 July 1, 1997        Issuance of shares of the Company's Common Stock
                     in exchange for cancellation of a $10.5 million
                     note
 August 6, 1997      Change of the Company's Accountants
 August 20, 1997     Change of the Company's Accountants


            INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            INTERNATIONAL THOROUGHBRED BREEDERS, INC.




May 22, 1998         /s/Nunzio P, DeSantis
             Nunzio P. DeSantis, President,
             Chief Executive Officer and Director
             (Principal Executive Officer)



May 22, 1998         /s/William H. Warner
             William H. Warner
             Treasurer
             (Principal Financial and Accounting Officer)