Form 10-Q
period 1997-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1998-05-22
CIK 320573

FORM 10Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997

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

                        CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND JUNE 30, 1997


                                  ASSETS


                                        December 31,
                                            1997        June 30,
                                        (UNAUDITED)       1997

CURRENT ASSETS:

  Cash and Cash Equivalents           $    5,048,339 $   3,784,895
  Restricted Cash and Investments          1,555,415     3,730,323
  Reserve Escrow Deposits                 12,482,195    16,773,824
  Accounts Receivable                      2,148,590     1,497,254
  Prepaid Expenses                           989,832     1,396,766
  Other Current Assets                       896,050       664,226
  Land and Improvements
    Held for Sale, Net                             0     6,762,809

       TOTAL CURRENT ASSETS               23,120,421    34,610,097



LAND, BUILDINGS AND EQUIPMENT:

  Land and Buildings                      69,454,636    69,255,937
  Construction In Progress                50,738,584    50,624,333
  Equipment                                5,448,798     5,261,367

                                         125,642,018   125,141,637

  LESS: Accumulated Depreciation
          and Amortization                 5,052,159     4,278,754

       TOTAL LAND, BUILDINGS AND
        EQUIPMENT, NET                   120,589,859   120,862,883


OTHER ASSETS:

  Deposits and Other Assets                  919,572       272,337
  Deferred Financing Costs, Net            4,402,055     5,907,432
  Goodwill, Net                            2,985,984     3,041,280

       TOTAL OTHER ASSETS                  8,307,611     9,221,049


TOTAL ASSETS                          $  152,017,891 $ 164,694,029


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND JUNE 30, 1997

                   LIABILITIES AND STOCKHOLDERS' EQUITY



                                        December 31,
                                            1997        June 30,
                                        (UNAUDITED)       1997

CURRENT LIABILITIES:

  Accounts Payable                    $    3,020,744 $   3,984,638
  Accrued Expenses                         6,201,459     5,228,655
  Purses Payable                                   0     1,984,050
  Current Maturities of
    Long-Term Debt                        56,190,057    62,963,178
  Deferred Revenue                           814,374     1,750,572

       TOTAL CURRENT LIABILITIES          66,226,634    75,911,093


LONG-TERM DEBT,
    Net of Current Portion                12,883,172    13,131,003

COMMITMENTS AND CONTINGENCIES                -             -


STOCKHOLDERS' EQUITY:

  Series A Preferred Stock,
    $100.00 Par Value,
    Authorized 500,000 Shares,
    Issued and Outstanding,
    362,477 and 362,470 Shares,
    Respectively                          36,247,675    36,246,975

  Common Stock, $2.00 Par Value,
    Authorized 25,000,000 Shares,
    Issued and Outstanding, 13,978,092
    and 13,978,060 Shares, Respectively   27,956,183    27,956,119

  Capital in Excess of Par                25,856,263    25,048,752

  (Deficit)(subsequent to
    June 30, 1993,
    date of quasi-reorganization)       (17,112,869)  (13,558,246)

       TOTAL                              72,947,252    75,693,600

  LESS: Deferred Compensation, Net            39,167        41,667

       TOTAL STOCKHOLDERS' EQUITY         72,908,085    75,651,933

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               $  152,017,891 $ 164,694,029


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                             (UNAUDITED)


                                         Preferred
                                         Number of
                                          Shares         Amount

BALANCE - JUNE 30, 1997                     362,470 $   36,246,975

   Compensation for Options
     Granted to Non-Employees               ---           ---

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
       effected on March 13, 1992                 7            700

   Amortization of Deferred
     Compensation Costs                     ---           ---

   Gain on Sale of Land                     ---           ---

   Net (Loss) for the Six Months Ended
      December 31, 1997                     ---           ---


BALANCE - DECEMBER 31, 1997                 362,477  $  36,247,675


                                          Common
                                         Number of
                                          Shares         Amount

BALANCE - JUNE 30, 1997                  13,978,060  $  27,956,119


   Compensation for Options
     Granted to Non-Employees               ---           ---

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
       effected on March 13, 1992                32             64

   Amortization of Deferred
     Compensation Costs                     ---           ---

   Gain on Sale of Land                     ---           ---

   Net (Loss) for the Six Months Ended
      December 31, 1997                     ---           ---


BALANCE - DECEMBER 31, 1997              13,978,092  $  27,956,183



                                          Capital
                                         in Excess
                                          of Par        (Deficit)

BALANCE - JUNE 30, 1997                  25,048,752  $(13,558,246)


   Compensation for Options
     Granted to Non-Employees               808,275       ---

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
       effected on March 13, 1992             (764)       ---

   Amortization of Deferred
     Compensation Costs                     ---           ---

   Gain on Sale of Land                     ---          1,687,095

   Net (Loss) for the Six Months Ended
      December 31, 1997                     ---        (5,241,718)


BALANCE - DECEMBER 31, 1997            $ 25,856,263  $(17,112,869)



                                         Deferred
                                        Compensation     Total

BALANCE - JUNE 30, 1997                $   (41,667)  $  75,651,933


   Compensation for Options
     Granted to Non-Employees               ---            808,275

   Shares Issued for Fractional
     Exchanges With Respect to the
     One-for-twenty Reverse Stock Split
      effected on March 13, 1992            ---           ---

   Amortization of Deferred
     Compensation Costs                       2,500          2,500

   Gain on Sale of Land                                  1,687,095

   Net (Loss) for the Six Months Ended
     December 31, 1997                      ---        (5,241,718)


BALANCE - DECEMBER 31, 1997            $   (39,167)  $  72,908,085


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,1997 AND 1996
                                (UNAUDITED)

                                           Three Months Ended
                                              December 31,
                                            1997          1996

REVENUES:

  Revenue from Operations              $  20,635,025 $  19,928,133
  Investment Income                           27,065        45,358

     TOTAL REVENUES                       20,662,090    19,973,491

EXPENSES:

  Cost of Revenues:

    Purses                                 7,958,659     7,502,892
    Operating Expenses                     8,435,141     9,240,609
    Depreciation & Amortization              436,009       396,392
  General & Administrative Expenses        3,207,931     2,411,009
  Non-Employee Option Costs                   11,137       133,650
  El Rancho Property Development
     Carrying Costs                          201,548       189,545

     TOTAL EXPENSES                       20,250,425    19,874,097


OPERATING INCOME (LOSS)                      411,665        99,394


OTHER EXPENSES:

  Interest Expense                         1,826,603       860,262
  Amortization of Financing Costs            762,776       204,266
  Write Off of Deposits on Land                    0     2,585,000

     TOTAL OTHER EXPENSES                  2,589,379     3,649,528


(LOSS) BEFORE INCOME TAXES               (2,177,714)   (3,550,134)
  Income Tax Expense                          20,122        57,600

NET (LOSS)                               (2,197,836)   (3,607,734)

BASIC (LOSS) PER COMMON SHARE          $      (0.16) $      (0.31)


WEIGHTED AVERAGE
   SHARES OUTSTANDING                     13,978,076    11,651,509



                                            Six Months Ended
                                              December 31,
                                            1997          1996

REVENUES:

  Revenue from Operations              $  35,132,757 $  34,175,077
  Investment Income                           79,133       129,376

     TOTAL REVENUES                       35,211,890    34,304,453


EXPENSES:

  Cost of Revenues:

    Purses                                12,019,763    11,407,265
    Operating Expenses                    15,342,495    16,887,763
    Depreciation & Amortization              865,613       788,648
  General & Administrative Expenses        5,620,142     4,814,858
  Non-Employee Option Costs                  808,275       162,000
  El Rancho Property Development
     Carrying Costs                          574,042       582,670

     TOTAL EXPENSES                       35,230,330    34,643,204


OPERATING INCOME (LOSS)                     (18,440)     (338,751)


OTHER EXPENSES:

  Interest Expense                         3,629,061     1,554,100
  Amortization of Financing Costs          1,523,980       404,307
  Write Off of Deposits on Land                    0     2,585,000

     TOTAL OTHER EXPENSES                  5,153,041     4,543,407


(LOSS) BEFORE INCOME TAXES               (5,171,481)   (4,882,158)
  Income Tax Expense                          70,237        96,810

NET (LOSS)                               (5,241,718)   (4,978,968)

BASIC (LOSS) PER COMMON SHARE          $      (0.37) $      (0.43)


WEIGHTED AVERAGE
   SHARES OUTSTANDING                     13,978,084    11,651,501


See Notes to Consolidated Financial Statements.

                 INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                              (UNAUDITED)


                                             Six Months Ended
                                                December 31,
                                            1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:

  NET (LOSS)                            $(5,241,718)  $ (4,978,968)

  Adjustments to reconcile net (loss)
    income to net cash
    provided by operating activities:

     Depreciation and Amortization         2,389,593      1,192,955
     Compensation for Options Granted        808,275        486,000
     Loss on Disposal of Fixed Assets         32,673              0
     Write-Off of Deposits                         0      2,585,000
     Changes in Assets and Liabilities -
      Decrease in Restricted Cash and
       Investments                         2,174,908      1,418,806
       (Increase) in Accounts Receivable   (651,336)    (1,295,380)
       (Increase) Decrease in
        Other Assets                       (251,824)        209,448
       (Decrease in Prepaid Expenses         406,934        568,897
       (Decrease) Increase in Accounts
           and Purses Payable
           and Accrued Expenses          (1,975,140)        229,521
       (Decrease) in Deferred Revenue      (936,198)       (19,527)
  NET CASH (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                (3,243,833)        396,752


CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Sale of Land              8,449,904              0
   Development of El Rancho Property       (114,251)    (1,008,095)
   Deposits on
     New Meico Racetrack Options           (600,000)              0
   Deposits on Purchase of Land                    0    (2,115,000)
   Capital Expenditures                    (449,373)      (960,543)
   (Increase) Decrease in Other
    Investments                             (27,235)         25,917
     NET CASH PROVIDED (USED IN)
         INVESTING ACTIVITIES              7,259,045    (4,057,721)


CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of
    Long Term Notes                                0        827,891
   Proceeds from Line of Credit -
    Foothill                                       0      6,162,680
   Deferred Financing Costs                 (22,445)       (84,804)
   Escrow Deposits Utilized                5,661,749              0
   Proceeds from Land Sale to Reserve
      Escrow Deposits                    (1,370,120)              0
   Principal Payments on Sun Bank Note   (6,000,000)              0
   Principal Payments on Short Term Notes  (773,121)      (600,960)
   Principal Payments on Long Term Notes   (247,831)    (1,817,540)
     NET CASH (USED IN) PROVIDED BY
       FINANCING ACTIVITIES              (2,751,768)      4,487,267

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                        1,263,444        826,298

  CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                   3,784,895      4,216,356


  CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                  $  5,048,339  $   5,042,654


  Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
     Interest                           $  3,535,751  $   1,454,596
     Income Taxes                       $    100,000  $         710


  Supplemental Schedule of Non-Cash Investing and Financing Activities:

  During the six months ended December 31, 1997 and 1996, the Company recorded unrealized losses of $20,000 and $40,000, respectively on trading securities.

  During the six months ended December 31, 1996 the Company issued warrants to purchase 200,000 shares of Common Stock at a fair value of $324,000 in connection with financing agreements.
     There were no warrants issued in the six months ended December 31, 1997.

See Notes to Consolidated Financial Statements.

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


(1)   BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

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

 Additionally, the Company has sustained a net loss of approximately $17.4 million and $1.1 million during the fiscal years 1997 and 1996, respectively, and a net loss of $5,241,718 through December 31, 1997. While the Company believes its projected cash flows will be sufficient to meet its operating needs through March 1999, there can be no assurances beyond that date. These projections do not reflect the impact of its default under the above mentioned credit facility or the effects of the above mentioned litigation.

 While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations, including the possible sale of the El Rancho property as part of the litigation settlement negotiations described above and the possible sale of all or some of its racing operations.


(2)    CONSTRUCTION IN PROGRESS

  Construction in progress includes the purchase price as well as preliminary construction costs in conjunction with the development of the El Rancho property. These costs include real property acquisition costs in the amount of approximately $43,500,000, capitalized interest of $4,182,007 and other development costs, in addition to approximately $2.5 million in carrying costs. As of July 1997, development has been temporarily suspended as additional funding is being secured. Accordingly, capitalization of interest costs has been suspended, until the Company obtains additional financing and resumes construction.

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

 LAND AND IMPROVEMENTS HELD FOR SALE - NET

 On October 20, 1997, the Company sold a parcel of land contiguous to Garden State Park for $9,000,000 exclusive of closing costs of approximately $545,000. The carrying value of such property was $6,767,715. $6,000,000 of such sales proceeds were used to repay an existing mortgage on the property. The resulting gain was recorded as an adjustment to Stockholders' Equity in accordance with accounting principles applicable to a quasi-reorganization which was effected as of June 30, 1993.

(4)   INVESTMENTS

 At December 31, 1997, the Company had approximately $1,555,000 which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and amounts held for unclaimed ticketholder winnings.

(5)   RESERVE ESCROW DEPOSITS

 At December 31, 1997, $12,482,195 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million Credit Facility with Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"). The financing agreement provided for reserve accounts to be held by LaSalle National Bank ("the Depository"). The Company is currently in default with respect to the Credit Suisse Credit Facility (See
Note 6). As a result, Credit Suisse could apply any remaining escrow amounts to any outstanding borrowings. Therefore, all balances in the Reserve Escrow Deposits have been classified as current assets. On the maturity date of the facility, any amounts remaining on deposit shall, at Credit Suisse's option, be applied against outstanding borrowings or returned to the Company.



  Interest Reserve Account. $10,000,000 of the loan proceeds were placed in a Interest Reserve Account to fund the monthly interest due on the $55 million Credit Facility (approximately $588,000 per month).

 El Rancho Reserve Account. $3,759,615 of the loan proceeds were deposited to reimburse the Company for expenditures in connection with the development and carrying costs of the El Rancho property. Through December 31, 1997, the Company has been reimbursed $1,465,000 from this account.

 Working Capital Account. $760,000 of the loan proceeds were deposited for working capital purposes. Upon the sale of certain Garden State property on October 20, 1997 (See Note 3), the Company deposited an additional $1,370,120 in this account.

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


The Escrow Accounts are summarized below:

Account                     December 31,
                            1997

Interest Reserve          $       5,671,960
El Rancho Reserve                 2,293,666
Working Capital                   2,130,122
Tax and Insurance                   977,581
Deferred Maintenance                408,866
Environmental Remediation         1,000,000

Total                     $      12,482,195


(6)   NOTES AND MORTGAGES PAYABLE

           Notes and Mortgages Payable are summarized below:

                             Interest %             December 31, 1997
                             Per Annum            Current      Long-Term

INTERNATIONAL THOROUGHBREDBREEDERS INC.:


Credit Suisse          LIBOR Rate plus 7%     $    55,000,000$        -0-
  First Boston(A)      12/31/97  rate 12.72%)

Other                             Various              69,561         -0-

FREEHOLD  RACEWAY:

Kenneth R. Fisher (B)    80% of Prime (not to
                                   exceed 6%)         625,000  10,625,000
                           (12/31/97 rate 6%)

Kenneth R. Fisher (C)            80% of Prime
                         (12/31/97 rate 6.6%)         225,000   1,684,549

Other                                                  39,696         -0-

GARDEN STATE PARK:

Other                              Various            230,800     573,623

    Totals                                    $    56,190,057$ 12,883,172

The effective LIBOR Rate and the Prime Rate at December 31, 1997 was 5.72% and 8.50%, respectively.


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

(7)   INCOME TAX EXPENSE

 The Company's income tax expense for the three and six month periods ending December 31, 1997 and 1996 relates to New Jersey income taxes for its Freehold Raceway operations.


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

  On May 23, 1997, the original agreement with LVEN was also amended by a Tri-Party Agreement among the Company, LVEN and Credit Suisse whereby the Company is required to acquire Casino-Co, a wholly owned subsidiary of LVEN, whose principal asset is the $160 million profit participation note described in the preceding paragraphs. The acquisition may be accomplished by the purchase of all the stock of Casino-Co. or a merger of the companies. The Company would be required to issue its stock, the price of which will be subject to fairness opinions from independent investment banking firms independently representing the Company and LVEN, to: 1) LVEN in an amount equal to 90% of the greater of the fairness opinions obtained by the
Company and LVEN;   and to 2) Credit Suisse in an amount equal to 10% of the
greater of the fairness opinions obtained by the Company and LVEN. If this acquisition is approved by the Company's stockholders and Board of Directors, and completed, the Company's requirement for the sharing of cash flow, described above, will be canceled.

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

 Effective January 15, 1997, the Company entered into a ten-year employment contract with Nunzio P. DeSantis, the Company's Chief Executive Officer. The contract provides for annual compensation of $450,000, adjusted annually by increases, if any, in certain Consumer Price Indexes. Mr. DeSantis will also receive a performance bonus for each fiscal year during the term of the agreement equal to the excess of the amount, if any, by which the pre-tax income of the Company exceeds $2 million, limited to an amount equal to his base salary. As part of his contract, Mr. DeSantis was awarded options, subject to stockholder approval, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $4 per share.
Upon obtaining stockholder approval
for the awarding of the options, the Company may need to record as compensation an expense calculated by multiplying the number of shares covered by the option by the difference between the intrinsic value of each share and the exercise price at the measurement date. An expense would only be recorded if the exercise price is below the market price at the measurement date. Options to purchase 500,000 shares of Common Stock would be exercisable immediately and options to purchase an additional 500,000 shares of Common Stock would become exercisable on each succeeding anniversary of the effective date of the agreement, provided, however, that all options shall be fully vested if Mr. DeSantis resigns for good reason (as defined in the agreement), resigns upon a change of control, or if he is discharged without cause. Mr. DeSantis is entitled to additional fringe benefits, including the use of a private jet, in connection with the performance of his duties. This contract is a subject of the pending litigation discussed below.

 Effective January 15, 1997, the Company entered into a consulting contract with Anthony Coelho, the Company's Chairman of the Board, that provides for $10,000 per month in consulting fees on a month-to-month basis, $2,500 for each director's meeting he attends and other fringe benefits. As part of this contract, Mr. Coelho was awarded options, subject to stockholder approval, to acquire 1,000,000 shares of the Company's Common Stock at $4 per share. 100,000 shares would become exercisable immediately and options to acquire 100,000 shares would become exercisable on each succeeding anniversary of the effective date of the agreement. Upon obtaining stockholder approval for the awarding of these options, the Company will need to record an expense calculated by using the fair value of the options at that date. This contract is a subject of the pending litigation discussed below.

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

 During October 1997, the Company terminated the employment of the Company's President, Robert J. Quigley. The severance package approximating $300,000, payable through December 1998, was expensed in the second quarter of fiscal year 1998.


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

Mariucci et. al. v. DeSantis et. al.

 The first Delaware Action, captioned John Mariucci, Robert J. Quigley, Charles R. Dees, Jr., James J. Murray, Francis W. Murray, Frank A. Leo, and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl and Joseph Zappala and International Thoroughbred Breeders, Inc., C.A. No. 15918NC ("Mariucci"), alleged, among other things, that (i) NPD had breached the terms of the NPD Acquisition Agreement by failing to fund a line of credit, (ii) as a result of such breach, the resignations of Messrs. Mariucci, James Murray and Keonemund (the "Old Directors") were ineffective and (iii) Messrs. DeSantis, Coelho, Abraham, Scholl and Zappala (the "New Directors") were misusing the assets of the Company for their personal benefit. The Mariucci complaint sought an order (a) pursuant to Section 225 of the Delaware General Corporation Law, determining that (1) the New Directors were not validly appointed or elected to the Board and (2) Frank Koenemund, John Mariucci and James Murray, notwithstanding their resignations upon the
NPD Acquisition, and the accepdance of those resignations by the Company's Board, continued as directors of the Company (the "Section 225 Claims") and
(b) preserving the status quo pending a final adjudication of the Section 225 Claims. On September 18, 1997, the plaintiffs filed an amended complaint. On September 26, 1997, the New Directors and the Company filed a motion to dismiss, or in the alternative, to strike allegations of the amended complaint (the "Motion to Dismiss"). The Chancery Court granted the Motion to Dismiss by opinion dated October 14, 1997. The time for appeal of the Chancery Court order has expired and no appeal has been taken by the plaintiffs.


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

 On November 18, 1997, the Company filed an amended answer and counterclaim (the "Counterclaim") against Messrs. Quigley, Leo, Francis Murray and Dees (collectively, the "Counterclaim Defendants"). The Counterclaim alleges that the Counterclaim Defendants have breached their fiduciary duty to the Company by (i) adopting, and subsequently refusing to recognize the repeal of certain "super-majority" By-law provisions in order to aid Brennan in retaining control of the Company's business affairs and jeopardizing the Company's licenses and registrations, (ii) interfering in the Company's hiring of new independent auditors thereby causing the Company to be delinquent in its required filings with the Securities and Exchange Commission ("SEC") and causing the suspension of trading in the Company's stock on the American Stock Exchange, (iii) using corporate funds for their personal uses and (iv) usurping corporate opportunities properly belonging to the Company. The Counterclaim seeks injunctive relief enjoining the Counterclaim Defendants from, among other things, interfering in the Company's day-to-day business operations, the establishment of a constructive trust over certain assets of the Counterclaim Defendants, a declaratory judgement that the "super-majority" voting provisions have been repealed and money damages. On December 4, 1997, the Quigley plaintiffs filed a motion to conduct a separate expedited trial on the "super-majority" By-law issues, which motion was withdrawn by the Quigley plaintiffs at a February 10, 1998 scheduling conference. At the February scheduling conference, the Chancery Court scheduled this matter for trial commencing on May 20, 1998. The Counterclaim Defendants answered the Counterclaim on January 12, 1998 (the "Counterclaim Answer") and, in the Counterclaim Answer, Mr. Murray asserted a wrongful discharge and seeks monetary damages.


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

Rekulak et. al. v. DeSantis et. al.

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

  The litigation in the Quigley, Rekulak and NPD actions is at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe that a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, there can be no assurance as to the outcome of such litigation and the impact the litigation itself or any resolution thereof may hav eon the Company's financial position, results of operations or cash flows. As discussed above, the Quigley, Rekulak and Green actions challenge the authorization and enforceability of certain actions taken and agreements entered into by the Company, including the Credit
Suisse Credit Facility and related documents. In the event plaintiffs prevail in such litigation, such actions and agreements may be subject to modification, termination or revision, the impact of which on the Company cannot be predicted.

  As part of th eproposed settlement, it is the Company's intention to dispose of the El Rancho property. Howeve, there can be no assurance that the settlement and subsequent sale of the El Rancho property can be completed or as to terms thereof.

  In November 1997, two separate actions were filed in the New Jersey District Court agianst various directors of the Company and other affiliated parties. The Company is not a party to either of these actions, both of which are summarized below.

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

Green v. DeSantis, et. al.

 Certain officers, directors and affiliates of the Company are parties to an action filed on November 30, 1997 by Robert William Green ("Green"), a stockholder of the Company and Chief Executive Officer of Philadelphia Park, captioned Robert William Green v. Nunzio DeSantis, Joseph Corazzi, Anthony Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. 97-5359(JHR), in the New Jersey District Court.
The complaint alleges, among other things, that the defendants have usurped certain corporate opportunities at the expense of the Company, have diluted Green's interest in the Company though the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him
by NPD (the "Green Option").   Subject to regulatory approval, the Green
Option grants Green the right to purchase approximately 50% of the shares of the Company's Common Stock which are held by NPD. The Green Option terminated by its terms on January 15, 1998 and Green did not exercise the option by such date. Green seeks (i) compensatory and punitive damages, (ii) an order enjoining defendants from transferring, encumbering or alienating the Company's Common Stock subject to the Green Option, (iii) an order declaring the issuance of certain shares of Common Stock to be a nullity, and (iv) reformation of the Green Option to extend the termination date. This action also raises claims substanially similar to those made in the Quigley action. The defendants have not yet filed a response to the complaint. The Company is not a party to this action.

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

(9)   DEFERRED FINANCING COSTS

 Deferred financing costs at December 31, 1997 include those amounts
associated with the Credit Suisse Credit Facility.  (See Note 6).   These
costs of $6,238,732, net of amortization of $1,836,677, are being expensed
over the two year life of the loan.   Amortization expense for the three and
six months ended December 31, 1997 was $762,776 and $1,523,980, respectively.

(10)  STOCK OPTIONS AND WARRANTS

 (A)  EMPLOYEE AND  NON-EMPLOYEE OPTIONS

 On August 21, 1997, the Company granted 300,000 non-qualified stock options to purchase an aggregate of 300,000 shares of Common Stock to certain
directors.   The fair value of options issued recognized as non-employee option costs during the three months ended December 31, 1997 and 1996 was $11,137 and $133,650, respectively. The fair value of options issued during the six months ended December 31, 1997 and 1996 was $808,275 and $162,000, respectively. At December 31, 1997, total employee options outstanding were 1,300,000 and total non-employee options outstanding were 600,000. Options to purchase an aggregate of 6,000,000 shares of Common Stock have been granted, subject to stockholder approval, to the Company's Chief Executive Officer and its Chairman of the Board and are not reflected in the above numbers.

 (B)  WARRANTS

 The fair value of warrants issued during the six months ended December
31, 1997 and 1996 was $-0- and $324,000, respectively.  At December 31, 1997, total warrants outstanding were 1,671,847 and have been accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho property. The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho property has been capitalized and will be amortized when the facility becomes operational.


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

  Mr. DeSantis owned 80% of Nordic Gaming Corporation, an Ontario corporation, which purchased the Fort Erie Racetrack in Fort Erie, Canada on August 27, 1997. The Company was offered, but rejected, the opportunity to make this investment because of the demands on cash flow. Nordic Gaming borrowed $182,000 from LVEN for a deposit on the purchase which was repaid to LVEN at the closing. LVEN has also provided Nordic Gaming with a $1.3 million secured line of credit to fund operating losses at the Fort Erie Racetrack.
On May 15, 1998, Mr. DeSantis sold his Nordic Gaming shares to Erie Gaming Organization, Inc., an Ontario corporation which holds the other 20% interest in Nordic Gaming. In consideration for his shares, Mr. DeSantis received $10.00 and each of Nordic Gaming, Mr. DeSantis and Erie Gaming each exchanged mutual general releases. In connection with the pending litigation, the minority Board members have challenged the decission to reject the opportunity to purchase the Fort Erie Racetrack. (See Note 8).

 During fiscal 1997, the Company paid approximately $217,000, and in the first six months of fiscal 1998 paid an additional $12,200, to Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company, including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, which operates private jets, including one which was partially financed by Messrs. DeSantis and Corazzi. Messrs. DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $220,000 from January 15, 1997 to December 31, 1997 and which LVEN has agreed to reimburse to the Company.

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

 During the six months ended December 31, 1997, the Company paid $60,000 in consulting fees and $3,000 for an auto allowance to Anthony Coelho, the Company's Chairman, pursuant to an agreement effective January 15, 1997. Mr. Coelho's consulting agreement is month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each board meeting he attends and a $500 monthly automobile allowance. (See Note 8).

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


 During the six months ended December 31, 1997, the Company paid approximately $60,000 in consulting fees and reimbursed expenses to Joseph Zappala, a director of the Company. Subsequent to December 31, 1997, the Company has paid approximately $10,000 per month plus expenses to Mr. Zappala for ongoing consulting services.


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



INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED DECEMBER 31, 1997

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS    OF OPERATIONS

 Liquidity and Capital Resources

 The Company's working capital, as of December 31, 1997, was a deficit of ($43,106,215) which represents an increase in the deficit of approximately $39,361,000 from the December 31, 1996 working capital (deficit) of ($3,745,126). On May 23, 1997, the Company obtained a Credit Facility from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"). This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries (the "Credit Suisse Credit Facility"). Proceeds of this facility were used to repay in full the Company's $30 million Credit Facility with Foothill Capital Corporation ("Foothill") and were to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the London Interbank Offered Rate
("LIBOR").   Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts (including $10 million in an interest reserve account, which balance at December 31, 1997 was $5,671,960), financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. At December 31, 1997, the interest rate on the Credit Suisse Credit Facility was 12.72%. The Company is not in compliance with certain
non-financial covenants of the Credit Suisse Credit Facility.   As a result of
not receiving waivers of these violations, Credit Suisse could accelerate the $55 million loan at anytime and therefore, the loan has been classified as a current liability. Additionally, all escrow amounts have been classified as current assets.

 In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit Facility and certain related agreements and related actions. (See Note 8 to the consolidated financial statements).

 The net loss for the six months ended December 31, 1997 was ($5,241,718). Cash flows used in operating activities amounted to approximately $3,243,831. The net loss incurred by the Company includes approximately $3,200,000 of other non-cash expenses.

   Cash provided by investing activities was $7,259,045 during the six months ended December 31, 1997, primarily the result of proceeds of approximately $8,400,000 from the sale of land at Garden State Park, offset by a non-refundable payment of $600,000 to purchase an option to acquire certain leasehold interests, El Rancho development costs of approximately $114,251 and capital expenditures of approximately $449,373.

 Cash used in financing activities was $2,751,768, during the six months ended December 31, 1997, consisting principally of principal payments made to Sun Bank in the amount of $6,000,000, deposits of $1,370,120 to escrow funds as a result of the sale of land at Garden State Park, and payments made on various short and long term notes of $1,021,000, partially offset by amounts drawn from the Credit Suisse escrow accounts in the amount of $5,661,749.


 Restricted cash and investments of $1,555,415 as of December 31, 1997 consisted of horsemen's deposits held by the racetracks for race nominations, purse winnings, and funds held for uncashed mutuel ticket sales due to the patrons or government authorities. As restricted cash, these cash funds are not available for other Company operations.

 The Company's scheduled principal payment on debt service, excluding acceleration of the Credit Suisse Note, is expected to be approximately $1,190,000 during the next twelve months. This amount includes payments due on the Freehold debt and various other note payments.



 Capital expenditures were approximately $450,000 during the first half of fiscal 1998 and are expected to be approximately $625,000 in fiscal 1998. Interest on the Credit Suisse Credit Facility debt was approximately $3,500,000 for the first six months of fiscal 1998. Expenses in connection with the El Rancho property for carrying costs, including real estate taxes, utilities, security and maintenance were approximately $574,000 in the six months ended December 31, 1997. Additionally, professional fees for consultants, legal and on-going architectural work in connection with the El Rancho were approximately $114,000 in the six months ended December 31, 1997.

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

 Additionally, the Company has sustained a net loss of approximately $17.4 million and $1.1 million during fiscals 1997 and 1996, respectively, and a net loss of $5,241,718 through December 31, 1997. While the Company believes its projected cash flows from operations will be sufficient to meet its operating needs through March 1999, there can be no assurances beyond that date. These projections do not reflect the impact of its default under the Credit Suisse Credit Facility or the effects of the above mentioned litigation.



 While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations, including the possible sale of the El Rancho property, as part of the litigation settlement negotiations described above and the possible sale of all or some of its racing operations.

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

Impact of Year 2000 on the Company's System

 Management is in the process of determining whether all of the Company's accounting and operational systems are year 2000 compliant. Although there can be no assurances, management does not expect the costs associated with any required conversions of systems to ensure year 2000 compliance to be significant.


Results of Operations for the Three Months Ended December 31, 1997

 Total revenues for the three months ended December 31, 1997 and 1996 were $20,662,090 and $19,973,491 respectively. The increase of $688,599 is primarily the result of increases in revenues generated by Freehold Raceway and Garden State Park, as is more fully described below.

 For the three months ended December 31, 1997, the Company's operating income was $411,665 as compared to operating income for the same period in the prior fiscal year of $99,394, an increase of $312,271. Total operating expenses increased $376,328 or 2%. Direct operating expenses, cost of revenues and depreciation and amortization decreased $310,084 or, less than 2%. General and administrative expense of $3,207,931 increased $796,922 or 33%, from the prior year amount of $2,411,009. The increase in general and administrative expenses is principally attributable to: 1) an increase in the legal, professional and consulting fees associated with the various legal actions filed in Chancery Court and the DGE investigation (See Note 8 to the
consolidated financial statements);   2) an executive officer hired
January 15, 1997 and corporate administrative salaries which reflect the additional employees that were hired in the third
quarter of fiscal 1997;   3) severance amounts accrued for a terminated
officer; and 4) corporate, administrative, rent and travel expenses associated with establishing an executive office in New Mexico. The costs associated with options granted decreased $122,513 from the comparable three month period in the prior year. Carrying costs incurred for the El Rancho property increased $12,000 from the comparable period in fiscal 1996.

 During the three months ended December 31, 1997, the Company incurred a net loss of ($2,197,836) in comparison to a net loss of ($3,607,734) for the same period in the prior fiscal year. The decrease in losses of $1,409,898 from the three months ended December 31, 1996 primarily resulted from the net effects of: 1) a non-recurring write-off for the three months ending December 31, 1996 of $2,585,000 in non-refundable deposits associated with the option to purchase a parcel of land adjoining the El Rancho property in Las Vegas; offset by 2) an increase in interest expense of $966,341 which reflects higher indebtedness levels incurred by the Company and the Company's current policy of expensing all interest due to the suspended development of the El Rancho property; 3) an increase of the amortization of financing costs of $558,510 which reflects the cost associated with the Company's new indebtedness; and 4) an increase in the operating income as discussed above.

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

Results of Operations for the Six Months Ended December 31, 1997

 Total revenues for the six months ended December 31, 1997 and 1996 were $35,211,890 and $34,304,453 respectively. The increase of $907,437 is primarily the net result of an increase in revenues at the Company's racetracks, as more is fully described below, partially offset by a decrease in investment income of approximately $50,000.

 For the six months ended December 31, 1997 the Company incurred an operating loss of ($18,440) as compared to an operating loss for the same period in the prior fiscal year of ($338,751), a decrease in the loss of $320,311. Total operating expenses increased $587,126 or 2%. Direct operating expenses, cost of revenues and depreciation and amortization decreased $855,805 or less than 3%. General and administrative expenses of $5,620,142 increased $805,284, or 17%, from the prior year amount of $4,814,858. The increase in general and administrative expenses is principally attributable to: 1) an increase in the legal, professional and consulting fees associated with the various legal actions filed in Delaware
Chancery Court and the DGE investigation (See Note 8);   2) an executive
officer hired January 15, 1997, and corporate administrative salaries which reflect the additional employees that were hired in the third quarter of
fiscal 1997;   3) severance amounts accrued for a terminated officer;  and 4)
corporate, administrative, rent and travel expenses associated with establishing an executive office in New Mexico. Carrying costs incurred for the El Rancho property decreased $8,628 from the comparable period in 1996.

 During the six months ended December 31, 1997, the Company incurred a net loss of ($5,241,718) in comparison to a net loss of ($4,978,968) for the same period in the prior fiscal year. The increase in losses of $262,750 from the six months ended December 31, 1996 primarily resulted from the net effects
of:   1) an increase in interest expense of $2,074,961 which reflects higher indebtedness levels incurred by the Company and the Company's current policy of expensing all interest due to the suspended development of the El Rancho property; 2) an increase of the amortization of financing costs of $1,119,673 which reflects the cost associated with the Company's new indebtedness; partially offset by 3) a non-recurring write-off for the three months ended December 31, 1996 of $2,585,000 in non-refundable deposits associated with the option to purchase a parcel of land adjoining the El Rancho property in Las Vegas; and 4) a decrease in the operating losses as discussed above.

Garden State Park:

 Garden State Park's 1997 Harness Meet began
September 5, 1997 and ran 51 dates primarily on a four night per week basis until December 13, 1997.

 Garden State Park's 1998 Thoroughbred Meet began January 1, 1998 and is scheduled to run through May 23, 1998. The 1998 Thoroughbred Meet was conducted in the afternoon on the opening day and is being conducted in the evenings for three times a week during the remainder of the meet, for a total of 63 racing dates.

 The Company has received approval from the New Jersey Racing Commission to run a 51 night Harness Meet from September 4 through December 12, 1998.

 During the three and six months ended December 31, 1997, Garden State Park realized net income of $775,422 and $1,418,145, respectively.

 Comparative quarterly and year-to-date net income (loss) at Garden State Park are as follows:

                    Net Income (Loss)                Net Increase
                Fiscal 1998       Fiscal 1997         (Decrease)

1st Quarter   $          662,723$     (122,928)$            785,651

2nd Quarter              755,422        356,070             399,352

Year-to-Date  $        1,418,145$       233,142$          1,185,003

 During the three months ended December 31, 1997, Garden State Park's revenue increased $114,273 or 1% to $9,744,237 from the $9,629,964 for the corresponding three month period in the prior fiscal year, primarily reflecting the effect of an increase in revenues generated from simulcasting to and from other racetracks, partially offset by a decrease in live wagering income. Expenses decreased $285,079 or 3% for the three months ended December 31, 1997. Wages and benefits decreased as a result of the Company's effort to cut overhead and operating costs. Additional savings were realized by reducing outside services during simulcast periods and a reduction in utilities, insurance and materials and supplies. As a result of the increased revenues and decreased expenses, Garden State Park realized net income of $755,422, as compared to net income of $356,070 in the same quarter of the prior fiscal year.

 During the six months ended December 31, 1997, Garden State Park's revenue increased $368,111 or 2% to $16,098,024 from $15,729,913 for the corresponding six month period in the prior fiscal year, primarily reflecting the effect of increased revenues generated from simulcasting partially offset by a decrease in live wagering as discussed above. Expenses decreased $816,892 or 6% for the six months ended December 31, 1997, primarily as a result of the cost savings for wages and benefits, insurance, utilities and outside services. As a result of the increased revenues and decreased expenses, Garden State Park realized net income of $1,418,145 as compared to net income of $233,142 during the comparable six month period in the prior fiscal year.


 During the three month period of harness racing ended December 31, 1997, the average live wagering at Garden State Park was $127,343, a 7% decrease from the corresponding prior period amount of $151,408. During this period 37 live days of wagering were conducted for the current year and 41 days for the prior year. During the periods of live racing Garden State Park also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 16% over the prior year. During periods of live racing and most other days, Garden State Park receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $283,225 for the three months ended December 31, 1997, a 3% decrease from the corresponding prior period amount of $275,008.

 During the six month period of harness racing ended December 31, 1997, the average live wagering at Garden State Park was $133,862 a 13% decrease from the corresponding prior period amount of $154,242. During this period 51 live days of wagering were conducted during the current year as compared to 55 days for the prior year. During the periods of live racing Garden State Park also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 17% over the prior year. During periods of live racing and most other days, Garden State Park receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $291,447 for the six months ended December 31, 1997, a slight decrease from the corresponding prior period amount of $291,612.

Freehold Raceway:

 The Company conducts its Harness Meet through Freehold Racing
Association, Inc. ("FRA") and Atlantic City Harness, Inc. ("ACH"), the operating companies of Freehold Raceway. Freehold Raceway races under two separate identities. FRA raced 99 days from August 14, 1997 thru December 31, 1997. ACH will race 97 days from January 1, 1998 through May 25, 1998. The Company has received approval from the New Jersey Racing Commission to run a 92 day FRA harness meet from August 13 through December 31, 1998.

 During the three and six months ended December 31, 1997, Freehold Raceway realized net income before taxes of $1,698,545 and $2,762,087, respectively.

 Comparative quarterly and year-to-date net income before taxes at Freehold Raceway are as follows:

                    Net Income Before Taxes            Net Increase
                   Fiscal 1998     Fiscal 1997          (Decrease)

1st Quarter   $        1,063,542$     1,203,898$          (140,356)

2nd Quarter            1,698,545      1,118,505             580,040

Year-to-Date  $        2,762,087$     2,322,403$            439,684


 During the three months ended December 31, 1997, Freehold Raceway's revenue was $10,899,278, a slight increase when compared to the corresponding three month period in the prior fiscal year. Expenses decreased when compared to the same period in the prior fiscal year primarily as a result of a decrease in salary and benefit expense primarily resulting from the Company's effort to cut overhead and operating costs. The increase in revenues and decrease in expenses primarily accounted for the racetrack realizing income before taxes of $1,698,545 for the three months ended December 31, 1997 as compared to income before taxes of $1,118,505 during the three months ended December 31, 1996.

 During the six months ended December 31, 1997 Freehold Raceway's revenue was $19,087,777, a slight increase when compared to the corresponding period in the prior fiscal year. Expenses decreased $238,534 or 2% for the six months ended December 31, 1997 when compared to the same period in the prior fiscal year primarily as a result of a decrease in salaries and benefits as
discussed above.   As a result of increased revenues and decreased expenses,
Freehold Raceway realized net income before taxes of $2,762,087 for the first half of fiscal 1998 as compared to net income before taxes of $2,322,403 for the first half of fiscal 1997.

 During the three month period of harness racing ended December 31, 1997, the average live wagering at Freehold Raceway was $208,308 a 9% decrease from the corresponding prior period amount of $229,582. During this period 62 live days of wagering were conducted during the current year and 64 days for the prior year. During the periods of live racing Freehold Raceway also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 5% over the prior year. During periods of live racing and most other days Freehold Raceway receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcast was $350,655 for the three months ended December 31, 1997, a 10% increase from the corresponding prior period amount of $319,852.

 During the six month period of harness racing ending December 31, 1997, the average live wagering at Freehold Raceway was $216,829 a 13% decrease from the corresponding prior period amount of $248,819. During this period 99 live days of wagering were conducted during the current year as compared to 100 days for the prior year. During the periods of live racing Freehold Raceway also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 7% over the prior year. During periods of live racing and most other days Freehold Raceway receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcast was $331,600 for the six months ended December 31, 1997 a 7% increase from the corresponding prior period amount of $309,361.





            INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                        AND SUBSIDIARIES

                             PART II

                        OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


 The Company did not file any reports on Form 8-K with respect to the quarter ended December 31, 1997.



            INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                        AND SUBSIDIARIES

                           SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





            INTERNATIONAL THOROUGHBRED BREEDERS, INC.




May 22 1998                         /s/Nunzio P, DeSantis
                               Nunzio P. DeSantis, President,
                               Chief Executive Officer and Director
                               (Principal Executive Officer)



May 22, 1998                        /s/William H. Warner

                               William H. Warner,
                               Treasurer
                                (Principal Financial and Accounting
                                     Officer)