Form 10-Q
period 1998-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1998-05-22
CIK 320573

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                    CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 1998 AND JUNE 30, 1997

                              ASSETS

                                         March 31,
                                            1998        June 30,
                                        (UNAUDITED)       1997

CURRENT ASSETS:

  Cash and Cash Equivalents           $    4,536,527 $   3,784,895
  Restricted Cash and Investments          2,412,472     3,730,323
  Reserve Escrow Deposits                 11,352,950    16,773,824
  Accounts Receivable                      2,785,452     1,497,254
  Prepaid Expenses                           521,085     1,396,766
  Other Current Assets                       993,037       664,226
  Land and Improvements
      Held for Sale, Net                           0     6,762,809

       TOTAL CURRENT ASSETS               22,601,523    34,610,097

LAND, BUILDINGS AND EQUIPMENT:

  Land and Buildings                      69,338,613    69,255,937
  Construction In Progress                50,863,921    50,624,333
  Equipment                                5,523,237     5,261,367

                                         125,725,771   125,141,637

  LESS: Accumulated Depreciation
          and Amortization                 5,451,021     4,278,754

       TOTAL LAND, BUILDINGS AND
           EQUIPMENT, NET                120,274,750   120,862,883


OTHER ASSETS:

  Deposits and Other Assets                  930,490       272,337
  Deferred Financing Costs, Net            3,637,254     5,907,432
  Goodwill, Net                            2,958,336     3,041,280

       TOTAL OTHER ASSETS                  7,526,080     9,221,049


TOTAL ASSETS                          $  150,402,353 $ 164,694,029

See Notes to Consolidated Financial Statements.



             INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 1998 AND JUNE 30, 1997

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                         March 31,
                                            1998        June 30,
                                        (UNAUDITED)       1997

CURRENT LIABILITIES:

  Accounts Payable                    $    4,363,512 $   3,984,638
  Accrued Expenses                         6,069,610     5,228,655
  Purses Payable                             412,650     1,984,050
  Current Maturities of
     Long-Term Debt                       56,054,808    62,963,178
  Deferred Revenue                         1,142,542     1,750,572

       TOTAL CURRENT LIABILITIES          68,043,122    75,911,093

LONG-TERM DEBT,
   Net of Current Portion                 12,124,933    13,131,003


COMMITMENTS AND CONTINGENCIES                -             -

STOCKHOLDERS' EQUITY:

  Series A Preferred Stock,
    $100.00 Par Value,
    Authorized 500,000 Shares,
    Issued and Outstanding,
    362,477 and 362,470 Shares,
    Respectively                          36,247,675    36,246,975

  Common Stock, $2.00 Par Value,
    Authorized 25,000,000 Shares,
    Issued and Outstanding,
    13,978,093 and 13,978,060 Shares,
    Respectively                          27,956,185    27,956,119

  Capital in Excess of Par                25,867,398    25,048,752

  (Deficit)(subsequent to
   June 30, 1993,
   date of quasi-reorganization)        (19,799,043)  (13,558,246)

       TOTAL                              70,272,215    75,693,600

  LESS: Deferred Compensation, Net            37,917        41,667

       TOTAL STOCKHOLDERS' EQUITY         70,234,298    75,651,933

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY               $  150,402,353 $ 164,694,029

See Notes to Consolidated Financial Statements.

             INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED MARCH 31, 1998
                         (UNAUDITED)


                                         Preferred
                                         Number of
                                           Shares        Amount

BALANCE - JUNE 30, 1997                      362,470 $  36,246,975


   Compensation for Options
      Granted to Non-Employees              ---           ---

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                   7           700

   Amortization of Deferred
    Compensation Costs                      ---           ---

   Gain on Sale of Land                     ---           ---

   Net (Loss) for the Nine Months
     Ended March 31, 1998                   ---           ---


BALANCE - MARCH 31, 1998                     362,477 $  36,247,675


                                           Common
                                         Number of
                                           Shares        Amount

BALANCE - JUNE 30, 1997                   13,978,060 $  27,956,119


   Compensation for Options
      Granted to Non-Employees              ---           ---

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                  33            66

   Amortization of Deferred
    Compensation Costs                      ---           ---

   Gain on Sale of Land                     ---           ---

   Net (Loss) for the Nine Months
     Ended March 31, 1998                   ---           ---


BALANCE - MARCH 31, 1998                  13,978,093 $  27,956,185


                                          Capital
                                         in Excess
                                           of Par      (Deficit)

BALANCE - JUNE 30, 1997                $  25,048,752 $(13,558,246)



   Compensation for Options
      Granted to Non-Employees               819,412      ---

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992               (766)      ---

   Amortization of Deferred
    Compensation Costs                      ---           ---

   Gain on Sale of Land                     ---          1,687,095

   Net (Loss) for the Nine Months
     Ended March 31, 1998                   ---        (7,927,892)



BALANCE - MARCH 31, 1998               $  25,867,398 $(19,799,043)


                                          Deferred
                                        Compensation     Total

BALANCE - JUNE 30, 1997                $    (41,667) $  75,651,933


   Compensation for Options
      Granted to Non-Employees                 ---         819,413

   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992               ---           ---

   Amortization of Deferred
    Compensation Costs                         3,750         3,750

   Gain on Sale of Land                        ---       1,687,095

   Net (Loss) for the Nine Months
     Ended March 31, 1998                      ---     (7,927,892)



BALANCE - MARCH 31, 1998               $    (37,917) $  70,234,298


See Notes to Consolidated Financial Statements.


             INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                          (UNAUDITED)

                                            Three Months Ended
                                                 March 31,
                                            1998          1997

REVENUES:

  Revenue from Operations               $ 18,827,867  $ 18,660,171
  Investment Income                           42,331       291,673

     TOTAL REVENUES                       18,870,198    18,951,844

EXPENSES:

  Cost of Revenues:

    Purses                                 6,909,265     6,832,124
    Operating Expenses                     8,749,470    10,180,900
    Depreciation & Amortization              432,125       398,902
  General & Administrative Expenses        2,642,550     2,753,244
  Non-Employee Option Costs                   11,138        12,150
  El Rancho Property Development
    Carrying Costs                           203,448       117,232

     TOTAL EXPENSES                       18,947,996    20,294,552

OPERATING INCOME (LOSS)                     (77,798)   (1,342,708)

OTHER EXPENSES:

  Interest Expense                         1,792,312       488,510
  Amortization of Financing Costs            764,801       206,623
  Write Off of Deposits on Land                    0             0

     TOTAL OTHER EXPENSES                  2,557,113       695,133

(LOSS) BEFORE INCOME TAXES               (2,634,911)   (2,037,841)
  Income Tax Expense                          51,263        31,617

NET (LOSS)                               (2,686,174)   (2,069,458)

BASIC (LOSS) PER COMMON SHARE           $     (0.19)  $     (0.18)


WEIGHTED AVERAGE
  SHARES OUTSTANDING                      13,978,076    11,651,527


                                            Nine Months Ended
                                                March 31,
                                            1998          1997

REVENUES:

  Revenue from Operations               $ 53,960,624  $ 52,835,248
  Investment Income                          121,464       421,049

     TOTAL REVENUES                       54,082,088    53,256,297

EXPENSES:

  Cost of Revenues:

    Purses                                18,929,028    18,239,389
    Operating Expenses                    24,091,965    27,068,663
    Depreciation & Amortization            1,297,738     1,187,550
  General & Administrative Expenses        8,262,692     7,568,102
  Non-Employee Option Costs                  819,413       174,150
  El Rancho Property Development
    Carrying Costs                           777,490       699,902

     TOTAL EXPENSES                       54,178,326    54,937,756

OPERATING INCOME (LOSS)                     (96,238)   (1,681,459)


OTHER EXPENSES:

  Interest Expense                         5,421,373     2,042,610
  Amortization of Financing Costs          2,288,781       610,930
  Write Off of Deposits on Land                    0     2,585,000

     TOTAL OTHER EXPENSES                  7,710,154     5,238,540

(LOSS) BEFORE INCOME TAXES               (7,806,392)   (6,919,999)
  Income Tax Expense                         121,500       128,427

NET (LOSS)                               (7,927,892)   (7,048,426)

BASIC (LOSS) PER COMMON SHARE           $     (0.57)  $     (0.60)

WEIGHTED AVERAGE
  SHARES OUTSTANDING                      13,978,084    11,651,510


See Notes to Consolidated Financial Statements.


             INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997



                                            Nine Months Ended
                                                 March 31,
                                            1998          1997

CASH FLOWS FROM OPERATING
ACTIVITIES:

  NET (LOSS)                            $(7,927,892)  $(7,048,426)

  Adjustments to reconcile net (loss)
    income to net cash
    provided by operating activities:
     Depreciation and Amortization         3,586,519     1,798,480
     Compensation for Options Granted        819,413       498,150
     Loss on Disposal of Fixed Assets         32,673             0
     Write-Off of Deposits                         0     2,585,000
     Changes in Assets and Liabilities -
       Decrease in Restricted Cash
         and Investments                   1,317,851       990,578
       (Increase) in Accounts Receivable (1,288,198)   (2,108,905)
       (Increase) Decrease in
          Other Assets                     (328,811)       210,795
       Decrease in Prepaid Expenses          875,681       930,674
       (Decrease) Increase in Accounts
        and Purses Payable
        and Accrued Expenses               (351,571)     1,913,055
       (Decrease) in Deferred Revenue      (608,030)     (354,570)

  NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES               (3,872,365)     (585,169)


CASH FLOWS FROM INVESTING
ACTIVITIES:

    Proceeds from Sale of Land             8,449,904             0
    Development of El Rancho Property      (239,588)   (3,054,053)
    Deposits on
     New Mexico Racetrack Options          (600,000)             0
    Deposits on Purchase of Land                   0   (2,115,000)
    Capital Expenditures                   (409,891)     (960,543)
    (Increase) Decrease in
      Other Investments                     (60,417)        78,479

  NET CASH PROVIDED (USED IN)
   INVESTING ACTIVITIES                    7,140,008   (6,051,117)


CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of
       Long Term Notes                             0       827,891
    Proceeds from Line of Credit -
       Foothill                                    0     9,138,680
    Deferred Financing Costs                (22,445)   (1,146,525)
    Escrow Deposits Utilized               6,790,994             0
    Proceeds from Land Sale to
       Reserve Escrow Deposits           (1,370,120)             0
    Principal Payments on Sun Bank Note  (6,000,000)             0
    Principal Payments on
       Short Term Notes                    (908,371)     (728,224)
    Principal Payments on
       Long Term Notes                   (1,006,070)   (2,581,689)


  NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                 (2,516,011)     5,510,132


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                          751,632   (1,126,154)


  CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                   3,784,895     4,216,356


  CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                    $  4,536,527  $  3,090,202


  Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
     Interest                           $  5,832,726  $  3,239,198
     Income Taxes                       $    100,000  $        710


  Supplemental Schedule of Non-Cash Investing and Financing Activities:

  During the nine months ended March 31, 1998 and 1997, the Company recorded unrealized losses of $3,334 and $40,000, respectively on trading securities.

  During the nine months ended March 31, 1997 the Company issued warrants to purchase 200,000 shares Common Stock at a fair value of $324,000 in connection with financing agreements.
  There were no warrants issued in the nine months ended March 31, 1998.

See Notes to Consolidated Financial Statements.


INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL
(Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 1997.

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

     Additionally, the Company has sustained net losses of approximately $17.4 million and $1.1 million during the fiscal years 1997 and 1996, respectively, and a net loss of $7,927,892 through March 31, 1998. While the Company believes its projected cash flows will be sufficient to meet its operating needs through March 1999, there can be no assurances beyond that date. These projections do not reflect the impact of its default under the above mentioned credit facility or the effects of the above mentioned litigation.

     While the Company is continuing to monitor and reduce its operating expenses, including payroll, it is also considering the sale of certain assets or operations, including the possible sale of the El Rancho property as part of the litigation settlement negotiations described above and the possible sale of all or some of its racing operations.

(2)  CONSTRUCTION IN PROGRESS

      Construction in progress includes the purchase price as well as preliminary construction costs in conjunction with the development of the El Rancho property. These costs include real property acquisition costs in the amount of approximately $43,500,000, capitalized interest of $4,182,007 and other development costs in addition to approximately $2.7 million in carrying costs. As of July 1997, development has been temporarily suspended as additional funding is being secured. Accordingly, capitalization of interest costs have been suspended, until the Company obtains additional financing and resumes construction.


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

     LAND AND IMPROVEMENTS HELD FOR SALE - NET

     On October 20, 1997, the Company sold a parcel of land contiguous to Garden State Park for $9,000,000 exclusive of closing costs of approximately $545,000. The carrying value of such property at September 30, 1997 was $6,767,715. From the sales proceeds $6,000,000 was used to repay an existing mortgage on the property. The resulting gain was recorded as an adjustment to Stockholders' Equity in accordance with generally accepted accounting principles applicable to a quasi-reorganization.

(4)  INVESTMENTS

     At March 31, 1998, the Company had approximately $2,412,472 which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and amounts held for unclaimed ticketholder winnings.

(5)  RESERVE ESCROW DEPOSITS

     At March 31, 1998, $11,352,950 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"). The financing agreement provided for reserve accounts to be held by LaSalle National Bank ("the Depository"). The Company is currently in default with respect to the Credit Suisse credit facility. As a result Credit Suisse could apply any remaining escrow amounts to any outstanding borrowings. Therefore, all balances in the Reserve Escrow Deposits have been classified as current assets. On the maturity date of the facility, any amounts remaining on deposit shall, at Credit Suisse's option, be applied against outstanding borrowings or returned to the Company.

      Interest Reserve Account. $10,000,000 of the loan proceeds were placed in a Interest Reserve Account to fund the monthly interest due on the $55 million credit facility (approximately $588,000 per month).

     El Rancho Reserve Account. $3,759,615 of the loan proceeds were deposited to reimburse the Company for expenditures in connection with the development and carrying costs of the El Rancho property. Through March 31, 1998, the Company has been reimbursed $1,465,000 from this account.

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

The Escrow Accounts are summarized below:

Account                     March 31, 1998

Interest Reserve          $       3,929,176
El Rancho Reserve                 2,293,666
Working Capital                   2,130,122
Tax and Insurance                 1,591,119
Deferred Maintenance                408,867
Environmental Remediation         1,000,000

Total                     $      11,352,950

(6)  NOTES AND MORTGAGES PAYABLE

          Notes and Mortgages Payable are summarized below:

                             Interest %              March 31, 1998
                             Per Annum            Current      Long-Term

INTERNATIONAL THOROUGHBREDBREEDERS INC.:


Credit Suisse         LIBOR Rate plus 7%
  First Boston(A)   (3/31/98  rate 12.6875%)  $    55,000,000$      -0-

FREEHOLD  RACEWAY:

Kenneth R. Fisher (B)    80% of Prime (not to
                                   exceed 6%)         625,000  10,000,000
                            (3/31/98 rate 6%)

Kenneth R. Fisher (C)            80% of Prime
                          (3/31/98 rate 6.6%)         225,000   1,647,049

GARDEN STATE PARK:

Other                                 Various         204,808     477,884

    Totals                                    $    56,054,808$ 12,124,933

The effective LIBOR Rate and the Prime Rate at March 31, 1998 was 5.6875% and 8.50%, respectively.


     (A) On May 23, 1997, the Company entered into a two-year $55 million credit facility with Credit Suisse secured by a pledge of certain of the personal and real property of the Company and its subsidiaries (the "Credit Suisse Credit Facility"). Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation and will also provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property. Interest under this Credit Suisse Credit Facility is payable monthly in arrears at 7% over the London interbank offered rate ("LIBOR"). The scheduled maturity date of the facility is June 1, 1999. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts, financing and closing fees of $4.3 million were incurred and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations.

     The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "Credit Suisse Note") pursuant to which up to $10 million of the aggregate principal amount of the Credit Suisse Note can be converted, in certain circumstances, including upon the maturity date of the note, upon the prepayment of $10 million in aggregate principal amount of the note or upon the acceleration of the Credit Suisse Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, Credit Suisse was granted warrants to purchase 1,044,000 shares at an exercise price of $4.375 per share (subject to adjustment in certain events). The warrants to purchase 546,847 shares is immediately exercisable, have been valued at approximately $1.6 million and have been recorded as original issue discount. The warrants to purchase 497,153 shares become exercisable at such time as Credit Suisse delivers to the Company a firm commitment for additional funding of no less than $50 million to the Company in connection with the development of the El Rancho property.

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


(7)  INCOME TAX EXPENSE

     The Company's income tax expense for the three and nine month periods ending March 31, 1998 and 1997 relates to New Jersey income taxes for its Freehold Raceway operations.

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

     The term "adjusted cash flow", as defined, refers to cash flow from the property before taxes, less the payment of any debt retirements and capital lease payments and less certain fees received or accrued for certain initial rent or lease payments. The Bi-Lateral Agreement, signed in connection with the $55 million Credit Facility limited the maximum debt service to be netted against cash flow from operations of the El Rancho property in computing "adjusted cash flow" to $65 million, with a further limitation to $27 million in the event that additional financing over the $55 million is not required for the development of the El Rancho property.

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


     In connection with the purchase of the El Rancho property, Las Vegas Communications Corporation ("LVCC") a subsidiary of LVEN, retained the exclusive right to manage all aspects of the property's entertainment
activities.   The term of the agreement is for ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVCC shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides LVCC with an annual fee of $800,000 subject to annual increases and other additional amounts. Pursuant to the Bi-Lateral Agreement entered into by the Company and LVEN in connection with the Credit Suisse Credit Facility, the parties agreed to amend the entertainment management agreement to provide for a lease by the Company to LVCC of space within the El Rancho Property on or from which all food, beverage and retail activities will be conducted (exclusive of the mezzanine space, the rights to which will be retained by the Company). The terms of such lease arrangements have not been finalized.

     In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit Facility and certain related agreements and related actions.

     Effective to January 15, 1997, the Company entered into a ten-year employment contract with Nunzio P. DeSantis, the Company's Chief Executive Officer. The contract provides for annual compensation of $450,000, adjusted annually by increases, if any, in certain Consumer Price Indexes. Mr.
DeSantis will also receive a performance bonus for each fiscal year during the term of the agreement equal to the excess of the amount, if any, by which the pre-tax income of the Company exceeds $2 million, limited to an amount equal to his base salary. As part of his contract, Mr. DeSantis was awarded options, subject to stockholder approval, to purchase 5,000,000 shares of the Company's Common Stock at an exercise price of $4 per share. Upon obtaining stockholder approval for the awarding of the options, the Company may need to record as compensation an expense calculated by multiplying the number of shares covered by the option by the difference between the intrinsic value of each share and the exercise price at the measurement date. An expense would only be recorded if the exercise price is below the market price at the measurement date. Options to purchase 500,000 shares of Common Stock would be exercisable immediately and options to purchase an additional 500,000 shares of Common Stock would become exercisable on each succeeding anniversary of the effective date of the agreement, provided, however, that all options shall be fully vested if Mr. DeSantis resigns for good reason (as defined in the agreement), resigns upon a change of control, or if he is discharged without cause. Mr. DeSantis is entitled to additional fringe benefits, including the use of a private jet, in connection with the performance of his duties. This contract is a subject of the pending litigation discussed below.

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


     During October 1997, the Company terminated the employment of the Company's President, Robert J. Quigley. The severance package approximating $300,000, payable through December 1998, was expensed in the second quarter of fiscal 1998.

     The New Jersey Division of Gaming Enforcement ("DGE") is currently investigating in accordance with its statutory obligation to determine the qualification the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the Casino Control Commission ("CCC") and the Racing Commission. The Company has no information with respect to the potential outcome of such investigation. In the event that the DGE concludes that one or more of such individuals are not qualified, the CCC and/or the Racing Commission may require any such stockholder to divest his interests and any such director may be asked to resign. Failure of such individuals to comply with such requests could jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos.


     LEGAL PROCEEDINGS

     On or about September 10, 1997, three actions were filed in Delaware Court of Chancery in and for New Castle County (the"Chancery Court"), each of which named the Company as a nominal defendant (collectively, the "Delaware Actions"). Additionally, on or about February 24, 1998, another action was filed in the United States District Court for the District of New Jersey
(the "New Jersey District Court")
naming the Company as a nominal defendant. These actions are summarized below:

Mariucci et. al. v. DeSantis et. al.

     The first Delaware Action, captioned John Mariucci, Robert J. Quigley, Charles R. Dees, Jr., James J. Murray, Francis W. Murray, Frank A. Leo, and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl and Joseph Zappala and International Thoroughbred Breeders, Inc., C.A. No. 15918NC ("Mariucci"), alleged, among other things, that (i) NPD had breached the terms of the NPD Acquisition Agreement by failing to fund a line of credit, (ii) as a result of such breach, the resignations of Messrs. Mariucci, James Murray and Keonemund ("the Old Directors") were ineffective and (iii) Messrs. DeSantis, Coelho, Abraham, Scholl and Zappala (" the New Directors") were misusing the assets of the Company for their personal benefit. The Mariucci complaint sought an order (a) pursuant to Section 225 of the Delaware General Corporation Law, determining that (1) the New Directors were never validly appointed or elected to the Board and (2) Frank Koenemund, John Mariucci and James Murray, notwithstanding their resignations upon the NPD Acquisition and the acceptance of those resignations by the Company's Board, continued as directors of the Company (the "Section 225 Claims") and
(b) preserving the status quo pending a final adjudication of the
Section 225 Claims. On September 18, 1997, the plaintiffs filed an amended complaint. On September 26, 1997, the New Directors and the Company filed a motion to dismiss, or in the alternative, to strike allegations of the amended complaint (the "Motion to Dismiss"). The Chancery Court granted the Motion to Dismiss by opion dated October 14, 1997. The time for appeal of the Chancery Court order has expired and no appeal has been taken by the plaintiffs.


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

  The litigation in the Quigley, Rekulak and NPD actions is at a standstill as the parties are in the final stages of settlement negotiations. Although the parties believe that a settlement is imminent, there can be no assurance that a settlement will be reached or to the terms thereof. In the event a settlement cannot be reached, there can be no assurance as to the outcome of such litigation and the impact the litigation itself or any resolution thereof may have on the Company's financial position, results of operations or cash flows. As discussed above, the Quigley, Rekulak and Green actions challenge the authorization and enforceability of certain actions taken and agreements entered into by the Company, including the Credit Suisse Credit Facility and related documents. In the event plaintiffs prevail in such litigation, such actions and agreements may be subject to modification, termination or revision, the impact of which on the Company cannot be predicted.

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



NPD, Inc. v. Quigley, et. al.

     On November 18, 1997, NPD (the Company's largest stockholder and whose stockholders are Messrs. DeSantis and Coelho), filed a complaint captioned NPD, Inc. v. Robert J. Quigley, Francis W. Murray, Frank A. Leo, Charles R. Dees, Jr., John Mariucci, Frank Koenemund and James J. Murray, C.A. 97-CV-5657 ("NPD"), in the New Jersey District Court.
The complaint alleges, among other things, that Messrs. Quigley, Francis
W. Murray, Leo and Dees, each of whom is currently a director of the Company, and Messrs.
Mariucci, Koenemund and James Murray, each of whom is a former director of the Company, conspired with one another and with Robert E. Brennan
("Brennan") to defraud NPD by (i) approving and subsequently concealing from NPD the existence of the "super-majority" voting provision of the Company's By-laws and (ii) purporting to repeal such provision and subsequently filing suit in an effort to restore such provision, all of which has had the effect of attempting to deprive NPD of control of the Company and perpetuating the control of Brennan and his associates. The NPD suit seeks compensatory and punitive damages. On January 8, 1998, the defendants served a motion to dismiss NPD's complaint. NPD has not yet responded to that motion. The Company is not a party to the NPD suit.


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


(9)  DEFERRED FINANCING COSTS

      Deferred financing costs at March 31, 1998 include those amounts
associated with the Credit Suisse Credit Facility.  (See Note 6).   These
costs of $6,238,732, net of amortization of $2,601,478, are being expensed
over the two year life of the loan.   Amortization expense for the three and
nine months ended March 31, 1998 was $764,801 and $2,288,781, respectively.


(10) STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND  NON-EMPLOYEE OPTIONS

     On August 21, 1997, the Company granted non-qualified stock options to purchase an aggregate of 300,000 shares of Common Stock to certain directors. The fair value of options issued recognized as non-employee option costs during the three months ended March 31, 1998 and 1997 was $11,137 and $12,150, respectively. The fair value of options issued during the nine months ended March 31, 1998 and 1997 was $819,413 and $174,150, respectively. At March 31, 1998, total employee options outstanding were 1,300,000 and total non-employee options outstanding were 600,000. Options to purchase an aggregate of 6,000,000 shares of Common Stock have been granted, subject to stockholder approval, to the Company's Chief Executive Officer and its Chairman of the Board and are not reflected in the above numbers.

     (B)  WARRANTS

     The fair value of warrants issued during the six months ended March 31, 1998 and 1996 was $ -0- and $324,000, respectively. At March 31, 1998, total warrants outstanding were 1,671,847 and have been accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho property. The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho property has been capitalized and will be amortized when the facility becomes operational.

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

     Mr. DeSantis owned 80% of Nordic Gaming Corporation, an Ontario corporation, which purchased the Fort Erie Racetrack in Fort Erie, Canada on August 27, 1997. The Company was offered, but rejected, the opportunity to make this investment because of the demands on cash flow. Nordic Gaming borrowed $182,000 from LVEN for a deposit on the purchase which was repaid to LVEN at the closing. LVEN has also provided Nordic Gaming with a $1.3 million secured line of credit to fund operating losses at the Fort Erie Racetrack.
On May 15, 1998, Mr. DeSantis sold his Nordic Gaming shares to Erie Gaming Organization, Inc., an Ontario corporation which holds the other 20% interest in Nordic Gaming. In consideration for his shares, Mr. DeSantis received $10.00 and each of Nordic Gaming, Mr. DeSantis and Erie Gaming each exchanged mutual general releases. In connection with the pending litigation, the minority Board members have challenged the decision to reject the opportunity to purchase Fort Erie Racetrack. (See Note 8).

     During Fiscal 1997, the Company paid approximately $217,000, and in the first nine months of fiscal 1998 paid an additional $12,200, to March 31, 1998, to Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company, including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, which operates private jets, including one which was partially financed by Messrs. DeSantis and Corazzi. Messrs. DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $220,000 from January 15, 1997 to March 31, 1998, and which LVEN has agreed to reimburse to the Company.


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

     During the nine months ended March 31, 1998, the Company paid $90,000 in consulting fees and $4,500 for an auto allowance to Anthony Coelho, the Company's Chairman, pursuant to an agreement effective January 15, 1997. Mr. Coelho's consulting agreement is month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each board meeting he attends and a $500 monthly automobile allowance. (See Note 8).

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

     During the nine months ended March 31, 1998, the Company paid approximately $90,000 in consulting fees and reimbursed expenses to Joseph Zappala, a director of the Company. Subsequent to September 30, 1997, the Company has paid approximately $10,000 per month plus expenses to Mr. Zappala for ongoing consulting services.
     The Company paid LVEN $75,000 in September 1997 under a letter agreement executed in connection with the purchase of the El Rancho property, which provides for a $25,000 per month fee with respect to maintenance and supervision of the property prior to and during development. The Company terminated the letter agreement on December 17, 1997.

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

INTERNATIONAL THOROUGHBRED BREEDERS, INC.
AND SUBSIDIARIES

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,1997


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS   OF OPERATIONS

Liquidity and Capital Resources

     The Company's working capital, as of March 31, 1998, was a deficit of ($45,441,599) which represents an increase of approximately $38,257,000 from the March 31, 1997 working capital deficit of ($7,184,956). On May 23, 1997, the Company obtained a credit facility from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"). This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries (the "Credit Suisse Credit Facility"). Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and were used to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the London Interbank Offered Rate ("LIBOR"). Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts ( including $10 million in an interest reserve account, which
balance at March 31, 1998 was $3,929,117).   Financing and closing fees of
$4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. At March 31, 1998, the interest rate on the Credit Suisse Credit Facility was 12.69%. The Company is not in compliance with certain non-financial covenants of the Credit Suisse Credit Facility. As a result of not receiving waivers of these violations, Credit Suisse could accelerate the $55 million loan at anytime and therefore, the loan has been classified as a current liability. Additionally, all escrow amounts have been classified as current assets.

     In connection with pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit Facility and certain related agreements and related actions. (See Note 8 to the consolidated financial statements).

     The net loss for the nine months ended March 31, 1998 was ($7,927,892). Cash flows used by operating activities amounted to approximately $3,870,000. The net loss incurred by the Company includes approximately $4,400,000 of other non-cash expenses.

       Cash provided by investing activities was $7,140,008 during the nine months ended March 31, 1998, primarily the result of proceeds of approximately $8,400,000 from the sale of land at Garden State Park, offset by a non-refundable payment of $600,000 to purchase an option to acquire certain leasehold interests, El Rancho development costs of approximately $140,000 and capital expenditures of approximately $410,000.

     Cash used in financing activities was $2,516,011, during the nine months ended March 31, 1998, consisting principally of principal payments made to Sun Bank in the amount of $6,000,000, deposits of $1,370,120 to Credit Suisse escrow funds as a result of the sale of land at Garden State Park, and payments made on various short and long term notes of $1,915,000, partially offset by amounts drawn from the Credit Suisse escrow accounts in the amount of $6,790,994.

     Restricted cash and investments of $2,412,472 as of March 31, 1998 consisted of horsemen's deposits held by the racetracks for race nominations, purse winnings, and funds held for uncashed mutuel ticket sales due to the patrons or government authorities. As restricted cash, these cash funds are not available for other Company operations.

     The Company's scheduled principal payment on debt service, excluding the acceleration of the Credit Suisse Note will be approximately $1,055,000 during the next twelve months for payments on the Freehold Racetrack mortgages and miscellaneous note payments.



     Capital expenditures were approximately $585,000 during the first nine months of fiscal 1998 and are expected to be approximately $625,000 in fiscal 1998. Interest on the Credit Facility was approximately $5,300,000 for the first nine months of fiscal 1998. Expenses in connection with the El Rancho property for carrying costs, including real estate taxes, utilities, security and maintenance were $777,000 in the nine months ended March 31, 1998.

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

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company is in violation of several loan covenants with its major lender. As a result of not obtaining waivers of these violations, its $55 million credit facility has been classified as a current liability and payment could be demanded immediately. The Company is continuing discussions with this lender as to the granting of waivers or other remedies that could be reached in connection with the litigation settlement negotiations described below. (See Note 8 to the consolidated financial statements).

     The Company and certain of its directors and stockholders are involved in various legal proceedings as more fully described in Note 8 to the consolidated financial statements. Several of these actions are at a standstill as the parties are in the midst of settlement negotiations. Although the parties believe a settlement is imminent, there can be no assurance that a settlement will be reached or as to the terms thereof. In the event a settlement cannot be reached, it is not possible to determine with any precision the probable outcome or the amount of liability, if any, and the resultant effects on the Company's financial position, results of operations or cash flows.

     Additionally, the Company has sustained a net loss of approximately $17.4 million and $1.1 millions during the fiscal years 1997 and 1996, respectively, and a net loss of $7,927,892 through March 31, 1998.
While the Company believes its projected cash flows from operations will be sufficient to meet its operating needs through March 1999, there can be no assurances beyond that date. These projections do not reflect the impact of its default under the Credit Suisse Credit Facility or the effects of the above mentioned litigation.

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


OPERATIONS

Results of Operations for the Three Months Ended March  31, 1998

     Total revenues for the three months ended March 31, 1998 and 1997 were $18,870,198 and $18,951,844 respectively. The decrease of $81,646 is primarily the net result of a slight decrease in revenues generated by Freehold Raceway and a decrease in investment income for the three months period of approximately $250,000, partially offset by an increase in revenue generated by Garden State Park as is more fully described below.

     For the three months ended March 31, 1998, the Company's operating loss was ($77,798) as compared to operating loss for the same period in the prior
fiscal year of ($1,342,708), a decrease in the loss of $1,264,910.   Total
operating expenses decreased $1,346,556 or 6.6%. Direct operating expenses, cost of revenues and depreciation and amortization decreased $1,321,066 or 7% due to reduced expenses at the racetracks primarily associated with decreased wages and benefits. General and administrative expense of $2,642,550 decreased $110,694 or 4%, from the prior year amount of $2,753,244. The decrease in general and administrative expenses is principally attributable to: 1) a decrease in real estate taxes at Garden State Park as a result of a settlement of a tax appeal filed effective January 1, 1998; 2) a decrease in
professional consulting fees;   3) severance amounts accrued for a terminated
officer during last year; partially offset by 4) an increase in the legal, professional and consulting fees associated with the various legal actions filed in Delaware Chancery Court and the DGE investigation; and 5) corporate, administrative, rent and travel expenses associated with establishing an
executive office in New Mexico.   Carrying costs incurred for the El Rancho
property increased $86,216 from $117,232 in the comparable period of fiscal 1997 to $203,448 for the current nine month period.

     During the three months ended March 31, 1998, the Company incurred a net loss of ($2,686,174) in comparison to a net loss of ($2,069,458) for the same period in the prior fiscal year. The increase in losses of $616,716 from the three months ended March 31, 1997 primarily resulted from the net effects of:
1) an increase in interest expense of $1,303,802 which reflects higher indebtedness levels incurred by the Company and the Company's current policy of expensing all interest due to the suspended development of the El Rancho property; 2) an increase of the amortization of financing costs of $558,178 which reflects the cost associated with the Company's new indebtedness; partially offset by 3) an decrease in the operating loss of $1,264,910 as discussed above.


Results of Operations for the Nine Months Ended March 31, 1998

     Total revenues for the nine months ended March 31, 1998 and 1997 were $54,082,088 and $53,256,297 respectively. The increase of $825,791 is primarily the net result of an increase in revenues at the Company's racetracks, as is more fully described below partially offset by a decrease in investment income of approximately $300,000.

     For the nine months ended March 31, 1998 the Company's incurred an operating loss of ($96,238) as compared to an operating loss for the same period in the prior fiscal year of ($1,681,459), a decrease in the loss of $1,585,221. Total operating expenses decreased $759,430 or 1.4%. Direct operating expenses, cost of revenues and depreciation and amortization decreased $2,176,871 or 5% due to reduced expenses at the racetracks primarily associated with decreased wages and benefits. General and administrative expenses of $8,262,692 increased $694,590, or 9%, from the prior year amount of $7,568,102. The increase in General and Administrative expenses is attributable to: 1) an increase in the legal, professional and consulting fees associated with the various legal actions filed in Delaware Chancery Court and
the DGE investigation;   2) an executive officer hired January 15, 1997;   3)
severance amounts accrued for a terminated officer; and 4) corporate, administrative, rent and travel expenses associated with establishing an executive office in New Mexico. Carrying costs incurred for the El Rancho property increased $77,588 from $699,902 the comparable period in 1997 to $777,490 for the current nine month period.

     During the nine months ended March 31, 1998, the Company incurred a net loss of ($7,927,892) in comparison to a net loss of ($7,048,426) for the same period in the prior fiscal year. The increase in losses of $879,466 from the nine months ended March 31, 1997 primarily resulted from the net effects of:
1) an increase in interest expense of $3,378,763 which reflects higher indebtedness levels incurred by the Company and the Company's current policy of expensing all interest due to the suspended development of the "El Rancho" property; 2) an increase of the amortization of financing costs of $1,677,851 which reflects the cost associated with the Company's new indebtedness; partially offset by 3) a non-recurring write-off in the second quarter of fiscal 1997 of $2,585,000 in non-refundable deposits associated with the option to purchase a parcel of land adjoining the El Rancho property in Las Vegas; and 4) a decrease in the operating losses of $1,585,221 as discussed above.

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

     Garden State Park's 1998 Thoroughbred Meet began January 1, 1998 and is scheduled to run through May 23, 1998. Racing was conducted in the afternoon on the opening day and is being conducted in the evenings for three times a week during the remainder of the meet, for a total of 63 racing dates.

     The Company has received approval from the New Jersey Racing Commission to run a 51 night harness meet from September 4 through December 12, 1998.

     During the three and nine months ended March 31, 1998, Garden State Park realized net (loss) income of ($320,395) and $1,097,750, respectively.

     Comparative quarterly and year-to-date net income (loss) at Garden State Park are as follows:

                     Net Income (Loss)                Net Increase
                 Fiscal 1998       Fiscal 1997         (Decrease)

1st Quarter   $          662,723$     (122,928)$            785,651

2nd Quarter              755,422        356,070             399,352

3rd Quarter            (320,395)    (1,883,698)           1,563,303

Year-to-Date  $        1,097,750$   (1,650,556)$          2,748,306

     During the three months ended March 31, 1998, Garden State Park's revenue increased $421,671 or 5% to $8,383,025 from the $7,961,354 for the corresponding three month period in the prior fiscal year, primarily reflecting the effect of an increase in revenues generated from simulcasting to and from other racetracks partially offset by a decrease in live wagering income. Total expenses decreased $1,141,632 or 13% for the three months ended
March 31, 1998, primarily as a result of wages and benefits decreasing $548,000 or 15% as a result of the Company's effort to cut overhead and operating costs. Additional savings were realized by reducing outside services, advertising and promotions, insurance, materials and supplies and real estate taxes as a result of a settlement of a tax appeal filed effective January 1, 1998.
As a result of the increased revenues and decreased expenses, Garden State Park realized a net loss of ($320,395), as compared to a net loss of ($1,883,698) in the same quarter of the prior fiscal year.

     During the nine months ended March 31, 1998, Garden State Park's revenue increased $789,782 or 3% to $24,481,049 from the $23,691,267 for the corresponding nine month period in the prior fiscal year, primarily reflecting the effect of increased revenues generated from simulcasting to and from other racetracks partially offset by a decrease in live wagering income. Expenses decreased $1,958,524 or 8% for the nine months ended March 31, 1998 primarily as a result of wages and benefits decreasing $1,251,000 or 13% as a result of the Company's effort to cut overhead and operating costs.
Additional savings were realized in reducing outside services, advertising and promotions, insurance, materials and supplies and real estate taxes as a result of a settlement of a tax appeal filed effective January 1, 1998. As a result of the increased revenues and decreased expenses, Garden State Park realized net income of $1,097,750 as compared to a net loss of ($1,650,556) during the comparable nine month period in the prior fiscal year.

     During the three month period of thoroughbred racing ending March 31, 1998 the average live wagering at Garden State Park was $120,884 an 18% decrease from the corresponding prior period amount of $148,999. During this period 39 live days of wagering were conducted for the current year and for the prior year. During the periods of live racing Garden State Park also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 10.7% over the prior year. During periods of live racing and most other days Garden State Park receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $349,065 for the three months ended March 31, 1998, a 4.6% increase from the corresponding prior period amount of $330,699.

     During the nine month period ending March 31, 1998 of harness and thoroughbred racing the average live wagering at Garden State Park was $128,238 a 16% decrease from the corresponding prior period amount of $152,067. During this period 90 live days of wagering were conducted during the current year as compared to 94 days for the prior year. During the periods of live racing Garden State Park also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 14% over the prior year. During periods of live racing and most other days Garden State Park receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $309,453 for the six months ended March
31, 1998, a 1.6% increase from the corresponding prior period amount of $304,498.

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

     During the three and nine months ended March 31, 1998, Freehold Raceway realized net income before taxes of $1,722,219 and $4,484,306, respectively.

     Comparative quarterly and year-to-date net income before taxes at Freehold Raceway are as follows:

                   Net Income Before Taxes            Net Increase
                 Fiscal 1998       Fiscal 1997         (Decrease)

1st Quarter   $        1,063,542$     1,203,898$          (140,356)

2nd Quarter            1,698,545      1,118,505             580,040

3rd Quarter            1,722,219        824,595             897,624

Year-to-Date  $        4,484,306$     3,146,998$          1,337,308

     During the three months ended March 31, 1998, Freehold Raceway's revenue was $10,467,263, a decrease of $233,021 or 2% due to a slight decline in the average live wagering and a decrease in the number of live race days when compared to the corresponding three month period in the prior fiscal year of $10,700,284. Expenses decreased $1,130,645 or 10% for the three months ended March 31, 1998 when compared to the same period in the prior fiscal year primarily as a result of a decrease in salary and benefit expense primarily resulting from the Company's effort to cut overhead and operating costs partially offset by an accrual for an executive termination in the thrid quarter of 1997.
The decrease in expenses primarily accounted for the racetrack realizing income before taxes of $1,722,219 for the three months ended March 31, 1998 as compared to income before taxes of $824,595 during the three months ended March 31, 1997.

     During the nine months ended March 31, 1998 Freehold Raceway's revenue was $29,555,040, a slight increase when compared to the corresponding period in the prior fiscal year of $29,195,296. Expenses decreased
$977,564 or 4% for the nine
months ended March 31, 1998 when compared to the same period in the prior fiscal year primarily as a result of a decrease in salaries and benefits expense primarily resulting from the Company's effort to cut overhead and operating
costs.   As a result of the decreased expenses, Freehold Raceway realized income before taxes of $4,484,306 for the first nine months of fiscal 1998 as compared to income before taxes of $3,146,998 for the first nine months of fiscal 1997.


     During the three month period of harness racing ending March 31, 1998 the average live wagering at Freehold Raceway was $207,000 a 1% decrease from the corresponding prior period amount of $210,000. During this period 57 live days of wagering were conducted for the current year and 65 days for the prior year.
During the periods of live racing Freehold Raceway also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 10% over the prior year. During periods of live racing and most other days Freehold Raceway receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $379,000 for the three months ended March 31, 1998, a 6% increase from the corresponding prior period amount of $357.000.

     During the nine month period of harness racing ending March 31, 1998 the average live wagering at Freehold Raceway was $213,000 a 9% decrease from the corresponding prior period amount of $234,000. During this period 156 live days of wagering were conducted during the current year as compared to 165 days for the prior year. During the periods of live racing Freehold Raceway also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 5% over the prior year. During periods of live racing and most other days Freehold Raceway receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $347,000 for the nine months ended March 31, 1998 a 7% increase from the corresponding prior period amount of $325,000.

            INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                         AND SUBSIDIARIES

                             PART II

                        OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     The Company did not file any reports on Form 8-K with respect to the quarter ended March 31, 1998.


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