Form 10-K
period 1998-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1998-10-14
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS
               PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


(Mark One)
 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 1998

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

   COMMON STOCK, $2.00 PAR VALUE

   SERIES A CONVERTIBLE PREFERRED STOCK, $100 PAR VALUE


   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes                                 No

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [ ]

Based on the closing sale price on October 13, 1997 (the last day the Registrant's stock was traded on the American Stock Exchange), the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $29,660,365.

The number of shares outstanding of the Registrant's Common Stock was 13,978,104 at September 30, 1998.


                              PART I

Item 1 - Business

General

     International Thoroughbred Breeders, Inc. ("ITB"), a Delaware corporation, is a holding company incorporated on October 31, 1980. Through its operating subsidiaries, ITB is primarily engaged in (i) the ownership and operation of standardbred and thoroughbred racetracks in New Jersey (the "Racetrack Operations") and (ii) the ownership of a non-operating casino property in Las Vegas, Nevada (the "Casino Development Operations"). ITB owns and operates Garden State Park in Cherry Hill, New Jersey (through its wholly-owned subsidiary Garden State Race Track, Inc.) and Freehold Raceway and certain nearby properties in Freehold, New Jersey (through its wholly-owned subsidiaries Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc.). ITB also owns the non-operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada (through its wholly-owned
subsidiary Orion Casino Corporation).   As used in this Form 10-K, the
term "Company" includes ITB and its wholly-owned subsidiaries.

     In April 1998, the Company's Board of Directors (the "Board") authorized the exploration of strategic opportunities for the Company, including a possible merger or sale of all of the Company's assets and prior to June 30, 1998, the Company decided to dispose of its racetracks. On July 2, 1998, the Company entered into an asset purchase agreement for the sale of all of the real property and related assets at Freehold Raceway and the lease of the real property and related assets at Garden State Park to Greenwood New Jersey, Inc. ("Greenwood"), a wholly-owned subsidiary of Greenwood Racing, Inc., which is the operator of Philadelphia Park. See "Racing Operations" below. Accordingly, operating results of the Company's racetrack subsidiaries have been segregated and reported as discontinued operations in the accompanying financial statements for the three years ended June 30, 1998, 1997 and 1996. In addition, the Company has determined to dispose of the El Rancho Property as part of the Delaware Settlement described below and is currently under an agreement of sale with an unrelated third party. There can be no assurance that either or both the sale/lease of the racetracks and the sale of the El Rancho Property will be consummated or as to the timing thereof. See "Casino Development Operations" and "Legal Proceedings-Delaware Settlement."

     The Company's loss from continuing operations for the fiscal year ended June 30, 1998 ("Fiscal 1998") was ($25,468,850) as compared to a loss from continuing operations for the fiscal year ended June 30, 1997 ("Fiscal 1997") of ($15,144,053), an increase in the loss of $10,324,797. This increase in the loss from continuing operations is primarily the result of: (a) an increase in general and administrative expenses of $6,073,388, principally attributable to (i) the accrual of the estimated charge of $3,748,000 associated with the acquisition of 2,904,016 shares of the Company's Common Stock and the termination of certain agreements upon the consummation of the Delaware Settlement, as described below, and (ii) an increase in legal expenses of $2,400,000 primarily associated with various director and stockholder lawsuits; (b) an increase in interest expenses of $5,517,093, principally due to higher indebtedness levels and that a substantial amount of interest was capitalized in 1997; (c) an increase in amortization of finance costs of $1,910,674; and (d) the estimated impairment loss in connection with the adjustment to fair market value of the El Rancho Property of $3,429,251. The increases were offset by: (i) the write-off in Fiscal 1997 of $2,585,000 in non-refundable deposits associated with the termination of an option to purchase a parcel of land adjoining the El Rancho Property;
(ii) the write-off of $2,543,968 in Fiscal 1997 associated with the termination of the Starship Orion concept for the future development of the El Rancho Property; (iii) a decrease of $799,460 in El Rancho Property carrying costs from $1,773,627 in Fiscal 1997 to $974,167 in Fiscal 1998; and (iv) an increase in interest income of $677,181. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     Income from discontinued operations was $7,207,633 for Fiscal 1998 as compared to income of $1,594,096 for Fiscal 1997, an increase of $5,613,537. During Fiscal 1998, revenue from racetrack operations increased at Freehold Raceway and at Garden State Park for an aggregate increase of $204,568 from the prior fiscal year. Racetrack operating expenses decreased by $5,488,444 during the same period, primarily as a result of a decrease in wages, benefits and outside services at the racetracks. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     During Fiscal 1998, the Company incurred a net loss of ($18,261,217) as compared to a net loss of ($17,387,583) for Fiscal 1997. The increase in net loss of $873,634 is the result of the differences described above, as well as a decrease in a loss on early extinguishment of debt recognized in Fiscal 1997 in the amount of $3,837,625. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     As of October 1, 1998, ITB employed ten full-time corporate executive, administrative and clerical personnel. In addition, the Company employed consultants primarily relating to its casino development projects.

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

     The Company has entered into a Stipulation and Agreement of Compromise, Settlement and Release dated July 2, 1998 (the "Delaware Stipulation") to settle certain pending lawsuits brought by certain minority Board members and stockholders (the "Delaware Settlement").
See "Legal Proceedings." As a result of the Delaware Settlement, this Director Litigation (as defined herein) is at a standstill. The Delaware Settlement provides for, among other things, the dismissal of such litigation with prejudice, the disposition of the El Rancho Property, the repurchase of approximately 2.9 million shares of the Company's Common Stock owned by NPD, Inc., a company owned by the Company's Chairman and Chief Executive Officer, the retirement of an additional approximately 2.1 million shares of the Company's Common Stock owned by Las Vegas Entertainment Network, Inc. ("LVEN"), the resignation of certain of the Company's Board members and the termination of various agreements. The terms of the Delaware Settlement were approved by the Delaware Court of Chancery after notice to all stockholders. The Delaware Settlement is also subject to a number of other conditions. There can be no assurance that such conditions will be satisfied and thus, that a final settlement will be achieved.

     In the Director Litigation, the plaintiffs, minority board members and certain stockholders, have challenged the authorization and enforceability of certain actions taken and agreements entered into by the Company, including, among other things, the Company's $55 million credit facility and related agreements. In the event a final settlement is not achieved and the plaintiffs prevail in such litigation, such actions and agreements may be subject to modification, termination or revision, the impact of which on the Company cannot be foreseen. There can be no assurance as to the outcome of the Director Litigation if the Delaware Settlement is not consummated, or as to the impact the Director Litigation itself or any resolution thereof may have on the Company's operations, financial position, results of operations or cash flows.
See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     The Company is currently in default under certain non-financial covenants of its $55 million credit facility. There can be no assurance that the lender will continue to forebear with respect to the exercise of its rights under the credit facility, including its right to accelerate the loan. The Company has had discussions with such lender regarding the grant of waivers of such defaults in connection with the Delaware Settlement. There can be no assurance that such waivers will be granted. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Developments During the Last Fiscal Year."

     Effective August 7, 1998, the Company's Common Stock and its
Series A Convertible Preferred Stock ("Preferred Stock") were delisted from trading on the American Stock Exchange ("AMEX") for the failure to meet certain AMEX listing criteria. Neither the Common Stock nor the Preferred Stock has been traded on AMEX since October 13, 1997 when it was suspended because the Company had not filed its Annual Report on Form 10-K for Fiscal 1997 within the Securities and Exchange Commission's ("SEC") prescribed time period. Application is being made to initiate quotation of the Common Stock and the Preferred Stock on the OTC Bulletin Board. In the interim, the stock is listed for quotation on the NQB Pink Sheets.

Racetrack Operations

     The Company entered into an asset purchase agreement dated July 2, 1998 (the "Greenwood Agreement") with Greenwood for the sale of the real property and related assets at Freehold Raceway and a lease of the real property and related assets at Garden State Park (the "Greenwood Transaction"). The Greenwood Agreement is subject to the satisfaction of a number of conditions, including without limitation, approval of the Company's stockholders, receipt by the Company of a fairness opinion from an independent investment banker and receipt by Greenwood of approval from applicable regulatory authorities. The purchase price under the Greenwood Transaction is $45 million, consisting of $33 million in cash and a seven-year non-contingent promissory note in the amount of $12 million, with an additional $10 million in contingent promissory notes becoming effective upon, among other things, New Jersey's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. The purchase price would be further increased if certain additional regulatory gaming changes are approved in New Jersey in the future. Greenwood Racing, Inc. will guarantee the performance by Greenwood of all obligations under the notes.

     If the Greenwood Transaction is not completed by December 31, 1998, either party has the right to terminate. Subject to various conditions, including Greenwood's right of first refusal, the Company's Board has the right, at any time prior to closing, to accept a superior proposal for the sale of Freehold Raceway and Garden State Park. The Board is continuing to consider all of the Company's strategic options to maximize stockholder value. The initial cash proceeds from the Greenwood Transaction would be used to reduce the Company's outstanding debt. Upon the sale of Freehold Raceway and the lease or sale of Garden State Park, the Company would withdraw from any gaming business regulated by New Jersey. There can be no assurance, however, that the Greenwood Transaction will be consummated or as to the timing thereof.

Garden State Park

     Garden State Park is owned and operated by the Company's wholly-owned subsidiary, Garden State Race Track, Inc. ("GSRT"). Garden State Park is located on approximately 216 acres of land in Cherry Hill, New Jersey. Cherry Hill forms part of the Philadelphia metropolitan area and is approximately eight miles from downtown Philadelphia.

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

Operations

     Racing Dates. Garden State Park's racing dates consist principally of night racing. For Fiscal 1998, Garden State Park conducted (i) standardbred harness racing (the "Harness Meet") from September 5, 1997 through December 12, 1997 for a total of 51 racing dates and (ii) thoroughbred racing (the "Thoroughbred Meet") from January 1, 1998 through May 23, 1998 for a total of 63 racing dates. For Fiscal 1997, the Company conducted the Harness Meet from September 6, 1996 through December 14, 1996 for a total of 55 racing dates and conducted the Thoroughbred Meet from January 1, 1997 through May 23, 1997 for a total of 62 racing dates.

     Simulcasting. Simulcasting is defined as the television transmission of live horse racing from one racetrack (the "Sending Track") to another (the "Receiving Track"). Typically, pari-mutuel wagering is conducted at the Receiving Track with a percentage of the Receiving Track's commission on the wagering being shared with the Sending Track. For New Jersey intra-state simulcasts, a portion of the Receiving Track wagering must be used for purses at the Sending and Receiving Tracks. In such situations when Garden State Park is the Sending Track, a portion of the Receiving Track wagering is required to be used for purses at Garden State Park during the current live race meeting. In cases where Garden State Park is the Receiving Track, it is required to remit a percentage of its pari-mutuel wagering to the Sending Track and is required to pay a portion of the commission to purses if live racing is being conducted, or at the next live race meeting if live racing is not in progress at the time of simulcasting. Garden State Park conducts day and night year-around simulcasting.



     Attendance and Wagering. The following table summarizes average daily attendance and wagering at Garden State Park and races simulcast to other racing facilities during the past three fiscal years:


                   Approximate
                    Commission
                    % of
                   Wagering*              DAILY AVERAGES

THOROUGHBRED MEETS                   Fiscal Year Ended June 30,

                                      1998        1997       1996

Attendance                           2,994       2,929      2,891

Live Wagering            12.8%    $124,169    $154,407   $164,381

Simulcast Sending
Signal:

New Jersey Tracks         3.3%    $174,767    $201,584   $261,560
(Avg.)

Atlantic City             4.4%     $21,585     $24,272    $29,227
Casinos

Out-of-State              1.5%    $695,454    $635,876   $840,328
Tracks


Combined Wagering               $1,015,974  $1,016,139 $1,295,497

Number of Live RaceDays                 63          62         64



                  Approximate Commission
                   % of
                   Wagering*
                                         DAILY AVERAGES


HARNESS MEETS                        Fiscal Year Ended June 30,

                                      1998        1997       1996

Attendance                           1,959       2,206      2,434

Live Wagering           13.9%     $133,862    $154,242   $182,103

Simulcast Sending
Signal:

New Jersey Tracks        4.0%     $345,536    $342,124   $391,232
(Avg.)

Atlantic City            4.6%      $28,236     $25,609    $36,553
Casinos

Out-of-State             1.5%   $1,094,223    $888,891   $929,190
Tracks


Combined Wagering               $1,601,856  $1,410,867 $1,539,079

Number of Live RaceDays                 51          55         53



* Amounts equal the portion received by the track after payment of purses to horsemen.

     The following table summarizes average wagering experienced by Garden State Park in connection with receiving simulcasts during the past three fiscal years:


      AVERAGE DAILY SIMULCAST WAGERING    (RECEIVING TRACK)

                                   FISCAL YEAR ENDED JUNE 30,

                              1998                1997             1996


From Tracks *:       # of              #of              #of
                     days     ($)      days    ($)      days      ($)

New Jersey
Tracks:

Atlantic City  (T)   33     32,072     36     42,065      52     45,916

Freehold       (H)  196     19,638    208     23,027     201     27,225

Meadowlands  (T,H)  220     49,882    232     56,762     234     71,182

Monmouth       (T)   72     48,176    72      54,951      74     66,255

Out-of-State (T,H)  364    258,460   364      244,099    360    244,024
Tracks


TOTAL ANNUAL          $113,429,494       $112,281,224      $117,267,914
RECEIVING WAGERING



(T) = Thoroughbred, (H) = Harness
* The commission percentage of wagering received by Garden State Park is approximately 9.9% after the payment of purses to horsemen.



     Other Operations. In November 1983, Garden State Park and an unaffiliated third party, the Servomation Corporation (now Service America Corporation ("Service America")), entered into an agreement (the "Service America Vendor Agreement") pursuant to which Service America was granted a fifteen year exclusive right to operate all food and retail services at the racetrack facility commencing with the 1985 opening of the racetrack. Under the Service America Vendor Agreement, Service America agreed to invest $7,000,000 in the concession facilities at Garden State Park. Service America depreciates such investment on a straight line basis over the term of the Service America Vendor Agreement. Upon termination of the Service America Vendor Agreement, Garden State Park is obligated to pay Service America an amount equal to the undepreciated balance, if any, and will acquire title to the improvements. As of September 1, 1998, the undepreciated balance was approximately $788,800. The Service America Vendor Agreement requires that Service America pay a monthly concession fee to Garden State Park based on a percentage of adjusted gross sales of beverages, food and other items. In addition, Service America is required to pay Garden State Park a percentage of net profits, if any, with respect to the operations of Garden State Park's Phoenix Restaurant. Garden State Park is responsible for any net operating losses of the Phoenix Restaurant. For the twelve months ended June 30, 1998, the Phoenix Restaurant incurred an operating loss of $34,023. Service America has obtained a license to permit the sale of alcoholic beverages at the racetrack. Garden State Park has a right of first refusal (subject to regulatory approval) to purchase the liquor license at the expiration or other termination of the Service America Vendor Agreement.

     Prior to 1995, the annual New Jersey State Fair was held at Garden State Park. In 1995, the Company contracted with another fair operator to hold a similar fair. In 1996, the Company entered into an agreement permitting the annual New Jersey State Fair (under new ownership) to be held at Garden State Park (the "State Fair Agreement") during July and/or August from 1996 until 1998. The State Fair Agreement provides that the Company will receive a fixed fee and a percentage of the receipts from admissions, concessions, and other amenities received by the operator of the State Fair. The Company has the option, at its sole discretion, to renew the agreement to conduct the state fair during the calendar year 1999. The New Jersey State Fair was held at Garden State Park in August 1997 and 1998 for a period of eleven days each year.

     On January 1, 1994, the Company granted a license (the "TTI License") to Ten Tables, Inc. ("TTI") pursuant to which TTI has the right to conduct a flea market on the Garden State Park property. The flea market is conducted on a section of property not normally used by the Company for racing operations. The TTI License is for an initial term of five years, with an extension provision for an additional five years. The Company receives a fixed fee for each day the flea market is conducted (approximately 80 days per year) plus parking revenue. In connection with the sale on October 20, 1997 of the 56 acre site where the flea market had previously been held, the flea market has been relocated to another site on the Garden State Park property. See "Developments During the Last Fiscal Year."

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

Operations

     Racing Dates. Freehold Raceway's racing dates consist solely of daytime harness racing dates. FRA conducted a Harness Meet (the "FRA Harness Meet") from August 14, 1997 through December 31, 1997 for a total of 99 racing dates. ACH conducted a Harness Meet (the "ACH Harness Meet") from January 1, 1998 through May 25, 1998 for a total of 97 racing dates. For Fiscal 1997, the Company conducted the FRA Harness Meet from August 13, 1996 through December 31, 1996, with 100 racing dates and the ACH Harness Meet from January 1, 1997 through May 26, 1997, with 106 racing dates.

     Simulcasting. Freehold Raceway hosts full-card simulcast betting on thoroughbred and harness racing from numerous tracks in North
America.   For New Jersey intra-state simulcasts, a portion of the
Receiving Track wagering must be used for purses at the Sending and Receiving Tracks. In such situations when Freehold Raceway is the Sending Track, a portion of the Receiving Track wagering is required to be used for purses at Freehold Raceway during the current live race meeting. In cases where Freehold Raceway is the Receiving Track, it is required to remit a percentage of its pari-mutuel wagering to the Sending Track and is required to pay a portion of the commission to purses if live racing is being conducted, or at the next live race meeting if live racing is not in progress at the time of simulcasting. Freehold Raceway conducts day and night year-around simulcasting.


     Attendance and Wagering. The following table summarizes average daily attendance and wagering at Freehold Raceway and races simulcast to other racing facilities during the past three fiscal years:




                  Approximate Commission
                    % of
                   Wagering*
                                    DAILY AVERAGES

ACH HARNESS  MEETS             Fiscal Year Ended June 30,

                                    1998        1997         1996

Attendance                         2,061       2,099        2,085

Live Wagering            9.4%   $205,386    $214,126     $252,058

Simulcast Sending
Signal:

New Jersey Tracks        3.7%   $155,463    $167,642     $181,929
(Avg.)

Atlantic City            4.5%    $18,044     $22,467      $23,073
Casinos

Out-of-State             1.5%   $448,940    $391,500     $389,771
Tracks


Combined Wagering               $827,833    $795,735     $846,831

Number of Live RaceDays               97         106          102





                  ApproximateCommission
                  % of
                  Wagering*

                              DAILY AVERAGES


FRA HARNESS MEETS                   Fiscal Year Ended June 30,
                                    1998       1997          1996

Attendance                         2,090      2,161         2,286

Live Wagering            9.4%   $216,629   $248,819      $283,361

Simulcast Sending
Signal:

New Jersey Tracks        3.7%   $159,591   $166,714      $170,226
(Avg.)

Atlantic City            4.5%    $21,320     $23,547      $23,937
Casinos

Out-of-State             1.5%   $408,915    $347,626     $392,704
Tracks

Combined Wagering               $806,455    $786,706     $870,228

Number of Live RaceDays               99         100           99



* Amounts equal the portion received by the track after payment of purses to horsemen.

   The following table summarizes average wagering experienced by Freehold Raceway in connection with receiving simulcasts during the past three fiscal years:

COMBINED HARNESS MEETS


       AVERAGE DAILY SIMULCAST WAGERING   (Receiving Track)


                     Fiscal Year Ended June 30,
                     1998            1997           1996


From Tracks *:        # of            # of          # of
                      days    ($)     days   ($)    days   ($)

New Jersey
Tracks:

Atlantic City  (T)        33  17,642     36  24,626    52  34,270



Garden State   (T,H)     114  44,584    117  45,919   117  50,563
Park

Meadowlands    (T,H)     221  89,167    232  88,848   234 100,776


Out-of-State   (T,H)     362 280,035    362 252,033   330 230,995
Tracks

TOTAL ANNUAL
RECEIVING                $126,743,196  $118,107,660  $107,507,691
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

    The Company's racetrack facilities also face competition from (i) Delaware Park near Wilmington, Delaware (day thoroughbred racing and year-round simulcasting), (ii) Monmouth Park (summer day thoroughbred racing and year-round simulcasting) and (iii) The Meadowlands (principally night thoroughbred and harness racing and year-round simulcasting). With the exception of Monmouth (with respect to Freehold Raceway), these tracks lie a greater distance from either Garden State Park and Freehold than does Philadelphia Park. Atlantic City Race Course, which previously held summer day thoroughbred racing and year-round simulcasting, reduced its 1998 meet to five days in May and has indicated that it will discontinue live horse racing. Atlantic City Race Course has also indicated that it has entered into an agreement to sell its racetrack site to a developer, while retaining the right to develop an on-site simulcasting facility in the future if New Jersey law permits. The Company's racetracks also face competition from racetracks in New York, Delaware, Maryland and Pennsylvania, most of which tracks have larger purses which enable the tracks to attract better quality horses and greater attendance. In 1997, the Maryland lottery donated $5 million towards enhancing that state's total purse distribution, and that amount is expected to double in 1998.

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

    On January 16, 1998, the nineteen member Racing Industry Study Commission appointed by the Governor of New Jersey issued its report on the horse racing industry in New Jersey, including existing statutes and regulations, in-state competition for gambling dollars and legislation in neighboring states. The Commission concluded that the long-term health of the New Jersey racing industry was dependent upon a purse structure which would be sufficient to support breeders and owners, attract quality horses to New Jersey racetracks, and protect New Jersey green acres by keeping farms economically viable. Accordingly, the Commission recommended, among other things, an infusion of $25 million to $50 million of state funds annually to augment racetrack purses and revenue and regulatory reform of the racing industry to allow off-track betting and wagering through telephones, the Internet and other locations. The Commission's recommendations are under consideration by the Governor. There can be no assurance that any or all of the Commission's recommendations will be adopted by the Governor or the New Jersey legislature. Certain of the recommendations would also require an amendment to the New Jersey constitution, and there can be no assurance that any amendment will be approved. A referendum will be placed on the November 1998 ballot for New Jersey voters to decide whether to amend the New Jersey constitution to allow the legislature to pass laws authorizing the acceptance of wagers at racetracks placed by telephone or other electronic means, the acceptance of wagers at off-track betting facilities and the conduct of other gambling at New Jersey racetracks.

Government Regulation

    The Company's operations at Garden State Park and Freehold
Raceway are subject to regulation (i) under the Racing Act of 1940, as amended and supplemented (the "Racing Act") and the rules and regulations of the Racing Commission and (ii) by the CCC.

    Under the Racing Act, all pari-mutuel employees and all others who are connected with the training of horses or the conduct of races, must be licensed by the Racing Commission. In addition, no person may hold or acquire, directly or indirectly, beneficial ownership of more than 5% of the voting securities of the Company without the approval of the Racing Commission. The issuance by the Company of 2,093,868 shares of its Common Stock to LVEN required Racing Commission approval as it exceeded the 5% threshold. See "Developments During the Last Fiscal Year" for a description of that stock issuance. Due to the Company's failure to seek prior approval for the issuance of the shares to LVEN, the Company agreed to pay the Racing Commission a $60,000 penalty. In connection with pending litigation, the minority directors have challenged the authorization and enforceability of certain agreements and actions taken by the Company, including the issuance of the above shares to LVEN. See "Legal Proceedings."

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

    The Racing Commission is also responsible for the allocation of racing dates. With regard to Freehold Raceway, each licensee operating there (FRA and ACH) shall be entitled to race the same dates they did in the preceding year, when it is in the public interest to do so, or for such other dates, not exceeding 100 days in the aggregate, as the Racing Commission shall designate; provided, however that if another permit holder rejects any of the dates to which they may be entitled the Racing Commission may allot those dates among other permitholders.

    In the case of Garden State Park, by law the Racing Commission is to grant not less than 100 racing dates for thoroughbred racing after January 21 and prior to July 1 in any year and not less than 100 racing dates for harness racing after August 31 and prior to January 1 of the following year, if and to the extent that application is made therefor.

    Furthermore, the Racing Commission shall allot equally among the four thoroughbred permit holders in the state an additional 100 days, in any proportion it deems fit when it is in the public interest to do so. For more information regarding racing dates at each of Garden State Park and Freehold Raceway, see "Garden State Park - Operation - Racing Dates" and "Freehold Raceway - Operations - Racing Dates" above.

    Because the Company simulcasts to Atlantic City casinos, the Company's simulcasting agreements are required to be filed with and approved by the CCC. In addition, the Company is required to be approved and licensed by the CCC as a non-gaming related casino service industry. Certain of the Company's employees and its directors and significant stockholders are also required to be approved by the CCC. As of the date hereof, all of the Company's employees required to be approved have been approved by the CCC or have filed applications seeking such approval. Although most of the Company's directors and significant stockholders have filed applications seeking approval from the CCC, one of the Company's directors did not file an application. There can be no assurance that all parties seeking CCC approval will obtain such approval, of the effect on the Company of the director's failure to file an application, or the effect on the Company if such approvals are not obtained.

    The New Jersey Division of Gaming Enforcement ("DGE") has conducted an investigation in accordance with their statutory obligation to determine the qualification of the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the CCC and the Racing Commission. The DGE issued a report to the CCC in September 1998 in which it objected to the qualification of the one director who did not file an application and requested hearings for three stockholders. The director and one of the three stockholders have requested hearings with the CCC and if the Delaware Settlement is consummated, the other two stockholders will no longer be required to qualify. The DGE also reserved the right to continue its investigation as to additional directors in the event the Delaware Settlement is not consummated. As a result of such report and subject to the consummation of the Delaware Settlement, the CCC and/or the Racing Commission may undertake further proceedings which could potentially jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

    In February 1996, the Company announced its intention to develop the El Rancho Property using the theme "Starship Orion." In February 1997, the Company announced that it would develop the property under a more modest country and western theme to be known as "CountryLand". These plans included the development of a 34 story tower addition containing 380 hotel rooms, a showroom with seating for approximately 1,800 spectators, a 450 seat bullring, a country western dance hall, a swimming pool, shopping mall and new restaurants. In connection with the Delaware Settlement, the Company has provided for the disposition of the El Rancho Property.

    Upon consummation of the Delaware Settlement, the Company will deposit title to the El Rancho Property into escrow for a period of up to 270 days to permit LVEN to sell the El Rancho Property. LVEN will have the exclusive right to sell the El Rancho Property until November 10, 1998, 120 days after the date the notice of the Delaware Settlement was mailed to the Company's stockholders, and up to an additional 60 days thereafter upon the occurrence of certain events. Both LVEN and the Company will have the right to sell the El Rancho Property between November 10, 1998 and April 9, 1999, 270 days of after the mailing of the notice, upon the payment of at least $44.2 million to the Company. If, within 30 days prior to the end of the escrow period, LVEN obtains a $44.2 million loan for the benefit of the Company, LVEN will have a non-exclusive right to sell the El Rancho Property for an additional year, upon the payment of $44.2 million to the Company. See "Legal Proceedings - Delaware Stipulation."

    On March 27, 1998, LVEN entered into an agreement for the sale of the El Rancho Property for $62.5 million. If consummated, the Company would realize proceeds of $44.2 million as provided in the Delaware Stipulation. Of the remaining proceeds, $4.375 million will be paid to an unrelated party for a structuring fee, $7.1 million will be paid to Nunzio P. DeSantis (less any amounts previously paid to Mr. DeSantis pursuant to the Delaware Stipulation), $1 million will be paid to Joseph Zappala (less $200,000 Mr. Zappala has agreed pursuant to the Delaware Stipulation to pay the Company in settlement of certain compensation issues) and the balance will be paid to LVEN. There can be no assurance that this transaction or any other contract for the sale of the El Rancho Property will be consummated or as to the timing thereof. See "Legal Proceedings - Delaware Settlement."

    As of September 30, 1998, the Company had expended approximately $50,864,000 (including the initial acquisition cost of $43.5 million) in acquisition and development costs related to the El Rancho Property. As the Company now intends to dispose of the El Rancho Property, work at the property is currently limited to normal maintenance and emergency repairs.

Developments During the Last Fiscal Year

    On May 23, 1997, the Company and certain of its subsidiaries entered into a two-year $55 million credit facility with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB"), secured by a pledge of certain of the personal and real property of the Company (the "CSFB Credit Facility"). Interest under the CSFB Credit Facility is payable monthly in arrears at 7% over the London Interbank Offered Rate ("LIBOR"). The scheduled maturity date of the CSFB Credit Facility is June 1, 1999, at which time all outstanding principal and interest are payable in full. The CSFB Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") and loan agreement (the "CSFB Loan Agreement"). Pursuant to the terms of the CSFB Note, $10 million in aggregate principal amount of the CSFB Note may, in certain circumstances, including upon the maturity date of the CSFB Note, upon the prepayment of $10 million in aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of CSFB, be converted by CSFB into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, pursuant to the CSFB Loan Agreement, CSFB was granted warrants to purchase up to 1,044,000 shares of Common Stock at an exercise price of $4.375 per share (subject to adjustment upon the occurrence of certain events). Warrants to purchase 546,847 shares of Common Stock are immediately exercisable by CSFB and warrants to purchase 497,153 shares become exercisable at any time prior to May 23, 2002, upon delivery to the Company by CSFB of a firm commitment to provide additional funding in connection with the El Rancho Property of at least $50 million. The Company has granted certain registration rights to CSFB with respect to the warrants and the warrant shares.

    The proceeds of the CSFB Credit Facility were used by the Company to repay the Company's existing $30 million credit facility with Foothill Capital Corporation and to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property. The Company is in violation of certain non-financial covenants of the CSFB Loan Agreement and related loan documents. There can be no assurance that CSFB will continue to forbear with respect to the exercise of its rights under the CSFB Loan Agreement and related documents, including its right to accelerate the loan. The Company has had discussions with CSFB regarding the grant of waivers of such defaults in connection with the Delaware Settlement. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations." In connection with the Director Litigation, which is currently stayed and will be dismissed with prejudice if the Delaware Settlement is consummated, the minority Board members have challenged the authorization and enforceability of certain agreements, including the CSFB Credit Facility. See "Legal Proceedings."

    Under the terms of an agreement among the Company, CSFB and LVEN in connection with the CSFB Credit Facility (the "Tri-Party Agreement"), and subject to, among other things, an independent valuation of Casino-Co, receipt of a fairness opinion from an independent investment banking firm and the approval of the Board and the Company's stockholders, the Company agreed to acquire Casino-Co (which holds as its principal asset a $160 million profit participation note) in exchange for shares of Common Stock (the "Casino-Co Transaction"). The $160 million profit participation note was granted to Casino-Co in connection with the Company's purchase of the El Rancho Property in January 1996. In connection with the CSFB Loan Agreement, CSFB has the right to receive shares equal to 10% of the Common Stock consideration paid by the Company with respect to the Casino-Co Transaction upon consummation of the Transaction, in consideration for CSFB's consent and for certain advisory services. LVEN has agreed to grant Mr. DeSantis an irrevocable proxy to vote any or all of the shares to be issued to it in the Casino-Co Transaction until the occurrence of certain events, including, among other things, the repayment of the CSFB loan or the distribution of the shares to LVEN's stockholders generally. The Company has granted CSFB and LVEN certain registration rights with respect to the shares. In connection with the Director Litigation, which is currently stayed and will be dismissed with prejudice if the Delaware Settlement is consummated, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement. However, upon consummation of the Delaware Settlement, the Tri-Party Agreement and the $160 million profit participation note will be terminated. See "Legal Proceedings."

    The $160 million profit participation note provides that Casino-
Co would receive, as additional consideration for the sale of the El Rancho Property to the Company, an interest in the "adjusted cash flow" of the El Rancho Property in the amount of 50% for the first six years following the opening of the casino and 25% thereafter until such time as Casino-Co has received $160 million, but only after (a) the Company has recouped (i) the aggregate amount of cash payments applied to the purchase price, (ii) payments made under the $6.5 million note and/or the $10.5 million note, (iii) $2 million and (iv) any amounts that the Company invested in the El Rancho Property after the purchase, together with interest at 8% per annum from the date of the investment; (b) Casino-Co has (i) received payment of all principal and interest, if any, remaining outstanding under the $6.5 million note and/or the $10.5 million note and (ii) recouped $4 million plus any amount invested in the El Rancho Property after the purchase and approved by the Company, together with interest thereon at a rate of 8% per annum from the date of investment; and (c) the Company has received an additional $2 million, together with interest thereon at the rate of 8% per annum from the date of the purchase. The term "adjusted cash flow" is defined as cash flow from the El Rancho Property before taxes, less the payment of any debt requirements and capital lease payments and less certain fees received or accrued for certain initial rent or lease payments. In connection with the CSFB Credit Facility, the Company and LVEN entered into a Bi-Lateral Agreement (the "Bi-Lateral Agreement") which fixed the amount the Company could recoup prior to Casino-Co receiving consideration under the $160 million profit participation note at $35 million. In addition, the Bi-Lateral Agreement set the maximum debt service to be netted against cash flow from operations of the El Rancho Property in computing "adjusted cash flow" at $65 million, with a further limitation to $27 million in the event that additional financing over $55 million is not required for the development of the El Rancho Property. In connection with the Director Litigation, which is currently stayed and will be dismissed with prejudice if the Delaware Settlement is consummated, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Bi-Lateral Agreement. However, upon consummation of the Delaware Settlement, the Bi-Lateral Agreement will be terminated. In connection with the Delaware Settlement, the Company has decided to dispose of the El Rancho Property and it is currently under an agreement of sale with an unrelated third party. There can be no assurance, however, that the Delaware Settlement will be consummated, that the sale of the El Rancho Property will occur or as to the timing of either. See "Legal Proceedings."

    On July 1, 1997, the Company made a non-refundable payment of $600,000 to purchase an option to acquire the leasehold interests from D&C Gaming Corporation ("D&C"), a company owned equally by the Company's Chief Executive Officer and President and by the Chairman of LVEN to acquire operating leases for two New Mexico racetracks. Subsequently, the option agreement has been terminated by the Company and D&C. In the Director Litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the option agreement. In connection with the Delaware Settlement, the $600,000 has been considered as part of the purchase price for NPD's shares. See "Legal Proceedings."

    On July 10, 1997, the Company executed an agreement to lease office space in Albuquerque, New Mexico for a five-year period, expiring on July 31, 2002. The lease provides for a current monthly rent of $8,580, increasing to $9,935 when the space is fully occupied. See "Certain Relationships and Related Transactions." In connection with the Director Litigation, which is currently stayed and will be dismissed with prejudice if the Delaware Settlement is consummated, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Albuquerque lease. However, upon consummation of the Delaware Settlement and pursuant thereto, the Albuquerque lease will be assumed by AutoLend Group, Inc. ("AutoLend"), a Delaware corporation of which Mr. DeSantis is the Chairman, chief executive officer and principal stockholder and Mr. Coelho is a director. See "Legal Proceedings."

    Effective June 27, 1997, in accordance with the Tri-Party
Agreement, the Company exchanged an aggregate of 2,326,520 shares of Common Stock (based on a value of $5.00 per share) for the cancellation by Casino-Co of a secured promissory note (the "Casino-Co Note") in the principal amount of $10.5 million, plus accrued interest of approximately $1.1 million, issued by ITB and its Orion Casino Corporation subsidiary ("Orion") to Casino-Co in connection with the acquisition of the El Rancho Property. Of such shares, 2,093,868 shares were issued to Casino-Co (the "Conversion Shares") and 232,652 shares were issued to CSFB in consideration for its consent and for certain advisory services in connection with the transaction. Casino-Co has granted Mr. DeSantis an irrevocable proxy to vote any or all of such Conversion Shares until the occurrence of certain events, including the repayment of the CSFB loan or the distribution of the Conversion Shares
to LVEN's stockholders generally.   See "Certain Relationships and
Related Party Transactions" and "Notes to Financial Statements." In connection with the Director Litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement and the issuance of the Conversion Shares. However, upon consummation of the Delaware Settlement, the Tri-Party Agreement will be terminated and the Conversion Shares will be retired. See "Legal Proceedings."

    On or about September 10, 1997, Messrs. Quigley and Leo, two directors of the Company, and The Family Investment Trust (Robert Brennan's family trust) filed a derivative claim in the Delaware Chancery Court against Directors Nunzio DeSantis, Anthony Coelho, and Joseph Zappala, former directors Michael Abraham and Kenneth Scholl and LVEN and its Chairman, Joseph Corazzi, and the Company, alleging, inter alia, that certain purported "super-majority" voting provisions of the Company's By-laws remain in full force and effect (the "Director Litigation"). In addition, on or about the same date, James Rekulak, an individual stockholder, filed a virtually identical derivative claim to that filed by Messrs. Quigley and Leo and The Family Investment Trust. The Company filed a counterclaim in the Director Litigation on November 18, 1997 alleging that Director Robert Quigley and former Director Frank Leo, together with Director Francis Murray and former Director Charles Dees, breached their fiduciary duty to the Company by, among other things, adopting and subsequently refusing to recognize the repeal of the "super-majority" voting provisions. See "Legal Proceedings." The "super-majority" voting provisions were adopted by the Board of Directors at its December 20, 1996 Board meeting and required the approval of a super-majority (75% or seven of nine members) of the Board in order to authorize the Company to undertake certain actions, including, inter alia: effecting a merger or acquisition or the purchase or sale of assets with proceeds of $1 million, individually or in the aggregate; issuing capital stock, or options, warrants or securities convertible into shares of capital stock; entering into employment, consulting or similar agreements with officers, directors, consultants or key employees; borrowing $3 million or more, individually or in the aggregate; filling vacancies on the Board of Directors; determining management's list of nominees for election to the Board of Directors by stockholders; and making future changes to the By-laws.

    The majority of the Company's Board believe that the By-laws were amended at the March 14, 1997 Board meeting to remove the "super-majority" provisions upon the occurrence of certain conditions relating to the receipt of a commitment letter from CSFB for a loan. The minority directors dispute that belief in the Director Litigation. See "Legal Proceedings." In the event the minority directors ultimately prevail on this issue, certain transactions completed by the Company with a simple majority approval by the Board may be subject to modification, termination or revision, including without limitation, the CSFB Credit Facility, the Tri-Party Agreement, the Bi-Lateral Agreement, the D&C option agreement, the Albuquerque lease and the issuance of the Conversion Shares. In addition, the continued existence of the "super-majority" provisions would be a default under the CSFB Loan Agreement and could result in acceleration of the CSFB loan by CSFB. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

    The Director Litigation is at a standstill as the parties entered into the Delaware Stipulation on July 2, 1998, which terms were disclosed in a July 23, 1998 notice to all stockholders. See "Legal Proceedings - Delaware Settlement" below for a summary of the terms of the Delaware Settlement. Although the parties believe that the conditions to the Delaware Settlement will be satisfied, there can be no assurance that such conditions will be satisfied and thus, that a final settlement will be achieved. In the event a condition of the Delaware Settlement is not met, there can be no assurance as to the outcome of the Director Litigation or as to the impact the Director Litigation itself or any resolution thereof may have on the Company's operations, financial position, results of operations and cash flows. In the Director Litigation, the plaintiffs, minority Board members and certain stockholders, have challenged the authorization and enforceability of certain actions taken and agreements entered into by the Company. In the event the plaintiffs prevail in the Director Litigation, such actions and agreements may be subject to modification, termination or revision. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

    On July 2, 1998, the Company entered into an agreement with Greenwood for the sale of the real property and related assets at Freehold Raceway and the lease for a period of seven years of the real property and related assets at Garden State Park. The agreement is subject to the satisfaction of a number of conditions, including without limitation, Company stockholder approval, the receipt by the Company of a fairness opinion from an independent investment banker and the receipt by Greenwood of approval from applicable regulatory authorities. The purchase price is $45 million, consisting of $33 million in cash and a seven year non-contingent promissory note in the amount of $12 million, with an additional $10 million in contingent promissory notes which would become effective upon, among other things, New Jersey's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. There can be no assurance that the Company will complete the Greenwood Transaction or as to the timing thereof. Upon consummation of the Greenwood Transaction, the Company will no longer have an operating business. The Board is considering alternatives for the Company's future, including the acquisition of one or more operating businesses.

    Effective August 7, 1998, the Company's Common Stock and its Preferred Stock were delisted from trading on AMEX for the failure to meet certain AMEX listing criteria. Neither the Common Stock nor the Preferred Stock has been traded on AMEX since October 13, 1997, when it was suspended because the Company had not filed its Annual Report on Form 10-K for Fiscal 1997 within the SEC's prescribed time period. Application is being made to initiate quotation of the Common Stock and the Preferred Stock on the OTC Bulletin Board. In the interim, the stock is listed for quotation on the NQB Pink Sheets.


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


Item 3 - Legal Proceedings

    On or about September 10, 1997, three actions were filed in the Delaware Court of Chancery in and for New Castle County (the "Delaware Chancery Court"), each of which named the Company as a nominal defendant and one of which was subsequently dismissed (collectively, the "Delaware Actions"). Additionally, two actions were filed in New Jersey naming the Company as a nominal defendant (collectively, the "New Jersey Actions"), one of which is a derivative action filed on or about February 24, 1998 in the United States District Court for the District of New Jersey (the "New Jersey District Court"), and the other is a purported class action filed on or about July 15, 1998 in the Superior Court of New Jersey (the "New Jersey Superior Court"). As described more fully below, pursuant to the terms of a Stipulation and Agreement of Compromise, Settlement and Release dated July 2, 1998 (the "Delaware Stipulation"), upon satisfaction of certain conditions set forth in the Delaware Stipulation, the Delaware Actions are to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the actions thereunder (the "Delaware Settlement"). See "Delaware Settlement." Further, pursuant to a memorandum of understanding entered into on August 18, 1998 (the "New Jersey Memorandum"), upon satisfaction of certain conditions, the New Jersey Actions are to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the actions thereunder (the "New Jersey Settlement"). See "New Jersey Settlement."

Mariucci, et al. v. DeSantis, et al.

    The first Delaware Action, captioned John Mariucci, Robert J. Quigley, Charles R. Dees, Jr., James J. Murray, Francis W. Murray, Frank
A. Leo and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala and International Thoroughbred Breeders, Inc., C.A. No.15918NC ("Mariucci"), alleged, among other things, that (i) NPD had breached the terms of the NPD Acquisition Agreement by failing to fund a line of credit, (ii) as a result of such breach, the resignations of John Mariucci, James Murray and Frank Koenemund from the Board were ineffective and (iii) Messrs. DeSantis, Abraham, Coelho, Scholl and Zappala (the "New Directors") were misusing the assets of the Company for their personal benefit. The Mariucci complaint sought an order (a) pursuant to Section 225 of the Delaware General Corporation Law, determining that (1) the New Directors were not validly appointed or elected to the Board and (2) Frank Koenemund, John Mariucci and James Murray, notwithstanding their written resignations upon the NPD Acquisition and the acceptance of those resignations by the Company's Board, continued as directors of the Company (the "Section 225 Claims") and (b) preserving the status quo pending a final adjudication of the
Section 225 Claims. On September 18, 1997, the plaintiffs filed an amended complaint. On September 26, 1997, the New Directors and the Company filed a motion to dismiss, or in the alternative, to strike allegations of the amended complaint. The Delaware Chancery Court granted the motion to dismiss by opinion dated October 14, 1997. The time for appeal of the Delaware Chancery Court Order has expired and no appeal has been taken by the plaintiffs.

Quigley, et al. v. DeSantis, et al.

    The second Delaware Action, captioned Robert J. Quigley, Frank A. Leo, and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Joseph A. Corazzi, Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No.15919NC ("Quigley" or "Director Litigation"), is a derivative suit brought by two then Directors (Messrs. Quigley and Leo) and the Family Investment Trust (collectively, the "Quigley Plaintiffs") which alleges, among other things, that the New Directors have breached their fiduciary duties to the Company, usurped corporate opportunities belonging to the Company and incorrectly stated minutes of Board meetings to omit material discussions. The Quigley complaint alleges that the New Directors entered into certain agreements on behalf of the Company in violation of the "super-majority" voting provisions of the Company's By-laws and their fiduciary duty to the Company, including but not limited to, the CSFB Loan Agreement, the Tri-Party Agreement, the Bi-Lateral Agreement, the D&C Gaming option agreement, the DeSantis employment agreement and consulting agreements with Messrs. Coelho and Zappala.
The Quigley complaint seeks (i) a declaratory judgment that (a) certain actions taken by the New Directors are null and void and (b) the "super-majority" By-law provisions remain in full force and effect, (ii) rescission of certain actions taken by the New Directors and (iii) damages as a result of the allegedly unauthorized and unlawful conduct of the defendants. See "Developments During the Last Fiscal Year." On November 7, 1997, the New Directors and the Company filed answers to the Quigley complaint denying all of the material allegations contained in the Quigley complaint.

    On November 18, 1997, the Company filed an amended answer and counterclaim (the "Counterclaim") against Messrs. Quigley, Leo, Francis Murray and Dees (collectively, the "Counterclaim Defendants"). The Counterclaim alleges that the Counterclaim Defendants have breached their fiduciary duties to the Company by (i) adopting, and subsequently refusing to recognize the repeal of certain "super-majority" By-law provisions in order to aid Brennan in retaining control of the Company's business affairs and jeopardizing the Company's licenses and registrations, (ii) interfering in the Company's hiring of new independent auditors thereby causing the Company to be delinquent in its required filings with the SEC and causing the suspension of trading in the Company's stock on AMEX, (iii) using corporate funds for their personal uses and (iv) usurping corporate opportunities properly belonging to the Company. The Counterclaim seeks injunctive relief enjoining the Counterclaim Defendants from, among other things, interfering in the Company's day-to-day business operations, the establishment of a constructive trust over certain assets of the Counterclaim Defendants, a declaratory judgment that the "super-majority" voting provisions have been repealed and money damages. The Counterclaim Defendants filed an answer to the Counterclaim on January 12, 1998 denying all of the material allegations and, in addition, Mr. Murray asserted a wrongful discharge claim and seeks monetary damages.

    Subsequent to the scheduling of the Director Litigation for trial, the parties reached an agreement in principle to settle the litigation which resulted in the Delaware Stipulation. As described more fully below under "Delaware Settlement," upon satisfaction of the conditions set forth in the Delaware Stipulation, the Delaware Litigation will be fully and finally dismissed with prejudice, and the parties will provide mutual releases of all claims related to such action. See "Delaware Settlement."

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

    As described more fully below under "Delaware Settlement," upon satisfaction of the conditions set forth in the Delaware Stipulation, the Rekulak action will be fully and finally dismissed with prejudice. See "Delaware Settlement."

Rekulak v. DeSantis, et al.

    On or about October 8, 1997, James Rekulak filed a complaint in the Delaware Chancery Court captioned Rekulak v. DeSantis, et al., C.A. No. 15978, which purports to be a complaint under Section 225 of the Delaware General Corporation Law and contains substantive allegations that are virtually identical to those in the complaint in the Mariucci action described above. The plaintiff in this action sought to have his complaint consolidated with the complaint in the Mariucci action and represented to the Court that he was willing to be bound by the Delaware Chancery Court's decision on defendants' motion to dismiss the Mariucci action. As set forth above, the Mariucci action was dismissed by the Delaware Chancery Court's opinion dated October 14, 1997, and thereafter, this action was dismissed with prejudice by a stipulation and order dated February 9, 1998.

Delaware Settlement

    The Quigley and Rekulak actions, and the NPD and Green actions described more fully below, are currently at a standstill as the parties have entered into the Delaware Stipulation to settle such litigation. Upon consummation of the Delaware Settlement, the Quigley, Rekulak, NPD and Green actions are to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the actions.

    Upon the satisfaction of certain conditions to the Delaware Settlement, the Company will purchase for $4.6 million cash, and the assumption by the Company of the $5.8 million note issued by NPD and held by Brennan's Trustee in Bankruptcy, the approximately 2.9 million shares of the Company's stock owned by NPD. Simultaneous with such purchase, all contracts (including option grants and employment and consulting agreements) between the Company, Messrs. DeSantis, Coelho, Zappala, Scholl and Abraham, will be cancelled, and effective upon such purchase, Messrs. DeSantis, Coelho and Zappala will resign from the Company's Board. Messrs. Scholl, Abraham, Leo and Dees resigned from the Company's Board on July 23, 1998 upon the mailing of the Delaware Stipulation to the Company's stockholders.

    Upon satisfaction of certain conditions to the Delaware
Settlement, the Company will deposit title to the El Rancho Property into escrow for a period of up to 270 days to permit LVEN to sell the El Rancho Property. LVEN will have the exclusive right to sell the El Rancho Property until November 10, 1998, 120 days after the date the notice of the Delaware Settlement was mailed to the Company's stockholders, and up to an additional 60 days thereafter upon the occurrence of certain events. Both LVEN and the Company will have the right to sell the El Rancho Property between November 10, 1998 and April 9, 1999, 270 days after the mailing of the notice, upon the payment of at least $44.2 million to the Company. If, within 30 days prior to the end of the escrow period, LVEN obtains a $44.2 million loan for the benefit of the Company, LVEN will have a non-exclusive right to sell the El Rancho Property for an additional year, upon the payment of $44.2 million to the Company.

    Upon consummation of the Delaware Settlement, certain agreements to which the Company is a party will be terminated, including without limitation, all agreements with LVEN (including the entertainment management agreement and the $160 million profit participation note), the Bi-Lateral Agreement, the Tri-Party Agreement (other than rights of CSFB thereunder), the D&C option agreement, the Albuquerque lease, Mr. DeSantis' employment agreement and the consulting agreements with Messrs. Coelho, Zappala and Scholl.

    Pursuant to the Delaware Stipulation, the Company's By-laws have been amended to reduce the authorized number of directors to six, and in connection with such reduction, Messrs. Abraham, Scholl, Dees and Leo resigned from the Company's Board. Until all of the transactions contemplated by the Delaware Settlement are consummated or the Delaware Settlement is terminated according to its terms, (a) the Company will not approve, amend or terminate any agreement or incur any additional liabilities, expenses or obligations in excess of $10,000 without the prior written approval of directors Coelho and Quigley, and (b) the Company and its subsidiaries will not take any significant action, including any merger, purchase or sale of assets for $50,000 or more, issue any securities, approve or amend employment or consulting agreements, borrow $50,000 or more, fill any vacancy on the Company's Board, proceed with any meeting of stockholders, declare or pay any dividend or other distribution, consummate any tender offer, restructuring, recapitalization or reorganization, or amend the Company's By-laws without the unanimous consent of the Company's Board.

    The Delaware Settlement is subject to numerous conditions, including without limitation, the Delaware Court dismissal order becoming final, the approval of CSFB or any alternative lender, and certain approvals by the United States Bankruptcy Court handling the Brennan bankruptcy proceedings. The approvals of the Delaware Court and AutoLend Bankruptcy Court have been obtained. The consummation of the Delaware Settlement will not result in the release by the Company of any claims against CSFB or Standard Capital Group. In the event that a new financing agreement is approved by the Company and CSFB, CSFB will obtain a release of claims from the Company.

Harris v. DeSantis, et al.

    The first New Jersey Action, filed on February 24, 1998 in the
New Jersey District Court, captioned Myron Harris, derivatively on behalf of International Thoroughbred Breeders, Inc. v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray ("Harris-Federal"), C.A. No. 98-CV-517(JBS), is a derivative suit brought by a stockholder of the Company. The factual allegations and claims asserted in the Harris-Federal complaint are virtually identical to the claims asserted in the Quigley complaint and in the Counterclaim asserted by the Company in the Quigley action.

    On May 4, 1998, all defendants filed a motion to dismiss or, in the alternative, a motion to stay the Harris-Federal action, pending resolution of the Quigley action. The New Jersey District Court has not ruled on that motion. On May 4, 1998, the plaintiff filed an amended complaint to, among other things, add another stockholder as an additional plaintiff.

    As described more fully below, pursuant to the New Jersey
Memorandum and the satisfaction of certain conditions set forth therein, the Harris-Federal action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the action. See "New Jersey Settlement."

Harris v. DeSantis, et al.

    The most recent New Jersey Action, filed on July 15, 1998 in the
New Jersey Superior Court, captioned Myron Harris and Howard Kaufman v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley and Charles R. Dees, Jr. ("Harris-State"), Cam-L-5534-98, is a purported class action suit brought by the same plaintiffs as the Harris-Federal action. The complaint alleges that the Harris-State defendants breached their fiduciary duties to the Company's stockholders by failing to file timely audited financial statements for the fiscal year ended June 30, 1997, resulting in the indefinite suspension of trading of the Company's stock on AMEX.

    Prior to filing pleadings in response to the Harris-State complaint, the defendants entered into the New Jersey Memorandum pursuant to which the Harris-State action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the action. See "New Jersey Settlement."

New Jersey Settlement

    The New Jersey Actions are currently at a standstill as the parties have entered into the New Jersey Memorandum. Subject to the approval of the court, the defendants and the Company will pay the aggregate sum of $150,000 for plaintiffs' counsel fees and expenses in the New Jersey Litigation and any incentive award to plaintiffs Harris and Kaufman would be paid out of this $150,000 sum. Pursuant to the New Jersey Settlement, following the implementation of the Delaware Settlement, the defendants will restructure the Audit Committee of the Company so as to facilitate the procurement and timely filing of audited financial statements in the future. Further, the Company will take all appropriate actions necessary to promptly initiate the quotation of the Company's Common Stock and Preferred Stock on the OTC Bulletin Board.

    Pursuant to the New Jersey Settlement, the plaintiffs agreed not to file objections to the Delaware Settlement. In addition, pursuant to the New Jersey Settlement, upon consummation of the Delaware Settlement the plaintiffs will move for a dismissal, with prejudice, of the Harris-Federal action, and will provide releases to the defendants and the Company and all others acting on the Company's behalf for any claims that were asserted or could have been asserted in the Harris-Federal action. For settlement purposes only, a class will be certified for Harris-State action consisting of all holders of the Company's stock between October 13, 1997 (the date AMEX suspended trading of the Company's stock) and the date the Company's stock is quoted for trading on the OTC Bulletin Board. The plaintiffs and the class members will release the defendants and the Company and all others acting on the Company's behalf from any claims that were asserted or could have been asserted in the Harris-State action.

Other Litigation

    In November 1997, two separate actions were filed in the New
Jersey District Court against various directors of the Company and other affiliated parties. The Company is not a party to either of these actions, both of which are summarized below:

NPD, Inc. v. Quigley, et al.

    On November 18, 1997, NPD (the Company's largest stockholder and whose stockholders are Messrs. DeSantis and Coelho), filed a complaint captioned NPD, Inc. v. Robert J. Quigley, Francis W. Murray, Frank A. Leo, Charles R. Dees, Jr., John Mariucci, Frank Koenemund and James J. Murray, C.A. 97-CV-5657 ("NPD"), in the New Jersey District Court. The complaint alleges, among other things, that Messrs. Quigley, Francis Murray, Leo and Dees, each of whom was at the time a director of the Company, and Messrs. Mariucci, Koenemund and James Murray, each of whom is a former director of the Company, conspired with one another and Brennan to defraud NPD by (i) approving and subsequently concealing from NPD the existence of the "super-majority" voting provision of the Company's By-laws and (ii) purporting to repeal such provision and subsequently filing suit in an effort to restore such provision, all of which has had the effect of attempting to deprive NPD of control of the Company and perpetuating the control of Brennan and his associates. The NPD suit seeks compensatory and punitive damages. On January 8, 1998, the defendants served a motion to dismiss NPD's complaint. The NPD action is at a standstill as the parties have entered into the Delaware Stipulation. Upon satisfaction of the conditions set forth in the Delaware Stipulation, the NPD action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to such action. The Company is not a party to the NPD action.

Green v. DeSantis, et al.

    Certain officers, directors and affiliates of the Company are parties to an action filed on November 30, 1997 by Robert William Green ("Green"), a stockholder of the Company, captioned Robert William Green
v. Nunzio DeSantis, Joseph Corazzi, Anthony Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. 97-5359(JHR), in the New Jersey District Court. The complaint alleges, among other things, that the defendants have usurped certain corporate opportunities at the expense of the Company, have diluted Green's interest in the Company through the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him by NPD (the "Green Option"). See "Developments During the Last Fiscal Year." Subject to regulatory approval, the Green Option grants Green the right to purchase approximately 50% of the shares of the Company's Common Stock which are held by NPD. The expiration date of the Green Option was January 15, 1998 and Green did not exercise the option by such date. Green seeks
(i) compensatory and punitive damages, (ii) an order enjoining defendants from transferring, encumbering or alienating the Company's Common Stock subject to the Green Option, (iii) an order declaring the issuance of certain shares of Common Stock to be a nullity, and (iv) reformation of the Green Option to extend the termination date. This action also raises claims substantially similar to those made in the Quigley action. The parties to the Green action have stipulated to take no action in the case pending consummation of the Delaware Settlement. Upon satisfaction of the conditions set forth in the Delaware Stipulation, the Green action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to such action. The Company is not a party to the Green action.

Item 4 - Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders by the Company during the quarter ended June 30, 1998. The last annual meeting of stockholders was held on February 21, 1996.

                             PART II


Item 5 - Market for the Registrant's Common Equity and Related
Stockholder Matters

Market Information

    From April 4, 1985 until October 13, 1997, the Company's Common Stock and Preferred Stock were traded on AMEX under the symbol "ITB." On October 13, 1997, AMEX suspended trading in the Common Stock and the Preferred Stock because the Company had not filed its Annual Report on Form 10-K for Fiscal 1997 within the SEC's prescribed time period. The Company has since filed the 1997 Form 10-K and is current on all of its filings with the SEC. Effective August 7, 1998, the Company's Common Stock and Preferred Stock were delisted from trading on AMEX for the failure to meet certain listing criteria.

    Application is being made to initiate quotation of the Common
Stock and the Preferred Stock on the OTC Bulletin Board. In the interim, the stock is listed for quotation on the NQB Pink Sheets.

    The following table indicates the high and low sales prices for the Common Stock on the AMEX on a quarterly basis for the year ended June 30, 1997 and the two quarters ended December 31, 1997, based upon information supplied by AMEX:

                                       Sales          Price
Quarter Ended                          High           Low

September 30, 1996                     $4.13         $3.50
December 31, 1996                      $3.88         $2.63
March 31, 1997                         $5.13         $2.81
June 30, 1997                          $5.06         $4.00

September 30, 1997                     $4.56         $3.50
December 31, 1997                      $3.88         $3.44

(Through October 13, 1997, the date trading was suspended.
The last sale price on October 13, 1997 was $3.50)

    Since October 13, 1997, there has been no established trading market for the Company's Common Stock, notwithstanding that the Common Stock is listed for quotation on the NQB Pink Sheets.

Holders

    As of June 30, 1998, there were 31,077 recordholders of the Company's Common Stock.


Dividends

    The Company has not paid any dividends on its Common Stock since its inception. Anticipated capital requirements of the Company make it unlikely that any dividends will be declared in the foreseeable future. Furthermore, 25% of the "net racetrack earnings" from Garden State Park are required to be paid by the Company in dividends on its Preferred Stock and thus, would not be available for payment as dividends on the Common Stock. Additionally, the Company's ability to pay dividends in cash or property or by obligation is limited by the terms of the CSFB Credit Facility.



ITEM 6 - SELECTED FINANCIAL DATA

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

Item 6 - SELECTED FINANCIAL DATA

                                      Years Ended    Years Ended

                                       June 30,       June 30,

                                         1998           1997



(Loss) Income from Continuing
 Operations (2)(6)                   $(25,468,850)  $(15,144,053)

Income From Discontinued
 Operations (1)                      $   7,207,633  $   1,594,096

(Loss) Income  Before
 Extraordinary Item                  $(18,261,217)  $(13,549,957)

Net (Loss) Income  (4)               $(18,261,217)  $(17,387,582)



Per Common Share:

(Loss) Income Before
  Discontinued Operations and
  Extraordinary Item                 $      (1.82)  $      (1.29)

Income From Discontinued
 Operations                          $        0.51  $        0.14

(Loss) Income Before
 Extraordinary Item                  $      (1.31)  $      (1.15)

Net (Loss) Income                    $      (1.31)  $      (1.48)

Weighted Average Number of Shares       13,978,086     11,715,256





                                        June 30,       June 30,

                                          1998           1997



Working Capital (Deficiency)         $(36,744,740)  $(41,300,996)

Total Assets                         $ 120,252,901  $ 164,694,029

Long-Term Debt                       $           0  $  13,131,003

Stockholders' Equity (5)             $  59,913,361  $  75,651,933





                                      Years Ended    Years Ended

                                       June 30,       June 30,

                                         1996          1995 (3)



(Loss) Income from Continuing
 Operations (2)(6)                   $ (2,779,987)  $     386,966

Income From Discontinued
 Operations (1)                      $   1,710,276  $   2,011,485

(Loss) Income  Before
 Extraordinary Item                  $ (1,069,712)  $   2,398,452

Net (Loss) Income  (4)               $ (1,069,711)  $   2,398,452



Per Common Share:

(Loss) Income Before
  Discontinued Operations and
  Extraordinary Item                 $      (0.26)  $        0.04

Income From Discontinued
 Operations                          $        0.16  $        0.21

(Loss) Income Before
 Extraordinary Item                  $      (0.10)  $        0.25

Net (Loss) Income                    $      (0.10)  $        0.25

Weighted Average Number of Shares       10,536,414      9,551,369





                                        June 30,       June 30,

                                          1996           1995



Working Capital (Deficiency)         $ (3,916,684)  $   7,740,788

Total Assets                         $ 144,880,933  $  97,469,045

Long-Term Debt                       $  50,992,702  $  15,599,097

Stockholders' Equity (5)             $  79,318,105  $  72,206,437





                                      Years Ended

                                       June 30,

                                         1994



(Loss) Income from Continuing
 Operations (2)(6)                   $   1,681,878

Income From Discontinued
 Operations (1)                      $     818,717

(Loss) Income  Before
 Extraordinary Item                  $   2,500,595

Net (Loss) Income  (4)               $   2,500,595



Per Common Share:

(Loss) Income Before
  Discontinued Operations and
  Extraordinary Item                 $        0.18

Income From Discontinued
 Operations                          $        0.09

(Loss) Income Before
 Extraordinary Item                  $        0.27

Net (Loss) Income                    $        0.26

Weighted Average Number of Shares        9,547,900





                                        June 30,

                                          1994



Working Capital (Deficiency)         $  16,038,454

Total Assets                         $  74,433,411

Long-Term Debt                       $    -0-

Stockholders' Equity (5)             $  69,807,985





  (1) Prior to June 30, 1998, the Company decided to sell its racing operations. As a result, such operations have been classified as discontinued operations for all periods presented.
  (2) As a result, the (loss) income from continuing operations primarily consists of corporate expenses, charges and write-offs
        For the years subsequent to June 30,1995.
        The years ended June 30, 1995 and 1994 reflect investment income of approximately $3.4 million and $3.3 million, respectively, reduced by corporate expenses and charges.

  (3)  On January 1, 1995, the Company completed its purchase of Freehold
        Raceway. The results of operations include the results of Freehold Raceway from such date.

  (4) Net Loss for the fiscal year ended June 30, 1997 is after an extraordinary loss on early extinguishment of debt in the amount of $3,837,625.

  (5) The Company did not pay cash dividends during any of the fiscal years shown above.

  (6) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for each of the three years in the period ended June 30, 1998.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

     The Company's working capital, as of June 30, 1998, was a deficit of ($36,744,740) which represents a decrease in the deficit of approximately $4,560,000 from the June 30, 1997 working capital deficit of ($41,300,997). The decrease in the deficit was caused in part by the re-classification of certain assets and current liabilities in connection with the discontinued racetrack operations, offset by losses incurred from operations. On May 23, 1997, the Company obtained a credit facility from CSFB. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Proceeds of the CSFB Credit Facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and were used to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property. Interest under the CSFB Credit Facility is payable monthly in arrears at 7% over the LIBOR. Of the remaining facility borrowings, approximately $16.8 million was placed in various escrow accounts ( including $10 million in an interest reserve account, which balance at June 30, 1998 was $2,753,752), financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. At June 30, 1998, the interest rate on the CSFB Credit Facility was 12.67%. The Company is not in compliance with certain non-financial covenants of the CSFB Credit Facility. As a result of not receiving waivers of these violations, CSFB could accelerate the $55 million loan at anytime. The loan matures June 1, 1999.

     The CSFB Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") pursuant to which $10 million of the aggregate principal amount of the CSFB Note can be converted in certain circumstances, including on the maturity date of the CSFB Note, upon the prepayment of at least $10 million in an aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of CSFB, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, pursuant to the CSFB loan agreement, CSFB was granted warrants to purchase 1,044,000 shares of Common Stock at an exercise price of $4.375 per share (subject to adjustment in certain events). Warrants to purchase 546,847 shares of Common Stock are immediately exercisable and warrants to purchase 497,153 shares of Common Stock become exercisable upon certain events.

     The net loss for Fiscal 1998 was ($18,261,217). Cash flows used in operating activities amounted to approximately $5,654,000. The net loss incurred by the Company includes approximately $12,600,000 of non-cash expenses during the year.

       Cash provided by investing activities was $7,128,211 during Fiscal 1998, primarily the result of proceeds of approximately $8,450,000 from the sale of land at Garden State Park, offset by a non-refundable payment of $600,000 to purchase an option to acquire certain leasehold interests, relating to two New Mexico racetracks, El Rancho Property development costs of approximately $240,000, capital expenditures at the Company's racetracks of approximately $212,000, and other capital expenditures of approximately $280,000.

     Cash used in financing activities was $1,878,513 during the Fiscal 1998, consisting principally of principal payments made to Sun Bank in the amount of $6,000,000 and escrow deposits of $1,370,120 to CSFB as a result of the sale of land at Garden State Park, and payments made on various short and long term notes of $2,169,011, partially offset by amounts drawn from the CSFB interest escrow account in the amount of $7,683,063.

     The Company's scheduled principal payment on debt service are expected to be approximately $56,410,000 during the twelve months ending June 30, 1999. Additionally, the Company may be obligated to repay additional indebtedness of approximately $11,500,000 in connection with Freehold Raceway if a sale of such facility is consummated. (See discussion below).

     Capital expenditures were approximately $732,000 during Fiscal
1998 and are expected to be insignificant in Fiscal 1999 due to the pending sale of Freehold Raceway and lease of Garden State Park and the discontinuance of construction at the El Rancho site. Interest on the CSFB Credit Facility was approximately $7,080,000 during Fiscal 1998 and could be lower for Fiscal 1999 depending on the timing of the sale of the discontinued operations. Expenses in connection with the El Rancho Property for carrying costs, including real estate taxes, utilities, security and maintenance were $974,167 in Fiscal 1998 and are expected to be approximately $1,000,000 during Fiscal 1999.

     Provided CSFB does not make a demand for payment on the CSFB Note, and continues to release funds in the interest reserve account, the Company currently estimates that the funds made available from the CSFB Credit Facility and placed in the interest reserve account, together with cash generated from the Company's operations prior to the sale of the discontinued operations, will be sufficient to finance its current operations and expected expenditures and carrying costs of the El Rancho Property until February 1999.

     Prior to June 30, 1998, the Company determined to sell its racetracks. On July 2, 1998 the Company announced that it had entered into an asset purchase agreement with Greenwood New Jersey, Inc. ("Greenwood"), a wholly-owned subsidiary of Greenwood Racing, Inc. which owns Philadelphia Park racetrack, the Turf Clubs and Phonebet, for the sale of the real property and related assets at Freehold Raceway and the lease for a period of seven years of the real property and related assets at Garden State Park (the "Greenwood Agreement"). The Greenwood Transaction is subject to the satisfaction of a number of conditions, including without limitation, approval of the Company's stockholders, the receipt by the Company of a fairness opinion from an independent investment banker, and the receipt by Greenwood of approval from applicable regulatory authorities. The purchase price is $45 million, consisting of $33 million in cash and a seven-year non-contingent promissory note in the amount of $12 million, with an additional $10 million in contingent promissory notes becoming effective upon, among other things, New Jersey's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved in New Jersey in the future. Greenwood Racing, Inc. will guarantee the performance by Greenwood of all obligations under the notes.

     If the Greenwood Transaction is not completed by December 31, 1998, either party has the right to terminate. Subject to various conditions, including Greenwoods' right of first refusal, the Company's Board has the right, at any time prior to the closing, to exercise its fiduciary duties and accept a superior proposal for the sale and/or
lease of Freehold Raceway and Garden State Park.   The Company's Board
is continuing to consider all of the Company's strategic options to maximize stockholder value. Upon the sale of Freehold Raceway and the lease or sale of Garden State Park, the Company will withdraw from any gaming business regulated by the State of New Jersey. The Company's Board is considering alternatives for the Company's future, including the acquisition of one or more operating businesses.

     On July 2, 1998, the Company entered into the Delaware Stipulation to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. The Delaware Settlement is subject to a number of conditions, including, without limitation, an agreement with CSFB or an alternate lender. The Delaware Settlement will result in the Company's purchase from NPD of approximately 2.9 million shares of the Company's Common Stock for $4.6 million, plus the assumption by the Company of NPD's $5.8 million promissory note now held by Robert E. Brennan's Bankruptcy Trustee, the retirement of approximately 2.1 million additional shares of the Company's Common Stock owned by LVEN, the resignation of certain of the Company's Board members and the termination of various agreements. The Delaware Settlement also contemplates the disposition of the Company's non-operating El Rancho Property. The Delaware Settlement will not result in the release by the Company of any claims against CSFB or Standard Capital Group.

     The timing of the events stated above cannot be estimated at this time (however, it is expected that the racetrack properties will be sold or leased within one year of June 30, 1998) and will materially affect the liquidity of the Company. When the sale and lease of the racetrack properties occurs as outlined above, a portion of cash proceeds from the Greenwood Transaction and sale of the El Rancho Property will be used to reduce the Company's outstanding debt; the Company does not know how much, if any, of such proceeds will be available to the Company after repayment of its debt. Due to the materiality of these outstanding events, the timing and the proceeds to be received from the asset sales, and the timing of the consummation of the Delaware Settlement, it is impossible to estimate the liquidity needs of the Company at this time. In the event the Company and its lenders are unable to agree upon satisfactory terms, the Company will need to complete a financing arrangement with an alternative lender in order to complete the anticipated Delaware Settlement and to provide liquidity beyond February 1999.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company is in violation of several loan covenants with its major lender, is party to various legal proceedings and their proposed settlement and has sustained a loss of approximately $18.3 million for the year ended June 30, 1998, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Impact of Year 2000 on the Company's Systems

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, which may result in systems failures and disruptions to operations at January 1, 2000. Management is in the process of determining whether all of the Company's accounting and operational systems are year 2000 compliant. The Company has initiated formal communications with its suppliers of the racetrack pari-mutuel computer systems to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. Although there can be no assurance, management does not expect the costs associated with any required conversions of systems to ensure year 2000 compliance to be significant and expects to be year 2000 compliant by its fiscal 1999 year end.

Inflation

     To date, inflation has not had a material effect on the Company's operations.

Results of Operations for the Fiscal Years Ended June 30, 1998 and 1997

     Prior to June 30, 1998, the Company determined to sell its racetracks. On July 2, 1998, the Company entered into the Greenwood Agreement. Accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the three years in the period ended June 30, 1998. Also, on the same date, the Company entered into the Delaware Stipulation to settle certain pending litigation. Among other actions, the Delaware Settlement contemplates the disposition of the El Rancho Property.

      The Company's Fiscal 1998 loss from continuing operations was ($25,468,850) as compared to a loss from continuing operations for the prior fiscal year of ($15,144,053), an increase in the loss of $10,324,797. This increase in the loss from continuing operations was primarily the result of: (a) an increase in general and administrative expenses of $6,073,387; (b) an increase in interest expense of $5,517,093; (c) an increase in amortization of financing costs of $1,910,674; and (d) the estimated loss in connection with the adjustment to fair market value of the El Rancho Property of $3,429,251. The increase in the loss was offset by (i) a write-off in Fiscal 1997 of $2,585,000 in non-refundable deposits associated with the termination of an option to purchase a parcel of land adjoining the El Rancho Property,
(ii) a write-off of $2,543,968 in Fiscal 1997 associated with the termination of the Starship Orion concept for the future development of the El Rancho Property, which costs were expensed in Fiscal 1997, (iii) a decrease of $799,460 in El Rancho Property carrying costs from $1,773,627 in Fiscal 1997 to $974,167 in Fiscal 1998 and (iv) an
increase in interest income of $677,181.

     General and administrative expenses of $11,615,972 for Fiscal 1998 increased $6,073,387 or 110% from the prior fiscal year amount of $5,542,585. The increase in general and administrative expenses was principally attributable to: (1) the accrual of an estimated charge of $3,748,000 the Company will incur in connection with the purchase of the 2,904,016 shares from NPD and the termination of certain agreements upon consummation of the Delaware Settlement; the charge of $3,748,000 represents the difference between the amount the Company will pay for the shares and their estimated fair value; (2) an increase in legal expenses of $2,400,000 from $900,000 in Fiscal 1997 to $3,300,000 in
Fiscal 1998, primarily as the result of legal expenses associated with the various director and stockholder lawsuits; (3) an increase in officer and corporate administrative salaries and benefits of $470,000; and (4) an increase in non-employee option expenses of $337,500; offset by decreases in (i) taxes of $400,000, (ii) rental expense of $360,000 and (iii) various executive travel and related expenses of $262,000. In the absence of a public market for the Company's Common Stock, management has determined the estimated fair value fo the Common Stock referred to in clause (1) above to be the anticipated book value attributable to the Common Stock after taking into account the estimated operating results until the disposition of the racetrack operations assumed to occur on December 31, 1998, the disposal of the racetrack assets and the El Rancho Property, and other transactions contemplated in the Delaware Settlement. There can be no assurance that all of these transactions will occur or if they will occur at the estimated amounts.

     The increase in interest expenses of $5,517,093 was principally attributable to higher interest rates and higher indebtedness levels of the Company and the fact that interest was expensed during Fiscal 1998 as compared to a portion of the interest being capitalized and a portion being expensed during Fiscal 1997, offset by an increase in interest income of $677,181 on the CSFB escrow funds. The increase in amortization of finance costs of $1,910,674 was principally due to the increased cost of the CSFB loan as compared to the cost of the Foothill loan.

     Income from discontinued operations was $7,207,633 for Fiscal 1998 as compared to income from discontinued operations for Fiscal 1997 of $1,594,096, an increase of $5,613,537. During Fiscal 1998, revenue from racetrack operations at Freehold Raceway and Garden State Park increased by an aggregate of $204,568 from the prior fiscal year and racetrack operating expenses decreased by $5,408,969 during the same period, primarily as a result of a decrease in wages and benefits and outside services at the two facilities. See the separate results for Garden State Park and Freehold Raceway below.

     During Fiscal 1998, the Company incurred a net loss of ($18,261,217) as compared to a net loss of ($17,387,583) for Fiscal 1997. The increase in net loss of $873,634 was the result of those differences described above and a decrease in a loss on early extinguishment of debt recognized in Fiscal 1997 in the amount of $3,837,625.

     The New Jersey Division of Gaming Enforcement ("DGE") has conducted an investigation of the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the Casino Control Commission ("CCC") and the Racing Commission. The DGE issued a report to the CCC in September 1998 in which it objected to the qualification of one director who did not file an application and requested hearings for three stockholders. The director and one of the stockholders have requested hearings with the CCC and if the Delaware Settlement is consummated, the other two stockholders will no longer be required to qualify. The DGE also reserved the right to continue its investigation as to additional directors in the event the Delaware Settlement is not consummated. As a result of the DGE's report and subject to the consummation of the Delaware Settlement, the CCC and/or Racing Commission may undertake further proceedings which potentially could jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos, which could have a significant negative impact on the Company's operations until the racetracks are sold or leased.


     Garden State Park

     During Fiscal 1998, Garden State Park ran its Harness Meet from September 5,1997 through December 12, 1997 (51 dates) and its Thoroughbred Meet from January 1, 1998 through May 23, 1998 (63 dates). During these race meetings, Garden State Park simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the year.

     During Fiscal 1998, Garden State Park's revenue increased $142,246 from $31,019,129 in Fiscal 1997 to 31,161,375 in Fiscal 1998, primarily a result of net increases in simulcasting revenues generated during the period of $784,000, partially offset by lower wagering and attendance
from live racing throughout the year.   Total expenses decreased
$3,066,595 or 9% in Fiscal 1998,primarily as a result of a decrease in wages and benefits of $1,439,000 or 12%. Additional savings were realized by reducing outside services, advertising and promotions, insurance, materials and supplies and real estate taxes as a result of a settlement of a tax appeal filed effective January 1, 1998. As a net result, Garden State Park realized operating income of $1,303,717 during Fiscal 1998 as compared to an operating loss during Fiscal 1997 of ($1,905,124), a change of $3,208,841.

     The Fiscal 1998 Harness Meet (51 days) resulted in operating income of approximately $1,228,000, compared with the Fiscal 1997 Harness Meet (55 days) operating income of approximately $365,000. Daily on-track attendance and wagering at the track's Fiscal 1998 Harness Meet averaged 1,959 and $133,862, respectively, as compared to 2,206 and $154,242, respectively, during the Fiscal 1997 Harness Meet. The increase in operating income of $828,000 was principally attributed to a reduction in operating expenses as mentioned above.

     The Fiscal 1998 Thoroughbred Meet (63 days) had an operating loss of approximately ($285,000) compared to the Fiscal 1997 Thoroughbred Meet (62 days) operating loss of approximately ($1,955,000). The decrease in operating loss of $1,635,000 from Fiscal 1997 was principally attributed to a reduction in operating expenses during the period. Daily on-track attendance and wagering at Garden State Park's 1998 Thoroughbred Meet averaged 2,994 and $124,169, respectively.
During the Fiscal 1997 Thoroughbred Meet, daily on-track attendance wagering averaged 2,929 and $154,407, respectively. Although the attendance at the Fiscal 1998 Thoroughbred Meet was approximately the same as compared to the Fiscal 1997 meet, the Company's revenue from simulcast receiving increased and wagering on live racing decreased during such period. Revenue from simulcast sending decreased $28,000 or 1% in 1998.

     During Fiscal 1998, the track had an operating income of approximately $360,000 during the non-racing periods as compared to an operating loss of approximately ($315,000) in the prior fiscal year's non-racing periods. The increase in the operating profit (from a loss to a profit) was primarily attributable to a reduction in operating expenses during the period.

     Simulcasting during Fiscals 1998 and 1997, both to and from other New Jersey racetracks, as well as out-of-state racetracks and casinos, accounted for approximately 84% and 82%, respectively, of revenue, while live racing and other income accounted for approximately 16% and 18%, respectively, of revenue at Garden State Park during Fiscals 1998 and 1997.

     Freehold Raceway

     During Fiscal 1998, Freehold Raceway ran its Freehold Racing Association (FRA) Harness Meet from August 14, 1997 through December 31, 1997 for a total of 99 days. Freehold's Atlantic City Harness (ACH), ran its Harness Meet from January 1, 1998 through May 25, 1998 for a total of 97 days. During both race meets, Freehold Raceway simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the fiscal year.

     For Fiscal 1998, Freehold Raceway realized operating income of $5,903,916, an increase of $2,404,697 or 69% as compared to operating income of $3,499,219 for the prior fiscal year. During Fiscal 1998, Freehold Raceway's revenue was $37,475,074, a slight increase when compared to the corresponding period in the prior Fiscal year of $37,412,752. Expenses decreased $2,342,375 or 7% from Fiscal 1997 primarily as a result of a decrease in salary and benefit expense principally resulting from the Company's effort to cut overhead and operating costs, partially offset by an accrual for an executive terminated in the third quarter of Fiscal 1997. The decrease in expenses primarily accounted for the racetrack realizing income of $5,903,916 for Fiscal 1998 as compared to income of $3,499,219 for Fiscal 1997.

     The Fiscal 1998 FRA Harness Meet conducted August 14, 1997 through December 1997, (99 days) resulted in operating income of approximately $2,280,000 as compared to the Fiscal 1997 FRA Harness Meet (100 days) which resulted in operating income of approximately $1,425,000. Daily on-track attendance and wagering at the Fiscal 1998 FRA meet averaged 2,090 and $217,000, respectively, as compared to 2,161 and $248,819, respectively, for Fiscal 1997. The average simulcast handle during the six months ended December 31, 1997 averaged $332,000 as compared to $309,000 for the prior year. The increase in simulcast wagering offset the decrease in live wagering income. The increase in operating income is attributable to a reduction in operating expenses during the period.

     The Fiscal 1998 ACH Harness Meet (97 days) resulted in operating income of approximately $2,850,000 as compared to the Fiscal 1997 Harness Meet (106 days) which resulted in income of $1,825,000. Daily on-track attendance and wagering at the Fiscal 1998 ACH meet averaged 2,061 and $205,389, respectively, as compared to 2,099 and $214,126, respectively, for Fiscal 1997. The average simulcast handle during the six months ended June 30, 1998, averaged $369,000 as compared to $344,000 for the prior year. The increase in simulcast wagering offset the decrease in live wagering income. The increase in operating income is attributable to a reduction in operating expenses during the period.

     During Fiscals 1998 and 1997, Freehold Raceway had operating income of approximately $770,000 and $250,000, respectively, during the non-live racing periods. During Fiscals 1998 and 1997, the track conducted simulcasting each day during the summer months when it was previously restricted. The increase in operating income during this period is attributable to an increase in the simulcast receiving handles during the non-live racing periods and a reduction in operating expenses during the period.

     Simulcasting during Fiscals 1998 and 1997, both to and from other New Jersey racetracks as well as out-of-state racetracks and casinos, accounted for approximately 74% and 70%, respectively, of revenue, while live racing and other income accounted for approximately 26% and 30%, respectively, of revenue at Freehold Raceway during Fiscals 1998 and 1997.

Results of Operations for the Fiscal Years Ended June 30, 1997 and 1996

     The Company's Fiscal 1997 loss from continuing operations was ($15,144,053) as compared to a loss from continuing operations for the prior fiscal year of ($2,779,987), an increase in the loss of $12,364,066. The increase in loss from continuing operations was primarily the result of: (a) an increase in general and administrative expenses of $2,723,912; (b) an increase in interest expense of $1,532,800; (c) an increase in amortization of financing costs of $1,142,909; (d) carrying costs of $1,773,627 of the El Rancho Property during Fiscal 1997, including real estate taxes, insurance and utilities; (e) a write-off of $2,585,000 in non-refundable deposits associated with the termination of an option to purchase a parcel of land adjoining the El Rancho Property in Las Vegas made during the second quarter of Fiscal 1997; and (f) a write-off of $2,543,968 during the fourth quarter of Fiscal 1997 of costs associated with the termination of the Starship Orion concept for the future development of the El Rancho Property.

     General and administrative expenses of $5,542,585 for Fiscal 1997 increased $2,723,912, or 97%, from the prior fiscal year amount of $2,818,673. The increase in general and administrative expenses is principally attributable to: (1) non-employee option expense increases of $460,000; (2) a net increase in officer and corporate administrative salaries and benefits of $233,000; (3) severance amounts paid to, or accrued for, terminated officers of $452,000; (4) legal, accounting and professional fee increases of $267,000; (5) corporate insurance expense increases of $220,000; and (6) an increase of $390,000 in travel and related expenses in connection with corporate business opportunities, financing activities and executive travel.

     Interest expenses increased in Fiscal 1997 by $1,532,880 principally as a result of higher indebtedness levels incurred by the Company. The amortization of financing costs in Fiscal 1997 of $1,142,909 primarily reflects the cost associated with the Credit Suisse Credit Facility. El Rancho Property carrying costs were $1,773,627 for Fiscal 1997 which reflects the purchase of the property in January 1996.

     Income from discontinued operations was $1,594,096 for Fiscal 1997 as compared to income for Fiscal 1996 of $1,710,276, a decrease of $116,180. During Fiscal 1997, revenue from racetrack operations decreased at Garden State Park and increased at Freehold Raceway for a net combined decrease of $103,761 from the prior fiscal year. Racetrack operating expenses increased $12,420 during the same period.

     During Fiscal 1997, the Company incurred a net loss of ($17,381,582) as compared to a net loss of ($1,069,711) for Fiscal 1996. The increase in net loss of $16,317,872 is the result of those differences described above and a loss on early extinguishment of debt recognized in Fiscal 1997 in the amount of $3,837,625.

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

     During Fiscal 1997, Garden State's revenue decreased $1,273,714 or 4% when compared to the prior fiscal year, reflecting net decreases in simulcasting revenues generated during the period of $950,000, in addition to lower wagering and attendance throughout the year which
contributed to reduced revenue from live racing.   The cost of revenues,
primarily purse expenses and operating expenses, decreased approximately $1,750,000 or 5% when compared to the prior fiscal year, primarily as a result of the decreases in purses of $1,200,000 attributable to the reduced wagering. As a net result, Garden State Park incurred an operating loss of $1,905,124 during Fiscal 1997 compared to an operating loss during the Fiscal year ended June 30, 1996 of $2,328,092.

     The Fiscal 1997 Harness Meet (55 days) resulted in operating income of approximately $365,000, compared with fiscal 1996 Harness Meet (53 days) operating income of approximately $852,000. Daily on-track attendance and wagering at the track's Fiscal 1997 Harness Meet averaged 2,206 and $154,242, respectively, as compared to 2,434 and $182,103, respectively, during the Fiscal 1996 Harness Meet. The decrease in operating income of $452,000 is principally attributed to lower revenues on live racing and simulcast sending and receiving in Fiscal 1997 resulting from (i) increased competition principally from telephone wagering in Pennsylvania, (ii) several off-track-betting parlors located in close proximity to Garden State Park and (iii) racetracks in Delaware which offer slot machines.

     The Fiscal 1997 Thoroughbred Meet (62 days) had an operating loss of approximately ($1,955,000) compared to the Fiscal 1996 Thoroughbred Meet (64 days) operating loss of approximately ($2,388,000). Daily on-track attendance and wagering at Garden State Park's Fiscal 1997 Thoroughbred Meet averaged 2,929 and $154,407, respectively. During the Fiscal 1996 Thoroughbred Meet, daily on-track attendance and wagering averaged 2,891 and $164,381, respectively. Although the attendance at the Fiscal 1997 Thoroughbred Meet was approximately the same as compared to the Fiscal 1996 meet, the Company's revenue from simulcast receiving increased and wagering on live racing decreased during such period. Revenue from simulcast sending decreased $700,000 or 24% in Fiscal 1997, which was partially offset by reductions in purses, outside services and utility expenses.

     During Fiscal 1997, the track had an operating loss of approximately ($315,000) during the non-racing periods as compared to an operating loss of approximately ($782,000) in the prior fiscal year's non-racing periods. The decrease in the operating loss was primarily attributable to an increase in outside event income of $350,000 during Fiscal 1997.

     Simulcasting during both Fiscals 1997 and 1996, both to and from other New Jersey racetracks, as well as out-of-state racetracks and casinos, accounted for approximately 82% of revenue while live racing and other income accounted for approximately 18% of revenue at Garden State Park during both Fiscals 1997 and 1996.

     Freehold Raceway

     During Fiscal 1997, Freehold Raceway ran its Freehold Racing Association (FRA) Harness Meet from August 15, 1996 through December 31, 1996 for a total of 100 days. Freehold's Atlantic City Harness (ACH), ran a Harness Meet ran from January 1, 1997 through May 26, 1997 for a total of 106 days. During both race meets, Freehold Raceway simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the fiscal year.

     For Fiscal 1997, Freehold Raceway realized operating income of $3,499,219, a reduction of $539,149 as compared to operating income of
$4,038,368 for the prior fiscal year.   During Fiscal 1997, Freehold
Raceway's revenue increased $1,169,953 or 3.3% when compared to the prior fiscal year, primarily, as a result of a 5 day increase in the total number of race days in Fiscal 1997 as compared to Fiscal 1996, a 15 day increase in the number of simulcast receiving days, along with higher simulcast receiving wagering. The cost of revenues, primarily purse expenses, simulcasting commissions and operating expenses, increased $1,525,000 or 5% when compared to Fiscal 1996, primarily as a result of the increase in the number of race days and simulcast days. General and administrative expenses increased $560,000 as compared to the prior fiscal year primarily as a result of increased telephone expenses associated with the increased simulcast receiving, and an increase in real estate taxes.

     The Fiscal 1997 FRA Harness Meet (100 days) resulted in operating income of approximately $1,425,000 as compared to the Fiscal 1996 FRA Harness Meet (99 days) which resulted in operating income of approximately $2,243,000. Daily on-track attendance and wagering at the Fiscal 1997 FRA Harness Meet averaged 2,161 and $248,819, respectively, as compared to 2,286 and $283,361, respectively, for Fiscal 1996. The decrease in operating income and wagering is, in part, attributable to increased competition from Monmouth Park, a racetrack 20 miles from Freehold. During the fall of Fiscal 1996, simulcasting at Monmouth Park was restricted (5 days per week and closed between Thanksgiving and Christmas), whereas in Fiscal 1997 Monmouth Park received simulcasting most days.

     The Fiscal 1997 ACH Harness Meet (106 days) resulted in operating income of approximately $1,825,000 as compared to the Fiscal 1996 Meet (102 days) which resulted in income of $1,620,000. The increase in income was primarily the result of additional simulcast receiving during live days. Daily on-track attendance and wagering at the Fiscal 1997 ACH Harness Meet averaged 2,099 and $214,126, respectively, as compared to 2,085 and $252,058, respectively, for Fiscal 1996. Although attendance was relatively stable, wagering on simulcast receiving increased in Fiscal 1997 to the detriment of live on-track wagering.

     During Fiscals 1997 and 1996, Freehold Raceway had operating income of approximately $250,000 and $175,000, respectively, during the non-racing periods. During Fiscal 1997, the track conducted simulcasting each day during the summer months, whereas simulcasting was restricted during the summer in Fiscal 1996.

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

     IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such statements concern the Company's operations, economic performance and financial condition, including the impact on the Company's operations of the sale and lease of the Company's racetracks, the disposition of the El Rancho Property, the Delaware Settlement, the Company's defaults under the CSFB Credit Facility, the results of certain litigation involving the Company and certain of its directors and stockholders if the Delaware Settlement is not consummated, and the competitive effect of off-track wagering and other forms of gaming, and the impact of the DGE report on the Company's licenses with the CCC and the Racing Commission, and the forward-looking statements in this Report involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in law regarding gaming activities in New Jersey and neighboring states; competition; changes in business strategy; the indebtedness of the Company; quality of management; business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in the Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nothing of this item impacts the Company.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
     Attached.


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Cherry Hill, New Jersey


     We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in violation of several loan covenants with its major lender, is party to various legal proceedings and their proposed settlements and has sustained a loss of approximately $18.3 million for the year ended June 30, 1998, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     We also audited the adjustments described in Note 1 relating to discontinued operations that were applied to restate the consolidated statement of operations and cash flows for the year ended June 30, 1996. In our opinion, such adjustments are appropriate and have been properly applied.


                                             BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
October 9, 1998


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.



     We have audited the accompanying consolidated statement of operations and cash flows prior to the restatement relating to discontinued operations described in Note 1, and stockholders' equity of International Thoroughbred Breeders, Inc. for the year ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows and stockholders' equity of International Thoroughbred Breeders, Inc. for the year ended June 30, 1996, in conformity with generally accepted accounting principles.





                                   MOORE STEPHENS, P.C.
                                   Certified Public Accountants

Cranford, New Jersey
August 23, 1996

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1998 AND 1997

                                ASSETS

                                      June 30,        June 30,

                                        1998            1997

CURRENT ASSETS:

 Cash and Cash Equivalents         $      213,795 $     3,784,895

 Restricted Cash and
 Investments                                    0       3,730,323

 Reserve Escrow Deposits               10,460,881      16,773,824

 Accounts Receivable                       36,838       1,497,254

 Prepaid Expenses                         322,313       1,396,766

 Other Current Assets                     325,756         664,226

 Net Assets of Discontinued

 Operations - Current                  12,235,217               0

 Land and Improvements

 Held for Sale, Net                             0       6,762,809

      TOTAL CURRENT ASSETS             23,594,800      34,610,097





NET ASSETS OF DISCONTINUED

OPERATIONS - Long Term                 45,626,944               0


PROPERTY HELD FOR SALE                 47,434,670               0


LAND, BUILDINGS AND

EQUIPMENT:

 Land and Buildings                       214,097      69,255,937

 Construction In Progress                       0      50,624,333

 Equipment                                814,927       5,261,367

                                        1,029,024     125,141,637

 LESS: Accumulated Depreciation

 and Amortization                         308,162       4,278,754


      TOTAL LAND, BUILDINGS

      AND EQUIPMENT, NET                  720,862     120,862,883





OTHER ASSETS:

 Deposits and Other Assets                  3,172         272,337

 Deferred Financing Costs, Net          2,872,453       5,907,432

 Goodwill, Net                                  0       3,041,280

      TOTAL OTHER ASSETS                2,875,625       9,221,049


TOTAL ASSETS                       $  120,252,901 $   164,694,029



See Notes to Consolidated Financial Statements.


              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1998 AND 1997

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                       June 30,       June 30,

                                         1998           1997

CURRENT LIABILITIES:

 Accounts Payable                  $       278,786 $    3,984,638

 Accrued Expenses                        4,852,328      5,228,655

 Purses Payable                                  0      1,984,050

 Current Maturities of
 Long-Term Debt                         55,208,426     62,963,178

 Deferred Revenue                                0      1,750,572

      TOTAL CURRENT LIABILITIES         60,339,540     75,911,093


LONG-TERM DEBT, Net of
Current Portion                                  0     13,131,003


COMMITMENTS AND CONTINGENCIES             -               -


STOCKHOLDERS' EQUITY:

 Series A Preferred Stock,
   $100.00 Par Value,
   Authorized 500,000 Shares,
   Issued and Outstanding,
   362,480 and 362,470 Shares,
   Respectively                         36,247,975     36,246,975

 Common Stock, $2.00 Par Value,
  Authorized 25,000,000 Shares,
  Issued and Outstanding,
  13,978,099 and 13,978,060
  Shares, Respectively                  27,956,197     27,956,119

 Capital in Excess of Par               25,878,224     25,048,752

 (Deficit) (subsequent to
  June 30, 1993, date of
  quasi-reorganization)               (30,132,368)   (13,558,246)

      TOTAL                             59,950,028     75,693,600

 LESS: Deferred Compensation, Net           36,667         41,667

      TOTAL STOCKHOLDERS' EQUITY        59,913,361     75,651,933


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $   120,252,901 $  164,694,029

See Notes to Consolidated Financial Statements.



              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                     JUNE 30, 1998, 1997 AND 1996

                                            Year Ended June 30,

                                           1998          1997



EXPENSES:

 General & Administrative Expenses    $  11,615,972  $  5,542,585
 (including legal fees of $3,306,877,
  $896,729, and $637,229,
  respectively, and the estimated
  charge in connection with the
  repurchase of the NPD shares of
  $3,748,000 for the 1998 year)

 Interest Expense                         7,084,968     1,567,875

 Interest Income                          (689,092)      (11,911)

 Amortization of Financing Costs          3,053,583     1,142,909

 El Rancho Property Carrying Costs          974,167     1,773,627

 Impairment Loss of El Rancho Property    3,429,251             0

 Write Off of Deposits on Land                    0     2,585,000

 Write Off of Starship Orion Costs                0     2,543,968


(LOSS) FROM CONTINUING OPERATIONS
   BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                (25,468,850) (15,144,053)



INCOME FROM DISCONTINUED OPERATIONS

 Income from operations of discontinued
   racetrack operations (less
   applicable income taxes of
   $135,100, $55,617 and $227,512)        7,207,633     1,594,096


(LOSS) BEFORE EXTRAORDINARY ITEM        (18,261,217) (13,549,957)


EXTRAORDINARY ITEM -

 (Loss) on Early Extinguishment
 of Debt                                          0   (3,837,625)

NET (LOSS)                             $(18,261,217) $(17,387,582)



BASIC PER SHARE DATA:

(LOSS) BEFORE DISCONTINUED
 OPERATIONS AND EXTRAORDINARY ITEM     $     (1.82) $      (1.29)

INCOME FROM DISCONTINUED OPERATIONS            0.51          0.14

EXTRAORDINARY ITEM                           -             (0.33)

NET (LOSS)                             $     (1.31) $      (1.48)



WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                              13,978,086    11,715,256



See Notes to Consolidated Financial Statements.



                                        Year Ended June 30,

                                           1996



EXPENSES:

 General & Administrative Expenses        2,818,673
 (including legal fees of $3,306,877,
  $896,729, and $637,229,
  respectively, and the estimated
  loss in connection with the
  repurchase of the NPD shares of
  $3,148,000 for June 30, 1998)

 Interest Expense                            34,995

 Interest Income                           (73,681)

 Amortization of Financing Costs                  0

 El Rancho Property Carrying Costs                0

 Write Down of El Rancho Property                 0

 Write Off of Deposits on Land                    0

 Write Off of Starship Orion Costs                0


(LOSS) FROM CONTINUING OPERATIONS
   BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                (2,779,987)


INCOME FROM DISCONTINUED OPERATIONS

 Income from operations of discontinued
   racetrack operations (less
   applicable income taxes of
   $135,100, $55,617 and $227,512)        1,710,276

(LOSS) BEFORE EXTRAORDINARY ITEM        (1,069,711)

EXTRAORDINARY ITEM -

 (Loss) on Early Extinguishment
 of Debt                                          0

NET (LOSS)                             $(1,069,711)


BASIC PER SHARE DATA:

(LOSS) BEFORE DISCONTINUED
 OPERATIONS AND EXTRAORDINARY ITEM     $     (0.26)

INCOME FROM DISCONTINUED OPERATIONS            0.16

EXTRAORDINARY ITEM                           -

NET (LOSS)                             $     (0.10)


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                              10,536,414



See Notes to Consolidated Financial Statements.


              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS
                  ENDED JUNE 30, 1997, 1996 AND 1995


                                               Preferred

                                      Number of

                                        Shares         Amount

BALANCE - JUNE 30, 1995                    362,450$    36,244,975

   Common Shares Issued -
    Reg S Offering                       ---            ---
   Shares Issued in Connection
    with Debt Financing                  ---            ---
   Deferred Compensation for
    Options Granted to Employees         ---            ---
   Financing Costs for Warrants in
    Connection with Debt Financing       ---            ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992            12          1,200
   Amortization of Deferred
    Compensation Costs                   ---            ---
   Net (Loss) for the
    Year Ended June 30, 1996             ---            ---

BALANCE - JUNE 30, 1996                    362,462     36,246,175



   Shares Issued in Connection with
    Retirement of Debt
   Compensation for Options Granted
    to Non-Employees                     ---            ---
   Financing Costs for Warrants
    Issued in Connection with
    Debt Financing                       ---            ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992             8            800
   Amortization of Deferred
    Compensation Costs                   ---            ---
   Cancellation of Options Granted
    for Deferred Compensation            ---            ---
   Net (Loss) for the
    Year Ended June 30, 1997             ---            ---

BALANCE - JUNE 30, 1997                    362,470     36,246,975



   Compensation for Options Granted
    to Non-Employees                     ---            ---
   Shares Issued for Fractional
    Exchange With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992            10          1,000
   Amortization of Deferred
    Compensation Costs                   ---            ---
   Gain on Sale of Land                  ---            ---
   Net (Loss) for the
    Year Ended June 30, 1998             ---            ---

BALANCE - JUNE 30, 1998                    362,480$    36,247,975


See Notes to Consolidated Financial Statements.





                                            Common

                                      Number of
                                        Shares         Amount

BALANCE - JUNE 30, 1995                  9,551,386$    19,102,771

   Common Shares Issued -
    Reg S Offering                       1,900,000      3,800,000
   Shares Issued in Connection
    with Debt Financing                    200,000        400,000
   Deferred Compensation for
    Otions Granted to Employees          ---            ---
   Financing Costs for Warrants in
    Connection with Debt Financing       ---            ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992           101            202
   Amortization of Deferred
    Compensation Costs                   ---            ---
   Net (Loss) for the
    Year Ended June 30, 1996             ---            ---

BALANCE - JUNE 30, 1996                 11,651,487     23,302,973



   Shares Issued in Connection
    with Retirement of Debt              2,326,520      4,653,040
   Compensation for Options Granted
    to Non-Employees                     ---            ---
   Financing Costs for Warrants
    Issued in Connection with
    Debt Financing                       ---            ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992            53            106
   Amortization of Deferred
    Compensation Costs                   ---            ---
   Cancellation of Options Granted
    for Deferred Compensation            ---            ---
   Net (Loss) for the                    ---            ---
    Year Ended June 30, 1997

BALANCE - JUNE 30, 1997                 13,978,060     27,956,119



   Compensation for Options Granted
    to Non-Employees                     ---            ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992            39             78
   Amortization of Deferred
    Compensation Costs                   ---            ---
   Gain on Sale of Land                  ---            ---
   Net (Loss) for the
    Year Ended June 30, 1998             ---            ---

BALANCE - JUNE 30, 1998                 13,978,099$    27,956,197



See Notes to Consolidated Financial Statements.





                                       Capital        Retained
                                      in Excess       Earnings
                                        of Par       (Deficit)

BALANCE - JUNE 30, 1995            $    11,959,643$     4,899,048

   Common Shares Issued -
    Reg S Offering                       1,638,162      ---
   Shares Issued in Connection with
    with Debt Financing                    400,000      ---
   Deferred Compensation for
    Options Granted to Employees           175,000      ---
   Financing Costs for Warrants in
    Connection with Debt Financing       1,940,250      ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992       (1,402)      ---
   Amortization of Deferred
    Compensation Costs                   ---            ---
   Net (Loss) for the
    Year Ended June 30, 1996             ---          (1,069,712)

BALANCE - JUNE 30, 1996                 16,111,652      3,829,336



   Shares Issued in Connection
    with Retirement of Debt              6,671,245
   Compensation for Options Granted
    to Non-Employees                       493,050      ---
   Financing Costs for Warrants
    Issued in Connection with
    Debt Financing                       1,893,451      ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992         (906)      ---
   Amortization of Deferred
    Compensation Costs                   ---            ---
   Cancellation of Options Granted
    for Deferred Compensation            (119,741)      ---
   Net (Loss) for the
    Year Ended June 30, 1997             ---         (17,387,582)

BALANCE - JUNE 30, 1997                 25,048,752   (13,558,246)



   Compensation for Options Granted
    to Non-Employees                       830,550      ---
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992       (1,078)      ---
   Amortization of Deferred
    Compensation Costs                   ---            ---
   Gain on Sale of Land                  ---            1,687,095
   Net (Loss) for the
    Year Ended June 30, 1998             ---         (18,261,216)

BALANCE - JUNE 30, 1998            $    25,878,224$  (30,132,368)



See Notes to Consolidated Financial Statements.







                                       Deferred
                                    Compensation       Total

BALANCE - JUNE 30, 1995            $             0$    72,206,437

   Common Shares Issued -
    Reg S Offering                       ---            5,438,162
   Shares Issued in Connection
    with Debt Financing                  ---              800,000
   Deferred Compensation for
    Options Granted to Employees         (175,000)              0
   Financing Costs for Warrants in
    Connection with Debt Financing       ---            1,940,250
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992     ---            ---
   Amortization of Deferred
    Compensation Costs                       2,969          2,969
   Net (Loss) for the
    Year Ended June 30, 1996             ---          (1,069,712)

BALANCE - JUNE 30, 1996                  (172,031)     79,318,105



   Shares Issued in Connection
    with Retirement of Debt                            11,324,285
   Compensation for Options Granted
    to Non-Employees                     ---              493,050
   Financing Costs for Warrants
    Issued in Connection with
     Debt Financing                      ---            1,893,451
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992     ---            ---
   Amortization of Deferred
    Compensation Costs                      10,623         10,623
   Cancellation of Options Granted
    for Deferred Compensation              119,741      ---
   Net (Loss) for the
    Year Ended June 30, 1997             ---         (17,387,582)

BALANCE - JUNE 30, 1997                   (41,667)     75,651,933



   Compensation for Options Granted
    to Non-Employees                     ---              830,550
   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992     ---            ---
   Amortization of Deferred
    Compensation Costs                       5,000          5,000
   Gain on Sale of Land                                 1,687,095
   Net (Loss) for the
    Year Ended June 30, 1998             ---         (18,261,216)

BALANCE - JUNE 30, 1998            $      (36,667)$    59,913,361


See Notes to Consolidated Financial Statements.



              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  ENDED JUNE 30, 1998, 1997 AND 1996

                                           Years Ended June 30,
                                           1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 (LOSS) FROM CONTINUING OPERATIONS     $(25,468,850) $(18,981,678)

 Adjustments to reconcile
 (loss) to net cash (used)
 provided by operating activities:

      Income from discontinued
      racetrack operations                7,207,633     1,594,096

      Depreciation and Amortization       3,125,272     2,775,194

      Compensation for Options Granted      830,550       493,050

      Loss on Disposal of Fixed Assets       31,666             0

      Write-Off of Deposits on Land               0     2,585,000

      Estimated charge in connection
      with the repurchase
        of the NPD shares                 3,748,000             0

      Estimated loss in connection
      with the adjustment to
        fair market value of the
        El Rancho Property                3,429,251             0

      Write-Off of Starship Orion Costs           0     2,543,968

      Extraordinary Item - Loss on
       Early Extinguishment of Debt               0     3,837,625

      Other                                 303,002         (783)

      Changes in Assets and

         Liabilities -

         Decrease in Restricted Cash
          and Investments                         0     (758,785)

         (Increase) Decrease in
          Accounts Receivable              (31,455)       395,687

         (Increase) in Other Assets       (282,609)     (297,570)

         (Increase) Decrease in
          Prepaid Expenses                  239,628     (190,815)

         (Decrease) Increase in Accounts
          and Purses Payable
          and Accrued Expenses            (771,010)     1,340,766

         Increase (Decrease) in
          Deferred Revenue                        0       251,123

 CASH (USED IN)CONTINUING
  OPERATING ACTIVITIES                  (7,638,921)



 CASH PROVIDED BY DISCONTINUED
  OPERATING ACTIVITIES                    1,985,024

 NET CASH (USED) PROVIDED BY
  OPERATING ACTIVITIES                 $(5,653,898) $ (4,413,122)



CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase and Development of
     El Rancho Property and costs
     incurred in connection with
     Starship Orion Theme              $  (239,588) $ (2,016,133)

    Purchase of Land at
     Freehold Raceway                             0             0

    Deposits on New Mexico
     Racetrack Options                    (600,000)             0

    Deposits on Purchase of Land                  0   (2,115,000)

    Capital Expenditures                  (284,271)   (1,428,227)

    (Increase) Decrease in
     Other Investments                       27,405        68,170

 CASH (USED IN)
  CONTINUING INVESTING ACTIVITIES       (1,096,454)

 CASH PROVIDED BY DISCONTINUED
  INVESTING ACTIVITIES                    8,224,665

 NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                    7,128,211   (5,491,190)



CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of Common Stock                          0             0

    Proceeds from issuance of
     Long Term Notes                              0       827,891

    Proceeds from Line of
     Credit - Foothill                            0     9,138,690

    Proceeds from Foothill Financing              0             0
    Proceeds from Credit Suisse
     Financing                                    0    55,000,000

    Proceeds from Sun Bank Refinance
     of Foreign Notes                             0     6,000,000

    Deferred Financing Costs               (22,445)   (4,926,943)

    Escrow Deposits Utilized              7,683,063  (16,762,059)

    Proceeds from Land Sale to
     Reserve Escrow Deposits            (1,370,120)             0

    Increase (Decrease) in
     Balances Due To/From
     Discontinued Subsidiaries            8,376,135             0

    Principal Payments on
     Foreign Notes                                0   (6,000,000)

    Principal Payments on
     Sun Bank Note                                0             0

    Principal Payments on
     Foothill Notes                               0  (29,976,010)

    Principal Payments on
     Short Term Notes                     (303,020)     (836,874)

    Principal Payments on
     Long Term Notes                              0   (2,991,844)

 CASH PROVIDED BY
  CONTINUING FINANCING ACTIVITIES        14,363,613

 CASH (USED IN) DISCONTINUED
  FINANCING ACTIVITIES                  (16,242,126)

 NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                  (1,878,513)     9,472,851



NET DECREASE IN CASH AND
 CASH EQUIVALENTS                         (404,200)     (431,461)

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR
  LESS CASH AND CASH EQUIVALENTS BEGINNING OF YEAR
  FROM DISCONTINUED OPERATIONS
  BEGINNING OF YEAR                     (3,166,900)           -

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR
  FROM CONTINUING OPERATIONS              3,784,895     4,216,356



 CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                        $    213,795 $   3,784,895



 Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
      Interest                         $  7,936,680 $   4,849,949
      Income Taxes                     $    200,000 $           0





                                        Years Ended June 30,
                                           1996

CASH FLOWS FROM OPERATING ACTIVITIES:

 NET (LOSS)                            $(2,779,987)

 Adjustments to reconcile net
 (loss) to net cash (used)
 provided by operating activities:

      Income from discontinued
      racetrack operations                1,710,276

      Depreciation and Amortization       1,543,841

      Compensation for Options Granted            0

      Loss on Disposal of Fixed Assets            0

      Write-Off of Deposits on Land               0

      Estimated charge in connection
      with the repurchase
        of the NPD shares                         0

      Estimated loss in connection
      with the adjustment to
        fair market value of the
        El Rancho Property                        0

      Write-Off of Starship Orion Costs           0

      Extraordinary Item - Loss on
       Early Extinguishment of Debt               0

      Other                                  16,652

      Changes in Assets and
         Liabilities -

         Decrease in Restricted Cash
          and Investments                 (820,127)

         (Increase) Decrease in
          Accounts Receivable               262,851

         (Increase) in Other Assets       (213,861)

         (Increase) Decrease in
          Prepaid Expenses                 (62,944)

         (Decrease) Increase in Accounts
          and Purses Payable
          and Accrued Expenses            3,063,264

         Increase (Decrease) in
          Deferred Revenue                 (51,002)

 CASH (USED) PROVIDED BY CONTINUING
  OPERATING ACTIVITIES



 CASH PROVIDED BY DISCONTINUED
  OPERATING ACTIVITIES

 NET CASH (USED) PROVIDED BY
  OPERATING ACTIVITIES                 $  2,668,963



CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase and Development of
     El Rancho Property and costs
     incurred in connection with
     Starship Orion Theme              $(18,033,745)

    Purchase of Land at
     Freehold Raceway                     (400,000)

    Deposits on New Mexico
     Racetrack Options                            0

    Deposits on Purchase of Land          (470,000)

    Capital Expenditures                (1,594,384)

    (Increase) Decrease in
     Other Investments                       57,023

 CASH (USED IN) PROVIDED BY
  CONTINUING INVESTING ACTIVITIES

 CASH PROVIDED BY DISCONTINUED
  INVESTING ACTIVITIES

 NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                  (20,441,106)



CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of Common Stock                  5,438,162

    Proceeds from issuance of
     Long Term Notes                      6,000,000

    Proceeds from Line of
     Credit - Foothill                    6,597,794

    Proceeds from Foothill Financing     14,000,000

    Proceeds from Credit Suisse
     Financing                                    0

    Proceeds from Sun Bank Refinance
     of Foreign Notes                             0

    Deferred Financing Costs                      0

    Escrow Deposits Utilized                      0

    Proceeds from Land Sale to
     Reserve Escrow Deposits                      0

    Increase (Decrease) in
     Balances Due To/From
     Discontinued Subsidiaries                    0

    Principal Payments on
     Foreign Notes                                0

    Principal Payments on
     Sun Bank Note                      (14,000,000)

    Principal Payments on
     Foothill Notes                               0

    Principal Payments on
     Short Term Notes                   (6,500,000)

    Principal Payments on
     Long Term Notes                    (1,348,751)

 CASH PROVIDED BY (USED IN)
  CONTINUING FINANCING ACTIVITIES

 CASH (USED IN) DISCONTINUED
  FINANCING ACTIVITIES

 NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                   10,187,205



NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         7,584,938

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR

  LESS CASH AND CASH EQUIVALENTS BEGINNING OF YEAR
  FROM DISCONTINUED OPERATIONS BEGINNING OF YEAR      -

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR
  FROM CONTINUING OPERATIONS             11,801,294



 CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           4,216,356



 Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
      Interest                         $  1,915,571
      Income Taxes                     $    291,531



 Supplemental Schedule of Non-Cash Investing and Financing Activities:

 During the years ended June 30, 1998, 1997 and 1996, the Company recorded unrealized losses of $19,174, $40,000 and $160,000, respectively, on trading securities.

 During the years ended June 30, 1998, 1997 and 1996, respectively, the Company issued warrants to purchase 300,000 shares, 746,847 shares and 925,000 shares of Common Stock at fair values of $830,550, $1,893,451 and $1,930,250, respectively, in connection with financing agreements.

 During the year ended June 30, 1997, the Company exchanged debt totaling $10.5 million plus accrued interest of approximately
   $1.1 million for 2,326,520 shares of Common Stock.

 During the year ended June 30, 1996, Land and Improvement at a total cost of $31,975,000 was financed through short and long term notes.


See Notes to Consolidated Financial Statements.


(1) BASIS OF PRESENTATION

     Prior to June 30, 1998, the Company determined to sell its racetracks. Accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the three years in the period ended June 30, 1998. Additionally, on July 2, 1998 the Company announced thatit had entered into an asset purchase agreement to sell the real property and related assets at Freehold Raceway and to lease the real property and related assets of Garden State Park for $100,000 per year over a period of seven years, subject to various approvals. The purchase price for Freehold Raceway is $45 million, consisting of $33 million in cash and a seven-year non-contingent promissory note in the amount of $12 million, with an additional $10 million in contingent promissory notes becoming effective upon, among other things, New Jersey's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved in New Jersey in the future. If the Company accepts a superior proposal prior to the closing of this agreement, it will be obligated to pay $1 million to terminate this agreement if the initial purchaser does not exercise its right of first refusal.

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company"), will continue as a going concern. As discussed in Note 9, the Company is in violation of several non-financial loan covenants with its major lender. Accordingly, payments could be demanded immediately. The Company is continuing discussions with this lender as to the grant of waivers or other remedies that could be reached in connection with the litigation settlement described below. Additionally, the Company is considering alternative financing sources. However, there can be no assurance that the Company will be successful in such endeavors.

     The Company and certain of its directors and stockholders are involved in various legal proceedings, as more fully described in Note
11. On July 2, 1998, the Company entered into a Stipulation and Agreement of Compromise, Settlement and Release ("Delaware Stipulation") to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. The settlement (the "Delaware Settlement") is subject to number of conditions, including without limitation, Delaware court approval (which was issued on October 6, 1998), the consent of the Company's primary lender and the grant of certain approvals by the U.S. bankruptcy courts. The Delaware Settlement will result in, among other things, the Company's purchase from NPD, Inc. ("NPD"), a company owned by the Company's Chief Executive Officer and Chairman, of approximately
2.9 million shares of the Company's Common Stock, the retirement of approximately 2.1 million shares of the Company's Common Stock owned by Las Vegas Entertainment Network, Inc. ("LVEN") and the termination of various agreements. There can be no assurance that conditions to the Delaware Settlement will be satisfied and thus, that a final settlement will be achieved. In the event the Delaware Settlement is not consummated, it is not possible to determine with any precision the probable outcome of the pending litigation or the amount of liability, if any, and the resultant effects on the Company's financial position, results of operations or cash flows.

     The Company has sustained losses of approximately $18.3 million and $17.4 million during fiscals 1998 and 1997, respectively. The Company believes its projected cash flows from its current operations will be sufficient until February 1999, and there can be no assurances beyond that date. These projections do not reflect the impact of its default under the above mentioned credit facility or the effects of the above mentioned litigation or settlemnt.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     In connection with the proposed sale and/or lease of the Company's racetrack operations, the Company is considering the acquisition of one or more operating businesses.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - The Company conducts live race meetings for Thoroughbred and Harness (Standardbred) horses and participates in intrastate and interstate simulcast wagering as a host and receiving track in Cherry Hill ("Garden State Park") and Freehold ("Freehold Raceway"), New Jersey. The Company's racetrack operations are dependent upon continued governmental acceptance of racing as a form of legalized gambling. The Company competes for gaming revenue, not only with other racetracks, but also with other forms of gaming activities, such as, off-track betting parlors, telephone wagering, casino gambling in Atlantic City, New Jersey, slot machines at other racetracks, and various state lotteries, both from within the State of New Jersey and from neighboring states (Pennsylvania and Delaware in particular). From time to time, legislation has been introduced in New Jersey and neighboring states which would further expand gambling opportunities and increase competition. Severe inclement weather, which can affect the northeastern portion of the United States in the winter months, can also adversely affect operations. The Company is required to annually renew its racing permits with the New Jersey Racing Commission in order to operate.

     (B) Principles of Consolidation -   The accounts of all
subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior years' amounts have been reclassified to conform with the current years' presentation.

     (D) Goodwill, Depreciation and Amortization - Goodwill is the excess of the cost of acquired net assets at Freehold over their fair value and is being amortized over 30 years under the straight line method. Accumulated amortization at June 30, 1998 and 1997 was $666,941 and $556,349, respectively. At June 30, 1998, the Goodwill was reclassified to "Net Assets of Discontinued Operations - current", as it is anticipated that the sale of Freehold Raceway will be consummated within one year.

     Management of the Company evaluates the recoverability of goodwill quarterly or more frequently whenever events and circumstances warrant revised estimates, and considers whether the goodwill should be completely or partially written-off or the amortization period accelerated.

     Depreciation of property and equipment and amortization of building improvements were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with accounting principles applicable to a quasi-reorganization over the estimated remaining useful lives of the respective assets.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during
the year ended June 30, 1996.   SFAS 121 establishes accounting
standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of June 30, 1998, the Company has determined that an impairment has occurred. (See E below).

     (E) Construction in Progress and Property Held for Sale - As of June 30, 1997, construction in progress included the purchase price as well as construction costs in conjunction with the development of the El Rancho Property. These amounts included real property acquisition costs in the amount of approximately $43,500,000, capitalized interest of $4,182,007 (in fiscals 1996 and 1997), consulting and other development costs. As of July 1997, development of the El Rancho Property has been suspended. On July 2, 1998, the Company entered into the Delaware Stipulation. As part of the Delaware Stipulation, the Company has provided for the sale of the El Rancho Property. As of June 30, 1998, the El Rancho Property has been reclassified to "Property held for Sale" after recording an impairment charge during the fourth quarter of fiscal 1998 of approximately $3,430,000 to adjust to fair value, after taking into account the estimated fair value of the reversion of the LVEN shares. In the absence of a public market for the Company's Common Stock, management has determined the estimated fair value fo the Common Stock to be the anticipated book value attributable to the Common Stock after taking into account the estimated operating results until the disposition of the racetrack operations assumed to occur on December 31, 1998, the disposal of the racetrack assets and the El Rancho Property, and other transactions contemplated in the Delaware Settlement. There can be no assurance that all of these transactions will occur or if they will occur at the estimated amounts. (See Note 11)

     (F) In June 1997, the Financial Accounting Standards Board issued two new disclosure standards as described below. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

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

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other post-retirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets.

     The Company believes that adoption of SFAS 130, 131 and 132 will have no impact on its financial statements or disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that the adoption of SFAS 133 will have no impact on its financial position or results of operations.

     (G) Deferred Financing Costs - Deferred financing costs at June
30, 1998 include those amounts associated with its May 23, 1997 financing agreement with Credit Suisse First Boston Mortgage Capital LLC("Credit Suisse"). (See Note 9). These costs of $5,926,035, less amortization of $3,053,582, are being expensed over the two year life of the loan.

     (H) Revenue Recognition - The Company recognizes the revenues associated with horse racing at Garden State Park and Freehold Raceway as they are earned. Both Garden State Park and Freehold Raceway operate as satellite wagering sites for both thoroughbred and harness racing meets conducted at other racetracks. The tracks receive broadcasts of live racing from other racetracks under various simulcasting agreements. The tracks also provide broadcasts of live racing conducted at the Company's facilities to other racetracks under various host simulcasting agreements. Under these contracts, the Company receives or pays pari-mutuel commissions of varying percentages of simulcast pari-mutuel wagering. Costs and expenses associated with horse racing revenues are charged against income in those periods in which the horse racing revenues are recognized. Other costs and expenses, including advertising, are recognized as they actually occur throughout the year. Deferred revenue primarily consists of prepaid purse amounts.

     (I) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (J) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (K) Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company does not require collateral for its financial instruments. In addition, at June 30, 1998 the Company had approximately $10.4 million of cash in reserve escrow accounts, which substantially exceeded federally insured limits.

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

     (M) Net Loss per Common Share - Recent Accounting Pronouncements - In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The Company adopted and retrospectively applied the provisions for computing earnings per share set forth in SFAS 128 in December 1997 and its adoption and retroactive application has not had a material effect on the calculation of earnings per share.

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants to purchase 3,271,847, 3,271,847, and 2,200,000 shares of Common Stock at various prices per share, for the years ended June 30, 1998, 1997 and 1996, respectively, were not included in the computation of diluted loss per share as their effect would be anti-dilutive.

(3)  DISCONTINUED OPERATIONS

     Prior to June 30, 1998, the Company determined to sell its racetracks. On July 2, 1998, the Company announced that it had entered into an asset purchase agreement to sell the real property and related assets at Freehold Raceway and to lease the real property and related assets of Garden State Park for a seven year period. (See Note 1).

     The discontinued operations are summarized as follows:

                       Years Ended June 30,

Discontinued Racetrack       1998          1997         1996
Operations:

Revenue                $  68,636,449  $ 68,431,882 $ 68,535,642

Expenses:

Cost of Revenues:

Purses                      22,370,695  23,120,176   23,309,829
Operating Expenses          31,794,410  35,531,034   35,737,265
Depreciation
 & Amortization              1,665,206   1,579,903    1,426,407
General &
 Administrative Expenses     4,607,984   5,606,265    5,018,683
Interest Expenses              855,421     944,791    1,105,670

Total Expenses              61,293,716  66,782,160   66,597,854

Income From DiscontinuedRacetrack
Operations Before Taxes      7,342,733   1,649,713    1,937,788

Income Tax Expense             135,100      55,617      227,512

Net Income From
 Discontinued
 Racetrack
 Operations            $     7,207,633$  1,594,096 $  1,710,276

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 1998 consist of the following:

                                      Freehold      Garden State
Classified As:                         Raceway          Park
                                       Current       Non-Current

Current Assets                   $       3,012,149$     5,616,972

Land, Building and Equipment, Net       22,286,218     46,053,579

Other Assets                             2,950,688        228,142

Total Assets                            28,249,055     51,898,693


Current Liabilities                      4,441,788      5,845,068

Long-Term Debt, Net of Current Portion     11,572,049      426,682

Total Liabilities                       16,013,837      6,271,750

Net Assets of Discontinued Operations$     12,235,217$   45,626,943

     The Company anticipates realizing a gain in connection with a sale of the Freehold net assets. Such gain will be deferred and applied as a reduction of the carrying value of the Garden State Park net assets. The Company anticipates that the ultimate disposition of the Garden State Park net assets, after application of anticipated Freehold gain, will result in a recovery in excess of such adjusted amount.

Cash flows from discontinued operations for the year ended June 30, 1998 consist of the following:

                                                 June 30, 1998

Cash Flows From Discontinued Operating Activities:

   Income                                        $     7,207,633

   Adjustments to reconcile income to net cash provided by discontinued operatingactivities

     Depreciation and Amortization                     1,665,206

     Loss on Disposal of Fixed Assets                      1,007

     Changes in Assets and Liabilities

         Decrease in Restricted Cash and Investments      277,040

         Decrease in Accounts Receivable                 287,694

         Decrease in Other Assets                        140,165

         Decrease in Prepaid Expenses                    534,625

         Decrease in Accounts and Purses
         Payable and Accrued
         Expenses                                      (940,299)

         Increase in Deferred Revenue                     19,587

   Net Cash Provided by Discontinued
     Operating Activities   (Excluding Income)         1,985,024




Cash Flows from Discontinued Investing Activities:

   Proceeds from Sale of Land                          8,449,904

   Capital Expenditures                                (212,227)

   (Decrease) in Other Investments                      (13,012)

   Net Cash Provided by Discontinued
     Investing Activities                             8,224,665


Cash Flows from Discontinued Financing Activities:

   Principal Payments on Sun Mortgage                (6,000,000)

   Principal Payments on Short Term Notes              (733,719)

   Decrease in Balances Due To/From
      Continuing Operations                          (8,376,135)

   Principal Payments on Long Term Notes             (1,132,272)

   Net Cash (Used In) Discontinued
     Financing Activities                           (16,242,126)



   Net Increase in Cash and Cash Equivalents
        From Discontinued Operations                   1,175,195

     Cash and Cash Equivalents at Beginning of Year
        From Discontinued Operations                   1,991,705


     Cash and Cash Equivalents at End of Period
        FromDiscontinued Operations              $     3,166,900



(4)  ACQUISITIONS AND DISPOSITIONS

          Fiscal 1998

     On July 1, 1997, the Company made a non-refundable payment of $600,000 to purchase an option to acquire the leasehold interests from D&C Gaming Corporation ("D&C"), a company owned equally by the Company's CEO and President and by the Chairman of Las Vegas Entertainment Network, Inc. ("LVEN"), to acquire operating leases for two New Mexico racetracks. Subsequently, the option agreement has been terminated by the Company and D&C. In the pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the option agreement. In connection with the Delaware Settlement, the $600,000 has been included in the calculation of the purchase price of the NPD shares. (See Note 11).

     On October 20, 1997, the Company sold a parcel of land contiguous to Garden State Park for $9,000,000 exclusive of closing costs of approximately $545,190. The carrying value of such property was $6,767,715. $6,000,000 of such sales proceeds was used to repay an existing mortgage on the property. The resulting gain was recorded as an adjustment to Stockholders' Equity in accordance with accounting principles applicable to a quasi-reorganization.


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

          Fiscal 1996

     During January 1996, the Company purchased the El Rancho Property from LVEN for the development of a casino gaming and entertainment complex.
The purchase price was for approximately $43.5 million in cash and notes, plus contingent consideration of up to $160 million, dependent on future "adjusted cash flows" as contractually defined. The purchase price of approximately $43.5 million consisted of approximately $12.5 million paid in cash with the balance financed by: 1) a $6.5 million unsecured seller note; 2) the assumption of a $14 million first
mortgage note;   and 3) a $10.5 million second mortgage seller note,
payable only to the extent that certain contingent events occur.
Effective June 27, 1997, the Company  issued 2,093,868 shares of its
Common Stock to a subsidiary of the seller and 232,652 shares to Credit Suisse, the Company's prime lender, for its consent and for certain advisory services on the transaction, in exchange for cancellation of the $10.5 million note and accrued interest amounting to approximately
$1.1 million.  A proxy to vote the 2,093,868 shares has been granted to the Company's CEO/President by the holder. The 2,326,520 shares were valued at $5 per share, the approximate fair market value at the date of
the transaction.  No material gain or loss was realized.   Upon
satisfaction of certain conditions to the Delaware Settlement, the 2,093,868 shares will revert to the Company and will be retired and the $160 million contingent consideration will be terminated.




(5)  INVESTMENTS

     At June 30, 1998 and 1997, the Company had approximately $3,453,000 and $3,730,000, respectively, which was classified as restricted cash and investments. These funds are primarily cash received from horsemen for nomination and entry fees to be applied to upcoming racing meets, purse winnings held in trust for horsemen and amounts held for unclaimed ticketholder winnings. The balance at June 30, 1998 of $3,453,000 has been reclassified to "Net Assets of Discontinued Operations".

     Interest income for the fiscal years ended June 30, 1998, 1997, and 1996 was $689,092, $11,911, and $73,681, respectively. Realized gains resulting from the sale of trading securities for fiscals 1998, 1997 and 1996 were -0-, -0- and $7,500, respectively.

(6)  RESERVE ESCROW DEPOSITS

     At June 30, 1998, $10,460,881 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse. The financing agreement provided for reserve accounts to be held by LaSalle National Bank (the "Depository"). The Company is currently in default with respect to the Credit Suisse credit facility (See Note 9) and, as a result, Credit Suisse could apply any remaining escrow amounts to any outstanding borrowings. On the maturity date of the credit facility, any amounts remaining on deposit shall, at Credit Suisse's option, be applied against outstanding borrowings or returned to the Company.

      Interest Reserve Account. $10,000,000 of the loan proceeds was deposited in an Interest Reserve Account to fund the monthly interest due on the $55,000,000 loan (approximately $588,000 per month).

 El Rancho Reserve Account.$3,759,615 of the loan proceeds was deposited to reimburse the Company for expenditures in connection with the development and carrying costs of the El Rancho Property. Through September 30, 1998, the Company has been reimbursed $1,465,949 from this account.

 Working Capital Account. $760,000 of the loan proceeds was deposited for working capital purposes. In October 1997, upon the sale of certain Garden State property, the Company deposited an additional $1,370,122 in this account.

 Tax and Insurance Reserve Account. $916,898 of the loan proceeds was deposited into a Tax and Insurance Reserve Account. Each month the Company makes deposits equal to one-twelfth, or approximately $300,000, of the amount reasonably estimated by Credit Suisse to be sufficient to pay all taxes, general and special assessments, water and sewer rents and charges and other similar charges levied against certain of the Company's properties.

 Deferred Maintenance Account. $500,000 of the loan proceeds was deposited to be used to reimburse the Company for maintenance expenditures at its racetracks.

 Environmental Remediation Account.$1,000,000 of the loan proceeds was deposited to be used to reimburse the Company for approved environmental remediation expenditures.




The Escrow Accounts at June 30, 1998 are summarized below:

Account

Interest Reserve          $       2,753,752
El Rancho Reserve                 2,293,666
Working Capital                   2,130,122
Tax and Insurance Reserve         1,874,475
Deferred Maintenance                408,866
Environmental Remediation         1,000,000

Total                     $      10,460,881

          Such amounts have been classified as current assets, as the related debt obligation is classified as a current liability (See
Note 9.)

(7) LAND AND IMPROVEMENTS HELD FOR SALE - NET

 On October 20, 1997, the Company sold a parcel of land contiguous to Garden State Park for $9,000,000, exclusive of closing costs of approximately $545,190. The carrying value of such property was $6,767,715. Of the proceeds, $6,000,000 was used to repay an existing mortgage on the property. The resulting gain was recorded as an adjustment to Stockholders' Equity in accordance with accounting principles applicable to a quasi-reorganization.

(8) LAND, BUILDINGS AND EQUIPMENT

 Land, buildings and equipment acquired prior to June 30, 1993 are carried at their adjusted fair value in accordance with accounting principles applicable to a quasi-reorganization which was completed on that date. The property assets acquired with the acquisition of Freehold Raceway in January 1995 were recorded at their fair values as required under the purchase method of accounting. All other property assets are recorded at cost. Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

Major classes of land, buildings and equipment consist of the following:

                       Estimated Useful        June 30,



                        Lives in  Years
                                      1998          1997


Land                      ---     $        -0- $  40,432,500

Buildings and
Improvements             15-40         214,097    28,823,437

Construction in Progress   ---             -0-    50,624,333

Equipment                5-15          814,927     5,261,367

Totals                               1,029,024   125,141,637

Less Accumulated
Depreciation
 and Amortization                      308,162     4,278,754

                                $      720,862 $ 120,862,883


 As of June 30, 1998, Land, Buildings and Improvements,
Construction in Progress and Equipment relating to the racetrack operations and the El Rancho Property have been classified as "Assets Held For Sale", "Net Assets of Discontinued Operations - Current", and "Net Assets of Discontinued Operations - Long Term".
(9) NOTES AND MORTGAGES PAYABLE
         Notes and Mortgages Payable are summarized below:

               Interest %       June 30, 1998               June 30, 1997
                Per Annum     Current     Long-Term     Current   Long-Term

International
Thoroughbred
Breeders, Inc.:

Credit Suisse   LIBOR Rate
First Boston (A)    plus 7%
                 (6/30/98
               rate 12.67%) $ 55,000,000 $         -0-$  55,000,000$       -0-


Other              Various       208,426           -0-      258,851        -0-

Freehold
Raceway:

Kenneth R. Fisher(B)80% of Prime (not to
                exceed 6%)
                  (6/30/98
                  rate 6%)
                                625,000    10,000,000       625,000 10,625,000

Kenneth R. Fisher(C)80% of Prime   (6/30/98
                rate 6.6%)
                                225,000     1,572,049       225,000  1,815,800

Other                               -0-           -0-        42,537        -0-

GARDEN STATE
PARK:

Sun National         Prime
Bank(D)           (6/30/97
                rate 8.5%)          -0-           -0-    6,000,000        -0-

Other              Various      351,429       426,682      781,806     690,203

ORION CASINO
CORP:

Other              Various          -0-           -0-       29,984        -0-

    Totals                 $ 56,409,855 $  11,998,731$  62,963,178$ 13,131,003

Less Amounts
Reclassified to: Net Assets of
Discontinued

  Operations -
Current                       (850,000)  (11,572,049)         -0-        -0-


 Net Assets of
Discontinued
  Operations -
Long Term                     (351,429)     (426,682)         -0-        -0-

TOTALS                     $ 55,208,426 $         -0-$  62,963,178$ 13,131,003

The effective LIBOR Rate and the Prime Rate at June 30, 1998 were 5.72% and 8.50%, respectively.
There was no short term borrowings outstanding as of June 30, 1998 and 1997.

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

  The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "Credit Suisse Note") pursuant to which up to $10 million of the aggregate principal amount can be converted, in certain circumstances, including upon the maturity date of the Credit Suisse Note upon the prepayment of $10 million in aggregate principal amount of the Credit Suisse Note or upon acceleration of the Credit Suisse Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, Credit Suisse was granted warrants to purchase 1,044,000 shares at an exercise price of $4.375 per share (subject to adjustment in certain events). The warrants to purchase 546,847 shares are immediately exercisable, have been valued at approximately $1.6 million and have been recorded as original issue discount. The warrants to purchase 497,153 shares become exercisable at such time as Credit Suisse delivers to the Company a firm commitment for additional funding of no less than $50 million in connection with the development of the El Rancho Property.

  Credit Suisse also received 232,652 shares of Common Stock upon the conversion of a $10.5 million promissory note issued by the Company to LVEN into Common Stock in consideration for Credit Suisse's consent and advisory services in connection with this transaction. Credit Suisse has the right to receive further shares upon the consummation of a proposed related acquisition by the Company of Casino-Co Corporation ("Casino-Co"), a wholly-owned subsidiary of LVEN, equal to 10% of the stock consideration paid by the Company for such acquisition. The Company has granted Credit Suisse certain registration rights with respect to the warrants and the shares.

  The Credit Suisse Credit Facility also provides for both affirmative and negative covenants, including financial covenants such as tangible net worth, as defined in the Credit Suisse Credit Facility. The Company is not in compliance with certain non-financial covenants. As a result of not obtaining waivers of these violations, this amount could be demanded immediately.

  In connection with pending litigation which is currently stayed and will be dismissed if the Delaware Settlement is consummated, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company, including the Credit Suisse Credit Facility and certain related agreements and related actions. Consummation of the Delaware Settlement will not result in any release of claims by the Company against Credit Suisse, absent any new financing agreement acceptable to the Company and Credit Suisse.

  (B) On February 2, 1995, the Company entered into an agreement with the former owner of Freehold Raceway whereby the $12.5 million balance of the purchase price of the Freehold Raceway was financed by an eight (8) year promissory note at 80% of the prevailing prime rate, not to exceed 6%. Yearly principal and interest payments during the first five (5) years commencing January 1, 1996 are based upon a twenty (20) year principal amortization schedule. During each of the next three (3) years, commencing January 1, 2001, yearly principal and interest payments shall be based upon a ten (10) year amortization schedule. On January 1, 2003, the entire unpaid principal balance, together with any accrued interest becomes due and payable. The note is secured by a
mortgage on the land and buildings at Freehold Raceway.   For fiscal
1998, this note has been netted against "Net Assets of Discontinued Operations - Current".

  (C) On February 2, 1995, the seller of Freehold Raceway advanced to Freehold Raceway $2,584,549 towards the retirement of $5.2 million of existing debt on Freehold Raceway. The seller received from Freehold Raceway in fiscal 1995, a promissory note evidencing the indebtedness secured by mortgage on the racetrack property and other collateral. Equal monthly principal installments of $18,750 beginning on February
1, 1995 is paid to the seller together with accrued interest. Interest is calculated at 80% of the prime rate at January 1 of each year. The note is secured by a mortgage on the land and buildings at Freehold Raceway. For fiscal 1998, this note has been netted against "Net Assets of Discontinued Operations - Current".

  (D) In June 1997, the Company received financing of $6,000,000 from Sun National Bank (which was used to pay two $3,000,000 mortgage notes), by issuing a $6,000,000 mortgage note. On October 20, 1997, the Company retired the $6,000,000 mortgage note with proceeds from the sale of a portion of the Garden State property. (See Note 7.) The note was originally due in December 1998. Interest due on the note was paid by the purchaser of a portion of the Garden State property.

(10)   INCOME TAX EXPENSE

  In the event the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from a quasi-reorganization of the Company's assets effective June 30, 1993, will be excluded from the results of operations and credited to paid in capital.

  The Company's income tax expense for each of the years in the three year period ending June 30, 1998 relates to New Jersey income taxes for its Freehold Raceway operations.

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

  The Company has net operating loss carryforwards aggregating approximately $218,000,000 at June 30, 1998 expiring in the years June 30, 2002 through June 30, 2013. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $87,000,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

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

The Company has the following carryforwards to offset future taxable income at June 30, 1998:

     Net Operating Loss          Year End
       Carryforwards         Expiration Dates

        $47,800,000             6/30/2002
         26,400,000             6/30/2003
         19,900,000             6/30/2004
         15,600,000             6/30/2005
         11,800,000             6/30/2006
         96,500,000             6/30/2007
        $218,000,000         through 6/30/2013


(11)   COMMITMENTS AND CONTINGENCIES

  (A) On July 2, 1998, the Company entered into the Delaware Stipulation to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. The Delaware Settlement is subject to a number of conditions, including without limitation, Delaware court approval (which was issued on October 6, 1998), the consent of the Company's primary lender and the grant of certain approvals by the U.S. bankruptcy courts. The Delaware Settlement will result in, among other things, the dismissal of the pending litigation with prejudice, the Company's purchase from NPD of approximately 2.9 million shares of the Company's Common Stock for $4.6 million plus the assumption by the Company of NPD's $5.8 million promissory note now held by Robert E. Brennan's Bankruptcy Trustee and the termination of the Company's option
agreement with D&C in the amount of $600,000.   As a result, during the
fourth quarter of fiscal 1998, the Company has recorded a charge of approximately $3.7 million based on the estimated fair value of $2.50 per share. (See Note 2E)

  Upon the mailing of the settlement notice to the Company's stockholders on July 23, 1998, Michael C. Abraham, Charles R. Dees, Jr., Frank A. Leo and Kenneth S. Scholl resigned from the Company's Board of Directors. Upon the purchase of the NPD shares by the Company, Anthony Coelho, Nunzio P. DeSantis and Joseph Zappala will also resign from the Board and terminate their employment and consulting agreements with the Company.

  The Delaware Settlement also contemplates the disposition of the Company's non-operating El Rancho hotel and casino site in Las Vegas, Nevada. Of the proceeds, a minimum of $44.2 million will be used to reduce the Company's outstanding debt to the Company's primary lender. As part of the Delaware Settlement, LVEN will return to the Company for cancellation approximately 2.1 million shares of the Company's Common Stock and will terminate all of its contractual arrangements with the Company.

  The consummation of the Delaware Settlement will have a material effect on the Commitments and Contingencies disclosed below:

  As discussed in Notes 2, 3 and 4, during January 1996 the Company purchased the El Rancho Property from LVEN. The original agreement provided that, following the development of the property, LVEN would receive as additional consideration an interest in the "adjusted cash flow" in the amount of 50% for the first six (6) years following the opening of a casino and 25% thereafter until such time as LVEN has received $160,000,000, but only after (a) the Company recouped: 1) the aggregate amount of cash payments applied to the purchase price; 2) payments made under the $6.5 million note and the $10.5 million note;
3) $2 million;   and 4) any amounts that the Company invested in the
property after the purchase, together with interest at eight percent (8%) per annum from the date of the investment; (b) LVEN has (i) received payment of all principal and interest, if any, remaining outstanding under the $6.5 million note and/or the $10.5 million note and (ii) recouped $4 million plus any amount invested in the El Rancho Property after the purchase and approved by the Company, together with interest thereon at a rate of 8% per annum from the date of investment; and (c) the Company has received an additional $2 million, together with interest thereon at the rate of 8% per annum from the date of the purchase. This agreement was amended on May 23, 1997 by the Bi-Lateral Agreement between the Company and LVEN to limit to $35 million the aggregate amount for which the Company is entitled to recover above.

  The term "adjusted cash flow," as defined, refers to cash flow from the property before taxes, less the payment of any debt retirements and capital lease payments and less certain fees received or accrued for certain inital rent or lease payments. The Bi-Lateral Agreement, signed in connection with the $55 million Credit Suisse Credit Facility, limited the maximum debt service to be netted against cash flow from operation of the El Rancho Property in computing "adjusted cash flow" to $65 million, with a further limitation to $27 million in the event that additional financing over the $55 million is not required for the development of the El Rancho Property.

  Upon consummation of the Delaware Settlement, the Company will deposit title to the El Rancho Property into escrow for a period of up to 270 days to permit LVEN to sell the El Rancho Property. LVEN will have the exclusive right to sell the El Rancho Property until November 10, 1998, 120 days after the date the notice of the Delaware Settlement was mailed to the Company's stockholders, and up to an additional 60 days thereafter upon the occurrence of certain events. Both LVEN and the Company will have the right to sell the El Rancho Property between November 10, 1998 and April 9, 1999, 270 days after the mailing of the notice, upon the payment of at least $44.2 million to the Company. If, within 30 days prior to end of the escrow period, LVEN obtains a $44.2 million loan for the benefit of the Company, LVEN will have a non-exclusive right to sell the El Rancho Property for an additional year, upon the payment of $44.2 million to the Company. On March 27, 1998, LVEN entered into an agreement for the sale of the El Rancho Property for a sales price of $62,500,000. If consummated, the Company would realize proceeds of $44,200,000 as provided in the Delaware Stipulation, and of the remaining proceeds, $4,375,000 will be paid to an unrelated party for a structuring fee, $7,100,000 will be paid to Nunzio P. DeSantis (less any amounts previously paid to him pursuant to the Delaware Stipulation), $1,000,000 will be paid to Joseph Zappala (less $200,000 Mr. Zappala has agreed to pay the Company in settlement of certain compensation issues pursuant to the Delaware Stipulation) and the balance will be paid to LVEN. There can be no assurance that this contract or any other contract for the sale of the El Rancho Property will be consummated.

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

  In connection with the purchase of the El Rancho Property, Las
Vegas Communications Corporation ("LVCC"), a wholly-owned subsidiary of LVEN retained the exclusive right to manage all aspects of the
property's  entertainment activities.   The term of the agreement is for
ten (10) years commencing on the date which is six (6) months prior to the projected opening date of the property, and LVCC shall have the option to renew the agreement for two (2) consecutive five year terms. The agreement provides LVCC with an annual fee of $800,000 subject to annual increases and other additional amounts. Pursuant to the Bi-Lateral Agreement entered into by the Company and LVEN in connection with the Credit Suisse Credit Facility, the parties agreed to amend the entertainment management agreement to provide for a lease by the Company to LVCC of space within the El Rancho Property on or from which all food, beverage and retail activities will be conducted (exclusive of the mezzanine space, the rights to which will be retained by the Company). The terms of such lease arrangement have not been finalized.

  In connection with the pending litigation which will be dismissed with prejudice if the Delaware Settlement is consummated, the minority Board members have challenged the authorization and enforceability of certain agreements entered into and actions taken by the Company including the Credit Suisse Credit Facility, and certain related agreements and related actions.

  Upon consummation of the Delaware Settlement, the Bi-Lateral
Agreement, Tri-Party Agreement, $160 million profit participation note and entertainment management agreement will be terminated.

  On December 5, 1996, NPD entered into an agreement with Robert E. Brennan, a former Chairman and director of the Company, to purchase 2,904,016, or 24.9% of the Company's Common Stock, representing all of the Company's Common Stock owned by Mr. Brennan ("NPD acquisition"). The NPD acquisition closed on January 15, 1997.

  Effective January 15, 1997, the Company entered into a ten-year employment contract with Nunzio P. DeSantis, the Company's Chief Executive Officer. The contract provides for annual compensation of $450,000, adjusted annually by increases, if any, in certain Consumer Price Indexes. Mr. DeSantis will also receive a performance bonus for each fiscal year during the term of the agreement equal to the excess of the amount, if any, by which the pre-tax income of the Company exceeds $2 million, limited to an amount equal to his base salary. As part of his contract, Mr. DeSantis was awarded options, subject to stockholder approval, to purchase 5,000,000 shares of the Company's common stock at $4 per share. Upon obtaining stockholder approval for the awarding of the options, the Company may need to record as compensation an expense calculated by multiplying the number of shares covered by the option by the difference between the intrinsic value of each share and the exercise price at the measurement date. An expense would only be recorded if the exercise price is below the market price at the measurement date. Options to purchase 500,000 shares of Common Stock would be exercisable immediately and options to purchase an additional 500,000 shares of Common Stock shall become exercisable on each succeeding anniversary of the effective date of the agreement, provided, however, that all options shall be fully vested if Mr. DeSantis resigns for good reason (as defined in the agreement), resigns upon a change of control, or is discharged without cause. Mr. DeSantis is entitled to additional fringe benefits including the use of a private jet in connection with the performance of his duties. During fiscals 1998 and 1997, the Company's cost associated with such aircraft, was approximately $12,208 and $217,000, respectively. Such aircraft is operated by a Company owned by Mr. DeSantis' son and was partially financed by Mr. DeSantis and the Chairman of the Board of LVEN. In the pending litigation, which is currently stayed and will be dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. DeSantis' employment agreement. Under the terms of the Delaware Settlement, neither the Company nor any of its affiliates are to make any payments to Mr. DeSantis except for his base salary and automobile allowance and continuation of his insurance benefits under the terms set forth in the employment agreement. Upon consummation of the Delaware Settlement, Mr. DeSantis' employment agreement will be terminated and his options will be cancelled.

  Effective January 15, 1997 the Company entered into a consulting contract with Anthony Coelho, the Company's Chairman of the Board, that provides for $10,000 per month in consulting fees on a month-to-month basis, $2,500 for each director's meeting he attends and other fringe benefits. As part of this contract, Mr. Coelho was awarded options, subject to stockholder approval, to acquire 1,000,000 shares of the Company's Common Stock at $4 per share. Options to purchase 100,000 shares would become exercisable immediately and options to purchase an additional 100,000 shares would become exercisable on each succeeding anniversary of the effective date of the agreement. Upon obtaining stockholder approval for the awarding of these options, the Company will need to record an expense calculated by using the fair value of the options at that date. In the pending litigation, which is currently stayed and will be dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. Under the terms of the Delaware Settlement, neither the Company nor its subsidiaries shall pay to Mr. Coelho more than $10,000 per month as consulting fees and payment of regular directors fees and upon consummation of the Delaware Settlement, Mr. Coelho's consulting agreement will be terminated and his options will be cancelled.

  On January 15, 1997, the Company obtained a commitment for a $5,000,000 revolving line of credit from Mr. DeSantis. The line of credit has not been drawn upon and it is unlikely that it will be utilized in the future. The line of credit is a subject of the pending litigation, which is currently stayed and will be dismissed with prejudice upon consummation of the Delaware Settlement. Upon consummation of the Delaware Settlement, the line of credit will be terminated.

  (B) During October 1997, the Company terminated the employment of the Company's then President, Robert J. Quigley. The severance package approximating $300,000, payable through December 1998, was expensed in the second quarter of fiscal 1998.

  (C) The Company has entered into lease agreements for certain equipment and maintenance contracts at Garden State Park and Freehold Raceway. Two of these agreements are based upon the daily average of the total amount wagered and number of live racing days at the Company's racetracks. Minimum rental payments for the next five years
are based on projected racing dates.   During July 1997, the Company
executed an agreement to lease office space in Albuquerque, New Mexico for a five year period, expiring on July 31, 2002. The lease provides for a monthly rent of approximately $10,000 when the space is fully occupied. In connection with this lease, the Company has sub-leased a portion of the premises to AutoLend Group Inc. ("AutoLend"), a company in which Nunzio P. DeSantis is the Chairman, President and principal stockholder and Anthony Coelho is a director, for $600 per month. The sublease is terminable on 30 days written notice. Equipment lease and rent expense for the years ended June 30, 1998, 1997 and 1996 was $1,683,451, $1,927,081 and $2,201,346, respectively. In connection with the pending litigation, which is currently stayed and will be dismissed with prejudice if the Delaware Settlement is consummated, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Albuquerque lease. However, upon consummation of the Delaware Settlement, the Albuquerque lease will be assumed by AutoLend.

  The following summarizes commitments on non-cancelable contracts and leases as of June 30, 1998

           YEAR ENDED JUNE 30,

                                                                THERE-
                 1999      2000    2001        2002     2003     AFTER     TOTAL

Employee
Contracts
(excluding
severance
agreements)$  931,000 $688,000 $ 688,000 $ 608,000 $528,000$ 2,112,000$5,555,000

Operating
Leases (1)  2,336,000 1,476,000  566,000   246,000   10,000     -0-   4,634,000

El Rancho
ConstructionContracts
              217,000       -0-       -0-       -0-      -0-       -0-   217,000


Total   $3,484,000 $2,164,000 $1,254,000 $ 854,000 $538,000$2,112,000$10,406,000

(1) The majority of the operating leases will be transferred to the buyer of Freehold Raceway and lessor of Garden State Park when the transaction is consummated. The lease for the office space in New Mexico will be assumed by AutoLend upon consummation of the Delaware Settlement.

  (D) Garden State Park has granted the exclusive right to operate all food and retail services and to sell or rent all food products and merchandise sold or rented at the racetrack facility to Service America Corporation. The term of the agreement is for the 15 year period terminating during March 2000. Service America agreed to invest $7,000,000 in the concession premises at the racetrack facility. As of June 30, 1998, the Company is contingently liable for approximately $900,000, the undepreciated value of the equipment Service America installed at the track, if this agreement were to be terminated. At the end of the agreement or upon termination, Garden State Park would take title to such equipment.

  (E) The New Jersey Division of Gaming Enforcement ("DGE") has conducted an investigation of the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the Casino Control Commission ("CCC") and the Racing Commission. The DGE issued a report to the CCC in September 1998 in which it objected to the qualification of the one director who did not file an application and requested hearings for three stockholders. The director and one of the three stockholders have requested hearings with the CCC and if the Delaware Settlement is consummated, the other two stockholders will no longer be required to qualify. The DGE also reserved the right to continue its investigation as to additional directors in the event the Delaware Settlement is not consummated. As a result of such report and subject to the consummation of the Delaware Settlement, the CCC and/or the Racing Commission may undertake further proceedings which could potentially jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos.

  LEGAL PROCEEDINGS

  On or about September 10, 1997, three actions were filed in Delaware Chancery Court in and for New Castle County (the"Delaware Chancery Court"), each of which named the Company as a nominal defendant and one of which was subsequently dismissed (collectively, the "Delaware Actions"). Additionally, two actions were filed in New Jersey naming the Company as a nominal defendant (collectively, the "New Jersey Actions"), one of which is a derivative action filed on or about February 24, 1998 in the United States District Court for the District of New Jersey (the "New Jersey District Court"), and the other is a purported class action filed on or about July 15, 1998 in the Superior Court of New Jersey (the "New Jersey Superior Court"). As described more fully below, pursuant to the terms of the Delaware Stipulation dated July 2, 1998, upon satisfaction of certain conditions set forth in the Delaware Stipulation, the Delaware Actions are to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the actions thereunder (the "Delaware Settlement"). See "Delaware Settlement." Further, pursuant to a memorandum of understanding entered into on August 18, 1998 (the "New Jersey Memorandum"), upon satisfaction of certain conditions, the New Jersey Actions are to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the actions thereunder (the "New Jersey Settlement"). See "New Jersey Settlement."

Mariucci, et al. v. DeSantis, et al.

  The first Delaware Action, captioned John Mariucci, Robert J. Quigley, Charles R. Dees, Jr., James J. Murray, Francis W. Murray, Frank A. Leo, and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl and Joseph Zappala and International Thoroughbred Breeders, Inc., C.A. No. 15918NC ("Mariucci"), alleged, among other things, that (i) NPD had breached the terms of the NPD Acquisition Agreement by failing to fund a line of credit, (ii) as a result of such breach, the resignations of Messrs. Mariucci, James Murray and Keonemund from the Board were ineffective and (iii) Messrs. DeSantis, Coelho, Abraham, Scholl and Zappala (the "New Directors") were misusing the assets of the Company for their personal benefit. The Mariucci complaint sought an order (a) pursuant to Section 225 of the Delaware General Corporation Law, determining that (1) the New Directors were never validly appointed or elected to the Board and (2) Frank Koenemund, John Mariucci and James Murray, notwithstanding their resignations upon the NPD Acquisition, were directors of the Company (the "Section 225 Claims") and (b) preserving the status quo pending a final adjudication of the Section 225 Claims. On September 18, 1997, the plaintiffs filed an amended complaint. On September 26, 1997, the New Directors and the Company filed a motion to dismiss, or in the alternative to strike allegations of the amended complaint. The Delaware Chancery Court granted the motion to dismiss by opinion dated October 14, 1997. The time for appeal of the Delaware Chancery Court Order has expired and no appeal has been taken by the plaintiffs.

Quigley, et al. v. DeSantis, et al.

  The second Delaware Action, captioned Robert J. Quigley, Frank A.
Leo , and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Joseph A. Corazzi and Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No. 15919NC ("Quigley"), is a derivative suit brought by two then Directors (Messrs. Quigley and Leo) and the Family Investment Trust (collectively, the "Quigley Plaintiffs") which alleges, among other things, that the New Directors have breached their fiduciary duties to the Company, usurped corporate opportunities belonging to the Company and incorrectly stated minutes of Board meetings to omit material discussions. The Quigley complaint alleges that the New Directors entered into certain agreements on behalf of the Company in violation of the "super-majority" voting provisions of the Company's By-laws and their fiduciary duty to the Company, including but not limited to, the Credit Suisse loan agreement, the Tri-Party Agreement, the Bi-Lateral Agreement, the D&C option agreement, Mr. DeSantis' employment agreement and consulting agreements with Messrs. Coelho and Zappala. The Quigley complaint seeks (i) a declaratory judgement that (a) certain actions taken by the New Directors are null and void and (b) the "super-majority" By-law provisions remain in full force and effect, (ii) recission of certain actions taken by the New Directors and (iii) damages as a result of the allegedly unauthorized and allegedly unlawful conduct of the defendants. On November 7, 1997, the New Directors and the Company filed answers to the Quigley complaint denying all allegations contained in the Quigley complaint.

  On November 18, 1997, the Company filed an amended answer and counterclaim (the "Counterclaim") against Messrs. Quigley, Leo, Francis Murray and Dees (collectively, the "Counterclaim Defendants"). The Counterclaim alleges that the Counterclaim Defendants have breached their fiduciary duty to the Company by (i) adopting, and subsequently refusing to recognize the repeal of certain "super-majority" By-law provisions in order to aid Brennan in retaining control of the Company's business affairs and jeopardizing the Company's licenses and registrations, (ii) interfering in the Company's hiring of new independent auditors thereby causing the Company to be delinquent in its required filings with the SEC and causing the suspension of trading in the Company's stock on AMEX, (iii) using corporate funds for their personal uses and (iv) usurping corporate opportunities properly belonging to the Company. The Counterclaim seeks injunctive relief enjoining the Counterclaim Defendants from, among other things, interfering in the Company's day-to-day business operations, the establishment of a constructive trust over certain assets of the Counterclaim Defendants, a declaratory judgement that the "super-majority" voting provisions have been repealed and money damages. The Counterclaim Defendants filed an answer to the Counterclaim on January 12, 1998 denying all of the material allegations and, in addition, Mr. Murray asserted a wrongful discharge and seeks monetary damages.

  Subsequent to the scheduling of the Director Litigation for trial, the parties reached an agreement in principle to settle the litigation which resulted in the Delaware Stipulation. As described more fully below under "Delaware Settlement," upon satisfaction of the conditions set forth in the Delaware Stipulation, the Director Litigation will be fully and finally dismissed with prejudice, and the parties will provide mutual releases of all claims related to such action. See "Delaware Settlement."

Rekulak v. DeSantis, et al.

  The third Delaware Action captioned James Rekulak v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Las Vegas Entertainment Network, Inc. and Joseph A. Corazzi and International Thoroughbred Breeders, Inc., C.A. No. 15920 ("Rekulak"), is a derivative suit which in essence repeats the allegations contained in the Quigley complaint and seeks similar relief. The Rekulak action was consolidated with the Quigley action pursuant to a stipulation and order dated January 13, 1998.

  The trustee of Brennan's Bankruptcy Estate, as well as the SEC, have participated to a limited extent in discovery in the litigation of the Quigley and Rekulak actions.

  As described more fully below under "Delaware Settlement," upon satisfaction of the conditions set forth in the Delaware Stipulation, the Rekulak action will be fully and finally dismissed with prejudice. See "Delaware Settlement."

Rekulak v. DeSantis, et al.

  On or about October 8, 1997, James Rekulak filed a complaint in the Delaware Chancery Court captioned Rekulak v. DeSantis, et al., CA No. 15978, which purports to be a complaint under Section 225 of the Delaware General Corporation Law and contains substantive allegations that are virtually identical to those in the complaint in the Mariucci action described above. The plaintiff in this action sought to have his complaint consolidated with the complaint in the Mariucci action and represented to the Court that he was willing to be bound by the Delaware Chancery Court's decision on defendants' motion to dismiss the Mariucci action. As set forth above, the Mariucci action was dismissed by the Delaware Chancery Courts opinion dated October 14, 1997, and thereafter, this action was dismissed with prejudice by a stipulation and order dated February 9, 1998.

Delaware Settlement

  The Quigley and Rekulak actions, and the NPD and Green actions described more fully below, are currently at a standstill as the parties have entered into the Delaware Stipulation to settle such litigation. Upon consummation of the Delaware Settlement, the Quigley, Rekulak, NPD and Green actions are to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the actions.

  Upon the satisfaction of certain conditions to the Delaware Settlement, the Company will purchase for $4.6 million cash and the assumption by the Company of the $5.8 million note issued by NPD and held by Brennan's Trustee in Bankruptcy, the approximately 2.9 million shares of the Company's stock owned by NPD. Simultaneous with such purchase, all contracts (including option grants and employment and consulting agreements) between the Company, Messrs. DeSantis, Coelho, Zappala, Scholl and Abraham, will be canceled, and effective upon such purchase, Messrs. DeSantis, Coelho and Zappala will resign from the Company's Board. Messrs. Scholl, Abraham, Leo and Dees resigned from the Company's Board on July 23, 1998 upon the mailing of the Delaware Stipulation to the Company's stockholders.

  Upon satisfaction of certain conditions to the Delaware
Settlement, the Company will deposit title to the El Rancho Property into escrow for a period of up to 270 days to permit LVEN to sell the El Rancho Property. LVEN will have the exclusive right to sell the El Rancho Property until November 10, 1998, 120 days after the date the notice of the Delaware Settlement was mailed to the Company's stockholders and up to an additional 60 days thereafter upon the occurrence of certain events. Both LVEN and the Company will have the right to sell the El Rancho Property between November 10, 1998 and April 9, 1999, 270 days after the mailing of the notice, upon the payment of at least $44.2 million to the Company. If, within 30 days prior to the end of the escrow period, LVEN obtains a $44.2 million loan for the benefit of the Company, LVEN will have a non-exclusive right to sell the El Rancho Property for an additional year, upon the payment of $44.2 million to the Company.

  Upon consummation of the Delaware Settlement, certain agreements to which the Company is a party will be terminated, including without limitation, all agreements with LVEN (including the entertainment management agreement and the $160 million profit participation note), the Bi-Lateral Agreement, the Tri- Party Agreement (other than rights of CSFB thereunder), the option agreement with D&C, the Albuquerque lease, Mr. DeSantis' employment agreement and the consulting agreements with Messrs. Coelho, Zappala and Scholl.

  Pursuant to the Delaware Stipulation, the Company's By-laws have been amended to reduce the authorized number of directors to six, and in connection with such reduction, Messrs. Abraham, Scholl, Dees and Leo resigned from the Company's Board. Until all of the transactions contemplated by the Delaware Settlement are consummated or the Delaware Settlement is terminated according to its terms, (a) the Company will not approve, amend or terminate any agreement or incur any additional liabilities, expenses or obligations in excess of $10,000 without the prior written approval of directors Coelho and Quigley, and (b) the Company and its subsidiaries will not take any significant action, including any merger, purchase or sale of assets for $50,000 or more, issue any securities, approve or amend employment or consulting agreements, borrow $50,000 or more, fill any vacancy on the Company's Board, proceed with any meeting of stockholders, declare or pay any dividend or other distribution, consummate any tender offer, restructuring, recapitalization or reorganization, or amend the Company's By-laws without the unanimous consent of the Company's Board.

  The Delaware Settlement is subject to numerous conditions, including without limitation, the Delaware Court dismissal order becoming final, the approval of Credit Suisse or an alternative lender, and certain approvals by the United States Bankruptcy Court handling the Brennan bankruptcy proceedings. The approvals of the Delaware Court and AutoLend Bankruptcy Court have been obtained. The consummation of the Delaware Settlement will not result in the release by the Company of any claims against Credit Suisse or Standard Capital Group. However, in the event that a new financing agreement is approved by the Company and Credit Suisse, Credit Suisse will obtain a release of claims from the Company.

Harris v. DeSantis, et al.

  The first New Jersey Action, filed on February 24, 1998 in the New Jersey District Court, captioned Myron Harris, derivatively on behalf of International Thoroughbred Breeders, Inc. v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray ("Harris-Federal"), C.A. No. 98-CV-517(JBS), is a derivative suit brought by a stockholder of the Company. The factual allegations and claims asserted in the Harris-Federal complaint are virtually identical to the claims asserted in the Quigley complaint and in the Counterclaim asserted by the Company in the Quigley action.

  On May 4, 1998, all defendants filed a motion to dismiss, or, in the alternative, a motion to stay the Harris-Federal action, pending resolution of the Quigley action. The New Jersey District Court has not ruled on that motion. On May 4, 1998, the plaintiff filed an amended complaint to, among other things, add another stockholder as an additional plaintiff.

  As described more fully below, pursuant to the New Jersey
Memorandum and the satisfaction of certain conditions set forth therein, the Harris-Federal action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the action. See "New Jersey Settlement."

Harris v. DeSantis, et al.

  The most recent New Jersey Action, filed on July 15, 1998 in the
New Jersey Superior Court, captioned Myron Harris and Howard Kaufman v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley and Charles R. Dees, Jr. ("Harris-State"), Cam-L-5534-98, is a purported class action suit brought by the same plaintiffs as the Harris-Federal action. The complaint alleges that the Harris-State defendants breached their fiduciary duties to the Company's stockholders by failing to file timely audited financial statements for the fiscal year ended June 30, 1997, resulting in the indefinite suspension of trading of the Company's stock on AMEX.

  Prior to filing pleadings in response to the Harris-State complaints, the defendants entered into the New Jersey Memorandum pursuant to which the Harris-State action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the action. See "New Jersey Settlement."

New Jersey Settlement

  The New Jersey Actions are currently at a standstill as the parties have entered into the New Jersey Memorandum. Subject to the approval of the court, the defendants and the Company will pay the aggregate sum of $150,000 for plaintiffs' counsel fees and expenses in the New Jersey Litigation and any incentive award to plaintiffs Harris and Kaufman would be paid out of this $150,000 sum. Pursuant to the New Jersey Settlement, following the implementation of the Delaware Settlement, the defendants will restructure the Audit Committee of the Company so as to facilitate the procurement and timely filing of audited financial statements in the future. Further, the Company will take all appropriate actions necessary to promptly initiate the quotation of the Company's Common Stock and Preferred Stock on the OTC Bulletin Board.

  Pursuant to the New Jersey Settlement, the plaintiffs agreed not to file objections to the Delaware Settlement. In addition, pursuant to the New Jersey Settlement, upon consummation of the Delaware Settlement the plaintiffs will move for a dismissal, with prejudice, of the Harris-Federal action, and will provide releases to the defendants and the Company and all others acting on the Company's behalf for any claims that were asserted or could have been asserted in the Harris-Federal action. For settlement purposes only, a class will be certified for Harris-State action consisting of all holders of the Company's stock between October 13, 1997 (the date AMEX suspended trading of the Company's stock) and the date the Company's stock is quoted for trading on the OTC Bulletin Board. The plaintiffs and the class members will release the defendants and the Company and all others acting on the Company's behalf from any claims that were asserted or could have been asserted in the Harris-State action.

Other Litigation

  In November 1997, two separate actions were filed in the New
Jersey District Court against various directors of the Company and other affiliated parties. The Company is not a party to either of these actions, both of which are summarized below:


NPD, Inc. v. Quigley, et al.

  On November 18, 1997, NPD (the Company's largest stockholder and whose stockholders are Messrs. DeSantis and Coelho), filed a complaint captioned NPD, Inc. v. Robert J. Quigley, Francis W. Murray, Frank A. Leo, Charles R. Dees, Jr., John Mariucci, Frank Koenemund and James J. Murray, C.A. 97-CV-5657 ("NPD"), in the New Jersey District Court. The complaint alleges, among other things, that Messrs. Quigley, Francis Murray, Leo and Dees, each of whom was at the time a director of the Company, and Messrs. Mariucci, Koenemund and James Murray, each of whom is a former director of the Company, conspired with one another and Brennan to defraud NPD by (i) approving and subsequently concealing from NPD the existence of the "super-majority" voting provision of the Company's By-laws and (ii) purporting to repeal such provision and subsequently filing suit in an effort to restore such provision, all of which has had the effect of attempting to deprive NPD of control of the Company and perpetuating the control of Brennan and his associates. The NPD suit seeks compensatory and punitive damages. On January 8, 1998, the defendants served a motion to dismiss NPD's complaint. The NPD action is at a standstill as the parties have entered into the Delaware Stipulation. Upon satisfaction of the conditions set forth in the Delaware Stipulation, the NPD action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to such actions. The Company is not a party to the NPD suit.

Green v. DeSantis, et al.

  Certain officers, directors and affiliates of the Company are parties to an action filed on November 30, 1997 by Robert William Green ("Green"), a stockholder of the Company, captioned Robert William Green
v. Nunzio DeSantis, Joseph Corazzi, Anthony Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. 97-5359(JHR), in the New Jersey District Court. The complaint alleges, among other things, that the defendants have usurped certain corporate opportunities at the expense of the Company, have diluted Green's interest in the Company through the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him by NPD (the "Green
Option").   Subject to regulatory approval, the Green Option grants
Green the right to purchase approximately 50% of the shares of the Company's Common Stock which are held by NPD. The expiration date of the Green Option was January 15, 1998 and Green did not exercise the option by such date. Green seeks (i) compensatory and punitive damages,
(ii) an order enjoining defendants from transferring, encumbering or alienating the Company's Common Stock subject to the Green Option, (iii) an order declaring the issuance of certain shares of Common Stock to be a nullity, and (iv) reformation of the Green Option to extend the termination date. This action also raises claims substantially similar to those made in the Quigley action. The parties to the Green action have stipulated to take no action in the case pending consummation of the Delaware Settlement. Upon satisfaction of the conditions set forth in the Delaware Stipulation, the Green action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to such actions. The Company is not a party to the Green action.

  The Company is a defendant in various other lawsuits incidental to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits: however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have material adverse effect on the Company's financial position, results of operations, or cash flows.

(12)   FAIR VALUE OF FINANCIAL INSTRUMENTS

  As of June 30, 1998, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, restricted cash and investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. Quoted market prices for the same instrument were used for trading securities. Estimated discounted value of future cash flows, has been used to determine fair value for long term debt. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates.

(13)   RETIREMENT PLANS

  The Company maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering all its non-union full time employees who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $9,500 factored for inflation annually). The Company's expense totaled $216,848, $238,201 and $229,187 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

  For collectively bargained, multi-employer pension plans, contributions are made in accordance with negotiated labor contracts and generally are based on the number of hours worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act"), the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. Total contributions charged to expense under all collectively bargained multi-employer pension plans were $1,089,070, $1,106,906 and $1,070,549, in fiscals
1998, 1997 and 1996, respectively.

  The Company has approximately 74% of its labor force covered by collective bargaining agreements at June 30, 1998; 52% of its labor force is covered by collective bargaining agreements that will expire during fiscal 1999.

(14)   STOCK OPTIONS AND WARRANTS

  (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

  In December 1994, the Company's Board of Directors and stockholders adopted and approved the 1994 Employees' Stock Option Plan ("Plan"). The Plan permits the grant of options to purchase up to 475,000 shares of Common Stock, at a price per share no less than 100% of the fair market value of the Common Stock on the date the option is granted. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the Company's outstanding Common Stock. The Plan provides for the granting of both incentive stock options intended to qualify under section 422 of the Code, and non-qualified stock options which do not qualify. No option may have a term longer than 10 years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). Options under the Plan are non-transferable except in the event of death and are only exercisable by the holder while employed by the Company. Unless the Plan is terminated earlier by the Board, the Plan will terminate in June 2004.

  In addition, the Company has also granted non-qualified stock options for the purchase of Common Stock to employees and directors of the Company that are not part of the above mentioned Plan. These options have been granted with terms of five and ten years. These options have been granted at prices per share that have been below, equal to or above the fair market value on the grant date.

  The following table contains information on stock options for options granted from the Plan and options granted outside the Plan for the three year period ended June 30, 1998:

                         Stock Options
                         ____________

                                          Exercise      Weighted
                            Number       Price Range    Average
                          of Shares       Per Share      Price

                         __________________________________________

Outstanding at June 30, 1995   1,475,000$5.875 -         $14.10
                                        $24.00

Granted                     1,200,000   $4.00 - $4.875    $ 4.14

Canceled                   (1,400,000)  $4.00 - $24.00    $14.22

Outstanding at
 June 30, 1996              1,275,000   $4.00 - $5.875    $ 4.59

Granted                       875,000   $4.00 - $5.00    $ 4.51

Canceled                    (550,000)   $4.00 - $5.875    $ 4.43

Outstanding at
  June 30, 1997            1,600,000    $4.00 - $5.875    $ 4.59

Granted                      300,000    $4.00            $ 4.00

Outstanding at
   June 30, 1998           1,900,000    $4.00 - $5.875    $ 4.50


                                            Exercise        Weighted
                                          Price Range       Average
                              Option       Per Share         Price
                              shares

Exercisable at June 30:

1996                         875,000     $4.00 - $5.875      $4.86

1997                        1,600,000    $4.00 - $5.875      $4.59

1998                        1,900,000    $4.00 - $5.875      $4.50



Options available for futuregrant under the Plan at
June 30:                                   1994 Plan


1996                                        150,000

1997                                        275,000

1998                                        275,000

The following table summarizes information about stock options outstanding at June 30, 1998:

                                 Ranges                      Total

Range of exercise prices             $4.00 -    $5.00 -        $4.00 -
                                       4.625      5.875          5.875

Outstanding options:

   Number outstanding at June
      30, 1998                     1,275,000    625,000      1,900,000

   Weighted average remaining           8.32       5.25         7.25
contractual life (years)

   Weighted average exercise price     $4.11     $ 5.28         $4.50



Exercisable options:

   Number outstanding at June
       30, 1998                    1,275,000    625,000      1,900,000

   Weighted average exercise price      $4.11      $5.28         $4.50




                                             Weighted
Weighted Average Fair Value of OptionsGranted Number of  Average  Weighted
                                   Shares    Exercise     Average Fair   Value
                                               Price

During Fiscal Year Ended:

June 30, 1996:

    Below Market                   400,000     $4.00         $2.15

    At Market                      250,000     $4.65         $2.58

    Above Market                   550,000     $4.00         $1.98

                                 1,200,000

June 30, 1997:

    Below Market                     --         --             --

    At Market                        --         --             --

    Above Market                   875,000     $4.51         $1.78

                                   875,000

                                             Weighted
                                  Number of   Average       Weighted
June 30, 1998:                     Shares    Exercise     Average Fair   Value
                                               Price

    Below Market                   300,000     $4.00         $2.62

    At Market                        --         --             --

    Above Market                     --         --             --

                                   300,000

  Options to purchase an aggregate of 6,000,000 shares of Common
Stock have been granted, subject to stockholder approval, to the Company's Chief Executive Officer and Chairman of the Board and are not
reflected in the above tables.   On August 21, 1997, the Company granted
non-qualified stock options to purchase an aggregate of 300,000 shares of Common Stock to certain directors. Upon consummation of the Delaware Settlement, options to purchase an aggregate of 6,300,000 shares of Common Stock will be terminated. (See Note 11.)

  During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with non-employees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employers" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. The Company estimates the fair value of each option and warrant granted on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.3%, a weighted average expected life of 5 years based on Company expectations, and a weighted average expected volatility of 56.29%. Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                    Years Ended June 30,

                         1998           1997           1996

Net (Loss): As
Reported

(Loss) Before
Discontinued
Operations &
Extraordinary Item  $  (25,468,850) $ (15,144,053) $  (2,779,987)

Income from
Discontinued
Operations               7,207,633      1,594,096      1,710,276

Extraordinary Item             -0-    (3,837,625)            -0-

Net (Loss)         $  (18,261,217) $ (17,387,582) $  (1,069,711)

Pro Forma Net
(Loss)

(Loss) Before
Discontinued
Operations &
Extraordinary Item $  (25,468,850)  $ (16,090,903) $  (3,904,487)

Income from
Discontinued
Operations               7,207,633      1,594,096      1,710,276

Extraordinary Item             -0-    (3,837,625)            -0-

Net (Loss)         $  (18,201,217) $ (18,334,432) $  (2,194,211)

Net (Loss) Per
Share: As Reported

(Loss) Before
Discontinued
Operations &
Extraordinary Item         ($1.82)        ($1.29)         ($.26)

Income from
Discontinued
Operations                    0.51            .14            .16

Extraordinary Item             -0-          (.33)            -0-

Net (Loss)                 ($1.31)        ($1.48)         ($.10)

Pro Forma Net
(Loss) Per Share

(Loss) Before
Discontinued
Operations &
Extraordinary Item         ($1.82)        ($1.38)         ($.37)

Income From
Discontinued
Operations                    0.51            .14            .16

Extraordinary Item             -0-          (.33)            -0-

Net (Loss)                 ($1.31)        ($1.57)         ($.21)

  (B)  WARRANTS

  During the fiscal year ended June 30, 1996, the Company issued warrants to purchase 925,000 shares of Common Stock in connection with its financing activities and the purchase of the El Rancho Property. During the fiscal year ended June 30, 1997, the Company issued warrants to purchase 746,847 shares of Common Stock in connection with its financing activities, including the Credit Suisse Credit Facility. The Company did not issue any warrants in fiscal 1998.

  The fair value of warrants issued during the years ended June 30, 1997 and 1996 was $1,893,451 and $1,930,250, respectively, and has been accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho Property. The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho Property has been capitalized and would be amortized if and when the facility became operational; however, the Company has determined to dispose of the El Rancho Property.

  Certain deferred financing costs recorded by the Company in connection with the Foothill and other financing agreements were expensed during the fiscal year ended June 30, 1997. Total expense recorded by the Company during the fiscal year ended June 30, 1997 associated with these warrants amounted to $1,287,258.

  Warrants have been granted to acquire Common Stock at various prices above, below and at fair market value at the date of grant. The following table contains information on warrants for the three year period ended June 30, 1998:

                         Warrants


                                       Exercise     Weighted
                           Number     Price Range   Average
                          Of Shares    Per Share     Price
                          ___________________________________

Outstanding at June 30, 1995      -0-

Granted                        925,000 $4.00 - $5.25    $4.76

Outstanding at  June 30, 1996  925,000 $4.00 - $5.25    $4.76

Granted                        746,847 $4.375- $5.00    $4.54

Outstanding at June 30,
1997 and 1998                1,671,847 $4.00 - $5.25    $4.66


(15)   DIVIDENDS

     The Company is required to pay to the holders of the Company's Series A Convertible Preferred Stock ("Preferred Stock") a cash dividend from any net racetrack earnings, as defined, of Garden State Park. No dividends were required for fiscals 1998, 1997 and 1996. The Preferred Stock has liquidation rights of $100 per share plus accrued dividends, if any.

(16) RELATED PARTY TRANSACTIONS

     Mr. DeSantis and Mr. Joseph Corazzi, President and Chairman of LVEN, each own one-half of the stock of D&C. On July 1, 1997, the Company paid for an option to acquire certain leasehold interests relating to two New Mexico racetracks for a non-refundable deposit of $600,000 which was to be credited towards the purchase price. The option agreement has been terminated. In the pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the option agreement. In connection with the Delaware Settlement, the $600,000 has been included as part of the calculation of the purchase price for the NPD shares. (See Note 11).

     In connection with the NPD acquisition, NPD borrowed the sum of $2,900,000 from Casino-Co, from whom the Company purchased the El Rancho Property and with whom the Company has various contractual obligations with respect to the purchase of the El Rancho Property including, but not limited to, a profit participation note and an entertainment management contract. Upon consummation of the Delaware Settlement, the profit participation note and the entertainment management contract will be terminated. The Casino-Co loan, together with accrued interest, was repaid in July 1997. Mr. DeSantis holds options to acquire 1,500,000 shares of LVEN's common stock at an exercise price of $1.00 per share. Mr. DeSantis was also paid a commitment fee by LVEN of $110,000 in connection with a standby financing commitment he made to LVEN on October 31, 1996 as replacement financing for the El Rancho Property. This standby financing commitment was never drawn upon and was terminated in January 1997. Mr. DeSantis is a 25% owner in Electric Media Company, Inc., ("EMC"), a Delaware corporation and subsidiary of LVEN, for which investment Mr. DeSantis paid $375,000.

      Mr. DeSantis owned 80% of Nordic Gaming Corporation, an Ontario corporation which purchased the Fort Erie Racetrack in Fort Erie, Canada on August 27, 1997. The Company was offered, but The Executive Committee rejected, the opportunity to make this investment because of the demands on cash flow. Nordic Gaming borrowed $182,000 from LVEN for a deposit on the purchase which was repaid to LVEN at the closing. LVEN has also provided Nordic Gaming with a $1.3 million secured line of credit to fund operating losses at the Fort Erie Racetrack. On May 15, 1998, Mr. DeSantis sold his Nordic Gaming shares to Erie Gaming Organization, Inc., an Ontario corporation which holds the other 20% interest in Nordic Gaming. In consideration for his shares, Mr. DeSantis received $10.00 and each of Nordic Gaming, Mr. DeSantis and Erie Gaming exchanged mutual general releases. In the pending litigation, the minority Board members challenged the decision of The Executive Committee to reject the opportunity to purchase the Fort Erie Racetrack.

     Pursuant to the Tri-Party Agreement executed in connection with the Credit Suisse Credit Facility, the Company issued an aggregate of 2,326,520 shares of Common Stock (based on a value of $5.00 per share) in exchange for cancellation of the Casino-Co Note plus accrued interest. Of such shares, 2,093,868 shares were issued to Casino-Co (the "Conversion Shares") and 232,652 shares were issued to Credit Suisse in consideration for its consent and for certain advisory services on the transaction. In accordance with the Tri-Party Agreement, the Company has also agreed, subject to, among other things, an independent valuation, receipt of a fairness opinion from an independent investment banking firm and Board and stockholder approval, to complete the Casino-Co transaction. LVEN and Casino-Co granted Mr. DeSantis a proxy to vote any or all of the Conversion Shares until the occurrence of certain events and have agreed to grant Mr. DeSantis a proxy to vote any or all of the shares to be issued to LVEN in the Casino-Co transaction. In the pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement. Upon consummation of the Delaware Settlement, the Tri-Party Agreement will be terminated and the Conversion Shares will be retired.

     In connection with the Credit Suisse Credit Facility, the Company and LVEN entered into the Bi-Lateral Agreement which set the amount the Company could recoup prior to Casino-Co receiving consideration under the $160 million profit participation note at $35 million. In addition, the Bi-Lateral Agreement fixed the maximum debt service to be netted against cash flow from operations of the El Rancho Property in computing "adjusted cash flow" under the $160 million profit participation note at $65 million. In the pending litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Bi-Lateral Agreement. The Bi-Lateral Agreement and the $160 million profit participation note will be terminated upon consummation of the Delaware Settlement.

     During fiscals 1998 and 1997, the Company paid $12,200 and $217,000 respectively, to Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, ,which operates private jets, including one which was partially financed by Messrs. DeSantis and Corrazzi. Messrs DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $177,000 and $160,000 during fiscals 1998 and 1997, respectively, and which LVEN has agreed to reimburse the Company.

     Effective January 15, 1997, the Company entered into an employment agreement with Nunzio P. DeSantis, the Company's Chief Executive Officer, for a ten-year term at an initial annual base salary of $450,000. In the pending litigation, which is currently stayed and will be dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. DeSantis' employment agreement. Under the terms of the Delaware Settlement, neither the Company nor any of its affiliates are to make any payments to Mr. DeSantis except for his base salary and automobile allowance and continuation of his insurance benefits under the terms set forth in the employment agreement. Upon consummation of the Delaware Settlement, Mr. DeSantis' employment agreement will be terminated and options granted to him in the employment agreement will be cancelled.

     During fiscal 1998, the Company paid $120,000 in consulting fees, $22,500 for director fees, $6,000 for an auto allowance and $44,500 in expense reimbursements to Anthony Coelho, the Company's Chairman, pursuant to an agreement
effective January 15, 1997.   During fiscal 1997, the Company
paid $55,000 in consulting fees, $18,000 for director fees and $2,750 for an auto allowance to Mr. Coelho. Mr. Coelho's consulting agreement is month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each board meeting he attends and a $500 monthly automobile allowance. In the pending litigation, which is currently stayed and will be dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. Under the terms of the Delaware Settlement, neither the Company nor its subsidiaries shall pay to Mr. Coelho more than $10,000 per month as consulting fees and payment of regular directors fees and upon consummation of the Delaware Settlement, Mr. Coelho's consulting agreement will be terminated and options granted to him in the consulting agreement will be cancelled.

     Kenneth Scholl, a director of the Company until July 23, 1998, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN paid Stanford Company $10,000 per month for consulting services, including Mr. Scholl's services as project manager for the El Rancho Property. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. Additionally, Mr. Scholl was paid director fees of $10,000 for each of fiscal 1998 and 1997. Upon consummation of the Delaware Settlement, Mr. Scholl's consulting arrangement will be terminated. Mr. Scholl is currently the Secretary of Casino-Co and was President and a director of Casino-Co from March 1996 to May 19, 1997.

     During fiscal 1998, the Company paid approximately $110,000 in consulting fees and of $38,000 reimbursed expenses
to Joseph Zappala, a director of the Company.   The Company
pays $10,000 per month to Mr. Zappala for ongoing consulting services. During fiscal 1997, the Company paid approximately $15,000 in consulting fees, and $4,757 of reimbursed expenses to Mr. Zappala. Upon consummation of the Delaware Settlement, Mr. Zappala's consulting arrangement will be terminated. Mr. Zappala also provided consulting services to EMC during fiscal 1997 pursuant to which he was paid $100,000.

     During fiscal 1998, the Company made payments for legal fees in the amount of $759,755 on behalf of the following current and former directors: Robert J. Quigley, Frank A. Leo, Francis W. Murray, Charles R. Dees, Jr., John Mariucci, and James J. Murray. These amounts were for legal fees in connection with the various lawsuits brought against the Company. (See Note 11).

     During fiscals 1998, 1997 and 1996, the Company paid $141,350 , $128,000 and $68,000 respectively, to Public
Strategies, L.L.C., a company owned by Roger A. Bodman, a former director of the Company, in consideration for ongoing consulting services pursuant to an agreement which expired in December 1997. Public Strategies is continuing to provide consulting services to the Company on a month-to-month basis.

     During fiscal 1998, the Company made payment for legal fees in the amount of $148,342 on behalf of The Family
Investment Trust, a trust for the benefit of Mr. Brennan's children and of which Mr. Brennan's brother is the trustee, in connection with the pending litigation.

     During fiscals 1997 and 1996, the Company paid approximately $75,300 and $160,000, respectively, for the legal services of Sterns and Weinroth, a law firm partially owned by Joel H. Sterns, the Company's former chairman.

     During fiscals 1997 and 1996, the Company paid $35,685 and $35,000, respectively, in consulting fees to Goldman, Beale
Associates, a company partially owned by Clifford Goldman, a former director of the Company.

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

     During fiscal 1997 and 1996, the Company paid approximately $118,800 and $37,800, respectively, to Francis W.
Murray, a director of the Company, for legal fees and reimbursed expenses and for consulting fees prior to his becoming an employee. Commencing July 2, 1998 upon execution of the Delaware Stipulation, the Company began compensating Mr.
Murray as an employee at a rate of $120,000 per year.

     The Company subleased a portion of its office space in Albuquerque, New Mexico to AutoLend Group, Inc. for $600 per month, which sublease is terminable on 30 days' notice. Mr. DeSantis is the Chairman, Chief Executive Officer and a principal stockholder of AutoLend and Mr. Coelho is a director. The Company also reimbursed AutoLend for $150,000 it paid to Communications Associates for investment advisory services in connection with locating a potential financing source for the Company. Communications Associates is a consulting firm owned by Mr. Corazzi, the Chairman of LVEN. LVEN also subleases an office from the Company in Albuquerque. In exchange for its first year's rent, LVEN provided certain furniture for the executive and reception areas of the Company's Albuquerque office space. In connection with the pending litigation, which is currently stayed and will be dismissed with prejudice if the Delaware Settlement is consummated, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Albuquerque lease. However, upon consummation of the Delaware Settlement, the Albuquerque lease will be assumed by AutoLend.

     The Company has contracted, through Keystone National Companies, Inc. ("KNC"), to purchase general liability insurance, excess liability insurance, athletic participants coverage, workers compensation, automobile damage and garagekeepers liability insurance for Garden State Park, Freehold Raceway and the El Rancho Property as well as corporate insurance. The premium amounts associated with this insurance coverage are considered normal in the industry. George E. Norcross III, a director of the Company from November 1995 until April 1996, is the owner of KNC. The Company paid insurance premiums in the approximate amount of $1,290,000 and $1,140,000 during fiscals 1997 and 1996, respectively, for the above referenced insurance coverages.

     During fiscal 1996, the Company paid an aggregate
$400,000 for a fee in connection with the purchase of the El Rancho Property to KNC. The Company also issued ten-year warrants exercisable to purchase 275,000 shares of its Common Stock at an exercise price of $4.00 per share to George E. Norcross III or his designee in connection with the purchase of the El Rancho Property.

     During the first quarter of fiscal 1996, the Company purchased and sold securities and conducted investment and financial consulting activities, both directly and through its wholly-owned Olde English
Management, Inc., ("OEM") subsidiary.  The Company's then
Chairman of the Board and Chief Executive Officer, Robert
E. Brennan, directed such activities. In fiscal 1996 the Company and OEM paid an aggregate $725,000 (which includes accrued expenses of $350,000 from fiscal 1995), to Power Forward, Inc., ("PFI") a corporation wholly-owned by Mr. Brennan, in reimbursement for $365,500 of expenses during fiscal 1996 and $9,500 due to PFI from the prior year.

     For additional information regarding related party transactions see Footnotes 4 and 11 in the Consolidated
Financial Statements.

(17) LOSS FROM RETIREMENT OF DEBT

     During the fourth quarter of fiscal 1997, the Company recorded an extraordinary loss of $3,837,625 for the early retirement of debt. The extraordinary losses consist primarily of write-offs of deferred finance costs associated with the retired indebtedness.

(18) SUBSEQUENT EVENTS

     Effective August 7, 1998, the Company's Common Stock and its Preferred Stock were delisted from trading on the American Stock Exchange ("AMEX")for the failure to comply with certain listing criteria. Neither the Common Stock nor the Preferred Stock has been traded on AMEX since
October 13, 1997 when it was suspended because the Company had not filed its Annual Report on Form 10-K for fiscal
1997 within the Securities and Exchange Commission's prescribed time period. Application is being made to initiate quotation of the Common Stock and the Preferred
Stock on the OTC Bulletin Board. In the interim, the stock is listed for quotation on the NQB Pink Sheets.

Item 9- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended June 30, 1998, the Company adopted and retroactively applied Statement of Financial Accounting Standards No. 128, Earnings Per Share and its adoption and retroactive application has not had a material effect on the calculations of earnings per share.
See Footnote 2M to the Consolidated Financial Statement.

     On August 6, 1997, the Company informed the accounting firm of Moore Stephens, P.C. ("Moore Stephens") that the Company would not retain it to audit the Company's financial statements for Fiscal 1997. Moore Stephens had been the Company's principal accountants since the fiscal year ended June 30, 1981. The report of Moore Stephens on the consolidated financial statements of the Company for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company has had no disagreements with its former principal accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of the former principal accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report relating to the audits for the fiscal years ended June 30, 1995 and 1996 or during the period from July 1, 1996 to August 6, 1997.

     The Company's decision not to retain Moore Stephens was not based on the expectation that any disagreement would arise in connection with the audit of its financial statements for Fiscal 1997. The decision not to retain Moore Stephens was made by the Executive Committee of the Company's Board pursuant to the authority granted to the Executive Committee, upon the recommendation of the Audit Committee, in connection with the change in management of the Company and the belief that a larger, nationwide firm would be more able to service the Company in the future. Moore Stephens has expressed a disagreement as to the grounds for its termination, although the Company considers the characterizations of its former auditor with respect to its termination unfounded. Moore Stephens had not commenced its review of the fourth quarter in connection with an audit for Fiscal 1997 prior to its termination and, as a result, was not consulted by the Board or any committee thereof concerning matters in connection with the year-end audit. The Company has provided its new auditor all information concerning any matters in connection with that audit.

     On October 14, 1997, the Company engaged the accounting firm of BDO Seidman, LLP as its principal accountants.



                             PART III

Item 10 - Directors and Executive Officers of the Registrant

Board of Directors

     The directors of the Company are:

Name                   Age       Director SincePosition

Anthony Coelho         56        January 1997  Chairman of theBoard and
                                               Director
Nunzio P. DeSantis     47        January 1997  Chief Executive Officer,
                                               President and Director
Francis W. Murray      56        May 1996      Director

Robert J. Quigley      69        October 1980  Director

Joseph Zappala         65        January 1997  Director


     Set forth below is certain biographical information with respect to each director set forth above, including his principal occupation and employment during the past five years.

     Anthony Coelho.   Mr. Coelho has served as a consultant to Tele-
Communications, Inc. since October 1997.   From October 1995 to
September 1997, he served as Chairman and Chief Executive Officer of ETC w/tci, Inc., an education and training technology company. Mr. Coelho served as Chairman and Chief Executive Officer of Coelho Associates, L.L.C., an investment advisory firm, from July 1995 to July 1997. From 1989 to June 1995, Mr. Coelho was a Managing Director of the New York investment banking firm Wertheim Schroder & Company, and from 1990 to 1995 he also served as President and Chief Executive Officer of Wertheim Schroder Investment Services. Mr. Coelho served as a Director of Circus Circus Enterprises, Inc. until February 1997. He is a director of NPD, Inc., AutoLend Group, Inc., ICF Kaiser International, Inc., Cyberonics, Inc., Service Corporation International and TEI, Inc. In addition, Mr. Coelho is a member of Fleishman-Hillard, Inc.'s international advisory board. Since his appointment by President Clinton in 1994, Mr. Coelho has also served as Chairman of the President's Committee on Employment of People with Disabilities. In 1998, Mr. Coelho was appointed as Co-Chair to the U.S. Census Monitoring Board. He is also the U.S. Commissioner General to the 1998 World Exposition in Lisbon, Portugal. Mr. Coelho is a former U.S. Representative from California and Majority Whip of the U.S. House of Representatives. Mr. Coelho is a member of the Executive Committee and the Compensation and Stock Options Committee and has served on such committees since February 12, 1997.

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

     Francis W. Murray. From time to time from November 1995 until May 1997, Mr. Murray served as President of the Company's subsidiaries International Thoroughbred Gaming Development Corporation ("ITG") and Orion Casino Corporation. From November 1993 through June 1995, Mr. Murray served as a General Partner of Healthcare Properties, a partnership operating nursing homes in New Jersey and as a consultant to ITG. From December 1992 through November 1993, Mr. Murray was the President of the St. Louis NFL Partnership, which attempted to obtain an expansion NFL franchise for St. Louis. Mr. Murray has been a member of the Executive Committee and the Compensation and Stock Options Committee since January 19, 1998. Mr. Murray has previously served on the Executive Committee from February 21, 1996 to July 9, 1996 and from December 20, 1996 to February 12, 1997.

     Robert J. Quigley. From February 1996 until October 15, 1997, Mr. Quigley served as President of the Company. Mr. Quigley also served as President of the Company from 1988 until July 1992. Between November 1995 and May 1996, Mr. Quigley served as Chairman of the Board and acting Chief Executive Officer of the Company. From July 1992 until November 1995, Mr. Quigley was President and Chief Operating Officer of Retama Park Association, Inc., a racetrack facility in San Antonio, Texas. Mr. Quigley has previously served as a member of the Executive Committee from July 9, 1996 to December 20, 1996. Mr. Quigley has been a member of the Audit Committee since July 31, 1998.

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

Committees of the Board

     Executive Committee. The Executive Committee is authorized to exercise all of the authority of the Board in the management of the Company's business affairs between Board meetings except as otherwise provided by the Company's By-laws or applicable corporate law. Messrs. Coelho, DeSantis, Murray and Zappala are the current members of the Executive Committee.

     Audit Committee. The Audit Committee provides general financial oversight. The committee periodically meets and confers with the Company's independent auditors concerning the Company's accounting systems and the maintenance of its books and records, reviews the scope of the audit of the Company's financial statements, and the results thereof, and performs other services. Messrs. Zappala and Quigley are the current members of the Audit Committee.

     Compensation and Stock Options Committee. The Compensation and Stock Options Committee establishes director and executive compensation levels and is responsible for the administration of the employee stock option plan. Messrs. Coelho, Murray and Zappala are the current members of the Compensation and Stock Options Committee.

     The following is a summary of the composition of these committees during Fiscal 1998:


Effective      Executive         Audit Committee    Compensation and Stock
Date           Committee                            Options Committee

July 1, 1997   Anthony Coelho    Michael Abraham    Anthony Coelho
               Nunzio P.         Frank A. Leo       Joseph Zappala
               DeSantis          Joseph Zappala
               Kenneth S.
               Scholl


January 19,    Anthony Coelho  Michael            Anthony Coelho
1998           Nunzio P.       Abraham(1)         Francis W. Murray
               DeSantis        Charles R. Dees,   Kenneth S. Scholl(1)
               Frank A. Leo(1) Jr.(1)             Joseph Zappala
               Francis W.      Joseph Zappala
               Murray
               Joseph Zappala



July 31,       Anthony Coelho      Robert J. Quigley  Anthony Coelho
1998           Nunzio P.           Joseph Zappala     Francis W. Murray
               DeSantis                               Joseph Zappala
               Francis W. Murray
               Joseph Zappala

(1) Resigned on July 2, 1998.



Executive and Other Key Officers

    The executive and other key officers of the Company, in addition to Messrs. Coelho and DeSantis, are:

Name               Age       Position

William H.         53        Treasurer
Warner

Richard E.         45        Vice President - Racing Operations
Orbann

Edward Ryan        56        General Manager - Freehold Raceway

Christopher C.     47        Secretary and General Counsel
Castens

    Set forth below is certain biographical information with respect to each such executive and other key officers:

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


Item 11 - Executive Compensation

    The following table sets forth information concerning the compensation paid or accrued by the Company during the years ended June 30, 1998, 1997 and 1996 to (i) the Company's Chief Executive Officer, (ii) the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who were serving in such capacity at the end of Fiscal 1998 and (iii) a former executive officer of the Company who was not serving in such capacity at the end of Fiscal 1998.



                      SUMMARY COMPENSATION TABLE


                                          Long-Term
                 Annual Compensation     Compensation


Name and                             Other     Securities     All
Principal         Year  Salary       Annual    Underlying     Other
Position                          Compensation  Options       Compensation

Nunzio P.         1998  $450,000  $78,000(2)      -0-            $-0-
DeSantis (1)      1997  $204,231  $39,000      5,000,000(3)      $-0-
Chief Executive
Officer of
the Company

Robert J.
Quigley(4)        1998   220,000    -0-           -0-          11,160(5)
Former President  1997   210,000    -0-           -0-          10,971
of the Company    1996    71,923    -0-          100,000        1,969

Christopher C.    1998   123,830    -0-           -0-           8,060(6)
Castens           1997    89,039    -0-           -0-           6,577
Secretary of      1996    79,012    -0-           -0-           6,228
the Company

William H.        1998   125,693    -0-           -0-           9,498(7)
Warrner           1997   120,000    -0-           -0-           9,360
Chief Financial   1996   111,300    -0-           -0-           8,411
Officer of
the Company

Richard E.        1998   188,093    -0-           -0-          11,420(9)
Orbann(8)         1997   124,723    -0-           -0-           9,494
Vice President -  1996   118,500    -0-           -0-           8,454
Racing Operations

Edward Ryan       1998   128,200    -0-           -0-          12,287(10)
General Manager-  1997   123,508    -0-          50,000        12,278
Freehold Raceway  1996   112,654    -0-           -0-          10,520

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

(4) Mr. Quigley served as President until October 15, 1997. Mr. Quigley remains a director of the Company. For a description of the terms of Mr. Quigley's termination agreement, see "Termination and Severance Agreements" below.

(5) Fiscal 1998 amounts consist of $1,593 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Quigley and $9,567 contributed by the Company under the Company's 401(k) plan.

(6) Fiscal 1998 amounts include $2,016 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Castens and $6,044 contributed by the Company under the Company's 401(k) plan.

(7) Fiscal 1998 amounts include $2,160 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner and $7,338 contributed by the Company under the Company's 401(k) plan.

(8) Mr. Orbann became Vice President-Racing Operations on October 16, 1997. From 1992 to October 16, 1997, Mr. Orbann served as General Manager-Garden State Park.

(9) Fiscal 1998 amounts include $2,160 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Orbann and $9,260 contributed by the Company under the Company's 401(k) plan.

(10)Fiscal 1998 amounts include $4,960 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Ryan and $7,307 contributed by the Company under the Company's 401(k) plan.


Stock Options

Options Granted in Last Fiscal Year

    The Company did not grant any options during the fiscal year ended June 30, 1998 to any of the persons named in the Summary Compensation Table.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

    The following table indicates the outstanding stock options held at June 30, 1998 by each person named in the Summary Compensation Table. No options were exercised during Fiscal 1998 by any of the named executive employees.



                   Number of Securities       Value of Unexercised
                  Underlying Unexercised     In-the-Money Options at
                         Options               Fiscal Year End (1)
                    At Fiscal Year End           Exercisable/
                        Exercisable/             Unexercisable
Name                    Unexercisable


Nunzio P. DeSantis     -0-/5,000,000(2)             -0-/-0-


Robert J. Quigley       100,000/-0-                 -0-/-0-


William H. Warner        75,000/-0-                 -0-/-0-


Richard E. Orbann        75,000/-0-                 -0-/-0-


Edward Ryan              50,000/-0-                 -0-/-0-


Christopher C.           50,000/-0-                 -0-/-0-
Castens


(1) The price of the Company's Common Stock was $3.50 per share on October 13, 1997, the last day the Common Stock was traded on AMEX. Since October 13, 1997, there has been no established trading market for the Company's Common Stock, notwithstanding that the Common Stock is listed for quotation on the NQB Pink Sheets. As a result of the absence of an established trading market and infrequent and unconfirmed offers, the Company believes that the market price of the Common Stock is below the exercise price of such options.

(2) Such options were granted to Mr. DeSantis subject to stockholder approval at next annual meeting of stockholders. These options will be cancelled upon consummation of the Delaware Settlement. See "Legal Proceedings."


Compensation of Directors

     Outside directors are provided compensation of $1,000 for each regular or special meeting of the Board in which each outside director participates either in person or by telephone. Under the terms of his consulting agreement with the Company, Mr. Coelho receives $2,500 per Board meeting in which he participates.

Employment Agreements

     Nunzio DeSantis - Chief Executive Officer and President. Effective January 15, 1997, Mr. DeSantis and the Company entered into a ten-year employment agreement pursuant to which Mr. DeSantis serves as the Company's Chief Executive Officer at an initial annual base salary of $450,000. Beginning January 1, 1998, the agreement provides for annual increases equal to any increase in the consumer price index for the Albuquerque, New Mexico area for the preceding calendar year. The Agreement also provides for a performance bonus each year equal to the amount, if any, by which the net income of the Company (before deduction of federal and state income taxes) exceeds $2 million. The maximum amount of such performance bonus for any fiscal year is limited to the amount of
Mr. DeSantis' base salary for such year.   Subject to stockholder approval
at the Company's next annual meeting, Mr. DeSantis was granted options to purchase up to 5,000,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. If approved by the Company's stockholders, options exercisable for 1,000,000 shares of Common Stock will be exercisable immediately and the remaining options become exercisable in eight equal annual installments commencing on January 15, 1999. If Mr. DeSantis is discharged without cause or resigns for good reason, all options vest immediately and Mr. DeSantis is entitled to receive an amount equal to his then base salary for the remaining term of the agreement or eighteen months, whichever is greater. Upon a change of control (as defined in the agreement) and Mr. DeSantis' resignation in connection therewith, all options vest immediately and Mr. DeSantis is entitled to receive an amount equal to his then base salary for the remaining term of the agreement or three years, whichever is lesser. In the event of the death of Mr. DeSantis, his estate will receive a lump sum payment of $1 million. Mr. DeSantis also receives a monthly automobile expense allowance and a non-accountable expense account in an aggregate amount of $6,500. For a period of two years following the termination of the agreement or while he is receiving severance payments from the Company, Mr. DeSantis is bound by the terms of a non-competition clause. See "Summary Compensation." In the Director Litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. Desantis' employment agreement and options. Under the terms of the Delaware Settlement, neither the Company nor any of its affiliates is to make any payments to Mr. DeSantis except for his base salary and automobile allowance and continuation of his insurance benefits under the terms set forth in the employment agreement. Upon consummation of the Delaware Settlement, Mr. DeSantis' employment agreement will be terminated and his options will be canceled. See "Legal Proceedings."

     William H. Warner - Treasurer. The Company and Mr. Warner are parties to an employment agreement pursuant to which Mr. Warner serves as the Company's treasurer at an annual salary of $125,693. This agreement expires on December 31, 1998. In addition to other customary and usual terms, Mr. Warner's agreement provides that upon termination, the Company will pay Mr. Warner six months salary and the cash surrender value of a life insurance policy the Company owns on Mr. Warner's behalf in the approximate amount of $50,000.

     Richard E. Orbann - Vice President-Track Operations. The Company and Mr. Orbann entered into an amended and restated employment agreement pursuant to which Mr. Orbann is employed as the Vice President - Track Operations at an annual salary of $188,093. Unless earlier terminated, the term of the agreement extends until December 31, 2001 and is automatically renewable by the Company for additional two-year terms, unless terminated by either party on six months notice before the end of the then current term. In the event that the agreement is not renewed at the end of the initial or any renewal term, Mr. Orbann would be entitled to a lump sum payment equal to his base salary for six months and certain other benefits. The agreement also provides that the Company may terminate his agreement without cause by paying him an amount equal to the greater of six months salary or his salary for the remaining contract term. In addition, in the event of a change of control (as defined in the agreement), Mr. Orbann would be entitled to a lump sum payment equal to his base salary for the balance of the term of the agreement.

     Edward Ryan - General Manager-Freehold Raceway. The Company and Mr. Ryan are parties to an employment contract pursuant to which Mr. Ryan serves as the general manager of Freehold Raceway at an annual salary of $128,200. Unless renewed by the Company, this agreement expires on December 31, 1998. In addition to other customary and usual terms, Mr. Ryan's agreement provides that the Company may terminate his contract without cause by paying him an amount equal to the greater of six months salary or his salary for the remaining contract term.

     Christopher C. Castens - Secretary and General Counsel. The Company and Mr. Castens are parties to an employment agreement pursuant to which Mr. Castens serves as the Company's Secretary and General Counsel at an annual salary of $123,830. Unless renewed by the Company, this agreement expires on December 31, 2000. In addition to other customary and usual terms, Mr. Castens's agreement provides that the Company may terminate his contract without cause by paying him an amount equal to the greater of six months salary or his salary for the remaining contract term.

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

Compensation Committee Interlocks and Insider Participation

     The compensation of the Company's executive officers is determined by the Company's Compensation and Stock Options Committee, which consists of Messrs. Coelho, Murray and Zappala. No officer or employee of the Company participated in deliberations of the Compensation and Stock Options Committee.

     During Fiscal 1998, the Company paid $120,000 in consulting fees and $6,000 for an auto allowance to Anthony Coelho, the Company's Chairman, pursuant to an agreement effective January 15, 1997. Mr. Coelho's consulting agreement is month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each Board meeting he attends and a $500 monthly automobile allowance. In the Delaware Litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. Under the terms of the Delaware Settlement, neither the Company nor its subsidiaries shall pay to Mr. Coelho more than $10,000 per month as consulting fees and payment of regular directors' fees and upon consummation of the Delaware Settlement, Mr. Coelho's consulting agreement will be terminated and his options will be cancelled. See "Legal Proceedings."

     During Fiscal 1998, the Company paid approximately $148,000 in consulting fees and reimbursed expenses to Joseph Zappala, a director of the Company. The Company pays Mr. Zappala approximately $10,000 per month in which he provides consulting services. Upon consummation of the Delaware Settlement, Mr. Zappala's consulting arrangement will be terminated. See "Legal Proceedings."

     Kenneth Scholl, a former director of the Company, provided consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN paid Stanford Company $10,000 per month for consulting services, including Mr. Scholl's services as project manager for the El Rancho Property. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. Upon consummation of the Delaware Settlement, Mr. Scholl's consulting arrangement will be terminated. See "Legal Proceedings." Mr. Scholl is currently the Secretary of Casino-Co and was President and a director of Casino-Co from March 1996 to May 19, 1997.

     Commencing July 2, 1998 upon execution of the Delaware Stipulation, the Company began compensating Mr. Murray as an employee at a rate of $120,000 per year retroactive to June 1997.

     The Company subleased a portion of its office space in Albuquerque, New Mexico to AutoLend for $600 per month, which sublease is terminable on 30 days' notice. Under the terms of the Delaware Settlement, AutoLend will assume the Company's lease for the Albuquerque office space and the parties have agreed to use their best efforts to obtain a release from the landlord for the Company from any liability under the lease following such assumption. Upon such assumption of the lease, AutoLend will return to the Company all equipment purchased by the Company for use at the Albuquerque office. Mr DeSantis is the Chairman, Chief Executive Officer and a principal stockholder of AutoLend and Mr. Coelho is a director. See "Legal Proceedings."

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of September 30, 1998, the number of shares of the Company's Common Stock owned beneficially by (i) each beneficial owner of more than 5% of such Common Stock, (ii) each named executive officer and director of the Company and (iii) all executive officers and directors of the Company as a group (calculated in accordance with Rule 13d-3 under the Exchange Act). In the case of persons other than executive officers and directors of the Company, such information is based solely on a review of Schedules 13D and 13G filed with the SEC. Except as otherwise noted below, each person or entity has sole voting and dispositive power with respect to the shares of Common Stock listed below. As of September 30, 1998, the Company had 13,978,104 shares of Common Stock issued and outstanding. In addition to the Common Stock, the Company has 362,480 shares of Preferred Stock issued and outstanding. The Preferred Stock is not convertible into Common Stock and has no voting rights.

Name and Address of      Amount and          Percent of
5% Beneficial Owner      Nature of              Class
                         Beneficial
                         Ownership(1)

Nunzio P. DeSantis       4,997,884(2)           35.8%

Anthony Coelho           2,904,016(3)           20.8%

Casino-Co. Corporation   2,093,868(4)           15.0%
1801 Century Park East
Los Angeles, CA  90067

NPD, Inc.                2,904,016(5)           20.8%
600 Central Ave. SW
Albuquerque, NM 87102




The Family Investment
Trust(Henry Brennan,
Trustee)340 North Avenue
Cranford, NJ  07016      1,090,731(6)            7.8%

Credit Suisse First      2,419,509(7)           14.9%
Boston Mortgage
Capital LLC
Eleven Madison Avenue
New York, NY 10010

Frank A. Leo               732,201(8)            5.2%

Francis W. Murray          300,000(9)            2.1%

Robert J. Quigley          105,830(10)             *

Joseph Zappala             100,000(11)             *

Christopher C. Castens      50,200(12)             *

Richard E. Orbann           75,000(9)              *

Edward Ryan                 50,000(9)              *

William H. Warner           75,124(13)             *

All Executive Officers
and Directors as a
Group(9 persons)         5,804,039              41.5%
(1)(2)(3)(9)(10)(11)(12)(13)

The above persons have sole voting and investment power, unless otherwise indicated below.

*     Less than 1%.

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options held by such stockholder that are or will become exercisable within sixty days of September 30, 1998.

(2) Includes 2,904,016 shares owned of record by NPD, as to which Mr. DeSantis may be deemed to be the beneficial owner and 2,093,868 shares owned of record by Casino-Co as to which Mr. DeSantis holds a proxy to vote all or a portion of the shares until the occurrence of certain events. Does not include 5,000,000 shares of Common Stock issuable upon exercise of options granted subject to stockholder approval at the next annual meeting, of which options issuable with respect to 1,000,000 shares would be immediately exercisable. Upon consummation of the Delaware Settlement, the NPD shares will be repurchased by the Company, the Casino-Co shares will be retired and Mr. DeSantis' options will be cancelled. See "Developments During the Last Fiscal Year" and "Legal Proceedings."

(3) Consists of 2,904,016 shares owned of record by NPD, as to which Mr. Coelho may be deemed to be the beneficial owner. Does not include 1,000,000 shares of Common Stock issuable upon exercise of options granted subject to stockholder approval at the next annual meeting, of which options issuable with respect to 200,000 shares would be immediately exercisable. Upon consummation of the Delaware Settlement, the NPD shares will be repurchased by the Company and Mr. Coelho's options will be cancelled. See "Legal Proceedings."

(4) Such shares are subject to a proxy granted to Mr. DeSantis to vote all or a portion of the shares until the occurrence of certain events. Upon consummation of the Delaware Settlement, these shares will be retired. See "Developments During the Last Fiscal Year" and "Legal Proceedings."

(5) Upon consummation of the Delaware Settlement, these shares will be repurchased by the Company. See "Legal Proceedings."

(6) Henry Brennan is the brother of Robert E. Brennan, whose adult sons are the beneficiaries of the trust.

(7) Includes 1,044,000 shares of Common Stock issuable upon exercise of warrants and 1,142,857 shares of Common Stock issuable upon conversion of the CSFB Note. See "Developments During the Last Fiscal Year" and "Legal Proceedings."

(8) Includes 200,000 shares of Common Stock issuable upon exercise of options.

(9) Consists of shares of Common Stock issuable upon exercise of options.

(10) Includes 100,000 shares of Common Stock issuable upon exercise of options.

(11) Consists of shares of Common Stock issuable upon exercise of options. Upon consummation of the Delaware Settlement, these options will be cancelled. See "Legal Proceedings."

(12) Includes 50,000 shares of Common Stock issuable upon exercise of options and 200 shares of Common Stock owned of record by Mr. Castens' wife, as to which Mr. Castens may be deemed to be the beneficial owner.

(13) Includes 75,000 shares of Common Stock issuable upon exercise of options.


Item 13 - Certain Relationships and Related Transactions

   Mr. DeSantis and Mr. Joseph Corazzi, President and Chairman of LVEN, each own one-half of the stock of D&C. On July 1, 1997, the Company paid for an option to acquire certain leasehold interests relating to two New Mexico racetracks for a non-refundable deposit of $600,000 which was to be credited towards the purchase price. The option agreement has been terminated. In the Director Litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the option agreement. In connection with the Delaware Settlement, the $600,000 has been considered as part of the purchase price for NPD's shares. See "Legal Proceedings."

   Pursuant to the Tri-Party Agreement executed in connection with the CSFB Credit Facility, the Company issued an aggregate of 2,326,520 shares of Common Stock (based on a value of $5.00 per share) in exchange for cancellation of the Casino-Co Note plus accrued interest. Of such shares, 2,093,868 shares were issued to Casino-Co (the "Conversion Shares") and 232,652 shares were issued to CSFB in consideration for its consent and for certain advisory services in connection with the transaction. In accordance with the Tri-Party Agreement, the Company has also agreed, subject to, among other things, an independent valuation, receipt of a fairness opinion from an independent investment banking firm and Board and stockholder approval, to complete the Casino-Co Transaction. LVEN and Casino-Co granted Mr. DeSantis an irrevocable proxy to vote any or all of the Conversion Shares until the occurrence of certain events and have agreed to grant Mr. DeSantis a similar proxy to vote any or all of the shares to be issued to LVEN in the Casino-Co Transaction. See "Developments During the Last Fiscal Year." In the Director Litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement. Upon consummation of the Delaware Settlement, the Tri-Party Agreement will be terminated and the Conversion Shares will be retired. See "Legal Proceedings."

   In connection with the CSFB Credit Facility, the Company and LVEN entered into the Bi-Lateral Agreement which set the amount the Company could recoup prior to Casino-Co receiving consideration under the $160 million profit participation note at $35 million. In addition, the Bi-Lateral Agreement fixed the maximum debt service to be netted against cash flow from operations of the El Rancho Property in computing "adjusted cash flow" under of the $160 million profit participation note at $65 million. See "Developments During the Last Fiscal Year." In the Director Litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Bi-Lateral Agreement. The Bi-Lateral Agreement and the $160 million profit participation note will be terminated upon consummation of the Delaware Settlement. See "Legal Proceedings."

   Mr. DeSantis owned 80% of Nordic Gaming Corporation, an Ontario corporation which purchased the Fort Erie Racetrack in Fort Erie, Canada on August 27, 1997. The Company was offered, but the Executive Committee rejected, the opportunity to make this investment because of the demands on cash flow. Nordic Gaming borrowed $182,000 from LVEN for a deposit on the purchase, which was repaid to LVEN at the closing. LVEN has also provided Nordic Gaming with a $1.3 million secured line of credit to fund operating losses at the Fort Erie Racetrack. On May 15, 1998, Mr. DeSantis sold his Nordic Gaming shares to Erie Gaming Organization, Inc., an Ontario corporation which holds the other 20% interest in Nordic Gaming. In consideration for his shares, Mr. DeSantis received $10 and each of Nordic Gaming, Mr. DeSantis and Erie Gaming exchanged mutual general releases. In the Director Litigation, the minority Board members challenged the decision of the Executive Committee to reject the opportunity to purchase the Fort Erie Racetrack. See "Legal Proceedings."

   The Company paid LVEN an aggregate of $150,000 to date under a letter agreement executed in connection with the purchase of the El Rancho Property, which provides for a $25,000 per month fee with respect to maintenance and supervision of the property prior to and during development. The Company terminated the letter agreement on December 17, 1997.

   During Fiscal 1998, the Company paid approximately $12,200 to
Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company, including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, which operates private jets, including one which was partially financed by Messrs. DeSantis and Corazzi. Messrs. DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $177,000 during Fiscal 1998, and which LVEN has agreed to reimburse to the Company.

   Mr. Corazzi has been using an office at the Company's Albuquerque office, although no sublease has been executed for such office.

   On March 27, 1998, LVEN entered into an agreement for the sale of the El Rancho Property for $62.5 million. If consummated, the Company would realize proceeds of $44.2 million as provided in the Delaware Stipulation. Of the remaining proceeds, $7.1 million will be paid to Mr. DeSantis (less any amounts previously paid to him pursuant to the Delaware Stipulation) and $1 million will be paid to Joseph Zappala (less $200,000 Mr. Zappala has agreed pursuant to the Delaware Stipulation to pay the Company in settlement of certain compensation issues pursuant to the Delaware Stipulation). See "Casino Development Operations" and "Legal Proceedings."

   On July 2, 1998, the Company entered into the Delaware Stipulation in settlement of certain pending litigation among the Company, certain current and former directors and certain of its stockholders. See "Legal Proceedings - Delaware Settlement."

   During Fiscal 1998, the Company made payments for legal fees in the amount of $148,342 on behalf of The Family Investment Trust, a trust for the benefit of Robert E. Brennan's (the Company's former Chairman and a significant stockholder until January 15, 1997) children and of which Mr. Brennan's brother is the trustee, in connection with the pending litigation.

   During Fiscal 1998, the Company made payments for legal fees in the amount of $759,755 on behalf of the following current and former directors: Robert J. Quigley, Frank A. Leo, Francis W. Murray, Charles R. Dees, Jr., John Mariucci and James J. Murray. These amounts were for legal fees in connection with various lawsuits brought by such individuals against the Company.

   See also "Item 11 - Compensation Committee Interlocks and Insider Participation."

                              PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) Exhibits

Exhibit
Number    Description of Exhibit

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(A) to the Registrant's Registration Statement on Form S-1, File No. 2-70153, filed December 5,
          1980)

3.2 Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3(a)(11) to Amendment No. 3 to the
          Registrant's Registration Statement on Form S-1, File No. 2-
          70153)

3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997)

4.1 Warrant No. 1 dated May 23, 1997 to purchase 546,847 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 23, 1997)

4.2 Warrant No. 2 dated May 23, 1997 to purchase 497,153 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 23, 1997)

4.3       Convertible Promissory Note dated May 23, 1997 from the
          Registrant to CSFB (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997)

10.1      Stipulation and Agreement of Compromise, Settlement and
          Release dated July 2, 1998 (incorporated by reference to
          Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated July 2, 1998)

10.2 Asset Purchase Agreement dated as of July 2, 1998 by, between and among Greenwood New Jersey, Inc., Garden State Race Track, Inc., Freehold Raceway Association, Atlantic City Harness, Inc., Circa 1850 and International Thoroughbred Breeders, Inc. together with exhibits thereto (incorporated by reference to Exhibit 10.2 on Form 8-K dated July 2, 1998)

10.3 Loan Agreement dated May 23, 1997 by and among CSFB and the Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 23, 1997)




10.4 Registration Rights Agreement dated as of May 23, 1997 between the Registrant and CSFB (incorporated by reference to Exhibit
          10.4 to the Registrant's Current Report on Form 8-K dated May
          23, 1997)

10.5 Proxy dated October 31, 1997 of LVEN and Casino-Co granted to Nunzio P. DeSantis (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997)

10.6 Registration Rights Agreement dated July 1, 1997 between the Registrant and Casino-Co (incorporated by reference to Exhibit
          10.2 to the Registrant's Current Report on Form 8-K dated July
          1, 1997)

10.7 Letter Agreement dated as of January 22, 1996 among LVEN, the Registrant and Orion Casino Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 24, 1996)

10.8 Stock Purchase Agreement made as of January 1, 1995 for the acquisition by the Registrant of all the outstanding capital stock of Freehold Raceway (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the year ended June 30, 1996)

10.9 Tri-Party Agreement by and among the Registrant, CSFB and LVEN, dated as of May 23, 1997 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended June 30, 1997)

10.10 Bi-Lateral Agreement by and between the Registrant and LVEN, dated as of May 23, 1997 (incorporated by reference to Exhibit
          10.8 to the Registrant's Form 10-K for the year ended June 30,
          1997)

10.11* Employment Agreement by and between the Registrant and Nunzio DeSantis, dated as of January 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended June 30, 1997)

10.12* Consulting Agreement by and between the Registrant and Anthony Coelho, dated as of January 15, 1997 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended June 30, 1997)

10.13* Amended and Restated Employment Agreement by and between the Registrant and Richard E. Orbann, dated as of October 16, 1997 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended June 30, 1997)

10.14* Employment Agreement by and between the Registrant and Christopher C. Castens, dated as of January 1, 1996
          (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended June 30, 1996)

10.14.1*  Amendment No. 2 to Employment Agreement, dated as of October
          16, 1997

21        Subsidiaries


27        Financial Data Schedule
___________________
*  Constitutes a management contract or compensation plan.


(B)  Financial Statements                                      Page

     Reports of independent certified public accountants.        39
     Consolidated Balance Sheets as of June 30, 1998 and 1997. 41 Consolidated Statements of Operations for the Years
       Ended June 30, 1998, 1997 and 1996.                       43
     Consolidated Statements of Stockholders' Equity for the Years
       Ended June 30, 1998, 1997 and 1996.                       44
     Consolidated Statements of Cash Flows for the Years Ended
       June 30, 1998, 1997 and 1996.                             45
     Notes to Consolidated Financial Statements.                 47

(C)  Reports on Form 8-K

  No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.


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

Garden State Race Track, Inc.                     New Jersey

International Thoroughbred Breeders
Management, Inc.                                  New Jersey

International Thoroughbred Gaming
Development Corporation                           New Jersey

Olde English Management Co., Inc.                 New Jersey

Orion Casino Corporation                          Nevada

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 1998.

                                   INTERNATIONAL THOROUGHBRED
                                        BREEDERS, INC.


                                   By:  /s/ Nunzio P. DeSantis

                                      Nunzio P. DeSantis, Chief
                                      Executive Officer
                                      and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title                    Date

By:/s/ Anthony Coelho         Chairman of the Board    October 13, 1998
     Anthony Coelho

By:/s/ Nunzio P. DeSantis    Executive Officer,        October 13, 1998
     Nunzio P. DeSantis      President and Director
                             (Principal Executive Officer)

By:/s/ William H. Warner      Treasurer (Principal     October 13, 1998
     William H. Warner        Financial and
                              Accounting Officer)

By:/s/ Francis W. Murray      Director            October 13, 1998
     Francis W. Murray

By:/s/ Robert J. Quigley      Director            October 13, 1998
     Robert J. Quigley

By:/s/ Joseph Zappala         Director            October 13, 1998
     Joseph Zappala





EXHIBIT 10.14-1

     This Amendment No. 2 (the "Second Amendment") is made and entered into as of the 16th day of October, 1997 and as hereafter stated modifies an Employment Agreement (the "Agreement") made and entered into as of the 1st day of January, 1996 by an between International Thoroughbred Breeders, Inc. ("ITB") and Christopher C. Castens (the "Employee") and originally modified by Amendment No. 1 (the "Amendment") made and entered into as of the 14th day of May 1996.

WITNESSETH;

     WHEREAS, ITB desires to extend the term and increase the compensation of the Employee's employment agreement pursuant to the Agreement and the Amendment on the following terms and conditions; and

     WHEREAS, the Employee agrees to an extension of the term of his employment and increase in his compensation pursuant to the Agreement and the Amendment on said terms and conditions;

     NOW THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows:


     A. TERM OF EMPLOYMENT - Section 2 of the Agreement and the Amendment is hereby further amended to read in its entirety as follows:

"2.  TERM OF EMPLOYMENT

     The employment of the Employee pursuant to this Agreement and the Amendment shall commence on January 1, 1996 and shall end five years later on December 31, 2000 (the "Initial Term"). The term of this Agreement shall also be subject to renewal pursuant to Section 5 herein."

     B. COMPENSATION - Section 3.1 of the Agreement is hereby amended to read in its entirety as follows:

"3.1 Salary - $120,000 per annum, effective as of the date of this Second
     Amendment."

     C. RENEWAL PROVISIONS - Section 5 of the Agreement is hereby amended to read in its entirety as follows:




"5   RENEWAL PROVISIONS

     ITB shall have the right to renew the Employment Agreement for up to two additional two-year terms on the same terms and conditions as shall be in existence at the end of the term (except for a 10% increase in compensation during each additional two-year term) by giving the Employee notice of its intention to renew the Employment Agreement no later than six months prior to the then termination date. At the end of the initial term of the Agreement (if ITB terminates the Employment Agreement effective at such date) or any renewal term, ITB shall assign and transfer to the Employee all rights to any life insurance policies insuring the life of the Employee and all rights under any Employee Benefit Plan (including ITB's 401 (k) Plan) in which the Employee is vested at the effective date of such termination, and in lieu of all other amounts and benefits which may be required to be paid or made available hereunder after such termination, ITB shall

     (i) pay the Employee severance pay equal to six month's salary (plus unused vacation and sick leave) as in effect at such termination date in a lump sum or in equal weekly installments over six months at the Employee's option; and

     (ii) shall transfer title to the Company car to the Employee at no cost to the Employee."

     D. The parties hereby confirm that the Agreement continues to be in full force and effect in accordance with each of its original terms, except as amended above and pursuant to the Amendment

     IN WITNESS WHEREOF, the parties hereto have each duly executed this Amendment as of the date first above written

                    EMPLOYER:

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.


                    By: ________________________________________
                           Tony Coelho, Chairman

                    EMPLOYEE:



                    _____________________________________________
                    Christopher C. Castens