Form 10-Q
period 1998-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1998-11-13
CIK 320573

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

                                   ----------
          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

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

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes|X| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


                  Class               Outstanding at November 13, 1998
      Common Stock, $ 2.00 par value            13,978,104 Shares

================================================================================

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                  for the Three Months ended September 30, 1998
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements:

                 Consolidated Balance Sheets
                  as of September 30, 1998 and June 30, 1998.....1-2

                 Consolidated Statement of Stockholders' Equity
                  for the Three Months ended September 30, 1998....3

                 Consolidated Statements of Operations
                  for the Three Months ended
                  September 30, 1998 and 1997......................4

                 Consolidated Statements of Cash Flows
                  for the Three Months ended
                  September 30, 1998 and 1997......................5

                 Notes to Consolidated Financial Statements.....6-22

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations....23-27

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K ...................28

SIGNATURES .......................................................29

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                     ASSETS

                                                    September 30,
                                                        1998         June 30,
                                                     (UNAUDITED)       1998
                                                     -----------       ----
CURRENT ASSETS:
  Cash and Cash Equivalents ..................... $     604,110 $     213,795
  Reserve Escrow Deposits .......................     8,473,296    10,460,881
  Accounts Receivable ...........................        36,991        36,838
  Prepaid Expenses ..............................       233,808       322,313
  Other Current Assets ..........................       261,732       325,756
  Net Assets of Discontinued Operations - Current    12,757,568    12,235,217
                                                     ----------    ----------
       TOTAL CURRENT ASSETS .....................    22,367,505    23,594,800
                                                     ----------    ----------


NET ASSETS OF DISCONTINUED OPERATIONS - Long Term    45,461,904    45,626,944
                                                     ----------    ----------

PROPERTY HELD FOR SALE ..........................    47,384,425    47,434,670
                                                     ----------    ----------

LAND, BUILDINGS AND EQUIPMENT:
  Land and Buildings ............................       214,097       214,097
  Equipment .....................................       799,516       814,927
                                                        -------       -------
                                                      1,013,613     1,029,024
  LESS: Accumulated Depreciation and Amortization       307,988       308,162
                                                        -------       -------

       TOTAL LAND, BUILDINGS AND EQUIPMENT, NET .       705,625       720,862
                                                        -------       -------


OTHER ASSETS:
  Deposits and Other Assets .....................         3,172         3,172
  Deferred Financing Costs, Net .................     2,109,664     2,872,453
                                                      ---------     ---------
       TOTAL OTHER ASSETS .......................     2,112,836     2,875,625
                                                      ---------     ---------


TOTAL ASSETS ....................................  $118,032,295  $120,252,901
                                                   ============  ============



See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1998 AND JUNE 30, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,
                                                                     1998            June 30,
                                                                  (UNAUDITED)          1998
                                                                  -----------          ----
CURRENT LIABILITIES:
  Accounts Payable ............................................  $     389,648   $     278,786
  Accrued Expenses ............................................      4,588,537       4,852,328
  Current Maturities of Long-Term Debt ........................     55,138,950      55,208,426
                                                                    ----------      ----------
       TOTAL CURRENT LIABILITIES ..............................     60,117,135      60,339,540
                                                                    ----------      ----------


COMMITMENTS AND CONTINGENCIES .................................           --              --


STOCKHOLDERS' EQUITY:
   Series A Preferred Stock, $100.00 Par Value,
     Authorized 500,000 Shares, Issued and Outstanding,
     362,481 and 362,480 Shares, Respectively .................     36,248,075      36,247,975
   Common Stock, $2.00 Par Value, Authorized 25,000,000 Shares,
    Issued and Outstanding, 13,978,104 and 13,978,099 Shares,
     Respectively .............................................     27,956,207      27,956,197
   Capital in Excess of Par ...................................     25,878,114      25,878,224
   (Deficit) (subsequent to June 30, 1993,
      date of quasi-reorganization) ...........................    (32,131,819)    (30,132,368)
                                                                   -----------     -----------
        TOTAL .................................................     57,950,577      59,950,028
   LESS: Deferred Compensation, Net ...........................         35,417          36,667
                                                                   -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY ............................     57,915,160      59,913,361
                                                                    ----------      ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................  $ 118,032,295   $ 120,252,901
                                                                 =============   =============



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998


                                                                      Preferred              Common
                                                                      ---------              ------
                                                                      Number of              Number of
                                                                      Shares       Amount    Shares         Amount
                                                                      ------       ------    ------         ------
BALANCE - JUNE 30, 1998 ...........................................   362,480 $36,247,975  13,978,099  $27,956,197

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992         1         100           5           10
   Amortization of Deferred Compensation Costs ....................        --        --          --           --
   Net (Loss) for the Three Months Ended September 30, 1998 .......        --        --          --           --

                                                                      ------- -----------  ----------  -----------
BALANCE - SEPTEMBER 30, 1998 ......................................   362,481 $36,248,075  13,978,104  $27,956,207
                                                                      ------- -----------  ----------  -----------




                                                                       Capital        Retained
                                                                       in Excess       Earnings     Deferred
                                                                         of Par        (Deficit)   Compensation   Total
                                                                         ------        ---------   ------------   -----
BALANCE - JUNE 30, 1998 ...........................................   $ 25,878,224   $(30,132,368)  $(36,667)  $ 59,913,361

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992           (110)          --         --             --
   Amortization of Deferred Compensation Costs ....................           --             --        1,250          1,250
   Net (Loss) for the Three Months Ended September 30, 1998 .......           --       (1,999,452)      --       (1,999,452)
                                                                      ------------   ------------   --------   ------------
BALANCE - SEPTEMBER 30, 1998 ......................................   $ 25,878,114   $(32,131,819)  $(35,417)  $ 57,915,160
                                                                      ------------   ------------   --------   ------------


        See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                          Three Months Ended
                                                             September 30,
                                                             -------------
                                                         1998            1997
                                                         ----            ----
EXPENSES:
  General & Administrative Expenses ..............  $  1,312,576   $  2,062,952
  Interest Expense ...............................     1,782,270      1,783,100
  Interest Income ................................      (132,461)      (209,604)
  Amortization of Financing Costs ................       763,789        761,204
  El Rancho Property Carrying Costs ..............       415,982        372,494

(LOSS) FROM CONTINUING OPERATIONS                      ----------     ----------
   BEFORE DISCONTINUED OPERATIONS ................    (4,142,156)    (4,770,146)

INCOME FROM DISCONTINUED OPERATIONS
  Income from operations of discontinued
    racetrack operations (less applicable income
    taxes of $62,000 and $50,115) ................     2,142,704      1,726,264
             -------     -------                       ---------      ---------

NET (LOSS) .......................................  $ (1,999,452)  $ (3,043,882)
                                                    ============   ============

BASIC PER SHARE DATA:

(LOSS) BEFORE DISCONTINUED OPERATIONS ............  $      (0.29)  $      (0.34)

INCOME FROM DISCONTINUED OPERATIONS ..............          0.15           0.12
                                                            ----           ----

NET (LOSS) .......................................  $      (0.14)  $      (0.22)
                                                    ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......    13,978,100     13,978,067
                                                      ==========     ==========


See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                               Three Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                               1998            1997
                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  (LOSS) FROM CONTINUING OPERATIONS .....................................  $(4,142,156)  $(4,770,146)
                                                                           -----------   -----------
  Adjustments to reconcile (loss)  to net cash (used)
    provided by operating activities:
          Income from discontinued racetrack operations .................    2,142,704     1,726,264
          Depreciation and Amortization .................................      781,018     1,190,808
          Compensation for Options Granted ..............................            0       797,138
          Changes in Assets and Liabilities -
             (Increase) in Restricted Cash and Investments ..............            0      (369,260)
             (Increase) in Accounts Receivable ..........................         (153)     (884,788)
             Decrease (Increase) in Other Assets ........................       64,024       (36,920)
             Decrease in Prepaid Expenses ...............................       88,505       220,675
             (Decrease) Increase in Accounts and Purses Payable
              and Accrued Expenses ......................................      (97,564)      993,984
             Increase in Deferred Revenue ...............................            0     1,182,669
                                                                            ----------
        CASH (USED IN) CONTINUING OPERATING ACTIVITIES ..................   (1,163,623)

        CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES ..............      681,340
                                                                              --------     ---------
        NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES ................     (482,283)       50,424
                                                                              --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Development of El Rancho Property ...................................            0       (53,139)
    Deposits on New Mexico Racetrack Options ............................            0      (600,000)
    Capital Expenditures ................................................         (741)     (302,090)
    (Increase) in Other Investments .....................................            0       (33,657)
                                                                          ------------
        CASH (USED IN) CONTINUING INVESTING ACTIVITIES ..................         (741)
        CASH (USED IN) DISCONTINUED INVESTING ACTIVITIES ................      (18,762)
                                                                               -------      --------
        NET CASH (USED IN) INVESTING ACTIVITIES .........................      (19,503)     (988,886)
                                                                               -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred Financing Costs ............................................            0       (21,545)
    Escrow Deposits Utilized ............................................    1,987,585     1,604,952
    Decrease in Balances Due From Discontinued Subsidiaries..............    1,779,273             0
    Principal Payments on Short Term Notes ..............................      (69,475)     (503,277)
    Principal Payments on Long Term Notes ...............................            0      (136,871)
                                                                            ----------
        CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES ................    3,697,383
        CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES ................   (1,956,840)
                                                                            ----------     ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES .......................    1,740,543       943,259
                                                                            ----------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................    1,238,757         4,797
     LESS CASH AND CASH EQUIVALENTS
     FROM DISCONTINUED OPERATIONS .......................................     (848,442)         --
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
     FROM CONTINUING OPERATIONS .........................................      213,795     3,784,895
                                                                               -------     ---------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................  $   604,110   $ 3,789,692
                                                                           ===========   ===========

   Supplemental Disclosures of Cash Flow Information:
           Cash paid during the period for:
           Interest .....................................................  $ 1,824,856   $ 1,848,987
           Income Taxes .................................................  $         0   $   100,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:

     During the three months ended September 30, 1998, the Company recorded an unrealized gain of $10,840 on trading securities.

     During the three months ended September 30, 1997, the Company issued options to purchase 300,000 shares of Common Stock at a fair value of $786,000 to three of the Company's directors.

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)       BASIS OF PRESENTATION

     Prior to June 30, 1998, the Company determined to sell its racetracks. Accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the periods presented. Additionally, on July 2, 1998 the Company entered into an asset purchase agreement to sell the real property and related assets at Freehold Raceway and to lease the real property and related assets of Garden State Park for $100,000 per year over a period of seven years, subject to various approvals. The purchase price for Freehold Raceway is $45 million, consisting of $33 million in cash and a seven-year noncontingent promissory note in the amount of $12 million, with an additional $10 million in contingent promissory notes becoming effective upon, among other things, New Jersey's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved in New Jersey in the future. If the Company accepts a superior proposal prior to the closing of this agreement, it will be obligated to pay $1 million to terminate this agreement, if the initial purchaser does not exercise its right of first refusal.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. As discussed in
Note 5, the Company is in violation of several non-financial loan covenants with its major lender. Accordingly, payments could be demanded immediately. The Company is continuing discussions with this lender as to the grant of waivers or other remedies that could be reached in connection with the litigation settlement described below. Additionally, the Company is considering alternative financing sources. However, there can be no assurance that the Company will be successful in such endeavors.

     The Company has sustained losses of approximately $18.3 million and $17.4 million during fiscals 1998 and 1997, respectively, and a net loss of approximately $2 million for the three months ended September 30, 1998. The Company believes its projected cash flows from its current operations will be sufficient until February 1999, and there can be no assurances beyond that date. These projections do not reflect the impact of its default under the above mentioned credit facility or the effects of the above mentioned litigation or settlement.

     The Company and certain of its directors and stockholders are involved in various legal proceedings, as more fully described in Note 7. On July 2, 1998, the Company entered into a Stipulation and Agreement of Compromise, Settlement and Release ("Delaware Stipulation") to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. The settlement (the "Delaware Settlement") is subject to number of conditions, including without limitation, Delaware court approval (which was issued on October 6, 1998), the consent of the Company's primary lender and the grant of certain approvals by the U.S. bankruptcy courts. The Delaware Settlement will result in, among other things, the Company's purchase from NPD, Inc. ("NPD"), a company owned by the Company's Chief Executive Officer and the Company's Chairman of the Board, of approximately 2.9 million shares of the Company's Common Stock, the retirement of approximately 2.1 million shares of the Company's Common Stock owned by Las Vegas Entertainment Network, Inc. ("LVEN") and the termination of various agreements. There can be no assurance that conditions to the Delaware Settlement will be satisfied and thus, that a final settlement will be achieved. In the event the Delaware Settlement is not consummated, it is not possible to determine with any precision the probable outcome of the pending litigation or the amount of liability, if any, and the resultant effects on the Company's financial position, results of operations

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

or cash flows.

         The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         In connection with the proposed sale and/or lease of the Company's racetrack operations, the Company is considering the acquisition of one or more operating businesses.

(2)      DISCONTINUED OPERATIONS

         Prior to June 30, 1998, the Company determined to sell its racetracks. On July 2, 1998, the Company announced that it had entered into an asset purchase agreement to sell the real property and related assets at Freehold Raceway and to lease the real property and related assets of Garden State Park for a seven year period. (See Note 1).

         The discontinued operations are summarized as follows:

                                                Three Months Ended September 30,

Discontinued Racetrack Operations:                          1998         1997
                                                        -----------  -----------

  Revenue .......................................     $  14,305,381  $14,542,287
                                                         ----------  -----------

  Expenses:

      Cost of Revenues:

         Purses .......................................   4,050,649    4,061,104

         Operating Expenses ...........................   6,456,240    6,906,399

         Depreciation & Amortization ..................     419,017      415,515

      General & Administrative Expenses ...............     971,848    1,158,902

      Interest Expenses ...............................     202,923      223,988
                                                         ----------  -----------

                 Total Expenses .......................  12,100,677   12,765,908
                                                         ----------  -----------

Income From Discontinued Racetrack
  Operations Before Taxes .............................   2,204,704    1,776,379

      Income Tax Expense ..............................      62,000       50,115
                                                         ----------  -----------

Net Income From Discontinued
   Racetrack Operation ................................ $ 2,142,704  $ 1,726,264
                                                         ==========  ===========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         The net assets of the operations to be disposed of included in the accompanying consolidated balance sheet as of September 30, 1998 consist of the following:

                                            Freehold    Garden State
                                            Raceway        Park
Classified As:                              Current      Non-Current
                                           ----------   ------------

Current Assets .........................$   4,568,851 $ 5,935,043

Land, Building and Equipment, Net ......   22,096,497  45,867,633

Other Assets ...........................    2,923,040     225,081
                                           ----------  ----------

         Total Assets ..................   29,588,388  52,027,757
                                           ----------  ----------


Current Liabilities ....................    5,315,022   6,190,373

Long-Term Debt, Net of Current Portion .   11,515,799     375,480
                                           ----------  ----------

Total Liabilities ......................   16,830,821   6,565,853
                                           ----------  ----------

   Net Assets of Discontinued Operations$  12,757,567 $45,461,904
                                           ==========  ==========


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

         Cash flows from discontinued operations for the three months ended September 30, 1998 consist of the following:

Cash Flows From Discontinued Operating Activities:

Income ..........................................................   $ 2,142,704
                                                                    -----------

Adjustments to reconcile income to net cash provided by discontinued operating activities

      Depreciation and Amortization .............................       419,017

      Changes in Assets and Liabilities:

                Decrease in Restricted Cash
                       and Investments ..........................      (270,884)

                Decrease in Accounts Receivable .................      (898,956)

                Decrease in Other Assets ........................         4,746

                Decrease in Prepaid Expenses ....................       138,764

                Decrease in Accounts and Purses Payable and
                   Accrued Expenses .............................       961,945

                Increase in Deferred Revenue ....................       326,708
                                                                    -----------

Net Cash Provided by Discontinued Operating
            Activities (Excluding Income) .......................       681,340
                                                                    -----------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Cash Flows From Discontinued Investing Activities:

          Capital Expenditures ................................         (15,701)

          (Decrease) in Other Investments .....................          (3,061)
                                                                    -----------

          Net Cash (Used In) Discontinued Investing
            Activities ........................................         (18,762)
                                                                    -----------



Cash Flows from Discontinued Financing Activities:

          Principal Payments on Short Term Notes ..............         (70,115)

          Decrease in Balances Due To Parent Company ..........      (1,779,273)

          Principal Payments on Long Term Notes ...............        (107,452)
                                                                    -----------

          Net Cash (Used In) Discontinued
                Financing Activities ..........................      (1,956,840)
                                                                    -----------



          Net Increase in Cash and Cash Equivalents
              From Discontinued Operations ....................         848,442

                Cash and Cash Equivalents at Beginning
                  of Year From Discontinued Operations ........       3,166,904
                                                                    -----------
                Cash and Cash Equivalents at End of
                  Period From Discontinued Operations .........     $ 4,015,346
                                                                    ===========


(3)      PROPERTY HELD FOR SALE

         Property Held for Sale - On July 2, 1998, the Company entered into the Delaware Stipulation and as part of the Delaware Stipulation, the Company has provided for the sale of the El Rancho Property. As of June 30, 1998, the El Rancho Property has been reclassified to "Property held for Sale" after recording an impairment charge during the fourth quarter of Fiscal 1998 of approximately $3,430,000 to adjust it to fair value, after taking into account the estimated fair value of the reversion of the LVEN shares. In the absence of a public market for the Company's Common Stock, management has determined the estimated fair value of the Common Stock to be the anticipated book value attributable to the Common Stock after taking into account the estimated operating results until the disposition of the racetrack operations assumed to occur on December 31, 1998, the disposal of the racetrack assets and the El Rancho Property, and other transactions contemplated in the Delaware Settlement. There can be no assurance that all of these transactions will occur or if they will occur at the estimated amounts.


(4)      RESERVE ESCROW DEPOSITS

         At September 30, 1998, $8,473,296 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"). The financing agreement provided for reserve accounts to be held by LaSalle National Bank ("the Depository"). The Company is currently in default with respect to the Credit Suisse credit facility and as a result, Credit Suisse could apply any remaining escrow amounts to any outstanding borrowings. On the maturity date of the credit facility, any amounts remaining on deposit shall, at Credit Suisse's option, be applied against outstanding borrowings or returned to the Company.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Deferred Maintenance Account. $500,000 of the loan proceeds were deposited to be used to reimburse the Company for maintenance expenditures at its racetracks.

     Environmental Remediation Account.$1,000,000 of the loan proceeds were deposited to be used to reimburse the Company for expenditures made in connection with approved environmental remediation expenditures.

The Escrow Accounts are summarized below:

                   Account                            September 30, 1998
------------------------------------------------      ------------------

Interest Reserve ....................................$      974,471

El Rancho Reserve ...................................     2,293,666

Working Capital .....................................     2,130,121

Tax and Insurance Reserve ...........................     1,666,172

Deferred Maintenance ................................       408,866

Environmental Remediation ...........................     1,000,000
                                                          ---------

                                         Total ......$    8,473,296
                                                          =========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)      NOTES AND MORTGAGES PAYABLE

         Notes and Mortgages Payable are summarized below:

                                                September 30, 1998
                                  -----------------------------------------------------------

                                 Interest % Per Annum              Current          Long-Term
                                 ------------------------   -----------------   -------------

International Thoroughbred Breeders
Inc.:
Credit Suisse First Boston (A)   LIBOR Rate plus 7%
                                 (9/30/98  rate 12.34%)          $ 55,000,000   $         -0-

Other                            Various                              138,950             -0-

Freehold  Raceway:

Kenneth R. Fisher (B)            80% of Prime (not to exceed 6%)      625,000      10,000,000
                                 (9/30/98 rate 6%)

Kenneth R. Fisher (C)            80% of Prime                         225,000       1,515,799
                                 (9/30/98 rate 6.6%)

Garden State Park:

Other                            Various                              281,314         375,480
                                                                 ------------    ------------

    Totals                                                       $ 56,270,264   $  11,891,279

Less Amounts Reclassified to:
  Net Assets of Discontinued
    Operations - Current                                              850,000      11,515,799

  Net Assets of Discontinued
    Operations - Long Term                                            281,314         375,480
                                                                 ------------    ------------

    Totals                                                       $ 55,138,950   $         -0-
                                                                 ============    ============

The effective LIBOR Rate and the Prime Rate at September 30, 1998 was 5.34% and 8.25%, respectively.

         (A) On May 23, 1997, the Company entered into a two-year $55 million credit facility with Credit Suisse secured by a pledge of certain of the personal and real property of the Company and its subsidiaries (the "Credit Suisse Credit Facility"). Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation and to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the London interbank offered rate ("LIBOR"). The scheduled maturity date of the facility is June 1, 1999. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts, financing and closing fees of $4.3 million were incurred and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         (B) On February 2, 1995, the Company entered into an agreement with the former owner of Freehold Raceway whereby the $12.5 million balance of the purchase price of the Freehold Raceway was financed by an eight (8) year promissory note at 80% of the prevailing prime rate, not to exceed 6%. Yearly principal and interest payments during the first five (5) years commencing January 1, 1996 are based upon a twenty (20) year principal amortization schedule. During each of the next three (3) years, commencing January 1, 2001, yearly principal and interest payments shall be based upon a ten (10) year amortization schedule. On January 1, 2003, the entire unpaid principal balance, together with any accrued interest becomes due and payable. The note is secured by a mortgage on the land and buildings at Freehold Raceway. This note has been netted against "Net Assets of Discontinued Operations - Current" for the periods presented.

         (C) On February 2, 1995, the seller of Freehold Raceway advanced to Freehold Raceway $2,584,549 towards the retirement of $5.2 million of existing debt on Freehold Raceway. The seller received from Freehold Raceway in fiscal 1995, a promissory note evidencing the indebtedness secured by mortgage on the racetrack property and other collateral. Equal monthly principal installments of $18,750 beginning on February 1, 1995 is paid to the seller together with accrued interest. Interest is calculated at 80% of the prime rate at January 1 of each year. The note is secured by a mortgage on the land and buildings at Freehold Raceway. This note has been netted against "Net Assets of Discontinued Operations - Current" for the periods presented.


(6)      INCOME TAX EXPENSE

         The Company's income tax expense for the three month periods ending September 30, 1998 and 1997 relates to New Jersey income taxes for its Freehold Raceway operations.


(7)      COMMITMENTS AND CONTINGENCIES

                  (A) On July 2, 1998, the Company entered into the Delaware Stipulation to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. The Delaware Settlement is subject to a number of conditions, including without limitation, Delaware court approval (which was issued on October 6, 1998), the consent of the Company's primary lender and the grant of certain approvals by the U.S. bankruptcy courts. The Delaware

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Settlement will result in, among other things, the dismissal of the pending litigation with prejudice, the Company's purchase from NPD of approximately 2.9 million shares of the Company's Common Stock for $4.6 million plus the assumption by the Company of NPD's $5.8 million promissory note now held by Robert E. Brennan's Bankruptcy Trustee and the termination of the Company's option agreement with D&C in the amount of $600,000. As a result, during the fourth quarter of fiscal 1998, the Company has recorded a charge of approximately $3.7 million based on the estimated fair value of $2.50 per share. Approximately $3.1 million of this charge is reflected in accrued expenses for the periods presented.

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

         The consummation of the Delaware Settlement will have a material effect on the Commitments and Contingencies disclosed below:

         As discussed in Note 3, during January 1996 the Company purchased the El Rancho Property from LVEN. The original agreement provided that, following the development of the property, LVEN would receive as additional consideration an interest in the "adjusted cash flow" in the amount of 50% for the first six
(6) years following the opening of a casino and 25% thereafter until such time as LVEN has received $160,000,000, but only after (a) the Company recouped: 1) the aggregate amount of cash payments applied to the purchase price; 2) payments made under the $6.5 million note and the $10.5 million note; 3) $2 million; and
4) any amounts that the Company invested in the property after the purchase, together with interest at eight percent (8%) per annum from the date of the investment; (b) LVEN has (i) received payment of all principal and interest, if any, remaining outstanding under the $6.5 million note and/or the $10.5 million note and (ii) recouped $4 million plus any amount invested in the El Rancho Property after the purchase and approved by the Company, together with interest thereon at a rate of 8% per annum from the date of investment; and (c) the Company has received an additional $2 million, together with interest thereon at the rate of 8% per annum from the date of the purchase. This agreement was amended on May 23, 1997 by the Bi-Lateral Agreement between the Company and LVEN to limit to $35 million the aggregate amount for which the Company is entitled to recover above.

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

         Upon consummation of the Delaware Settlement, the Company will deposit title to the El Rancho Property into escrow for a period of up to 270 days to permit LVEN to sell the El Rancho Property. LVEN will have the exclusive right to sell the El Rancho Property until November 20, 1998, 120 days after the date the notice of the Delaware Settlement was mailed to the Company's stockholders, and up to an additional 60 days thereafter upon the occurrence of certain events. Both LVEN and the Company will have the right to sell the El Rancho Property between November 20, 1998 and April 19, 1999, 270 days after the mailing of the notice, upon the payment of at least $44.2 million to the Company. If, within 30 days prior to end of the escrow period, LVEN obtains a $44.2 million loan for the benefit of the Company, LVEN will have a non-exclusive right to sell the El Rancho Property for an additional year, upon the payment of $44.2 million to the Company. On March 27, 1998, LVEN entered into an agreement for the sale of the El

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Rancho Property for a sales price of $62,500,000. If consummated, the Company would realize proceeds of $44,200,000 as provided in the Delaware Stipulation, and of the remaining proceeds, $4,375,000 will be paid to an unrelated party for a structuring fee, $7,100,000 will be paid to Nunzio P. DeSantis (less any amounts previously paid to him pursuant to the Delaware Stipulation), $1,000,000 will be paid to Joseph Zappala (less $200,000 Mr. Zappala has agreed to pay the Company in settlement of certain compensation issues pursuant to the Delaware Stipulation) and the balance will be paid to LVEN. There can be no assurance that this contract or any other contract for the sale of the El Rancho Property will be consummated.

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

         Effective January 15, 1997, the Company entered into a ten-year employment contract with Nunzio P. DeSantis, the Company's Chief Executive Officer. The contract provides for annual compensation of $450,000, adjusted annually by increases, if any, in certain Consumer Price Indexes. Mr. DeSantis will also receive a performance bonus for each fiscal year during the term of the agreement equal to the excess of the amount, if any, by which the pre-tax income of the Company exceeds $2 million, limited to an amount equal to his base salary. As part of his contract, Mr. DeSantis was awarded options, subject to stockholder approval, to purchase 5,000,000 shares of the Company's common stock at $4 per share. Upon obtaining stockholder approval for the awarding of the options, the Company may need to record as compensation an expense calculated by multiplying the number of shares covered by the option by the difference between the intrinsic value of each share and the exercise price at the measurement date. An expense would only be recorded if the exercise price is below the market price at the measurement date. Options to purchase 500,000 shares of Common Stock would be exercisable immediately and options to purchase an additional 500,000 shares of Common Stock shall become exercisable on each succeeding anniversary of the effective date of the agreement, provided, however, that all options shall be fully vested if Mr. DeSantis resigns for good reason (as defined in the agreement), resigns upon a change of control, or is discharged without cause. Mr. DeSantis is entitled to additional fringe benefits including the use of a private jet in connection with the performance of his duties. Such aircraft is operated by a

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Company owned by Mr. DeSantis' son and was partially financed by Mr. DeSantis and the Chairman of the Board of LVEN. In the pending litigation, which is currently stayed and will be dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. DeSantis' employment agreement. Under the terms of the Delaware Settlement, neither the Company nor any of its affiliates are to make any payments to Mr. DeSantis except for his base salary and automobile allowance and continuation of his insurance benefits under the terms set forth in the employment agreement. Upon consummation of the Delaware Settlement, Mr. DeSantis' employment agreement will be terminated and his options will be canceled.

         Effective January 15, 1997 the Company entered into a consulting contract with Anthony Coelho, the Company's Chairman of the Board, that provides for $10,000 per month in consulting fees on a month-to-month basis, $2,500 for each director's meeting he attends and other fringe benefits. As part of this contract, Mr. Coelho was awarded options, subject to stockholder approval, to acquire 1,000,000 shares of the Company's Common Stock at $4 per share. Options to purchase 100,000 shares would become exercisable immediately and options to purchase an additional 100,000 shares would become exercisable on each succeeding anniversary of the effective date of the agreement. Upon obtaining stockholder approval for the awarding of these options, the Company will need to record an expense calculated by using the fair value of the options at that date. In the pending litigation, which is currently stayed and will be dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. Under the terms of the Delaware Settlement, neither the Company nor its subsidiaries shall pay to Mr. Coelho more than $10,000 per month as consulting fees and payment of regular directors fees and upon consummation of the Delaware Settlement, Mr. Coelho's consulting agreement will be terminated and his options will be canceled.

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

         (B) The Company has entered into lease agreements for certain equipment and maintenance contracts at Garden State Park and Freehold Raceway. Two of these agreements are based upon the daily average of the total amount wagered and number of live racing days at the Company's racetracks. Minimum rental payments for the next five years are based on projected racing dates. During July 1997, the Company executed an agreement to lease office space in Albuquerque, New Mexico for a five year period, expiring on July 31, 2002. The lease provides for a monthly rent of approximately $10,000 when the space is fully occupied. In connection with this lease, the Company has sub-leased a portion of the premises to AutoLend Group Inc. ("AutoLend"), a company in which Nunzio P. DeSantis is the Chairman, President and principal stockholder and Anthony Coelho is a director, for $600 per month. The sublease is terminable on 30 days written notice. In connection with the pending litigation, which is currently stayed and will be dismissed with prejudice if the Delaware Settlement is consummated, the minority Board members have challenged the authorization and enforceability of certain agreements, including the Albuquerque lease. However, upon consummation of the Delaware Settlement, the Albuquerque lease will be assumed by AutoLend.

         (C) Garden State Park has granted the exclusive right to operate all food and retail services and to sell or rent all food products and merchandise sold or rented at the racetrack facility to Service America Corporation. The term of the agreement is for the 15 year period terminating during March 2000. Service America agreed to invest $7,000,000 in the concession premises at the racetrack facility. As of September 30, 1998, the Company is contingently liable for approximately $800,000, the undepreciated value of the equipment Service America installed at the track, if this agreement were to be terminated. At the end of the agreement or upon termination, Garden State Park would take title to such equipment.

         (D) The New Jersey Division of Gaming Enforcement ("DGE") has conducted an investigation of the Company and its directors and significant stockholders in connection with Garden State Park's and Freehold Raceway's licenses with the Casino Control Commission ("CCC") and the Racing Commission. The DGE issued a report to the CCC in September 1998 in which it objected to the qualification of the one director who did not file an application and

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

requested hearings for three stockholders. The director and one of the three stockholders have requested hearings with the CCC and if the Delaware Settlement is consummated, the other two stockholders will no longer be required to qualify. The DGE also reserved the right to continue its investigation as to additional directors in the event the Delaware Settlement is not consummated. As a result of such report and subject to the consummation of the Delaware Settlement, the CCC and/or the Racing Commission may undertake further proceedings which could potentially jeopardize the Company's racing licenses and ability to conduct business with any casino licensees, including simulcasting to Atlantic City casinos.

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

Quigley, et al. v. DeSantis, et al.

     The second Delaware Action, captioned Robert J. Quigley, Frank A. Leo, and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Joseph A. Corazzi and Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No. 15919NC ("Quigley"), is a derivative suit brought by two then Directors (Messrs. Quigley and Leo) and the Family Investment Trust (collectively, the "Quigley Plaintiffs") which alleges, among other things, that the New Directors have breached their fiduciary duties to the Company, usurped corporate opportunities belonging to the Company and incorrectly stated minutes of Board meetings to omit material discussions. The Quigley complaint alleges that the New Directors entered into certain agreements on behalf of the Company in violation of the "super-majority" voting provisions of the Company's By-laws and their fiduciary duty to the Company, including but not limited to, the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Credit Suisse loan agreement, the Tri-Party Agreement, the Bi-Lateral Agreement, the D&C option agreement, Mr. DeSantis' employment agreement and consulting agreements with Messrs. Coelho and Zappala. The Quigley complaint seeks (i) a declaratory judgement that (a) certain actions taken by the New Directors are null and void and (b) the "super-majority" By-law provisions remain in full force and effect, (ii) recision of certain actions taken by the New Directors and (iii) damages as a result of the allegedly unauthorized and allegedly unlawful conduct of the defendants. On November 7, 1997, the New Directors and the Company filed answers to the Quigley complaint denying all allegations contained in the Quigley complaint.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




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

         Upon satisfaction of certain conditions to the Delaware Settlement, the Company will deposit title to the El Rancho Property into escrow for a period of up to 270 days to permit LVEN to sell the El Rancho Property. LVEN will have the exclusive right to sell the El Rancho Property until November 20, 1998, 120 days after the date the notice of the Delaware Settlement was mailed to the Company's stockholders and up to an additional 60 days thereafter upon the occurrence of certain events. Both LVEN and the Company will have the right to sell the El Rancho Property between November 20, 1998 and April 19, 1999, 270 days after the mailing of the notice, upon the payment of at least $44.2 million to the Company. If, within 30 days prior to the end of the escrow period, LVEN obtains a $44.2 million loan for the benefit of the Company, LVEN will have a non-exclusive right to sell the El Rancho Property for an additional year, upon the payment of $44.2 million to the Company.

         Upon consummation of the Delaware Settlement, certain agreements to which the Company is a party will be terminated, including without limitation, all agreements with LVEN (including the entertainment management agreement and the $160 million profit participation note), the Bi-Lateral Agreement, the Tri-Party Agreement (other than rights of thereunder), the option agreement with D&C, the Albuquerque lease, Mr. DeSantis' employment agreement and the consulting agreements with Messrs. Coelho, Zappala and Scholl.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





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

         On May 4, 1998, all defendants filed a motion to dismiss, or, in the alternative, a motion to stay the HarrisFederal action, pending resolution of the Quigley action. The New Jersey District Court has not ruled on that motion. On May 4, 1998, the plaintiff filed an amended complaint to, among other things, add another stockholder as an additional plaintiff.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Other Litigation

         In November 1997, two separate actions were filed in the New Jersey District Court against various directors of the Company and other affiliated parties. The Company is not a party to either of these actions, both of which are summarized below:

NPD, Inc. v. Quigley, et al.

         On November 18, 1997, NPD (the Company's largest stockholder and whose stockholders are Messrs. DeSantis and Coelho), filed a complaint captioned NPD, Inc. v. Robert J. Quigley, Francis W. Murray, Frank A. Leo, Charles R. Dees, Jr., John Mariucci, Frank Koenemund and James J. Murray, C.A. 97-CV-5657 ("NPD"), in the New Jersey District Court. The complaint alleges, among other things, that Messrs. Quigley, Francis Murray, Leo and Dees, each of whom was at the time a director of the Company, and Messrs. Mariucci, Koenemund and James Murray, each of whom is a former director of the Company, conspired with one another and Brennan to defraud NPD by (i) approving and subsequently concealing from NPD the existence of the "super-majority" voting provision of the Company's Bylaws and (ii) purporting to repeal such provision and subsequently filing suit in an effort to restore such provision, all of which has had the effect of attempting to deprive NPD of control of the Company and perpetuating the control of Brennan and his associates. The NPD suit seeks compensatory and punitive damages. On January 8, 1998, the defendants served a motion to dismiss NPD's complaint. The NPD action is at a standstill as the parties have entered into the Delaware Stipulation. Upon satisfaction of the conditions set forth in the Delaware Stipulation, the NPD action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to such actions. The Company is not a party to the NPD suit.

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

         The Company is a defendant in various other lawsuits incidental to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have material adverse effect on the Company's financial position, results of operations, or cash flows.


(8)      DEFERRED FINANCING COSTS

          Deferred financing costs at September 30, 1998 include those amounts associated with its May 23, 1997 financing agreement with Credit Suisse. (See
Note 5). These costs of $6,238,731, less amortization of $4,129,067, are being expensed over the two year life of the loan. Amortization expense for the three months ended September 30, 1998

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

and 1997 was $763,789 and $761,204, respectively.


(9)      STOCK OPTIONS AND WARRANTS

         (A)      EMPLOYEE AND  NON-EMPLOYEE OPTIONS

         The fair value of options issued recognized as non-employee option costs during the three months ended September 30, 1998 and 1997 was $0 and $797,138, respectively. At September 30, 1998, total employee options outstanding were 1,300,000 and total non-employee options outstanding were 600,000. Options to purchase an aggregate of 6,000,000 shares of Common Stock have been granted, subject to stockholder approval, to the Company's Chief Executive Officer and Chairman of the Board and are not reflected in the above amounts. On August 21, 1997, the Company granted non-qualified stock options to purchase an aggregate of 300,000 shares of Common Stock to certain directors. Upon consummation of the Delaware Settlement, options to purchase an aggregate of 6,300,000 shares of Common Stock will be terminated. (See Note 7.)

         (B)      WARRANTS

         At September 30, 1998, total warrants outstanding were 1,671,847 and have been accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho property. The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho property has been capitalized and will be amortized when the facility becomes operational; however, the Company has determined to dispose of the El Rancho Property.


(10)     RELATED PARTY TRANSACTIONS

         During the three months ended September 30, 1998, the Company paid $30,000 in consulting fees, $10,000 for director fees, $1,500 for an auto allowance and $5,956 in expense reimbursements to Anthony Coelho, the Company's Chairman, pursuant to an agreement effective January 15, 1997. Mr. Coelho's consulting agreement is month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each board meeting he attends and a $500 monthly automobile allowance. In the pending litigation, which is currently stayed and will be dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. Under the terms of the Delaware Settlement, neither the Company nor its subsidiaries shall pay to Mr. Coelho more than $10,000 per month as consulting fees and payment of regular directors fees and upon consummation of the Delaware Settlement, Mr. Coelho's consulting agreement will be terminated and options granted to him in the consulting agreement will be canceled.

     The Company pays Mr. Scholl, $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. Upon consummation of the Delaware Settlement, Mr. Scholl's consulting arrangement will be terminated. Mr. Scholl is currently the Secretary of Casino-Co and was President and a director of Casino-Co from March 1996 to May 19, 1997.

         The Company pays $10,000 per month to Mr. Zappala for ongoing consulting services and for the first quarter of fiscal 1999, Mr. Zappala was paid $4,000 for director fees and $1,277 of reimbursed expenses. Upon consummation of the Delaware Settlement, Mr. Zappala's consulting arrangement will be terminated.

         For additional information regarding related party transactions see Footnote16 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




(11)     STOCK TRADING INFORMATION

         Effective August 7, 1998, the Company's Common Stock and its Preferred Stock were delisted from trading on the American Stock Exchange ("AMEX") for the failure to comply with certain listing criteria. Neither the Common Stock nor the Preferred Stock has been traded on AMEX since October 13, 1997 when it was suspended because the Company had not filed its Annual Report on Form 10-K for fiscal 1997 within the Securities and Exchange Commission's prescribed time period. Application is being made to initiate quotation of the Common Stock and the Preferred Stock on the OTC Bulletin Board. In the interim, the stock is listed for quotation on the NQB Pink Sheets.

         SUBSEQUENT EVENTS

          (A) On November 3,1998, New Jersey voters approved an amendment to the state constitution giving the legislature the power to enact laws authorizing the specific kind, restrictions and control of wagering on horse races. The amendment will give the Legislature the power to respond to the changing needs of New Jersey's horse racing industry which faces strong competition from New York, Pennsylvania, and Delaware racetracks and other forms of gambling.


          (B) The Company has been advised that Penn National Gaming, Inc., a Pennsylvania corporation which owns, operates and conducts wagering at racetracks and off-track wagering facilities in Pennsylvania and West Virginia, has entered into a joint venture agreement with Greenwood New Jersey, Inc., to purchase the Company's racing operations. Greenwood New Jersey, Inc. had previously entered into a July 2, 1998 asset purchase agreement with the Company to purchase the real property and related assets at Freehold Raceway and lease the real property and related assets at Garden State Park. (See Note 2) Pursuant to the joint venture, upon satisfaction of certain conditions (which include, without limitation, the Company's approval New Jersey regulatory approvals, Hart-Scott Rodino compliance and creditor approvals), Penn National is to acquire a 50% interest in Greenwood New Jersey, Inc. The Company is not a party to the joint venture agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

         The Company's working capital, as of September 30, 1998, was a deficit of ($37,749,630) which represents a decrease in the deficit of approximately $5,750,000 from the September 30, 1997 working capital deficit of ($43,499,328). The decrease in the deficit was caused in part by the re-classification of certain assets and current liabilities in connection with the discontinued racetrack operations, offset by losses incurred from operations. On May 23, 1997, the Company obtained a credit facility from Credit Suisse. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Proceeds of the Credit Suisse
Credit Facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and were used to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the LIBOR. Of the remaining facility borrowings, approximately $16.8 million was placed in various escrow accounts ( including $10 million in an interest reserve account, which balance at September 30, 1998 was $974,471), financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. At September 30, 1998, the interest rate on the Credit Suisse Credit Facility was 12.34%. The Company is not in compliance with certain non-financial covenants of the Credit Suisse Credit Facility. As a result of not receiving waivers of these violations, Credit Suisse could accelerate the $55 million loan at anytime. The loan matures June 1, 1999.

         The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") pursuant to which $10 million of the aggregate principal amount of the CSFB Note can be converted in certain circumstances, including on the maturity date of the CSFB Note, upon the prepayment of at least $10 million in an aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, pursuant to the Credit Suisse loan agreement, Credit Suisse was granted warrants to purchase 1,044,000 shares of Common Stock at an exercise price of $4.375 per share (subject to adjustment in certain events). Warrants to purchase 546,847 shares of Common Stock are immediately exercisable and warrants to purchase 497,153 shares of Common Stock become exercisable upon certain events.

         The net loss for the three months ended September 30, 1998 was ($1,999,452). Cash flows used in operating activities amounted to approximately $482,000. The net loss incurred by the Company includes approximately $1,200,000 of non-cash expenses during the period.

         Cash provided by financing activities was $1,740,543 during the three months ended September 30, 1998, consisting principally of amounts drawn from the Credit Suisse interest escrow account in the amount of $1,987,585.

         The Company's scheduled principal payment on debt service are expected to be approximately $55,514,000 during the twelve months ending September 30, 1999. Additionally, the Company may be obligated to repay an additional indebtedness of approximately $11,500,000 in connection with Freehold Raceway if a sale of such facility is consummated. (See discussion below).

         Provided Credit Suisse does not make a demand for payment on the CSFB Note, and continues to release funds in the interest reserve account, the Company currently estimates that the funds made available from the Credit Suisse Credit Facility and placed in the interest reserve account, together with cash generated from the Company's operations prior to the sale of the discontinued operations, will be sufficient to finance its current operations and expected expenditures and carrying costs of the El Rancho Property until February 1999.

     Prior to June 30, 1998, the Company determined to sell its racetracks. On July 2, 1998 the Company announced that it had entered into an asset purchase agreement with Greenwood New Jersey, Inc. ("Greenwood"), a wholly-owned

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1998

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

         On July 2, 1998, the Company entered into the Delaware Stipulation to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. The Delaware Settlement is subject to a number of conditions, including, without limitation, an agreement with Credit Suisse or an alternate lender. The Delaware Settlement will result in the Company's purchase from NPD of approximately 2.9 million shares of the Company's Common Stock for $4.6 million, plus the assumption by the Company of NPD's $5.8 million promissory note now held by Robert E. Brennan's Bankruptcy Trustee, the retirement of approximately 2.1 million additional shares of the Company's Common Stock owned by LVEN, the resignation of certain of the Company's Board members and the termination of various agreements. The Delaware Settlement also contemplates the disposition of the Company's non-operating El Rancho Property. The Delaware Settlement will not result in the release by the Company of any claims against Credit Suisse or Standard Capital Group.

         The timing of the events stated above cannot be estimated at this time (however, it is expected that the racetrack properties will be sold or leased by June 30, 1999) and will materially affect the liquidity of the Company. When the sale and lease of the racetrack properties occurs as outlined above, a portion of cash proceeds from the Greenwood Transaction and sale of the El Rancho Property will be used to reduce the Company's outstanding debt; the Company does not know how much, if any, of such proceeds will be available to the Company after repayment of its debt. Due to the materiality of these outstanding events, the timing and the proceeds to be received from the asset sales, and the timing of the consummation of the Delaware Settlement, it is impossible to estimate the liquidity needs of the Company at this time. In the event the Company and its lenders are unable to agree upon satisfactory terms, the Company will need to complete a financing arrangement with an alternative lender in order to complete the anticipated Delaware Settlement and to provide liquidity beyond February 1999.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company is in violation of several loan covenants with its major lender, is party to various legal proceedings and their proposed settlements, and has sustained a loss of approximately $18.3 million for the year ended June 30, 1998 and a loss of approximately $2,000,000 for the three months ended September 30, 1998, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1998


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


Results of Operations for the Three Months Ended September 30, 1998 and 1997

         Prior to June 30, 1998, the Company determined to sell its racetracks. On July 2, 1998, the Company entered into the Greenwood Agreement. Accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the periods presented. Also, on the same date, the Company entered into the Delaware Stipulation to settle certain pending litigation. Among other actions, the Delaware Settlement contemplates the disposition of the El Rancho Property.

          For the first quarter of Fiscal 1999, The Company's loss from continuing operations was ($4,142,156) as compared to a loss from continuing operations for the comparable period in prior fiscal year of ($4,770,146), a decrease in the loss of $627,990. This decrease in the loss from continuing operations was primarily the result of a decrease in general and administrative expenses primarily as a result of non-employee option expense of $795,858 recognized in the prior fiscal year's first quarter, partially offset by a decrease in interest income and an increase in amortization of finance costs and casino carrying costs in the comparable quarters.

         Income from discontinued operations was $2,142,704 for the first quarter of Fiscal 1999 as compared to income from discontinued operations for the first quarter of Fiscal 1998 of $1,726,264, an increase of $416,440. During the first quarter of Fiscal 1999, revenue from racetrack operations at Freehold Raceway and Garden State Park decreased by an aggregate of $236,905 from the comparable prior fiscal quarter and racetrack operating expenses decreased by $665,229 during the same period, primarily as a result of a decrease in wages and benefits and outside services at the two facilities.
See the separate results for Garden State Park and Freehold Raceway below.

         During the first quarter of Fiscal 1999, the Company incurred a net loss of ($1,999,452) as compared to a net loss of ($3,043,882) for the comparable quarter in Fiscal 1998. The decrease in net loss of $1,044,430 was the result of those differences described above.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1998


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

         o        Garden State Park

         Garden State Park's Fiscal 1999 Harness Meet began September 4, 1998 and is scheduled to run 51 days until December 12, 1998. Garden State Park has requested approval from the New Jersey Racing Commission to run a 31 day Thoroughbred Meet from April 9, 1999 to May 29, 1999 and a 52 day Harness Meet in fiscal 2000 from August 27, 1999 to December 18, 1999. During these race meetings, Garden State Park simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the year.

         During the three months ended September 30, 1998, Garden State Park's revenue of $6,075,048 decreased ($278,739) from the $6,353,787 for the corresponding three month period, primarily reflecting the effect of a decrease in revenues generated from simulcasting to other racetracks and in live wagering income. Expenses decreased $475,402 or 8%. The decreased expense is principally attributable to a decrease in wages and benefits of $80,000 or 4% as a result of the Company's effort to cut overhead and operating costs, a reduction of outside services during simulcast periods and a reduction in utilities, insurance and materials and supplies. As a result of the decreased revenues and an even greater decrease in expenses, Garden State Park realized net income of $859,386, as compared to net income of $662,723 in the same quarter of the prior fiscal year.

         During the three month period ended September 30, 1998, the average live wagering at Garden State Park was $118,000, a 22% decrease from the corresponding prior period. During the first quarters of Fiscals 1998 and 1997, 15 and 14 days, respectively, of live racing were conducted. During the periods of live racing, Garden State Park also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks decreased 17% over the prior year. During the period of live racing and most other days, Garden State Park receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $285,000 for the three months ended September 30, 1998, a 5% decrease from the corresponding prior period amount of $300,000.

         o        Freehold Raceway

         The Company conducts its Harness Meet through Freehold Racing Association, Inc. ("FRA") and Atlantic City Harness, Inc. ("ACH"), the operating companies of Freehold Raceway. The FRA Fiscal 1999 Harness Meet began August 13, 1998 and is scheduled to run for 99 days thru December 31, 1998. ACH has requested approval from the New Jersey Racing Commission to run its Fiscal 1999 Harness Meet for 101 days from January 1, 1998 through May 31, 1999. FRA has applied for approval from the New Jersey Racing Commission to run its fiscal 2000 Harness Meet for 91 days from August 12, 1999 through December 31, 1999.

          During the three months ended September 30, 1998, Freehold Raceway's revenue was $8,230,333, a slight increase from the corresponding three month period of the prior year, primarily reflecting the result of an increase in revenues from receiving simulcasting, partially offset by a decrease in revenues resulting from a 2 day decrease in the number of live race days and decreases in average wagering from live racing and sending simulcasting. Expenses decreased $189,827 or 3% for the three months ended September 30, 1998 when compared to the same period last year, primarily as a result of the Company's continued effort to cut overhead and operating costs. As a result of the overall increased revenues and decreased expenses, Freehold Raceway realized net income of $1,283,318 as compared to net

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1998

income of $1,063,542 in the same quarter last year.

         During the three month period of harness racing ended September 30, 1998, the average live wagering at Freehold Raceway was $217,638, a 6% decrease from the corresponding prior period amount of $230,573. During the three month period ended September 30, 1998, 35 live days of wagering were conducted and 37 days were conducted in the corresponding prior period. During the periods of live racing, Freehold Raceway also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks decreased 6% over the prior year. During periods of live racing and most other days, Freehold Raceway receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $325,880 for the three months ended September 30, 1998, a 4% increase from the corresponding prior period amount of $312,880.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION


Item 6.

         During the quarter ended September 30, 1998, the registrant filed the following Current Reports on Form 8-K:



        Date                                       Subject Matter
----------------------         -------------------------------------------------


         July 2, 1998      Sale and lease of racetrack assets

         August 7, 1998    Delisting of the Company's Common and
                           Preferred Stock from the American Stock
                             Exchange

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




November 13, 1998        /s/Nunzio P. DeSantis
                         Nunzio P. DeSantis, President,
                         Chief Executive Officer and Director
                         (Principal Executive Officer)



November 13, 1998         /s/William H. Warner
                          William H. Warner
                          Treasurer
                          (Principal Financial and Accounting Officer)