Form 10-Q
period 1998-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1999-02-16
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                  Class                 Outstanding at February 12, 1999
      Common Stock, $ 2.00 par value           8,980,227 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                     PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                         as of December 31, 1998 and June 30, 1998 ...1-2

                  Consolidated Statement of Stockholders' Equity
                         for the Six Months ended December 31, 1998 ....3

                  Consolidated Statements of Operations
                         for the Three Months and Six Months ended
                         December 31, 1998 and 1997  ...................4

                  Consolidated Statements of Cash Flows
                         for the Six Months ended
                         December 31, 1998 and 1997 ....................5

                  Notes to Financial Statements  ....................6-21

         Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations ................................22-28

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security
                         Holders ......................................29

         Item 6.  Exhibits and Reports on Form 8-K  ...................29

SIGNATURES        .....................................................30

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1998 AND JUNE 30, 1998

                                     ASSETS

                                                      December 31,
                                                         1998           June 30,
                                                      (UNAUDITED)         1998
                                                      -----------      ---------
CURRENT ASSETS:
        Cash and Cash Equivalents ................ $      166,344 $      213,795
        Reserve Escrow Deposits ..................      8,095,191     10,460,881
        Accounts Receivable ......................         33,294         36,838
        Prepaid Expenses .........................        175,473        322,313
        Other Current Assets .....................        238,063        325,756
        Net Assets of Discontinued
         Operations - Current                          12,228,066     12,235,217
                                                       ----------     ----------
             TOTAL CURRENT ASSETS ................     20,936,431     23,594,800
                                                       ----------     ----------


NET ASSETS OF DISCONTINUED OPERATIONS - Long Term      44,846,448     45,626,944
                                                       ----------     ----------

PROPERTY HELD FOR SALE ...........................     47,384,425     47,434,670
                                                       ----------     ----------

LAND, BUILDINGS AND EQUIPMENT:
        Land and Buildings .......................        214,097        214,097
        Equipment ................................        801,484        814,927
                                                        ----------     ---------
                                                        1,015,581      1,029,024
        LESS: Accumulated Depreciation
               and Amortization                           323,936        308,162
                                                        ----------     ---------

             TOTAL LAND, BUILDINGS AND
               EQUIPMENT, NET ....................        691,645        720,862
                                                          -------        -------


OTHER ASSETS:
        Deposits and Other Assets ................          3,172          3,172
        Deferred Financing Costs, Net ............      1,343,850      2,872,453
                                                        ---------      ---------
             TOTAL OTHER ASSETS ..................      1,347,022      2,875,625
                                                        ---------      ---------


TOTAL ASSETS .....................................   $115,205,971   $120,252,901
                                                     ============   ============



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1998 AND JUNE 30, 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                  December 31,
                                                      1998              June 30,
                                                   (UNAUDITED)            1998
                                                   -----------      -----------
CURRENT LIABILITIES:
        Accounts Payable .....................$        311,742 $        278,786
        Accrued Expenses .....................       3,847,696        4,852,328
        Current Maturities of Long-Term Debt .      55,069,475       55,208,426
                                                    ----------       ----------
             TOTAL CURRENT LIABILITIES .......      59,228,913       60,339,540
                                                    ----------       ----------


COMMITMENTS AND CONTINGENCIES                            -                -


STOCKHOLDERS' EQUITY:
        Series A Preferred Stock, $100.00
          Par Value, Authorized 500,000
          Shares, Issued and Outstanding,
          362,481 and 362,480 Shares,
          Respectively .......................      36,248,075       36,247,975
        Common Stock, $2.00 Par Value,
          Authorized25,000,000 Shares,
          Issued and Outstanding,
          13,978,107 and 13,978,099 Shares,
          Respectively........................      27,956,213       27,956,197
        Capital in Excess of Par .............      25,878,108       25,878,224
        (Deficit) (subsequent to
          June 30, 1993,date of
          quasi-reorganization) ..............     (34,071,171)     (30,132,368)
                                                   -----------      -----------
             TOTAL ...........................      56,011,225       59,950,028
        LESS: Deferred Compensation, Net .....          34,167           36,667
                                                   -----------      -----------
             TOTAL STOCKHOLDERS' EQUITY ......      55,977,058       59,913,361
                                                    ----------       ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 115,205,971    $ 120,252,901
                                                 =============    =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998


                                    Preferred                   Common
                                    ---------                   ------
                              Number of                 Number of
                                Shares       Amount       Shares       Amount
                                ------       ------       ------       ------
BALANCE - JUNE 30, 1998 .....  362,480 $   36,247,975   13,978,099   $27,956,197

   Shares Issued for
      Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse
      Stock Split effected
      on March 13, 1992......        1          100            8            16
   Amortization of Deferred
      Compensation Costs ....       --           --           --            --
   Net (Loss) for the
      Six Months Ended
       December 31, 1998 ....       --           --           --            --
                                ------       ------       ------       ------
BALANCE - DECEMBER 31, 1998 .  362,481 $   36,248,075   13,978,107   $27,956,213
                               ======= ==============   ==========   ===========


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998



                                   Capital        Retained
                                  in Excess       Earnings      Deferred
                                    of Par        (Deficit)   Compensation      Total
                                    ------        ---------   ------------      -----
BALANCE - JUNE 30, 1998 .....   $ 25,878,224    $(30,132,368)   $(36,667)   $ 59,913,361

   Shares Issued for
      Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse
      StockSplit effected
      on March 13, 1992 .....           (116)           --          --              --
   Amortization of Deferred
      Compensation Costs ....           --              --         2,500           2,500
   Net (Loss) for the
      Six Months Ended
       December 31, 1998 ....           --        (3,938,803)       --        (3,938,803)
                                ------------    ------------    --------    ------------
BALANCE - DECEMBER 31, 1998 .   $ 25,878,108    $(34,071,171)   $(34,167)   $ 55,977,058
                                ============    ============    ========    ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS AND FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997



                                                    Three Months Ended                Six Months Ended
                                                        December 31,                     December 31,
                                                        ------------                     ------------
                                                    1998            1997            1998            1997
                                                    ----            ----            ----            ----
EXPENSES:
        General & Administrative Expenses ..   $  1,422,746    $  2,106,656    $  2,735,322    $  4,169,608
        Interest Expense ...................      1,741,703       1,796,057       3,523,973       3,579,157
        Interest Income ....................        (80,621)       (215,233)       (213,081)       (424,837)
        Amortization of Financing Costs ....        765,813         762,776       1,529,602       1,523,980
        El Rancho Property Carrying Costs ..        203,551         201,548         619,533         574,042

(LOSS) FROM CONTINUING OPERATIONS                ----------      ----------      ----------      ----------
   BEFORE DISCONTINUED OPERATIONS ..........     (4,053,192)     (4,651,804)     (8,195,348)     (9,421,950)


INCOME FROM DISCONTINUED OPERATIONS
        Income from operations
          of discontinued racetrack
          operations (less applicable
          incometaxes of $65,500 and
          $19,722 for the three months
          ended December 31, 1998 and
          1997, respectively,
          and $127,500 and $69,837
          for the six months
          ended December 31, 1998
          and 1997, respectively) ..........      2,113,840       2,453,968       4,256,544       4,180,232
                                                  ---------       ---------       ---------       ---------

NET (LOSS) .................................   $ (1,939,352)   $ (2,197,836)   $ (3,938,805)   $ (5,241,718)
                                               ============    ============    ============    ============

BASIC PER SHARE DATA:

(LOSS) BEFORE DISCONTINUED OPERATIONS ......   $      (0.28)   $      (0.33)   $      (0.58)   $      (0.67)

INCOME FROM DISCONTINUED OPERATIONS ........           0.15            0.18            0.30            0.30
                                                   ---------       ---------       ---------       ---------
NET (LOSS) .................................   $      (0.14)   $      (0.16)   $      (0.28)   $      (0.37)
                                                ============    ============    ============    ============
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING ................     13,978,103      13,978,076      13,978,107      13,978,064
                                                ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                                             Six Months Ended
                                                                                December 31,
                                                                        ---------------------------
                                                                            1998           1997
                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

        (LOSS) FROM CONTINUING OPERATIONS ...........................   $(8,195,348)   $(9,421,950)
                                                                        -----------    -----------
        Adjustments to reconcile (loss)  to net cash (used)
          provided by operating activities:
                Income from discontinued racetrack operations .......     4,256,544      4,180,232
                Depreciation and Amortization .......................     1,564,029      2,389,593
                Compensation for Options Granted ....................             0        808,275
                Loss on Sale of Fixed Assets ........................        32,673
                Changes in Assets and Liabilities -
                   (Increase) in Restricted Cash and Investments ....             0      2,174,908
                   (Increase) in Accounts Receivable ................         3,544       (651,336)
                   Decrease (Increase) in Other Assets ..............        87,693       (251,824)
                   Decrease in Prepaid Expenses .....................       146,840        406,934
                   (Decrease) Increase in Accounts and Purses Payable
                    and Accrued Expenses ............................      (916,311)    (1,975,138)
                   Increase in Deferred Revenue .....................             0       (936,198)
                                                                         -----------
        CASH (USED IN) CONTINUING OPERATING ACTIVITIES ..............    (3,053,009)

        CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES ..........     1,120,561
                                                                         -----------    -----------
        NET CASH (USED IN) OPERATING ACTIVITIES .....................    (1,932,448)    (3,243,831)
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Land ......................................             0      8,449,904
    Development of El Rancho Property ...............................             0       (114,251)
    Deposits on New Mexico Racetrack Options ........................             0       (600,000)
    Capital Expenditures ............................................        (2,709)      (449,373)
    (Increase) in Other Investments .................................             0        (27,235)
                                                                         -----------
        CASH (USED IN) CONTINUING INVESTING ACTIVITIES ..............        (2,709)
        CASH(USED IN) DISCONTINUED INVESTING ACTIVITIES .............       (52,404)
                                                                         -----------    -----------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .........       (55,113)     7,259,045
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred Financing Costs ........................................             0        (22,445)
    Escrow Deposits Utilized ........................................     2,365,690      5,661,749
    Deposits to Reserve Escrow Deposits from Land Sale ..............             0     (1,370,120)
    Decrease in Balances Due From Discontinued Subsidiaries .........     5,038,071              0
    Principal Payments on Sun Mortgage ..............................             0     (6,000,000)
    Principal Payments on Short Term Notes ..........................      (138,950)      (773,122)
    Principal Payments on Long Term Notes ...........................             0       (247,832)
                                                                         -----------
        CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES ............     7,264,811
        CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES ............    (6,018,205)
                                                                         -----------    -----------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........     1,246,606     (2,751,770)
                                                                          ---------     ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ................      (740,955)     1,263,444
          LESS CASH AND CASH EQUIVALENTS (USED IN)
            DISCONTINUED OPERATIONS .................................       693,504           --
        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
          FROM CONTINUING OPERATIONS ................................       213,795      3,784,895
                                                                         -----------    -----------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD .................. $     166,344 $    5,048,339
                                                                      ============= ==============

        Supplemental Disclosures of Cash Flow Information:
                Cash paid during the period for:
                Interest                                              $   3,926,622 $    3,535,751
                Income Taxes                                          $           0 $      100,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:

     During the six months ended December 31, 1998 and 1997, the Company recorded an unrealized loss of $10,840 and $20,000, respectively, on trading securities.

     During the six months ended December 31, 1997, the Company issued options to purchase 300,000 shares of Common Stock at a fair value of $786,000 to three of the Company's directors.

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     On January 28, 1999, the Company completed the sale of Freehold Raceway and a ten acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities. Prior to June 30, 1998, the Company determined to sell its racetracks and, accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the periods presented. (See Notes 2 and 14)

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. As discussed in Notes 2, 7 and 14, the Company has obtained waivers in connection with the violation of several non-financial loan covenants with its primary lender. However, the remaining debt to the Company's primary lender is due June 1, 1999 unless an extension is obtained. The Company is considering alternative financing sources. However, there can be no assurance that the Company will be successful in such endeavors.

     The Company has sustained losses of approximately $18.3 million and $17.4 million during fiscals 1998 and 1997, respectively, and a net loss of approximately $4 million for the six months ended December 31, 1998. The Company believes its projected cash flows from its current operations will be sufficient until June 1, 1999 when the debt to the Company's primary lender is due, and there can be no assurances beyond that date.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     In  connection  with  the  sale  and  lease  of  the  Company's   racetrack
operations, the Company is considering the acquisition of one or more operating businesses.

(2)  SALE AND LEASE OF ASSETS

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns
Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). The purchase price was $46 million ($1 million of which will be held in escrow to cover certain indemnification and other obligations of the Company), with an additional $10 million in contingent promissory notes (the "Contingent Notes") which become effective upon, among other things, New Jersey's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved in New Jersey in the future. Greenwood Racing, Inc. will guarantee the performance by the purchaser of all obligations under the Contingent Notes, and following a consummation of a joint venture with Greenwood Racing, Inc., Penn National Gaming, Inc. ("Penn National"), (which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

off-track betting parlors in Pennsylvania), will also guarantee the Contingent Notes.

         The proceeds of the Greenwood Transaction were principally used by the Company to pay off the first lien on the assets of Freehold Raceway, reduce the outstanding balance on the Company's loan from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") to $30.5 million and to consummate the Delaware Settlement (See note 3). In addition, Credit Suisse also released to the Company approximately $1.475 million from its escrow reserves for working capital purposes. (See note 6.)

(3)  LITIGATION SETTLEMENT

         On January 28, 1999, the Company consummated the settlement under the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery (the "Delaware Settlement").

     The Company also consummated the settlement under the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery ( the "Delaware Settlement"). Under the Delaware Settlement, the Company purchased from NPD, Inc. ("NPD") approximately 2.9 million shares of ITB common stock (the "NPD Shares") for $4.6 million, plus the assumption by ITB of NPD's $5.8 million promissory note (the "NPD Note") held by Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Bankruptcy Trustee"). The purchase price for the NPD Shares was reached in settlement of certain claims against NPD and certain directors. In addition, $2 million pledged to secure the NPD Note, plus accrued interest thereon, was returned to AutoLend Group, Inc., a company in which Nunzio P. DeSantis is the Chairman, President and principal stockholder and Anthony Coelho is a director.

     In connection with the Delaware Settlement, the Company sought the approval of the United States Bankruptcy Court for the District of New Jersey in the action captioned In re Robert E. Brennan, Case No. 95-35502, of the Delaware Settlement, including the Company's purchase of the NPD Shares and its assumption of the NPD Note. This approval was received, and the Company consummated a settlement with the Bankruptcy Trustee, as holder of the NPD Shares and the NPD Note (the "Trustee Settlement"). Pursuant to the Trustee Settlement, the Bankruptcy Trustee received (a) a pay down of the $5,808,032 NPD Note to $3,558,032; (b) a newly executed "ITB Note" in the amount of $3,558,032, on substantially the same terms as the NPD Note (except that the ITB Note matures on the earlier of January 15, 2001 or the closing of the sale of the Company's non-operating El Rancho hotel and casino site in Las Vegas, Nevada (the "El Rancho Property") or of Garden State Park (the "Garden State Property")); (c) a security interest in the former NPD Shares now held pursuant to a pledge and escrow agreement between the Company and the Bankruptcy Trustee;
(d) payment of the Bankruptcy Trustee's expenses in connection with the Trustee Settlement; (e) subordinate interests in the land and collateral on the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note. Pursuant to the Trustee Settlement
(a) the Company was able to consummate the terms of the Delaware Settlement, (b) the Bankruptcy Trustee executed and delivered releases in favor of all parties to the Delaware Settlement, and (c) the Company received the right to defer the payment of certain interest payments due under the ITB Note until the maturity of such ITB Note.

         Upon the  consummation  of the  Delaware  Settlement,  Anthony  Coelho,
Nunzio P. DeSantis and Joseph Zappala resigned from the Company's Board of Directors and terminated their employment and consulting agreements with the Company. The continuing directors of the Company are Francis W. Murray and Robert J. Quigley.

     The Delaware Settlement also contemplates a potential disposition on or before 4/20/99 (subject to a possible extension) of the Company's non-operating El Rancho hotel and casino site in Las Vegas, Nevada (See Notes 3 and 9a). Of the proceeds of any such sale, a required minimum of $44.2 million will be paid to the Company, which will be used to retire the Company's outstanding debt to Credit Suisse. These can be no assurance that the Company will be able to dispose of the El Rancho property on terms contemplated by the Delaware Settlement.

     As part of the Delaware Settlement, Las Vegas Entertainment Network, Inc. has returned to the Company for cancellation approximately 2.1 million shares of the Company's common stock and has terminated all of its contractual arrangements with the Company.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  DISCONTINUED OPERATIONS

     On January 28, 1999, the Company completed the sale of the real property and related assets at Freehold Raceway and a ten acre parcel of land at the Garden State Park facility and the lease of the real property and related assets of Garden State Park for a seven-year period. (See Notes 2 and 14).

         The discontinued operations are summarized as follows:

                                              Three Months Ended         Six Months Ended
                                                 December 31,               December 31,
Discontinued Racetrack Operations:            1998          1997         1998          1997
                                              ----          ----         ----          ----
  Revenue .............................   $19,918,240   $20,643,514   $34,223,621   $35,185,801
                                          -----------   -----------   -----------   -----------
  Expenses:
      Cost of Revenues:
         Purses .......................     8,023,818     7,958,659    12,074,467    12,019,763
         Operating Expenses ...........     7,792,461     8,434,144    14,248,701    15,340,543
         Depreciation & Amortization ..       404,306       416,783       823,323       832,298
      General & Administrative Expenses     1,316,563     1,135,572     2,288,411     2,294,474
      Interest Expenses ...............       201,752       224,666       404,675       448,654
                                          -----------   -----------   -----------   -----------
                 Total Expenses .......    17,738,900    18,169,824    29,839,577    30,935,732
                                          -----------   -----------   -----------   -----------
Income From Discontinued Racetrack
Operations Before Taxes ...............     2,179,340     2,473,690     4,384,044     4,250,069
      Income Tax Expense ..............        65,500        19,722       127,500        69,837
                                          -----------   -----------   -----------   -----------
Income From Discontinued
 Racetrack Operations .................   $ 2,113,840   $ 2,453,968   $ 4,256,544   $ 4,180,232
                                          ===========   ===========   ===========   ===========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      The net assets of the operations to be disposed of included in the accompanying consolidated balance sheet as of December 31, 1998 consist of the following:
                                         Freehold    Garden State
                                          Raceway        Park
Classified As:                            Current     Non-Current
                                       ------------- ------------
Current Assets ........................$   4,803,947 $  2,589,251
Land, Building and Equipment, Net .....   21,915,573   45,704,977
Other Assets ..........................    2,895,392      225,644
                                       -------------  -----------
  Total Assets ........................   29,614,912   48,519,872
                                       -------------  -----------

Current Liabilities ...................    6,552,297    3,349,147
Long-Term Debt, Net of Current Portion    10,834,549      324,278
                                       -------------  -----------
Total Liabilities .....................   17,386,846    3,673,425
                                       -------------  -----------
  Net Assets of Discontinued
       Operations......................$  12,228,066 $ 44,846,447
                                        ============  ===========

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

  Cash flows from discontinued operations for the six months ended December 31, 1998 consist of the following:

Cash Flows From Discontinued Operating Activities:

Income ........................................................  $    4,256,544

Adjustments to reconcile income to to net cash provided by discontinued operating activities



        Depreciation and Amortization .........................         823,323

        Changes in Assets and Liabilities:

                  Decrease in Restricted Cash
                   and Investments ............................       1,932,372

                  Increase in Accounts Receivable .............      (1,872,252)

                  Increase in Other Assets ....................          (2,373)

                  Decrease in Prepaid Expenses ................         484,674

                  Increase in Accounts and
                   Purses Payable and Accrued Expenses ........         261,283

                  Decrease in Deferred Revenue ................        (506,466)
                                                                     ----------
Net Cash Provided by Discontinued
  operating Activities(Excluding Income) .......................       1,120,561
                                                                    -----------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Cash Flows From Discontinued Investing Activities:
        Capital Expenditures ....................................       (49,906)

        (Increase) in Other Investments .........................        (2,498)
                                                                    -----------
        Net Cash (Used In) Discontinued Investing Activities ....       (52,404)
                                                                    -----------

Cash Flows from Discontinued Financing Activities:
        Principal Payments on Short Term Notes ..................      (140,230)

        Decrease in Balances Due To Parent Company ..............    (5,038,071)

        Principal Payments on Long Term Notes ...................      (839,904)
                                                                    -----------
        Net Cash (Used In) Discontinued Financing Activities ....    (6,018,205)
                                                                    -----------

        Net Decrease in Cash and Cash Equivalents From
          Discontinued Operations ...............................      (693,504)

              Cash and Cash Equivalents at Beginning of
               Year From Discontinued Operations.................     3,166,904
                                                                    -----------
              Cash and Cash Equivalents at End of Period
               From Discontinued Operations .....................   $ 2,473,400
                                                                    ===========

(5)  PROPERTY HELD FOR SALE

     On January 28, 1999, the Company consummated the settlement under the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery (the "Delaware Settlement")(See Note 3). As part of the Delaware Stipulation, the Company has provided for the sale of the El Rancho Property (See Note 3). As of June 30, 1998, the El Rancho Property had been reclassified to "Property held for Sale" after recording an impairment charge during the fourth quarter of Fiscal 1998 of approximately $3,430,000 to adjust it to fair value, after taking into account the estimated fair value of the reversion of the LVEN shares (See Note 3). In the absence of a public market for the Company's Common Stock, management has determined the estimated fair value of the Common Stock to be the anticipated book value attributable to the Common Stock after taking into account the estimated operating results until the disposition of the racetrack operations, the disposal of the racetrack assets and the El Rancho Property, and other transactions contemplated in the Delaware Settlement. (See Notes 2,3 and 14).

(6)  RESERVE ESCROW DEPOSITS

     At December 31, 1998, $8,095,191 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"). The financing agreement provided for reserve accounts to be held by LaSalle National Bank ("the Depository"). On the maturity date of the credit facility, any amounts remaining on deposit shall, at Credit Suisse's option, be applied against outstanding borrowings or returned to the Company. In connection with the January 28, 1999 sale of Freehold Raceway, the sale of a ten acre parcel at Garden State Park and the lease of the Garden State Park facility, Credit Suisse released to the Company approximately $1.475 million from its escrow reserves for working capital purposes. At January 28, 1999, the balance in the Interest Reserve, the El

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Rancho Reserve and the Income Tax Reserve accounts totaled $3.635 million and the Company used $3 million to pay down debt and related fees.(See Notes 2, 3 and 14)

The Escrow Accounts are summarized below:

        Account              December 31, 1998
-------------------------  -------------------
Interest Reserve                 $         -0-
El Rancho Reserve                    2,293,666
Working Capital                      2,130,121
Tax and Insurance Reserve            2,262,537
Deferred Maintenance                   408,867
Environmental Remediation            1,000,000
                                  ------------
                         Total   $   8,095,191
                                  ============

(7)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:
                                                                          December 31, 1998
                                                                    ----------------------------
                                           Interest % Per Annum         Current       Long-Term
                                          ----------------------    ---------------- -----------
International Thoroughbred Breeders Inc.:

Credit Suisse First Boston (A)     LIBOR Rate plus 7% (12/31/98     $  55,000,000   $        -0-
                                                   rate 12.34%)

Other                                                   Various            69,475            -0-

Freehold  Raceway:

Kenneth R. Fisher (B)           80% of Prime (not to exceed 6%)           625,000      9,375,000
                                             (12/31/98 rate 6%)

Kenneth R. Fisher (C)                              80% of Prime           225,000      1,459,549
                                           (12/31/98 rate 6.2%)
Garden State Park:

Other                                                   Various           211,199        324,278
                                                                    -------------    -----------
    Totals                                                          $  56,130,674   $ 11,158,827

Less Amounts Reclassified to:
  Net Assets of Discontinued
   Operations - Current                                                   850,000     10,834,549

  Net Assets of Discontinued
   Operations - Long Term                                                 211,199        324,278
                                                                    -------------    -----------
    Totals                                                          $  55,069,475   $        -0-
                                                                    =============    ===========

The effective LIBOR Rate and the Prime Rate at December 31, 1998 were 5.34% and 7.75%, respectively.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (A) On May 23, 1997, the Company entered into a two-year $55 million credit facility with Credit Suisse secured by a pledge of certain of the personal and real property of the Company and its subsidiaries (the "Credit Suisse Credit Facility"). Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the London interbank offered rate ("LIBOR"). The scheduled maturity date of the facility is June 1, 1999. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts, financing and closing fees of $4.3 million were incurred and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations.

     The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "Credit Suisse Note") pursuant to which up to $10 million of the aggregate principal amount can be converted, in certain circumstances, including upon the maturity date of the Credit Suisse Note upon the prepayment of $10 million in aggregate principal amount of the Credit Suisse Note or upon acceleration of the Credit Suisse Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, Credit Suisse was granted warrants to purchase 1,044,000 shares at an exercise price of $4.375 per share (subject to adjustment in certain events). The warrants to purchase 546,847 shares are immediately exercisable, have been valued at approximately $1.6 million and have been recorded as original issue discount. The warrants to purchase 497,153 shares became exercisable January 28, 1999, following the consummation of the Delaware Settlement and will been recorded as a cost on disposition of the Freehold Property in the amount of $1,242,883.(See Note 3)

     Credit Suisse also received 232,652 shares of Common Stock upon the conversion of a $10.5 million promissory note issued by the Company to LVEN into Common Stock in consideration for Credit Suisse's consent and advisory services in connection with this transaction. Credit Suisse's right to receive further shares upon the consummation of a proposed related acquisition by the Company of Casino-Co Corporation ("Casino-Co"), a wholly-owned subsidiary of LVEN, equal to 10% of the stock consideration paid by the Company for such acquisition has been terminated by the consummation of the Delaware Settlement. The Company has granted Credit Suisse certain registration rights with respect to the warrants and the shares.

     The Credit Suisse Credit Facility also provides for both affirmative and negative covenants, including financial covenants such as tangible net worth, as defined in the Credit Suisse Credit Facility. The Company's non- compliance with certain non-financial covenants at December 31, 1998 were waived on January 28, 1999 in connection with the Deleware Settlement. (See Notes 3 and 14)

     On  January  28,  1999,  a  portion  of the  proceeds  from  the  Greenwood
Transaction and $2,500,000 held in escrow was used to reduce the principal balance on the Credit Suisse Note to $30.5 million. (See Notes 2 and 14)

     (B) On February 2, 1995, the Company entered into an agreement with the former owner of Freehold Raceway whereby the $12.5 million balance of the purchase price of the Freehold Raceway was financed by an eight (8) year promissory note at 80% of the prevailing prime rate, not to exceed 6%. The note was secured by a mortgage on the land and buildings at Freehold Raceway. This note which was paid on January 28, 1999 as part of the sale of Freehold Assets, has been netted against "Net Assets of Discontinued Operations - Current" for the periods presented. (See Note 2)

     (C) On February 2, 1995, the seller of Freehold Raceway advanced to Freehold Raceway $2,584,549 towards the retirement of $5.2 million of existing debt on Freehold Raceway. The seller received from Freehold Raceway in fiscal 1995,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

a promissory note evidencing the indebtedness secured by mortgage on the racetrack property and other collateral. This note which was paid on January 28, 1999 as part of the sale of Freehold Assets, has been netted against "Net Assets of Discontinued Operations - Current" for the periods presented. (See Note 2)


(8)  INCOME TAX EXPENSE

     The Company's income tax expense for the three and six month periods ending December 31, 1998 and 1997 relates to New Jersey income taxes for its Freehold Raceway operations.


(9)  COMMITMENTS AND CONTINGENCIES

     (A) On July 2, 1998, the Company entered into the Delaware Stipulation to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. The Delaware Settlement was subject to a number of conditions, including without limitation, Delaware court approval (which was issued on October 6, 1998), the consent of the Company's primary lender (which was granted on January 28, 1999)(See Note 3) and the grant of certain approvals by certain U.S. bankruptcy courts (which were issued on January 15, 1999). The Delaware Settlement resulted in, among other things, the dismissal of the pending litigation with prejudice, the Company's purchase from NPD of approximately 2.9 million shares of the Company's Common Stock (NPD Shares) for $4.6 million plus the assumption by the Company of NPD's $5.8 million promissory note held by Robert E. Brennan's Bankruptcy Trustee and the termination of the Company's option agreement with D&C Gaming Inc.. (See Notes 3 and 14) During the fourth quarter of fiscal 1998, the Company recorded a charge of approximately $3.7 million based on the estimated fair value of $2.50 per share for the purchase of the approximate 2.9 million shares of the Company's Common Stock. Approximately $3.1 million of this charge is reflected in accrued expenses for the periods presented.

     Upon the mailing of the settlement notice to the Company's stockholders on July 23, 1998, Michael C. Abraham, Charles R. Dees, Jr., Frank A. Leo and
Kenneth S. Scholl resigned from the Company's Board of Directors. Upon the purchase of the NPD shares by the Company on January 28, 1999, Anthony Coelho, Nunzio P. DeSantis and Joseph Zappala resigned from the Board and terminated their employment and consulting agreements with the Company.

         The Delaware Settlement also contemplates a potential disposition of the El Rancho Property. As previously reported, the Delaware Settlement requires that a minimum of $44.2 million of the proceeds of such sale be paid to the Company, which will use such amount to retire its outstanding debt to the Company's primary lender. There can be no assurance that any such disposition will occur.(See Note 3).

     As part of the Delaware Settlement, Las Vegas Entertainment Network, Inc. has returned to the Company for cancellation approximately 2.1 million shares of the Company's common stock (the "LVEN Shares"), and has terminated all of its contractual arrangements with the Company.

     As a result of the cancellation of the 2,093,868 LVEN Shares and the 2,904,016 NPD shares being repurchased by the Company, the number of outstanding shares of the Company's common stock was reduced to 8,980,227 shares.

     Upon consummation of the Delaware Settlement, the Company deposited title to the El Rancho Property into escrow for a period of up to 270 days to permit LVEN to sell the El Rancho Property. LVEN had the exclusive right to sell the El Rancho Property until November 20, 1998, 120 days after the date the notice of the Delaware Settlement was mailed to the Company's stockholders. Both LVEN and the Company have the right to sell the El Rancho Property between November 20, 1998 and April 19, 1999, 270 days after the mailing of the notice, for a sales price resulting in a payment of at least $44.2 million to the Company.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

If, within 30 days prior to end of the escrow period, LVEN obtains a $44.2 million loan for the benefit of the Company, LVEN will have a non-exclusive right to sell the El Rancho Property for an additional year, upon the payment of $44.2 million to the Company. On March 27, 1998, LVEN entered into an agreement for the sale of the El Rancho Property for a sales price of $62,500,000. If consummated, the Company would realize proceeds of $44,200,000 as provided in the Delaware Settlement, and of the remaining proceeds, $4,375,000 will be paid to an unrelated party for a structuring fee, $7,100,000 will be paid to Nunzio
P. DeSantis (less any amounts previously paid to him pursuant to the Delaware Settlement), $1,000,000 will be paid to Joseph Zappala (less $200,000 Mr. Zappala has agreed to pay the Company in settlement of certain compensation issues pursuant to the Delaware Stipulation) and the balance will be paid to LVEN. There can be no assurance that this contract or any other contract for the sale of the El Rancho Property will be consummated.

     (B) The Company entered into lease agreements for certain equipment and maintenance contracts at the Garden State Park facility and Freehold Raceway. Two of these agreements were based upon the daily average of the total amount wagered and number of live racing days at the Company's racetracks. Minimum rental payments for the next five years were based on projected racing dates. These lease agreements were transferred as part of the sale and lease transactions completed on January 28, 1999. In connection with the January 28, 1999 transactions, the Company purchased the undepreciated balance of equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which will be paid by the lessee). During July 1997, the Company executed an agreement to lease office space in Albuquerque, New Mexico for a five year period, expiring on July 31, 2002. The lease provided for a monthly rent of approximately $10,000 when the space is fully occupied. In connection with this lease, the Company sub-leased a portion of the premises to AutoLend Group Inc. ("AutoLend"), a company in which Nunzio P. DeSantis is the Chairman, President and principal stockholder and Anthony Coelho is a director, for $600 per month. Upon consummation of the Delaware Settlement on January 28, 1999, the Albuquerque lease was assumed by AutoLend. (See Notes 2 and 14)

     In connection with the Greenwood Transaction (See Note 2), Mr. Richard E. Orbann, Vice President of Racing Operations of the Company, and the Company have entered into an agreement terminating Mr. Orbann's employment with the Company. Such termination will be effective upon Mr. Orbann entering into an employment agreement with affiliates of Greenwood Racing, Inc.


     LEGAL PROCEEDINGS

     On or about September 10, 1997, three actions were filed in Delaware Chancery Court in and for New Castle County (the"Delaware Chancery Court"), each of which named the Company as a nominal defendant and one of which was subsequently dismissed (collectively, the "Delaware Actions"). Additionally, two actions were filed in New Jersey naming the Company as a nominal defendant (collectively, the "New Jersey Actions"), one of which is a derivative action filed on or about February 24, 1998 in the United States District Court for the District of New Jersey (the "New Jersey District Court"), and the other is a purported class action filed on or about July 15, 1998 in the Superior Court of New Jersey (the "New Jersey Superior Court"). As described more fully below, pursuant to the terms of the Delaware Stipulation dated July 2, 1998, upon satisfaction of certain conditions set forth in the Delaware Stipulation, the Delaware Actions were fully and finally dismissed with prejudice, and the parties provide mutual releases of all claims related to the actions thereunder (the "Delaware Settlement"). (See Note 3 and "Delaware Settlement." Further, pursuant to a memorandum of understanding entered into on August 18, 1998 (the "New Jersey Memorandum"), upon satisfaction of certain conditions, the New Jersey Actions are to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the actions thereunder (the "New Jersey Settlement"). See "New Jersey Settlement."

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Quigley, et al. v. DeSantis, et al.

     Robert J. Quigley, Frank A. Leo , and The Family Investment Trust (Henry Brennan as Trustee) v. Nunzio P. DeSantis, Michael Abraham, Anthony Coelho, Kenneth W. Scholl, Joseph Zappala, Joseph A. Corazzi and Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No. 15919NC ("Quigley"), is a derivative suit brought by two then Directors (Messrs. Quigley and Leo) and the Family Investment Trust (collectively, the "Quigley Plaintiffs") which alleged, among other things, that the New Directors breached their fiduciary duties to the Company, usurped corporate opportunities belonging to the Company and incorrectly stated minutes of Board meetings to omit material discussions. The Quigley complaint alleged that the New Directors entered into certain agreements on behalf of the Company in violation of the "super-majority" voting provisions of the Company's By-laws and their fiduciary duty to the Company, including but not limited to, the Credit Suisse loan agreement, the Tri-Party Agreement, the Bi-Lateral Agreement, the D&C option agreement, Mr. DeSantis' employment agreement and consulting agreements with Messrs. Coelho and Zappala. The Quigley complaint sought (i) a declaratory judgement that (a) certain actions taken by the New Directors were null and void and (b) the "super-majority" By-law provisions remain in full force and effect, (ii) recision of certain actions taken by the New Directors and (iii) damages as a result of the allegedly unauthorized and allegedly unlawful conduct of the defendants. On November 7, 1997, the New Directors and the Company filed answers to the Quigley complaint denying all allegations contained in the Quigley complaint.

     On November 18, 1997, the Company filed an amended answer and counterclaim (the "Counterclaim") against Messrs. Quigley, Leo, Francis Murray and Dees (collectively, the "Counterclaim Defendants"). The Counterclaim alleges that the Counterclaim Defendants breached their fiduciary duty to the Company by (i) adopting, and subsequently refusing to recognize the repeal of certain "super-majority" By-law provisions in order to aid Brennan in retaining control of the Company's business affairs and jeopardizing the Company's licenses and registrations, (ii) interfering in the Company's hiring of new independent auditors thereby causing the Company to be delinquent in its required filings with the SEC and causing the suspension of trading in the Company's stock on AMEX, (iii) using corporate funds for their personal uses and (iv) usurping corporate opportunities properly belonging to the Company. The Counterclaim sought injunctive relief enjoining the Counterclaim Defendants from, among other things, interfering in the Company's day-to-day business operations, the establishment of a constructive trust over certain assets of the Counterclaim Defendants, a declaratory judgement that the "super-majority" voting provisions have been repealed and money damages. The Counterclaim Defendants filed an answer to the Counterclaim on January 12, 1998 denying all of the material allegations and, in addition, Mr. Murray asserted a wrongful discharge claim and sought monetary damages.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Subsequent to the scheduling of the Director Litigation for trial, the parties reached an agreement in principle to settle the Quigley action which resulted in the Delaware Settlement (See Note 3). As described more fully below under "Delaware Settlement," upon satisfaction of the conditions set forth in the Delaware Stipulation, the Director Litigation will be fully and finally dismissed with prejudice, and the parties will provide mutual releases of all claims related to such action. See "Delaware Settlement."

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

     As described more fully below under "Delaware Settlement," upon satisfaction of the conditions set forth in the Delaware Stipulation, the Rekulak action was fully and finally dismissed with prejudice. See "Delaware Settlement."

Delaware Settlement

     The Quigley and Rekulak actions, and the NPD and Green actions described more fully below were in accordance with the Delaware Settlement, the Quigley, Rekulak, NPD and Green actions are to be fully and finally dismissed with prejudice. (See Note 3 and 9a).

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Harris v. DeSantis, et al.

     The first New Jersey Action, filed on February 24, 1998 in the New Jersey District Court, captioned Myron Harris, derivatively on behalf of International Thoroughbred Breeders, Inc. v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray ("Harris-Federal"), C.A. No. 98-CV-517(JBS), is a derivative suit brought by a stockholder of the Company. The factual allegations and claims asserted in the Harris-Federal complaint are virtually identical to the claims asserted in the Quigley complaint and in the Counterclaims asserted by the Company in the Quigley action.

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

     Pursuant to the New Jersey Settlement, the plaintiffs agreed not to file objections to the Delaware Settlement. In addition, pursuant to the New Jersey Settlement, upon consummation of the Delaware Settlement the plaintiffs will move for a dismissal, with prejudice, of the Harris-Federal action, and will provide releases to the defendants and the Company and all others acting on the Company's behalf for any claims that were asserted or could have been asserted in the Harris-Federal action. For settlement purposes only, a class will be certified for Harris-State action consisting of all holders of the Company's stock between October 13, 1997 (the date AMEX suspended trading of the Company's stock) and the date the Company's stock is quoted for trading on the OTC Bulletin Board. The plaintiffs and the class members will release the defendants and the Company and all others acting on the Company's behalf from any claims that were asserted or could have been asserted in the Harris-State action. The settlement of the New Jersey Action remains subject to the execution of the definitive Settlement Documents and Court approvals.

Other Litigation

     In November 1997, two separate actions were filed in the New Jersey District Court against various directors of the Company and other affiliated parties. The Company is not a party to either of these actions, both of which are summarized below:

NPD, Inc. v. Quigley, et al.

     On November 18, 1997, NPD (formally the Company's largest stockholder and whose stockholders are Messrs. DeSantis and Coelho), filed a complaint captioned NPD, Inc. v. Robert J. Quigley, Francis W. Murray, Frank A. Leo, Charles R. Dees, Jr., John Mariucci, Frank Koenemund and James J. Murray, C.A. 97-CV-5657 ("NPD"), in the New Jersey District Court. The complaint alleged, among other things, that Messrs. Quigley, Francis Murray, Leo and Dees, each of whom was at the time a director of the Company, and Messrs. Mariucci, Koenemund and James Murray, each of whom is a former director of the Company, conspired with one another and Brennan to defraud NPD by (i) approving and subsequently concealing from NPD the existence of the "super-majority" voting provision of the Company's By-laws and (ii) purporting to repeal such provision and subsequently filing suit in an effort to restore such provision, all of which has had the effect of attempting to deprive NPD

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

of control of the Company and perpetuating the control of Brennan and his associates. The NPD suit sought compensatory and punitive damages. On January 8, 1998, the defendants served a motion to dismiss NPD's complaint. The NPD action, in accordance with the Delaware Settlement described above was dismissed with prejudice in January, 1999.

Green v. DeSantis, et al.

     Certain officers, directors and affiliates of the Company are parties to an action filed on November 30, 1997 by Robert William Green ("Green"), a stockholder of the Company, captioned Robert William Green v. Nunzio DeSantis, Joseph Corazzi, Anthony Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. 97-5359(JHR), in the New Jersey District Court. The complaint alleged, among other things, that the defendants usurped certain corporate opportunities at the expense of the Company, have diluted Green's interest in the Company through the issuance of shares of stock and have conspired to deprive him of certain rights under an option granted to him by NPD (the "Green Option"). Green sought (i) compensatory and punitive damages, (ii) an order enjoining defendants from transferring, encumbering or alienating the Company's Common Stock subject to the Green Option, (iii) an order declaring the issuance of certain shares of Common Stock to be a nullity, and (iv) reformation of the Green Option to extend the termination date. This action also raised claims substantially similar to those made in the Quigley action. The Green action in accordance described above was dismissed with prejudice in January, 1999.

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


(10) DEFERRED FINANCING COSTS

     Deferred financing costs at December 31, 1998 include those amounts associated with its May 23, 1997 financing agreement with Credit Suisse. (See
Note 7). These costs of $6,238,731, less amortization of $4,894,881, are being expensed over the two-year life of the loan. Amortization expense for the three months ended December 31, 1998 and 1997 was $765,813 and $762,776, respectively. Amortization expense for the six months ended December 31, 1998 and 1997 was $1,529,602 and $1,523,980, respectively.

     On January 28, 1999, the Company reduced its outstanding debt with CSFB to $30,500,000 upon the sale of Freehold Raceway and the lease of the Garden State Park facility. Deferred financing costs will be reduced proportionately by recording additional amortization expense in the third quarter of approximately $600,000.

(11) STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     The fair value of options issued recognized as non-employee option costs during the six months ended December 31, 1998 and 1997 was $0 and $808,275, respectively. At December 31, 1998, total employee options outstanding were 1,300,000 and total non-employee options outstanding were 600,000. Options to purchase an aggregate of 6,000,000 shares of Common Stock have been granted, subject to stockholder approval, to the Company's Chief Executive Officer and Chairman of the Board. On August 21, 1997, the Company granted non-qualified stock options to purchase an aggregate of 300,000 shares of Common Stock to certain directors. Upon consummation of the Delaware Settlement on January 28, 1999, options to purchase an aggregate of 6,300,000 shares of Common Stock were terminated. (See Note 9.)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     (B)  WARRANTS

     At December 31, 1998, total warrants outstanding were 1,671,847 and have been accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho property. The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho property has been capitalized and will be amortized when the facility becomes operational; however, the Company has determined to dispose of the El Rancho Property.

     Effective January 28, 1999, in connection with the Approval Agreement between the Company and CSFB, the Company agreed that the warrants to purchase 497,153 shares of common stock at $4.375 shall become immediately exercisable by CSFB. The fair value of the warrants of $1,242,883 will be recorded in subsequent periods as a reduction of the gain on the sale of the Freehold Racetrack.

(12) RELATED PARTY TRANSACTIONS

     During the six months ended December 31, 1998, the Company paid $60,000 in consulting fees, $15,000 for director fees, $3,000 for an auto allowance and $8,227 in expense reimbursements to Anthony Coelho, the Company's Chairman, pursuant to an agreement effective January 15, 1997. Mr. Coelho's consulting agreement was month to month, under which he was paid $10,000 per month for ongoing consulting services, $2,500 for each board meeting he attended and a $500 monthly automobile allowance. Mr. Coelho's consulting agreement was terminated and options granted to him in the consulting agreement were canceled, effective January 28, 1999, the date of consummation.

     The Company pays Mr. Scholl, $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. Mr. Scholl is currently the Secretary of Casino-Co and was President and a director of Casino-Co from March 1996 to May 19, 1997.

     The Company paid $10,000 per month to Mr. Zappala for consulting services and for the first half of Fiscal 1999, Mr. Zappala was paid $6,000 for director fees and $7,027 of reimbursed expenses. Upon consummation of the Delaware Settlement on January 28, 1999, Mr. Zappala's consulting arrangement was terminated.

     For  additional   information  regarding  related  party  transactions  see
Footnote16 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

(13) STOCK TRADING INFORMATION

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

(14) SUBSEQUENT EVENTS

     (A) On January 28, 1999, the Company completed on the sale of Freehold Raceway and a ten acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). In connection with the transactions, the Company purchased the undepreciated balance of equipment located at Garden State Park and a liquor license owned by and an unaffiliated third party, Service America Corporation, for $500,000 (100,000 of which will be paid by the lessee). (See Notes 2, 4,7 and 9)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (B) On January 28, 1999, The Company also consummated the settlement under the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery (the "Delaware Settlement"). (See Notes 3, 5,7 and 9)

     (C) On February 11, 1999, the Company and certain of its officers and directors and former officers and directors received subpoenas from the Securities and Exchange Commission requesting certain documents relating to certain transaction for the period January 1, 1997 to the present. It is the company's intent to cooperate fully with this request.

     (D)  Pro Forma Financials

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 1998

                                               ASSETS
                                             As Reported                            As Adjusted
                                             December 31,                            Pro Forma
                                                 1998           Pro Forma             Balance
                                              (UNAUDITED)      Adjustments             Sheet
                                              -----------      -----------             -----
CURRENT ASSETS:
        Cash and Cash Equivalents        $       166,344    $   1,475,039  (3)   $    3,992,642
                                                               (4,600,000) (1)
                                                                7,789,915  (4)
                                                               (2,250,000) (1)
                                                                1,411,344  (7)
        Reserve Escrow Deposits                8,095,191       (3,000,000) (3)        3,620,152
                                                               (1,475,039) (3)
        Accounts Receivable                       33,294        2,261,850  (7)        2,295,144
        Prepaid Expenses                         175,473          195,000  (4)          370,473
        Note Receivable                                         1,000,000  (4)        1,000,000
        Net Assets of Discontinued
          Operations - Current                12,228,066      (14,257,169) (4)               (0)
                                                                2,029,103  (7)
        Other Current Assets                     238,063                                238,063
                                              ----------                              ---------
             TOTAL CURRENT ASSETS             20,936,431                             11,516,474
                                              ----------                             ----------

NET ASSETS OF DISCONTINUED
 OPERATIONS - Long Term                       44,846,448       (2,402,782) (4)       29,861,585
                                                                  400,000  (6)
                                                                 (400,000) (6)
                                                                1,242,883  (5)
                                                                  500,000  (3)
                                                              (14,324,964) (4)
                                             ----------                              ----------
PROPERTY HELD FOR SALE                       47,384,425        (5,234,670) (2)       42,149,755
                                             ----------                              ----------
LAND, BUILDINGS AND EQUIPMENT:
        Land and Buildings                      214,097                                 214,097
        Equipment                               801,484                                 801,484
                                             ----------                               ---------
                                              1,015,581                               1,015,581
        LESS: Accumulated Depreciation
                and Amortization                323,936                                 323,936
                                             ----------                               ---------
             TOTAL LAND, BUILDINGS AND
               EQUIPMENT, NET                   691,645                                 691,645
                                             ----------                               ---------
OTHER ASSETS:
        Deposits and Other Assets                 3,172                                   3,172
        Deferred Financing Costs, Net         1,343,850                               1,343,850
                                             ----------                               ---------
             TOTAL OTHER ASSETS               1,347,022                               1,347,022
                                             ----------                               ---------
                                         --------------    --------------        --------------
TOTAL ASSETS                             $  115,205,971   $  (29,639,490)        $   85,566,481
                                         ==============    ==============        ==============

See Notes to Consolidated Financial Statements.


                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    As Reported                           As Adjusted
                                                    December 31,                           Pro Forma
                                                       1998          Pro Forma              Balance
                                                    (UNAUDITED)     Adjustments              Sheet
                                                    -----------     -----------              -----
CURRENT LIABILITIES:
        Accounts Payable ......................$       311,742   $   3,173,260     (7) $    3,485,002
        Accrued Expenses ......................      3,847,696      (3,147,992)    (1)      2,768,940
                                                                        87,328     (7)
                                                                     1,981,908     (7)
        Current Maturities of Long-Term Debt ..     55,069,475     (22,000,000)    (4)     30,569,475
                                                                    (2,500,000)    (3)
                                                    ----------                             ----------
             TOTAL CURRENT LIABILITIES ........     59,228,913                             36,823,417
                                                    ----------                             ----------

DEFERRED INCOME                                              0         459,801     (7)        459,801

LONG-TERM DEBT, Net of Current Portion ........              0       5,808,032     (1)      3,558,032
                                                                    (2,250,000)    (1)
COMMITMENTS AND CONTINGENCIES .................           --                                   --

STOCKHOLDERS' EQUITY:
        Series A Preferred Stock, $100.00
           Par Value...........................     36,248,075                             36,248,075
        Common Stock, $2.00 Par Value..........     27,956,213      (4,187,736)    (2)     23,768,477
        Capital in Excess of Par ..............     25,878,108      (1,046,934)    (2)     26,074,057
                                                                     1,242,883     (5)
        (Deficit) (subsequent to
            June 30, 1993,
            date of quasi-reorganization) .....    (34,071,171)                           (34,071,171)
                                                   -----------                            -----------
             TOTAL ............................     56,011,225                             52,019,438
                                                   -----------                            -----------
        LESS: Treasury Stock ..................                     (7,260,040)    (1)     (7,260,040)
        LESS: Deferred Compensation, Net ......        (34,167)                                34,167
                                                   -----------                            -----------
             TOTAL STOCKHOLDERS' EQUITY .......     55,977,058                             44,725,231
                                                   -----------                            -----------
                                                   -----------     -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....  $ 115,205,971   $ (29,639,490)         $  85,566,481
                                                 =============    =============         =============


See Notes to Consolidated Financial Statements.


       UNAUDITED PRO FORMA ADJUSTED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

                                           As Reported
                                          Six Months Ended                    As Adjusted
                                            December 31,     Pro Forma         Company
                                               1998         Adjustments       Pro Forma
                                               ----         -----------       ---------
EXPENSES:
        General & Administrative Expenses  $  2,735,322  $                    $ 2,735,322
        Interest Expense ................     3,523,973    (1,583,260)   (8)    1,940,713
        Interest Income .................      (213,081)       96,461    (8)     (116,620)
        Amortization of Financing Costs .     1,529,602      (520,634)   (8)    1,008,968
        El Rancho Property Carrying Costs       619,533       619,533

(LOSS) FROM CONTINUING OPERATIONS          ------------   -----------         -----------
   BEFORE DISCONTINUED OPERATIONS .......  $ (8,195,348)  $(2,007,433)        $(6,187,716)


BASIC PER SHARE DATA:
(LOSS) BEFORE DISCONTINUED OPERATIONS ...  $     (0.59)                       $     (0.68)
                                             ==========                         =========
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING .............    13,978,103                         8,981,019
                                             ==========                         =========


       UNAUDITED PRO FORMA ADJUSTED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1998

                                                        As Reported                     As Adjusted
                                                          June 30,       Pro Forma         Company
                                                            1998        Adjustments       Pro Forma
                                                            ----        -----------       ---------
EXPENSES:
        General & Administrative Expenses ............  $ 11,615,972   $                $ 11,615,972
        (including legal fees of $3,306,877,
         $896,729, and $637,229,
         respectively, and the estimated
         charge in connection with the
         repurchase of the NPD shares of
         $3,748,000 for the 1998 year)
        Interest Expense .............................     7,084,968    (3,183,977) (7)    3,900,991
        Interest Income ..............................      (689,092)      310,957  (7)     (378,135)
        Amortization of Financing Costs ..............     3,053,583    (1,041,472) (7)    2,012,111
        El Rancho Property Carrying Costs ............       974,167                         974,167
        Impairment Loss on El Rancho Property ........     3,429,251                       3,429,251

(LOSS) FROM CONTINUING OPERATIONS                       ------------                    ------------
   BEFORE DISCONTINUED OPERATIONS ....................  $(18,700,940)                  $(15,516,963)

  AND EXTRAORDINARY ITEM

BASIC PER SHARE DATA:
(LOSS) BEFORE DISCONTINUED OPERATIONS ................  $      (1.34)                    $     (1.73)
                                                          ==========                       =========
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING ..........................    13,978,086                       8,981,002
                                                          ==========                       =========

See Notes to Consolidated Financial Statements.

(1) In connection with the Delaware Settlement, the Company purchased 2,904,016 shares from NPD, Inc. and assumed the NPD Note of $5,808,032 due to the REB Bankruptcy Trustee. The Company recorded Treasury Stock in the amount of $7,260,040. In addition, the Company paid $2,250,000 against the original NPD Note and negotiated a new note under similar payment terms in the amount of $3,558,032.

                            Debit                    Credit
Treasury Stock      $           7,260,040    $
Cash                                                     4,600,000
Cash                                                     2,250,000
Note Payable - REB                                       5,808,032
Note Payable - REB              2,250,000
Accrued Expenses                3,147,992
                    ----------------------    ---------------------
                    $          12,658,032    $          12,658,032
                    ======================    =====================


(2) As part of the Delaware Settlement, Las Vegas Entertainment Network, Inc. has returned to the Company for cancellation approximately 2.1 million shares of the Company's common stock (the "LVEN Shares"), and has terminated all of its contractual arrangements with the Company. These shares were valued by the Company at $2.50 per share, based on management's estimate of their fair market value as of the filing of the Company's most recent Form 10-K.

                              Debit          Credit
Common Stock               $  4,187,736    $
Capital in Excess of Par      1,046,934
Property Held for Sale                       5,234,670
                          -----------------------------
                           $  5,234,670    $ 5,234,670
                           =============    ===========

(3) In connection with the January 28, 1999 sale of certain assets of Freehold Raceway, the sale of a ten acre parcel at Garden State Park and the lease of the Garden State Park facility, Credit Suisse released to the Company approximately $1.475 million from its escrow reserves for working capital purposes and used $3 million to pay down debt and related expenses.

                                   Debit             Credit
Current Maturities of LTD    $     2,500,000    $
Deferred Gain on Disposition         500,000
Cash & Cash Equivalents            1,475,039
Reserve Escrow Deposits                              1,475,039
Reserve Escrow Deposits                              3,000,000
                             ---------------     --------------
                             $     4,475,039    $    4,475,039
                             ================    ==============

(4) Pro forma adjustment to record the sale of certain assets of Freehold Raceway and the sale of a ten-acre parcel of land at the Garden State Park facility.

                                   Debit          Credit
Cash & Cash Equivalents      $     7,789,915    $
Prepaid Expenses                     195,000
Note Receivable                    1,000,000
Net Assets of Discontinued
Operations - Current                              14,257,169
Net Assets of Discontinued
Operations - Long-Term                             2,402,782
Current Maturities of LTD         22,000,000
Deferred Gain on Disposition                      14,324,964
                             ----------------    ------------
                             $    30,984,915    $ 30,984,915
                             ===============    ============


(5) In connection with the Approval Agreement between the Company and Credit Suisse First Boston, the Company has agreed that the warrants to purchase 497,153 shares of common stock at $4.375 per share shall become immediately exercisable. The fair value of these warrants shall be used to reduce the Deferred Gain on Disposition of certain assets of the Freehold Raceway.


                                 Debit              Credit
Deferred Gain on Disposition  $  1,242,883
  Capital in Excess of Par                        $ 1,242,883


(6) In connection with the sale of the ten acre parcel of land of the Garden State Park facility and the lease of the Garden State Park facility, the Company purchased certain operating assets for consideration of $500,000 (with a credit due from the buyer of $100,000) at closing.

                                Debit              Credit
Net Assets of Discontinued
Operations - Long-Term      $   400,000
Net Assets of Discontinued
Operations - Long-Term                           $ 400,000

(7) To reclassify the remaining net assets and liabilities of Freehold Raceway which were not sold in the January 28, 1999 asset sale.

                                 Debit            Credit
Cash                        $    1,411,344    $
Accounts Receivable              2,261,850
Accounts Payable                                  3,173,260
Accrued Expenses                                  1,981,908
State Taxes Payable                                  87,328
Deferred Income                                     459,801
Net Assets of Discontinued
Operations - Current             2,029,103
                            ---------------    -------------
                            $    5,702,297    $   5,702,297
                            ===============    =============

(8) For both the year ended June 30, 1998 and the six months ended December 31, 1998, the pro forma adjustments eliminate the effects on interest income, interest expense and the amortization of deferred financing costs associated with the Credit Suisse debt repaid in connection with the sale of certain assets of Freehold Raceway and the sale of a ten acre parcel land at the Garden State Park facility.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1998

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's working capital, as of December 31, 1998, was a deficit of ($38,292,452) which represents a decrease in the deficit of approximately $4,814,000 from the December 31, 1997 working capital deficit of ($43,106,215). The decrease in the deficit was caused in part by the re-classification of certain assets and current liabilities in connection with the discontinued racetrack operations, offset by losses incurred from operations. On May 23, 1997, the Company obtained a credit facility from Credit Suisse. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Proceeds of the Credit Suisse
Credit Facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and were used to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the LIBOR. Of the remaining facility borrowings, approximately $16.8 million was placed in various escrow accounts (including $10 million in an interest reserve account), financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. At December 31, 1998, the interest rate on the Credit Suisse Credit Facility was 12.08%. At December 31, 1998, the Company was not in compliance with certain non-financial covenants of the Credit Suisse Credit Facility, however on January 28, 1999, Credit Suisse waived those violations. The loan matures June 1, 1999 unless, under certain conditions, a one year extension is granted.

     The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") pursuant to which $10 million of the aggregate principal amount of the CSFB Note can be converted in certain circumstances, including on the maturity date of the CSFB Note, upon the prepayment of at least $10 million in an aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, pursuant to the Credit Suisse loan agreement, Credit Suisse was granted warrants to purchase 1,044,000 shares of Common Stock at an exercise price of $4.375 per share (subject to adjustment in certain events). Warrants to purchase 546,847 shares of Common Stock are immediately exercisable and warrants to purchase 497,153 shares of Common Stock became exercisable on January 28, 1999 in connection with the Delaware Settlement The fair value of the warrants of $1,242,883 will be recorded in subsequent periods as a reductions of the gain on the sale of the Freehold Racetrack. (See Notes 3 and
14)

     The net loss for the six months ended December 31, 1998 was ($3,938,805). Cash flows used in operating activities amounted to approximately $1,932,448. The net loss incurred by the Company includes approximately $2,300,000 of non-cash expenses during the period.

     Cash provided by financing activities was $1,246,606 during the six months ended December 31, 1998, consisting principally of amounts drawn from the Credit Suisse interest escrow account in the amount of $2,365,690.

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). The purchase price was $46 million ($1 million of which will be held in escrow to cover certain indemnification and other obligations of the Company), with an additional $10 million in contingent promissory notes (the "Contingent Notes") which

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1998

become effective upon, among other things, New Jersey's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved in New Jersey in the future. Greenwood Racing, Inc. will guarantee the performance by the purchaser of all obligations under the Contingent Notes, and following a consummation of a joint venture with Greenwood Racing, Inc., Penn National Gaming, Inc. ("Penn National"), (which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten off-track betting parlors in Pennsylvania), will also guarantee the Contingent Notes.

     The proceeds of the Greenwood Transaction were principally used by the Company to pay off the first lien on the assets of Freehold Raceway, reduce the outstanding balance on the Company's loan from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") to $30.5 million and to consummate the Delaware Settlement (See note 3). In addition, Credit Suisse also released to the Company approximately $1.475 million from its escrow reserves for working capital purposes.

     The Company currently estimates that the $1.475 million made available on January 28, 1999 from the Credit Suisse Credit Facility and the funds placed in the various reserve accounts on that date, together with cash generated from the Company's operations prior to the sale of the discontinued operations, will be sufficient to finance its current operations and expected expenditures and carrying costs of the El Rancho Property until June 1, 1999. The Company is considering alternative financing sources, however, there can be no assurances that the Company will be successful in such endeavors.

     The Company's Board is continuing to consider all of the Company's strategic options to maximize stockholder value. The Company's Board is considering alternatives for the Company's future, including the acquisition of one or more operating businesses.

     On July 2, 1998, the Company entered into the Delaware Stipulation to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. The Delaware Settlement was subject to a number of conditions, including without limitation, Delaware court approval (which was issued on October 6, 1998), the consent of the Company's primary lender (which was granted on January 28, 1999) and the grant of certain approvals by the U.S. bankruptcy courts (which was issued on January 15, 1999). The Delaware Settlement resulted in, among other things, the dismissal of the pending litigation with prejudice, the Company's purchase from NPD of approximately 2.9 million shares of the Company's Common Stock for $4.6 million plus the assumption by the Company of NPD's $5.8 million promissory note now held by Robert E. Brennan's Bankruptcy Trustee. In addition, the settlement also resulted in the termination of the Company's option agreement with D&C Gaming in the amount of $600,000, the retirement of approximately 2.1 million additional shares of the Company's Common Stock owned by LVEN and the resignation of certain of the Company's Board members. The Delaware Settlement also contemplates the disposition of the Company's non-operating El Rancho Property.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company has sustained a loss of approximately $18.3 million for the year ended June 30, 1998 and a loss of approximately $4 million for the six months ended December 31, 1998, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1998

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

Results of Operations for the Three Months Ended December 31, 1998 and 1997

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns
Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). Accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the periods presented. Also, on the same date, the Company consummated the settlement under the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. Among other actions, the Delaware Settlement contemplates the disposition of the El Rancho Property.

     For the second quarter of Fiscal 1999, The Company's loss from continuing operations was ($4,053,192) as compared to a loss from continuing operations for the comparable period in prior fiscal year of ($4,651,804), a decrease in the loss of $598,612. This decrease in the loss from continuing operations was primarily the result of a decrease in general and administrative expenses primarily as a result of legal fees and employee severance costs associated with the Delaware Actions recognized in the prior fiscal year's second quarter, partially offset by an increase in corporate costs associated with the information statement provided to the Company's stockholders in the second quarter of fiscal 1999.

     Income from discontinued operations was $2,113,840 for the second quarter of Fiscal 1999 as compared to income from discontinued operations for the second quarter of Fiscal 1998 of $2,453,968, a decrease of $340,128. During the second quarter of Fiscal 1999, revenues from racetrack operations at Freehold Raceway and Garden State Park decreased by an aggregate of $1,100,398 from the comparable prior fiscal quarter, primarily

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1998

as a result of a decrease in wagering on simulcast and live racing and for Freehold Raceway a 5 day decrease in live racing. Racetrack operating expenses decreased by $806,048 during the same period, primarily as a result of a decrease in purses, taxes, wages and benefits and outside services at the two facilities. See the separate results for Garden State Park and Freehold Raceway below.

     During the second quarter of Fiscal 1999, the Company incurred a net loss of ($1,939,352) as compared to a net loss of ($2,197,836) for the comparable quarter in Fiscal 1998. The decrease in net loss of $258,484 was the result of those differences described above.

Results of Operations for the Six Months Ended December 31, 1998 and 1997

     The operating results of the racetrack subsidiaries for the six month periods have been segregated and reported as discontinued operations for each of the periods presented as a result of the decision made by the Company prior to June 30, 1998 to sell its racetracks.

     For the first half of Fiscal 1999, The Company's loss from continuing operations was ($8,195,348) as compared to a loss from continuing operations for the comparable period in prior fiscal year of ($9,421,950), a decrease in the loss of $1,226,602. This decrease in the loss from continuing operations was primarily the result of a decrease in general and administrative expenses primarily as a result of non-employee option expense of $795,858 recognized in the prior fiscal year's first quarter and a decrease in legal fees and employee severance costs associated with the Delaware Actions recognized in the prior fiscal year's second quarter, partially offset by an increase in corporate costs associated with the information statement provided to the Company's stockholders in the second quarter of fiscal 1999 and a decrease in interest income.

     Income from discontinued operations was $4,256,544 for the first half of Fiscal 1999 as compared to income from discontinued operations for the first half of Fiscal 1998 of $4,180,232, an increase of $76,312. During the first half of Fiscal 1999, revenue from racetrack operations at Freehold Raceway and Garden State Park decreased by an aggregate of $1,337,303 from the comparable prior fiscal period and racetrack operating expenses decreased by $1,471,277 during the same period, primarily as a result of a decrease in racetrack operating revenues and expenses as discussed above. See the separate results for Garden State Park and Freehold Raceway below.

     During the first half of Fiscal 1999, the Company incurred a net loss of ($3,938,805) as compared to a net loss of ($5,241,718) for the comparable quarter in Fiscal 1998. The decrease in net loss of $1,302,913 was the result of those differences described above.

Garden State Park:

     Garden State Park's Fiscal 1999 Harness Meet began September 4, 1998 and ran 51 days until December 12, 1998. Garden State Park has received approval from the New Jersey Racing Commission to run a 38 day Thoroughbred Meet from March 19, 1999 to May 22, 1999. During these race meetings, Garden State Park simulcasts its live racing to other racetracks, other licensed venues and certain Atlantic City casinos. Simulcasting into the racetrack from other racetracks continues throughout the year.

     During the three and six months ended December 31, 1998, Garden State Park realized net income of $607,769 and $1,467,155, respectively.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1998

         Comparative quarterly and year-to-date income at Garden State Park are as follows:

                               Income
                   --------------------------------        Net
                     Fiscal 1999       Fiscal 1998  Increase (Decrease)
                   -------------      -------------
1st Quarter          $   859,386      $    662,723      $ 196,663

2nd Quarter              607,769           755,422       (147,653)
                    ------------      ------------      ---------
Year-to-Date         $ 1,467,155      $  1,418,145      $  49,010
                    ============      ============      =========

     During the three months ended December 31, 1998, Garden State Park's revenue decreased $662,056 or 7% to $9,082,181 from the $9,744,237 for the corresponding three month period in the prior fiscal year, primarily reflecting the effect of a decrease in revenues generated from simulcasting to and from other racetracks and live wagering. Expenses decreased $514,403 or 8% for the three months ended December 31, 1998. Wages and benefits decreased as a result of the Company's effort to cut overhead and operating costs. Additional savings were realized by reducing outside services during simulcast periods and a reduction in real estate taxes, utilities, insurance and materials and supplies. As a result of the decreased revenues and expenses, Garden State Park realized income of $607,769, as compared to income of $755,422 in the same quarter of the prior fiscal year.

     During the six months ended December 31, 1998, Garden State Park's revenue decreased $940,795 or 6% to $15,157,229 from $16,098,024 for the corresponding six month period in the prior fiscal year, primarily reflecting again the effect of decreased revenues generated from simulcasting and live wagering as discussed above. Expenses decreased $989,805 or 6% for the six months ended December 31, 1998, primarily as a result of the cost savings for real estate taxes, wages and benefits, insurance, utilities and outside services. As a result of the decreased revenues and expenses, Garden State Park realized income of $1,467,155 as compared to income of $1,418,145 during the comparable six month period in the prior fiscal year.

     During the three month period of harness racing ended December 31, 1998, the average live wagering at Garden State Park was $104,619, an 18% decrease from the corresponding prior period amount of $127,343. During this period 36 live days of wagering were conducted for the current year and 37 days for the prior year. During the periods of live racing Garden State Park also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks decreased 20% over the prior year. During periods of live racing and most other days, Garden State Park receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $284,904 for the three months ended December 31, 1998 as compared to the corresponding prior period amount of $283,225.

     During the six month period of harness racing ended December 31, 1998, the average live wagering at Garden State Park was $108,503 a 19% decrease from the corresponding prior period amount of $133,862. During both fiscal periods 51 live days of wagering were conducted. During the periods of live racing Garden State Park also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks decreased 18% over the prior year. During periods of live racing and most other days, Garden State Park receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcasts was $285,042 for the six months ended December 31, 1998, a 2% decrease from the corresponding prior period amount of $291,447.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1998

Freehold Raceway:

     The Company conducted its Harness Meet through Freehold Racing Association, Inc. ("FRA") and Atlantic City Harness, Inc. ("ACH"), the operating companies of Freehold Raceway. Freehold Raceway races under two separate identities. FRA raced 92 days from August 13, 1998 thru December 31, 1998. ACH will race 101 days from January 1, 1999 through May 31, 1999.

     During the three and six months ended December 31, 1998, Freehold Raceway realized net income before taxes of $1,571,570 and $2,916,888, respectively.

         Comparative quarterly and year-to-date income before taxes at Freehold Raceway are as follows:

                        Income Before Taxes
              -----------------------------------        Net
                  Fiscal 1999        Fiscal 1998  Increase (Decrease)
                  ===========        ===========
1st Quarter   $     1,345,318  $       1,113,657  $        231,661

2nd Quarter         1,571,570          1,718,267          (146,697)
                -------------     --------------      ------------
Year-to-Date  $     2,916,888  $       2,831,924  $         84,964
                =============     ==============      ============


     During the three months ended December 31, 1998, Freehold Raceway's revenue was $10,836,059, a slight decrease when compared to the corresponding three month period in the prior fiscal year. Expenses increased slightly when compared to the same period in the prior fiscal year primarily as a result of a $300,000 contribution for the support of horse racing in New Jersey partially offset by the cost savings for wages and benefits, insurance, utilities and outside services from the Company's effort to cut overhead and operating costs. The decrease in revenues and increase in expenses primarily accounted for the racetrack realizing income before taxes of $1,571,570 for the three months ended December 31, 1998 as compared to income before taxes of $1,718,267 during the three months ended December 31, 1997.

     During the six months ended December 31, 1998 Freehold Raceway's revenue was $19,066,392, a slight decrease when compared to the corresponding period in the prior fiscal year. Expenses decreased slightly for the six months ended December 31, 1997 when compared to the same period in the prior fiscal year primarily as a result of the contribution offset by decreases in wages and benefits, insurance, utilities and outside services as discussed above. As a result of decreased revenues and expenses, Freehold Raceway realized income before taxes of $2,916,888 for the first half of fiscal 1999 as compared to income before taxes of $2,831,924 for the first half of fiscal 1998.

     During the three month period of harness racing ended December 31, 1997, the average live wagering at Freehold Raceway was $197,870 a 5% decrease from the corresponding prior period amount of $208,308. During this period 57 live days of wagering were conducted during the current year and 62 days for the prior year. During the periods of live racing Freehold Raceway also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 11% over the prior year. During periods of live racing and most other days Freehold Raceway receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcast was $348,887 for the three months ended December 31, 1998, a slight decrease from the corresponding prior period amount of $350,645.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1998

     During the six month period of harness racing ending December 31, 1998, the average live wagering at Freehold Raceway was $204,304 a 6% decrease from the corresponding prior period amount of $216,829. During this period 92 live days of wagering were conducted during the current year as compared to 99 days for the prior year. During the periods of live racing Freehold Raceway also simulcasted its racing signal to other race tracks around the country. The average simulcast wagering at these tracks increased 5% over the prior year. During periods of live racing and most other days Freehold Raceway receives simulcasts from other racetracks during the day and evening. The average daily wagering on simulcast was $337,234 for the six months ended December 31, 1998 a 9% increase from the corresponding prior period amount of $309,361.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On December 9, 1998, 7,619,446 shares of Common Stock representing 54.5% of the outstanding Common Stock were voted in favor of the following:

     (C) The sale of Freehold Raceway and a ten-acre parcel of land at Garden State Park to Greenwood New Jersey.

     (D) The lease of substantially all of the real property and related assets of Garden State Park.

     (E) The disposition by sale, exchange or otherwise of all or a portion of Garden State Park in Cherry Hill, New Jersey and the non-operating former El Rancho Hotel and Casino in Las Vegas, Nevada.

Item 6. Exhibits and Reports on Form 8-K

     The Company did not file any reports on Form 8-K with respect to the quarter ended December 31, 1998.

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






                              INTERNATIONAL THOROUGHBRED BREEDERS, INC.



February 16, 1999             /s/William H. Warner
                              -------------------------------------
                              William H. Warner,
                              Treasurer
                              (Principal Financial and Accounting Officer)