Form 10-Q
period 1999-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 1999-05-17
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1999
                               ------------------------
                                           OR

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                      Outstanding at May 14, 1999
Common Stock, $2.00 par value               8,980,232  Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                    for the Nine Months ended March 31, 1998
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                      PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Consolidated Balance Sheets
                  as of March 31, 1999 and June 30, 1998...............1-2

         Consolidated Statement of Stockholders' Equity
                  for the Nine Months ended March 31, 1999   ............3

         Consolidated Statements of Operations
                  for the Three and Nine Months ended
                  March 31, 1999 and 1998 ...............................4

         Consolidated Statements of Cash Flows
                  for the Nine Months ended
                  March 31, 1999 and 1998................................5

         Notes to Financial Statements ...............................6-17

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations....18-21

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K ......................22

SIGNATURES        ......................................................23

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1999 AND JUNE 30, 1998

                                     ASSETS

                                                      March 31,
                                                        1999          June 30,
                                                     (UNAUDITED)        1998
                                                     -----------        ----
CURRENT ASSETS:
 Cash and Cash Equivalents .....................   $  2,160,594   $    213,795
 Reserve Escrow Deposits .......................      1,149,156     10,460,881
 Accounts Receivable ...........................              0         36,838
 Prepaid Expenses ..............................        121,827        322,313
 Other Current Assets ..........................        145,856        325,756
 Net Assets of Discontinued Operations - Current        574,715     12,235,217
                                                        -------     ----------
      TOTAL CURRENT ASSETS .....................      4,152,148     23,594,800
                                                      ---------     ----------


NET ASSETS OF DISCONTINUED OPERATIONS-Long Term.     30,000,000     45,626,944
                                                     ----------     ----------

PROPERTY HELD FOR SALE .........................     42,149,755     47,434,670
                                                     ----------     ----------

LAND, BUILDINGS AND EQUIPMENT:
 Land and Buildings ............................        214,097        214,097
 Equipment .....................................        652,058        814,927
                                                        -------        -------
                                                        866,155      1,029,024
 LESS: Accumulated Depreciation and Amortization        313,017        308,162
                                                        -------        -------

      TOTAL LAND, BUILDINGS AND EQUIPMENT, NET .        553,138        720,862
                                                        -------        -------


OTHER ASSETS:
 Deposits and Other Assets .....................      1,198,172          3,172
 Deferred Financing Costs, Net .................        299,011      2,872,453
                                                        -------      ---------
      TOTAL OTHER ASSETS .......................      1,497,183      2,875,625
                                                      ---------      ---------


TOTAL ASSETS ...................................   $ 78,352,224   $120,252,901
                                                   ============   ============



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1999 AND JUNE 30, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,
                                                                     1999               June 30,
                                                                  (UNAUDITED)             1998
                                                                  -----------             ----
CURRENT LIABILITIES:
  Accounts Payable ............................................    $    181,427     $    278,786
  Accrued Expenses ............................................         886,824        4,852,328
  Current Maturities of Long-Term Debt ........................      30,500,000       55,208,426
                                                                     ----------       ----------
       TOTAL CURRENT LIABILITIES ..............................      31,568,251       60,339,540
                                                                     ----------       ----------


LONG-TERM DEBT, Net of Current Portion ........................       3,558,032                0
                                                                     ----------       ----------
COMMITMENTS AND CONTINGENCIES .................................            --               --


STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $100.00 Par Value,
    Authorized 500,000 Shares, Issued and Outstanding,
    362,482 and 362,480 Shares, Respectively ..................      36,248,175       36,247,975
  Common Stock, $2.00 Par Value, Authorized 25,000,000 Shares,
   Issued, 11,884,245 and 13,978,099 Shares,
   and Outstanding, 8,980,228 and 13,978,099 Shares ...........      23,768,489       27,956,197
  Capital in Excess of Par ....................................      26,073,944       25,878,224
  (Deficit) (subsequent to June 30, 1993,
     date of quasi-reorganization) ............................     (35,571,710)     (30,132,368)
                                                                    -----------      -----------
       TOTAL ..................................................      50,518,898       59,950,028
  LESS:
     Treasury Stock, 2,904,016 Shares, at Cost ................      (7,260,040)               0
     Deferred Compensation, Net ...............................         (32,917)         (36,667)
                                                                     ----------       ----------
       TOTAL STOCKHOLDERS' EQUITY .............................      43,225,941       59,913,361
                                                                     ----------       ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $  78,352,224    $ 120,252,901
                                                                  =============    =============


See Notes to Consolidated Financial Statements.
                                        2

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999


                                                        Preferred                    Common
                                                        ---------                    ------                   Capital
                                                 Number of                    Number of                       in Excess
                                                 Shares          Amount       Shares          Amount          of Par
                                                 ------          ------       ------          ------          ------
BALANCE - JUNE 30, 1998 ......................    362,480 $   36,247,975     13,978,099    $ 27,956,197    $ 25,878,224

 Shares Canceled in connection with
  Delaware Settlement .........................      --             --       (2,093,868)     (4,187,736)     (1,046,934)
 Purchase of 2,904,016 Shares for
  Treasury in connection with
  Delaware Settlement .........................      --             --             --              --              --
 Shares Issued for Fractional Exchanges
  With Respect to the
  One-for-twenty Reverse Stock Split
  effected on March 13, 1992 ..................        2            200             14              28            (228)
 Warrants Issued in Connection With Debt
  Retirement (See Note 11-B) ..................                                                              1,242,882
 Amortization of Deferred Compensation Costs        --             --             --              --              --
 Net (Loss) for the Nine Months
   Ended March 31, 1999 .......................     --             --             --              --              --
                                                 ------- --------------     ----------    ------------    ------------
BALANCE - MARCH 31, 1999 .....................   362,482 $   36,248,175     11,884,245    $ 23,768,489    $ 26,073,944
                                                 ======= ==============     ==========    ============    ============


                                                   Retained           Treasury       Deferred
                                                   Earnings            Stock,         Compen-
                                                   (Deficit)          At Cost         sation          Total
                                                   ---------          -------         ------          -----
BALANCE - JUNE 30, 1998 ......................   $(30,132,367)   $          0    $    (36,667)   $ 59,913,361

 Shares Canceled in connection with
  Delaware Settlement ........................           --              --              --        (5,234,670)
 Purchase of 2,904,016 Shares for
  Treasury in connection with
  Delaware Settlement ........................           --        (7,260,040)           --        (7,260,040)
 Shares Issued for Fractional Exchanges
  With Respect to the
  One-for-twenty Reverse Stock Split
  effected on March 13, 1992 .................           --              --              --              --
 Warrants Issued in Connection With Debt
  Retirement (See Note 11-B)                                                                       1,242,882
  Amortization of Deferred Compensation Costs           --              --             3,750           3,750
 Net (Loss) for the Nine Months
  Ended March 31, 1999 .......................     (5,439,343)           --              --        (5,439,343)
                                                 ------------    ------------    ------------    ------------
BALANCE - MARCH 31, 1999 .....................   $(35,571,710)   $ (7,260,040)   $   (32,917)    $ 43,225,941
                                                 ============    ============    ============    ============

See Notes to Consolidated Financial Statements.
                                                                3

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                      Three Months Ended               Nine Months Ended
                                                                           March 31,                       March 31,
                                                              ------------------------------   ------------------------------
                                                                     1999            1998            1999            1998
                                                                     ----            ----            ----            ----
EXPENSES:
        General & Administrative Expenses ...................    $   836,955    $  1,508,824    $  3,572,277    $  5,678,432
        Interest and Financing Expenses .....................      3,270,275       1,744,989       6,794,248       5,324,146
        Interest Income .....................................        (85,411)       (134,062)       (298,492)       (558,899)
        Amortization of Financing Costs .....................      1,044,839         764,801       2,574,441       2,288,781
        El Rancho Property Carrying Costs ...................        303,029         203,448         922,562         777,490

(LOSS) FROM CONTINUING OPERATIONS                                 ----------      ----------     -----------     -----------
   BEFORE DISCONTINUED OPERATIONS ...........................     (5,369,687)     (4,088,000)    (13,565,036)    (13,509,950)
                                                                  ----------      ----------     -----------     -----------

INCOME FROM DISCONTINUED OPERATIONS:
        Gain on Sale of Net Assets of Discontinued Operations      3,621,507            --         3,621,507            --
          (less applicable state income taxes of $1,300,000)
          Income from operations of discontinued racetrack
          operations (less
          applicable state income taxes of $22,500
          and $50,863 for the three
          months ended March 31, 1999 and 1998, respectively,
          and $150,000 and
          $121,100 for the nine months
          ended March 31, 1999 and 1998, respectively) ......        247,640       1,401,825       4,504,184       5,582,057
                                                                  ----------      ----------     -----------     -----------
        INCOME FROM DISCONTINUED OPERATIONS .................      3,869,147       1,401,825       8,125,691       5,582,057
                                                                  ----------      ----------     -----------     -----------
                                                                  ----------      ----------     -----------     -----------
NET (LOSS) ..................................................    $(1,500,540)   $ (2,686,175)   $ (5,439,345)   $ (7,927,893)
                                                                 ===========      ==========     ===========      ==========

BASIC PER SHARE DATA:
(LOSS) FROM CONTINUING  OPERATIONS ..........................    $     (0.59)   $      (0.29)   $      (1.08)   $      (0.97)
INCOME FROM DISCONTINUED OPERATIONS .........................           0.43            0.10            0.65            0.40
                                                                  ----------      ----------      ----------     -----------
NET (LOSS) ..................................................    $     (0.16)   $      (0.19)   $      (0.43)   $      (0.57)
                                                                  ==========      ==========      ==========      ==========

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING .................................      8,980,226      13,978,076      12,409,426      13,978,084
                                                                  ==========      ==========      ==========      ==========


See Notes to Consolideated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                       Nine Months Ended
                                                                           March 31,
                                                                 -----------------------------
                                                                      1999            1998
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        (LOSS) FROM CONTINUING OPERATIONS ....................   $(13,565,036)   $(13,509,950)
                                                                 ------------    ------------
        Adjustments to reconcile (loss)  to net cash (used in)
          provided by operating activities:
                Income from discontinued racetrack operations       8,125,691       5,582,057
                Depreciation and Amortization ................      2,613,859       3,586,519
                Compensation for Options Granted .............              0         819,413
                Loss on Disposal of Fixed Assets .............        146,238          32,673
                Changes in Assets and Liabilities -
                   Decrease in Restricted Cash and Investments              0       1,317,851
                   Decrease (Increase) in Accounts Receivable          36,838      (1,288,198)
                   Decrease (Increase) in Other Assets .......        179,900        (328,811)
                   Decrease in Prepaid Expenses ..............        200,486         875,681
                   (Decrease) in Accounts and Purses Payable
                    and Accrued Expenses .....................       (914,871)       (351,571)
                   (Decrease) in Deferred Revenue ............              0        (608,030)
                                                                 ------------
        CASH (USED IN) CONTINUING OPERATING ACTIVITIES .......     (3,176,895)

        CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES ...      2,629,637
                                                                 ------------    ------------
        NET CASH (USED IN) OPERATING ACTIVITIES ..............       (547,258)     (3,872,366)
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Freehold ...........................     17,900,000               0
    Proceeds from Sale of Land at Garden State Park ..........      2,000,000       8,449,904
    Purchase of 2,904,016 Shares of Treasury Stock ...........     (6,850,000)              0
    Development of El Rancho Property ........................              0        (239,588)
    Deposits on New Mexico Racetrack Options .................              0        (600,000)
    Capital Expenditures .....................................        (69,044)       (409,891)
    (Increase) in Other Investments ..........................              0         (60,417)
                                                                 ------------
        CASH PROVIDED CONTINUING INVESTING ACTIVITIES ........     12,980,957
        CASH(USED IN) DISCONTINUED INVESTING ACTIVITIES ......        (85,068)
                                                                 ------------    ------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES ............     12,895,888       7,140,008
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred Financing Costs .................................              0         (22,445)
    Escrow Deposits Utilized .................................      9,311,725       6,790,994
    Deposits to Reserve Escrow Deposits from Land Sale .......              0      (1,370,120)
    (Increase) in Balances Due From Discontinued Subsidiaries     (14,460,563)              0
    Principal Payments on Sun Mortgage .......................              0      (6,000,000)
    Principal Payments on Short Term Notes ...................     (2,708,426)       (908,370)
    Principal Payments on Long Term Notes ....................              0      (1,006,070)
                                                                 ------------
        CASH (USED IN) CONTINUING FINANCING ACTIVITIES .......     (7,857,264)
        CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES .....     (4,644,520)
                                                                 ------------    ------------
        NET CASH (USED IN) FINANCING ACTIVITIES ..............    (12,501,784)     (2,516,011)
                                                                 ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........       (153,153)        751,630
         LESS CASH AND CASH EQUIVALENTS PROVIDED BY
            DISCONTINUED OPERATIONS ..........................      2,099,952            --
        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
          FROM CONTINUING OPERATIONS .........................        213,795       3,784,895
                                                                 ------------    ------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $  2,160,594    $  4,536,525
                                                                 ============    ============

        Supplemental Disclosures of Cash Flow Information:
                Cash paid during the period for:
                Interest                                         $  4,636,979    $  5,832,726
                Income Taxes                                     $  1,500,000    $    100,000

        Supplemental Schedule of Non-Cash Investing and Financing Activities:
        During the nine months ended March 31, 1999 and 1998, the Company recorded an unrealized loss of $12,078 and $3,334, respectively, on trading securities.
        During the nine months ended March 31, 1999, the Company issued warrants to purchase 497,153 shares of Common Stock at a fair value of $1,242,883 in connection with financing agreements.
        During the nine months ended March 31, 1998, the Company issued options to purchase 300,000 shares of Common Stock at a fair value of $786,000 to three of the Company's directors.
        During the nine  months  ended  March 31,  1999,  the  Company  canceled
          2,093,868  shares  of Common  Stock in  connection  with the  Delaware
          Settlement.
        During the nine months ended March 31, 1999, the purchase of 2,904,016 shares of Common Stock was financed, in part, through a long term note in the amount of $3,558,032.
        During the nine months ended March 31, 1999, $22,000,000 of the Company's short term debt was assumed by the the purchaser in in connection with the sale of certain assets at Freehold Raceway and Garden State Park.

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

     On January 28, 1999, the Company completed the sale of Freehold Raceway and a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities. Prior to June 30, 1998, the Company determined to sell its racetracks and, accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the periods presented. (See Notes 2 and 4)

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. The remaining debt to the Company's primary lender is due June 1, 1999, unless an extension is obtained. On May 7, 1999, the Company notified their primary lender, Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"), of its intent to extend the loan maturity date to June 1, 2000. The Company will be required to deposit sufficient funds into an escrow account to cover interest and fees of approximately $4 million. The Company is currently considering financing sources for the funds required to extend the debt payment date. However, there can be no assurance that the Company will be successful in such endeavors.

     The Company has sustained losses of approximately $18.3 million and $17.4 million during fiscals 1998 and 1997, respectively, and a net loss of approximately $5.4 million for the nine months ended March 31, 1999. The Company believes its projected cash flows from its current operations will be sufficient until June 1, 1999 when the debt to the Company's primary lender is due, and there can be no assurances beyond that date.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)      SALE AND LEASE OF ASSETS

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns
Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). The purchase price was $46 million ($1 million of which will be held in escrow to cover certain indemnification and other obligations of the Company), with an additional $10 million in contingent promissory notes (the "Contingent Notes") which become effective upon, among other things, the New Jersey Legislatures's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved by the New Jersey Legislature in the future. Greenwood Racing, Inc. has guaranteed the performance by the purchaser of all obligations under the Contingent Notes, and following a consummation of a joint venture between Greenwood Racing, Inc. and Penn National Gaming, Inc. ("Penn National"), which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten off-track betting parlors in Pennsylvania, will also guarantee the Contingent Notes.

     The proceeds of the Greenwood Transaction were principally used by the Company to pay off the first lien on the assets of Freehold Raceway, reduce the outstanding balance on the Company's loan from Credit Suisse to $30.5 million and to consummate the Delaware Settlement. (See Note 3) In addition, Credit Suisse also released to the Company approximately $4.475 million from its escrow reserves for working capital purposes. (See Note 6)

     The Company recognized a net gain of $3,621,507, following the write down to fair value of the remaining assets

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

of Garden State Park, on the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities during the third quarter of Fiscal 1999.

(3) LITIGATION SETTLEMENT

     On January 28, 1999, the Company fully and finally consummated the settlement and dismissal of the following actions discussed in the Legal Proceedings Section of this 10Q: Quigley et al. v. DeSantis et al., C.A. No. 15919, in the Court of Chancery of the State of Delaware; Rekulak v. DeSantis et al., C.A. No. 15920, in the Court of Chancery of the State of Delaware; Green v. DeSantis, et al., C.A. No. 97-CV-5657, in the New Jersey District Court. These actions were settled in connection and accordance with the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the above action entitled Quigley et al. v. DeSantis et al. (the "Delaware Settlement").

     Pursuant to the terms of the Delaware Settlement, the Company purchased from NPD, Inc. ("NPD") approximately 2.9 million shares of ITB common stock (the "NPD Shares") for $4.6 million cash and the assumption by ITB of a $5.8 million promissory note originally issued by NPD to acquire the NPD Shares, held by Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Bankruptcy Trustee"). In addition, pursuant to the terms of the Delaware Settlement and with the approval of the United States Bankruptcy Court for the District of New Mexico in an action in which AutoLend Group, Inc. is the debtor, NPD returned to AutoLend Group, Inc. the $2 million originally pledged by AutoLend Group, Inc. to secure the aforementioned $5.8 million promissory note (the "NPD Note"). ITB understands that former ITB director Nunzio P. DeSantis is Chairman, President and a principal stockholder of AutoLend Group, Inc., and former ITB director Anthony Coelho is a director of AutoLend Group Inc.

     The approval of certain transactions between ITB and the Bankruptcy Trustee by the United States Bankruptcy Court for the District of New Jersey in the action entitled In re Robert E. Brennan, C.A. No. 95-35502, was a condition precedent to the consummation of the Delaware Settlement. This approval was duly received and the Company consummated a separate settlement with the Bankruptcy Trustee necessary to consummate the Delaware Settlement (the "Trustee Settlement"). Pursuant to the Trustee Settlement, the Bankruptcy Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032 (see Note7-B); (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (i) January 15, 2001, or (ii) the closing of either the sale of the Company's non-operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); (c) a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement; (e) subordinate interests in both the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note. As a result of the Trustee Settlement, the Company secured (a) the power to consummate the Delaware Settlement, (b) releases from the Bankruptcy Trustee in favor of all parties to the Delaware Settlement, including the Company, and (c) the right to defer certain interest payments due under the ITB Note until the maturity of such note.

     Upon consummation of the Delaware Settlement, Nunzio P. DeSantis, Anthony Coelho, and Joseph Zappala immediately resigned from the Company's board of directors and terminated any and all employment agreements or consulting arrangements with the Company. Francis W. Murray and Robert J. Quigley remained directors, and during the quarter ended Maech 31,1999, John U. Mariucci and James J. Murray were elected by the remaining directors to serve on the board of directions until the next annual stockholders' meeting.

     Also pursuant to the Delaware Settlement, Las Vegas Entertainment Network, Inc. ("LVEN") was granted the exclusive right to sell the El Rancho Property until November 20, 1998 and the co-extensive right, along with the Company, to sell the El Rancho Property until April 19, 1999. Beginning January 19, 1999, and ending upon the earlier of a sale of the El Rancho Property or April 19, 1999, LVEN is required to pay one-half of the carrying costs associated with maintaining the El Rancho Property. LVEN also obtained the right, exercisable from March 20, 1999 until April 19, 1999, to refinance the El Rancho Property and thereby obtain the extended right to sell the El Rancho Property until the earlier of (a) one year from April 19, 1999 or (b) the midpoint of the term of the refinancing loan (the "Refinancing Option"). As of March 31, 1999, neither LVEN, nor the Company have sold the El Rancho Property, and LVEN has not

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

exercised the Refinancing Option. There can be no assurances that the Company or LVEN will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement.

     In exchange for the foregoing, LVEN (a) executed and delivered releases to all parties to the Delaware Settlement, including the Company and Credit Suisse,
(b) returned to ITB for immediate cancellation the 2,093,868 shares of ITB common stock (the "LVEN Shares") previously issued to Casino-Co Corporation, a subsidiary of LVEN, in exchange for the cancellation of a certain $10.5 million note plus accrued interest from ITB to LVEN, which note remains canceled, (c) released any and all LVEN or Casino-Co Corporation interests in the NPD Shares, and (d) cancellation of any and all agreements of any kind or nature whatsoever between LVEN and its affiliates and ITB or any of its subsidiaries.

     The foregoing summary of the terms and transactions relating to the Delaware Settlement and the Trustee Settlement is qualified by reference to the actual documents filed with the respective courts in the actions discussed above.

     There can be no assurances that the Company will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement.

(4)      DISCONTINUED OPERATIONS

     On January 28, 1999, the Company completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility, and the lease of the real property and certain related assets of Garden State Park for a seven-year period. (See Note 2).

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)


         The discontinued operations are summarized as follows:

                                             Three Months Ended March 31, Nine Months Ended March 31,

Discontinued Racetrack Operations:                1999          1998          1999          1998
                                                  ----          ----          ----          ----

  Revenue .................................   $ 4,071,896   $18,850,288   $38,295,517   $54,036,089
                                              -----------   -----------   -----------   -----------

  Expenses:

      Cost of Revenues:

         Purses ...........................     1,041,118     6,909,264    13,115,586    18,929,027

         Operating Expenses ...............     2,276,779     8,748,513    16,525,480    24,089,056

         Depreciation & Amortization ......       255,378       413,909     1,078,701     1,246,207

      General & Administrative Expenses ...       166,148     1,122,460     2,454,559     3,416,934

      Interest Expenses ...................        67,437       203,054       472,112       651,708
                                              -----------   -----------   -----------   -----------
                 Total Expenses ...........     3,801,756    17,397,200    33,641,334    48,332,932
                                              -----------   -----------   -----------   -----------

Income From Discontinued Racetrack
Operations Before Taxes ...................       270,140     1,453,088     4,654,184     5,703,157

      Income Tax Expense ..................        22,500        51,263       150,000       121,100
                                              -----------   -----------   -----------   -----------

                                                  247,640     1,401,825     4,504,184     5,582,057

Gain on Sale of Net Assets of Discontinued
Operations  (Net of $1,300,000 state income
taxes) ....................................     3,621,507          --       3,621,507          --
                                              -----------   -----------   -----------   -----------

Income From Discontinued
 Racetrack Operations .....................   $ 3,869,147   $ 1,401,825   $ 8,125,691   $ 5,582,057
                                              ===========   ===========   ===========   ===========

      The net assets of the discontinued operations included in the accompanying consolidated balance sheet as of March 31, 1999 consist of the following:

Classified As:

Current Assets ..................................            $    3,009,933

Current Liabilities .............................                 2,435,219
                                                                 ----------

  Net Assets of Discontinued Operations - Current                   574,715

Property Assets of Garden State Park ............                30,000,000
                                                                 ----------
  Net Assets of Discontinued Operations .........            $   30,574,714
                                                                 ==========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

  Cash flows from discontinued operations for the nine months ended March 31, 1999 consist of the following:

Cash Flows From Discontinued Operating Activities:

        Income ......................................................   $  8,125,691

        Adjustments to reconcile income to net cash provided by discontinued operating activities

                Gain on Sale of Discontinued Operations .............     (3,621,507)

                Depreciation and Amortization .......................      1,078,701

                Changes in Assets and Liabilities:

                          Decrease in Restricted Cash and Investments      3,291,166

                          Increase in Accounts Receivable ...........       (112,676)

                          Decrease in Other Assets ..................         21,142

                          Decrease in Prepaid Expenses ..............        565,249

                          Decrease in Accounts and Purses Payable and
                            Accrued Expenses ........................     (5,357,933)

                          Decrease in Deferred Revenue ..............     (1,360,196)
                                                                        ------------

        Net Cash Provided By Discontinued Operating Activities
         (Excluding Income) .........................................      2,629,637
                                                                        ------------

Cash Flows From Discontinued Investing Activities:

        Capital Expenditures ........................................        (82,570)

        (Increase) in Other Investments .............................         (2,498)
                                                                        ------------

        Net Cash (Used In) Discontinued Investing Activities ........        (85,068)
                                                                        ------------

Cash Flows from Discontinued Financing Activities:

        Principal Payments on Short Term Notes ......................       (723,545)

        Decrease in Balances Due To Parent Company ..................      8,077,756

        Principal Payments on Long Term Notes .......................    (11,998,731)
                                                                        ------------

        Net Cash (Used In) Discontinued Financing Activities ........     (4,644,521)
                                                                        ------------

        Net Decrease in Cash and Cash Equivalents From Discontinued
         Operations .................................................     (2,099,952)

              Cash and Cash Equivalents at Beginning of Year From
               Discontinued Operations ..............................      3,166,904
                                                                        ------------
              Cash and Cash Equivalents at End of Period From
                Discontinued Operations .............................   $  1,066,952
                                                                        ============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

(5)      PROPERTY HELD FOR SALE

     On January 28, 1999, the Company consummated the settlement under the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery (the "Delaware Settlement"). (See Note 3). As part of the Delaware Stipulation, the Company has provided for the possible sale of the El Rancho Property pursuant to the terms enumerated by the Delaware Settlement. (See Note 3) On June 30, 1998, the El Rancho Property was reclassified to "Property held for Sale" after recording an impairment charge during the fourth quarter of Fiscal 1998 of approximately $3,430,000 to adjust the El Rancho
Property to fair value, after taking into account the estimated fair value of the reversion of the LVEN Shares (See Note 3). In the absence of a public market for the Company's Common Stock, management has determined the estimated fair value of the Common Stock to be the anticipated book value attributable to the Common Stock after taking into account the estimated operating results until the disposition of the racetrack assets and operations, and the El Rancho Property, and other transactions contemplated by the Delaware Settlement. (See Notes 2 and
3)

(6)      RESERVE ESCROW DEPOSITS

     At March 31, 1999, $1,149,156 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse. The terms of such credit facility provided that such reserve accounts be held by LaSalle National Bank ("the Depository"). On the maturity date of such credit facility, any amounts remaining on deposit shall, at Credit Suisse's option, be applied against any outstanding obligations of the Company under such credit facility or returned to the Company. In connection with the January 28, 1999 sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facility, Credit Suisse released to the Company approximately $4.475 million from its escrow reserves to pay down debt and for working capital purposes.

The Escrow Accounts are summarized below:

                 Account                                March 31, 1999
------------------------------------------------      ----------------

Interest Reserve .............................           $     959,776

El Rancho Reserve ............................                   6,750

Working Capital ..............................                 182,630
                                                             ---------

                                         Total           $   1,149,156
                                                      ================


(7)      NOTES AND MORTGAGES PAYABLE

         Notes and Mortgages Payable are summarized below:

                                                                     March 31, 1999
                                                             ------------------------------
                                   Interest % Per Annum           Current       Long-Term
                                  ------------------------------------------  -------------

International Thoroughbred Breeders Inc.:
Credit Suisse First Boston(A)    LIBOR Rate plus 7%
                                 (3/31/99  rate 11.94%)    $   30,500,000   $       -0-

REB Bankruptcy Trustee(B)        Prime Rate
                                 (3/31/99 rate 7.75%)                 -0-      3,558,032
                                                            ---------------- -------------
    Total                                                  $   30,500,000   $  3,558,032
                                                            ================ =============
The  effective  LIBOR Rate and the Prime  Rate at March 31,  1999 were 4.94% and
7.75%, respectively.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)



     (A) On May 23, 1997, the Company entered into a two-year $55 million credit facility with Credit Suisse secured by a pledge of certain of the personal and real property of the Company and its subsidiaries (the "Credit Suisse Credit Facility"). Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts, financing and closing fees of $4.3 million were incurred by the Company and $3.9 million was used by the Company for general corporate purposes and repayment of certain other financial obligations. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the London interbank offered rate ("LIBOR"). The scheduled maturity date of the Credit Suisse Facility is June 1, 1999.

     The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "Credit Suisse Note"). In addition, Credit Suisse was granted warrants to purchase 1,044,000 shares at an exercise price of $4.375 per share (subject to adjustment in certain events). The warrants to purchase 546,847 shares are immediately exercisable, have been valued at approximately $1.6 million and have been recorded as original issue discount. The warrants to purchase 497,153 shares became exercisable January 28, 1999, following the consummation of the Delaware Settlement and were recorded as financing expenses in the amount of $1,242,883 during the third quarter of Fiscal 1999. (See Notes 2 and 11)

     Credit Suisse also received 232,652 shares of the Company's Common Stock upon the prior conversion of a $10.5 million promissory note issued by the Company to LVEN in consideration for Credit Suisse's consent and advisory services in connection with this transaction. Credit Suisse's right to receive further shares upon the consummation of a proposed related acquisition by the Company of Casino-Co Corporation ("Casino-Co"), a wholly-owned subsidiary of LVEN, equal to 10% of the stock consideration paid by the Company for such acquisition, has been terminated by the above described Delaware Settlement. The Company has granted Credit Suisse certain registration rights with respect to the above described warrants and shares.

     The Credit Suisse Credit Facility also provides for both affirmative and negative covenants, including financial covenants such as tangible net worth, as defined in the Credit Suisse Credit Facility. The Company's non- compliance with certain non-financial covenants at December 31, 1998 were waived on January 28, 1999 in connection with the Delaware Settlement. (See Note 3)

     On  January  28,  1999,  a  portion  of the  proceeds  from  the  Greenwood
Transaction and $2,500,000 held in escrow was used to reduce the principal balance on the Credit Suisse Note to $30.5 million and to pay a 2% prepayment fee of $500,000, recorded as financing expenses, to Credit Suisse. (See Note 2)

     The approval agreements signed on January 28, 1999 between the Company and CSFB required the Company to register with the SEC the warrants and the shares issued to CSFB within 90 days of the agreements. To date, the Company has not completed the Registration Statement. The Company is currently seeking an extension to register these warrants and shares and it is expected that a resolution will be agreed upon by June 1, 1999.

     (B) As discussed in Note 3 above, and in connection with the Delaware Settlement, the Company executed a note in the principal Amount of $3,558,032 in order to purchase the NPD Shares. The terms of such ITB Note are discussed in
Note 3.

(8)      INCOME TAX EXPENSE

     The Company's income tax expense for the three and nine month periods ending March 31, 1999 and 1998 relates to New Jersey income taxes for its Freehold Raceway operations and the gain on the sale of the Freehold Assets.

(9)      COMMITMENTS AND CONTINGENCIES

     (A) On July 2, 1998, the Company entered into the Delaware Stipulation to resolve certain pending litigation. The Delaware Settlement was subject to a number of conditions, including without limitation, Delaware court approval (which was issued on October 6, 1998), the consent of the Company's primary lender (which was granted on January 28, 1999) (See Note 3) and the grant of certain approvals by certain U.S. bankruptcy courts (which were issued on January 15, 1999). The Delaware Settlement resulted in, among other things: (i) the dismissal of the pending litigation with prejudice; and (ii) the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

Company's purchase from NPD of approximately 2.9 million shares of the Company's Common Stock (the "NPD Shares") for $4.6 million plus the assumption by the Company of NPD's $5.8 million promissory note held by the Bankruptcy Trustee, and (iii) the termination of the Company's option agreement with D & C Gaming, Inc. During the fourth quarter of Fiscal 1998, the Company recorded a charge of approximately $3.7 million, based on the difference between the estimated fair value at June 30, 1998 of $2.50 per share and the agreed upon price per share of $3.58, for the purchase of the NPD Shares. Approximately $3.1 million of this charge, previously reflected in accrued expenses, was eliminated as part of the Delaware Settlement on January 28, 1999.

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

     As discussed above, the Delaware Settlement also contemplates a potential disposition of the El Rancho Property. The proceeds of such sale will be used to retire its outstanding debt to the Company's primary lender. There can be no assurance that any such disposition will occur in the amounts contemplated by the Delaware Settlement. (See Note 3).

     As part of the Delaware Settlement, Las Vegas Entertainment Network, Inc. has returned to the Company for cancellation approximately 2.1 million shares of the Company's common stock (the "LVEN Shares"), and has terminated all of its contractual arrangements with the Company.

     As a result of the cancellation of the 2,093,868 LVEN Shares and the repurchase of the NPD Shares by the Company (recorded as Treasury Stock), the number of outstanding shares of the Company's common stock was reduced to 8,980,227 shares.

     (B) The Company entered into lease agreements for certain equipment and maintenance contracts at the Garden State Park facility and Freehold Raceway. Two of these agreements were based upon the daily average of the total amount wagered and number of live racing days at the Company's racetracks. Minimum rental payments for the next five years were based on projected racing dates. These lease agreements were transferred as part of the sale and lease transactions completed on January 28, 1999. In connection with the January 28, 1999 transactions, the Company purchased the undepreciated balance of equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which will be paid by the lessee). During July 1997, the Company executed an agreement to lease office space in Albuquerque, New Mexico for a five-year period, expiring on July 31, 2002. The lease provided for a monthly rent of approximately $10,000 when the space was fully occupied. In connection with this lease, the Company sub-leased a portion of the premises to AutoLend, a company in which Nunzio P. DeSantis is the Chairman, President and principal stockholder and Anthony Coelho is a director, for $600 per month. Upon consummation of the Delaware Settlement on January 28, 1999, the Albuquerque lease was assumed by AutoLend.

     In connection with the Greenwood Transaction (See Note 2), Mr. Richard E. Orbann, Vice President of Racing Operations of the Company, and the Company entered into an agreement terminating Mr. Orbann's employment with the Company. Such termination was effective on February 5, 1999. The cost of terminating the contract in the amount of $132,548 was recorded during the third quarter.

     As of December 31, 1998, the employment contracts of Edward Ryan and Kerry Fitzpatrick expired. During the third quarter, the Company paid $119,036 in severance payments in association with their employment contracts.

     (C) The Company and certain of its officers and directors and former officers and directors received subpoenas from the Securities and Exchange Commission (the "SEC") relating to certain transactions for the period January 1, 1997 to the present. It is the Company's intent to cooperate fully with the SEC's investigation.

     (D) The approval agreements signed on January 28, 1999 between the Company and CSFB required the Company to register with the SEC the warrants and the shares issued to CSFB within 90 days of the agreements. To date, the Company has not completed such registration statement. The Company is currently seeking an extension to register these warrants and shares and it is expected that a resolution will be agreed upon by June 1, 1999.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

         LEGAL PROCEEDINGS

Quigley et al. v. DeSantis et al.

     Quigley, Leo and The Family Investment Trust v. DeSantis, Abraham, Coelho, Scholl, Zappala, Corazzi and Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No. 15919 (the "Quigley Action"), was filed in the Delaware Court of Chancery on or about September 10, 1997, and alleged that the director defendants therein acted in contravention of ITB's by-laws, Delaware law and their fiduciary duties. The Quigley Action sought a declaratory judgement that the actions taken by the director defendants violated ITB's by-laws, Delaware law and the director defendants' fiduciary duties and that such actions are void and should be rescinded by the Court. Moreover, the Quigley Action sought damages suffered by ITB in connection with such challenged actions. ITB asserted counterclaims against Quigley, Leo, Murray, and Dees Jr., alleging that such counterclaim defendants contravened Delaware law and such counterclaim defendants' fiduciary duties. In connection with such counterclaims, ITB sought injunctive relief preventing the counterclaim defendants from interfering with the Company's day-to-day business affairs, the establishment of a constructive trust over certain assets, a declaration that a certain supermajority by-law was repealed and money damages. Murray further counterclaimed against ITB for wrongful termination and failure to pay certain compensation. All allegations of either the plaintiffs or the counterclaim plaintiffs were denied.

     The Quigley Action was fully and finally dismissed and settled in connection with the January 28, 1999 consummation of the Delaware Settlement as described in Note 3.

Rekulak v. DeSantis et al.

     On or about September 11, 997, the action entitled Rekulak v. DeSantis, Abraham, Coelho, Scholl, Zappala, Corazzi and Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No. 15920, was brought in the Delaware Court of Chancery alleging that the defendants therein acted in contravention of ITB's by-laws, Delaware law and the director defendants' fiduciary duties (the"Rekulak Action"). The allegations made and the relief sought in the Rekulak Action are virtually identical to the allegations made and relief sought in the Quigley Action.

     The Rekulak Action was fully and finally dismissed in connection with the January 28, 1999 consummation of the Delaware Settlement as described in Note 3.

Green v. DeSantis et al.

     On or about October 30, 1997, the action entitled Green v. DeSantis, Corazzi, Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. No. 97-5359 (JHR), was filed int he United States District Court for the District of New Jersey (the "Green Action"). The Green Action alleged that the defendants therein acted in contravention of ITB's by-laws, their fiduciary duties and the contractual obligations in connection with Robert Wm. Green's interests pertaining to ITB. Plaintiff Green sought compensatory and punitive damages in connection with the defendants' actions, an order enjoining defendants from transferring, encumbering or alienating certain of the Company's common stock which was subject to an option agreement between Green and NPD, Inc., an order declaring certain shares of common stock of the Company to be a nullity, reformation of the aforementioned option agreement to extend the termination date. The action raised claims substantially similar to those made in the Quigley Action. The Company was not a party to the Green Action.

     The Green Action was fully and finally dismissed and settled in connection with the January 28, 1999 consummation of the Delaware Settlement as described in Note 3.

NPD, Inc. v. Quigley et al.

     On or about November 17, 1997, an action entitled NPD, Inc. v. Quigley, Francis W. Murray, Leo, Dees Jr., Mariucci, Koenemund and James J. Murray, C.A. No. 97-CV-5657, was filed in the United States District Court for the District of New Jersey, alleging that the defendants therein had engaged in fraudulent and conspiratorial conduct in connection with a certain Stock Purchase Agreement between Robert E. Brennan and NPD, Inc. ("the "NPD Action"). The NPD Action sought

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

compensatory  and  punitive  damages.  The  Company  was not a party  to the NPD
Action.

     The NPD Action was fully and finally dismissed and settled in connection with the January 28, 1999 consummation of the Delaware Settlement as described in Note 3.

Harris v. DeSantis, et al.

     On February 24, 1998, the action entitled Myron Harris, derivatively on behalf of International Thoroughbred Breeders, Inc. v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray ("Harris-Federal"), C.A. No. 98-CV-517(JBS), was brought in the District Court for the District of New Jersey (the "Harris Federal Action"). The factual allegations and claims asserted in the Harris-Federal Action are virtually identical to the claims asserted in the Quigley Action and in the Counterclaims asserted by the Company in the Quigley Action.

     On May 4, 1998, all defendants filed a motion to dismiss, or, in the alternative, a motion to stay the Harris-Federal Action, pending resolution of the Quigley Action. The New Jersey District Court has not ruled on that motion. On May 4, 1998, the plaintiff filed an amended complaint to, among other things, add another stockholder as an additional plaintiff.

     As described more fully below, pursuant to the New Jersey Memorandum and the satisfaction of certain conditions set forth therein, the Harris-Federal Action is to be fully and finally dismissed with prejudice. See "New Jersey Settlement."

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

New Jersey Settlement

     The New Jersey Actions are currently at a standstill as the parties have entered into the New Jersey Memorandum. Subject to the approval of the court, the defendants and the Company will pay the aggregate sum of $175,000 for plaintiffs' counsel fees and expenses in the New Jersey Litigation. Pursuant to the New Jersey Settlement, following the implementation of the Delaware Settlement, the defendants will restructure the Audit Committee of the Company so as to facilitate the procurement and timely filing of audited financial statements in the future. Further, the Company will take all appropriate actions necessary to promptly initiate the quotation of the Company's Common Stock and Preferred Stock on the OTC Bulletin Board.

     Pursuant to the New Jersey Settlement, the plaintiffs agreed not to file objections to the Delaware Settlement. In addition, pursuant to the New Jersey Settlement, the plaintiffs will move for a dismissal, with prejudice, of the Harris-Federal Action because the Delaware Settlement bars further prosecution of the claims in the Harris Federal Action. For settlement purposes only, a class will be certified for Harris-State Action consisting of all holders of the Company's stock after October 13, 1997 (the date AMEX suspended trading of the Company's stock). If the New Jersey Settlement becomes final, the plaintiffs and the class members will release the defendants and the Company and all others acting on the Company's behalf from any claims that were asserted or could have been asserted in the Harris-State Action. The Settlement of the Harris-State Action remains subject to the execution of the definitive Settlement Documents and court approvals.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

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

(10)     DEFERRED FINANCING COSTS

     Deferred financing costs at March 31, 1999 include those amounts associated with its May 23, 1997 financing agreement with Credit Suisse. (See Note 7). These costs of $6,238,731, less amortization of $5,939,720, are being expensed over the two-year life of the loan. Amortization expense for the three months ended March 31, 1999 and 1998 was $1,044,839 and $764,801, respectively. Amortization expense for the nine months ended March 31, 1999 and 1998 was $2,574,441 and $2,288,781, respectively.

     The Fiscal 1999 amounts for interest and financing expenses include an accellerated charge to existing deferred financing costs of $435,000 related to the early debt payment in connection with the sale of Freehold and the lease of the Garden State Park facility.

(11)     STOCK OPTIONS AND WARRANTS

         (A)      EMPLOYEE AND  NON-EMPLOYEE OPTIONS

     The fair value of options issued recognized as non-employee option costs during the nine months ended March 31, 1999 and 1998 was $0 and $819,413, respectively. At March 31, 1999, total employee options outstanding were 1,300,000 and total non-employee options outstanding were 300,000. Options to purchase an aggregate of 6,000,000 shares of Common Stock were granted, subject to stockholder approval, to the Company's Chief Executive Officer and Chairman of the Board. On August 21, 1997, the Company granted non-qualified stock options to purchase an aggregate of 300,000 shares of Common Stock to certain directors. Upon consummation of the Delaware Settlement on January 28, 1999, options to purchase an aggregate of 6,300,000 shares of Common Stock were cancelled.

         (B)      WARRANTS

     At March 31, 1999, total warrants outstanding were 2,169,000, 1,647,817 of which have been accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho property and 497,153 of which were recorded as financing expenses. The deferred financing costs are being amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho property has been capitalized and will be amortized when the facility becomes operational; however, the Company has determined to dispose of the El Rancho Property.

     Effective January 28, 1999, in connection with the Approval Agreement between the Company and CSFB, the Company agreed that the warrants to purchase 497,153 shares of common stock at $4.375 were immediately exercisable by CSFB. The fair value of the warrants of $1,242,883 was recorded as a financing expense.


(12)     RELATED PARTY TRANSACTIONS

     During the nine months ended March 31, 1999, the Company paid $70,000 in consulting fees, $25,000 for director fees, $3,500 for an auto allowance and $25,765 in expense reimbursements to Anthony Coelho, the Company's Chairman, pursuant to an agreement effective January 15, 1997. Mr. Coelho's consulting agreement was month to month, under which he was paid $10,000 per month for ongoing consulting services, $2,500 for each board meeting he attended and a $500 monthly automobile allowance. Mr. Coelho's consulting agreement was terminated and options granted to him in the consulting agreement were canceled, effective January 28, 1999, the date of consummation of the Delaware Settlement.

     The Company pays Mr. Scholl, $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. Mr. Scholl is currently the Secretary of Casino-Co and was President and a director of Casino-Co from March 1996 to May 19, 1997.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)


     The Company paid $10,000 per month to Mr. Zappala for consulting services and for the first nine months of Fiscal 1999, Mr. Zappala was paid $10,000 for director fees and $11,777 of reimbursed expenses. Upon consummation of the Delaware Settlement on January 28, 1999, Mr. Zappala's consulting arrangement was terminated.

     On February 22, 1999, James J. Murray was elected by the Board of Directors to serve as a director of the Company until the next stockholder's meeting. Mr. Murray is the brother of Francis W. Murray, a director and employee of the Company. Mr. James J. Murray previously served as a director for the Company from November 4, 1996 until January 15, 1997.

     For additional information regarding related party transactions see Note 16 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

(13)     STOCK TRADING INFORMATION

     Effective August 7, 1998, the Company's Common Stock and its Preferred Stock were delisted from trading on the American Stock Exchange ("AMEX") for the failure to comply with certain listing criteria. Neither the Common Stock nor the Preferred Stock have been traded on AMEX since October 13, 1997, the date on which trading was suspended because the Company had not filed its Annual Report on Form 10-K for fiscal 1997 within the Securities and Exchange Commission's prescribed time period. Application is being made to initiate quotation of the Common Stock and the Preferred Stock on the OTC Bulletin Board. In the interim, the stock is listed for quotation on the NQB Pink Sheets.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 1999

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's working capital, as of March 31, 1999, was a deficit of ($27,416,103) which represents a decrease of approximately $18,025,496 from the March 31, 1998 working capital deficit of ($45,441,599). The decrease in the deficit was caused in part by the re-classification of certain assets and current liabilities in connection with the discontinued racetrack operations, offset by the retirement of $24.5 million of the Credit Suisse debt and losses incurred from operations. On May 23, 1997, the Company obtained a credit facility from Credit Suisse. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and were used to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the LIBOR rate. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts ( including $10 million in an interest reserve account). Financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. On January 28, 1999, the credit facility was reduced to $30.5 million in connection with the sale of certain assets of Freehold Raceway and the sale of a ten-acre parcel land at the Garden State Park facility. At March 31, 1999, the interest rate on the Credit Suisse Credit Facility was 11.94%. The Company was not in compliance with certain non-financial covenants of the Credit Suisse Credit Facility through January 28, 1999, however, Credit Suisse has waived those violations. The loan matures June 1, 1999 unless, under certain conditions (See
Note 1), an extension is granted.

     The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") pursuant to which $10 million of the aggregate principal amount of the CSFB Note can be converted in certain circumstances, including on the maturity date of the CSFB Note, upon the prepayment of at least $10 million in an aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, pursuant to the Credit Suisse loan agreement, Credit Suisse was granted warrants to purchase 1,044,000 shares of Common Stock at an exercise price of $4.375 per share (subject to adjustment in certain events). Warrants to purchase 546,847 shares of Common Stock are immediately exercisable and warrants to purchase 497,153 shares of Common Stock became exercisable on January 28, 1999 in connection with the Delaware Settlement. The fair value of the warrants of $1,242,883 was recorded as a financing expense. (See Notes 3 and 11-B)

     The net loss for the nine months ended March 31, 1999 was ($5,439,345). Cash flows used by operating activities amounted to approximately $547,258. The net loss incurred by the Company includes approximately $4,343,000 of other non-cash expenses.

     Cash provided by investing activities was $12,895,888 during the nine months ended March 31, 1999, primarily the result of cash proceeds of approximately $19,900,000 from the sale of certain assets of Freehold Raceway and the sale of a ten-acre parcel of land at the Garden State Park facility, partially offset by the purchase of 2,904,016 shares of Treasury Stock for $6,850,000. (See Notes 2, 3 and 7-B)

     Cash used in financing activities was $12,501,784 during the nine months ended March 31, 1999, consisting principally of amounts drawn from the Credit Suisse interest escrow account in the amount of $9,311,725, a $2,500,000 payment of the Credit Suisse note and principal payments of approximately $13,000,000 primarily associated with the retirement of the Freehold debt.

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). The

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 1999

purchase price was $46 million ($1 million of which will be held in escrow to cover certain indemnification and other obligations of the Company), with an additional $10 million in contingent promissory notes (the "Contingent Notes") which become effective upon, among other things, New Jersey's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved in New Jersey in the future. Greenwood Racing, Inc. will guarantee the performance by the purchaser of all obligations under the Contingent Notes, and following a consummation of a joint venture with Greenwood Racing, Inc., Penn National Gaming, Inc. ("Penn National"), which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten off-track betting parlors in Pennsylvania), will also guarantee the Contingent Notes.

     The proceeds of the Greenwood Transaction were principally used by the Company to pay off the first lien on the assets of Freehold Raceway, reduce the outstanding balance on the Company's loan from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") to $30.5 million and to consummate the Delaware Settlement (See note 3). In addition, Credit Suisse also released to the Company approximately $4.475 million from its escrow reserves of which $1.475 million was used for working capital purposes and $3 million was used to reduce debt and pay fees.

     The Company currently estimates that the $1.475 million made available on January 28, 1999 from the Credit Suisse Credit Facility and the funds placed in the various reserve accounts on that date, together with cash generated from the Company's operations prior to the sale of the discontinued operations, will be sufficient to finance its current operations and expected expenditures and carrying costs of the El Rancho Property until June 1, 1999. On May 7, 1999, the Company notified their primary lender, Credit Suisse, of its intent to extend the loan maturity date to June 1, 2000. The Company will be required to deposit sufficient funds into an escrow account to cover interest and fees of approximately $4 million. The Company is currently considering financing sources for the funds required to extend the debt payment date. However, there can be no assurance that the Company will be successful in such endeavors.

     The Company's Board is continuing to consider all of the Company's strategic options to maximize stockholder value. The Company's Board is considering alternatives for the Company's future, including the acquisition of one or more operating businesses.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company has sustained a loss of approximately $18.3 million for the year ended June 30, 1998 and a loss of approximately $5.4 million for the nine months ended March 31, 1999, all of which raise substantial doubt about its ability to continue as a going concern. In addition, the debt to the Company's primary lender is due June 1, 1999, unless an extension is obtained. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 1999


OPERATIONS
----------

Results of Operations for the Three Months Ended March  31, 1999
----------------------------------------------------------------

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park, and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns
Philadelphia Park racetrack, the Turf Clubs, and Phonebet (the "Greenwood Transaction.") Accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the periods presented. Also, on the same date, the Company consummated the settlement under the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. Among other actions, the Delaware Settlement contemplates the disposition of the El Rancho Property.

     For the third quarter of Fiscal 1999, the Company's loss from continuing operations was ($5,369,687) as compared to a loss from continuing operations for the comparable period in the prior fiscal year of ($4,088,000), an increase in the loss of $1,281,687. This increase in the loss from continuing operations was primarily the result of: (i) an increase in amortization and financing costs of $2,023,021 associated with the reduction of debt during the quarter and costs associated with the Delaware Settlement; partially offset by (ii) a decrease in general and administrative expenses of $617,648 or 41% as compared to the prior fiscal quarter primarily as a result of a decrease in legal, accounting and consulting fees during the comparable quarters; and (iii) a decrease from the prior fiscal quarter in interest expense of $271,819 or 15% as a result of the reduced debt.

     Income from discontinued operations was $3,869,147 for the third quarter of Fiscal 1999 as compared to income from discontinued operations for the third quarter of Fiscal 1998 of $1,401,825, an increase of $2,467,322. The Company recognized a net gain of $3,621,507, following the write down to fair value of the remaining assets of Garden State Park, on the sale of Freehold Raceway and the sale of a ten-acre parcel at the Garden State Park facility during the third quarter. Income from racetrack operations was significantly reduced as a result of the termination of racing on January 28, 1999.

     During the third quarter of Fiscal 1999, the Company incurred a net loss of ($1,500,540) as compared to a net loss of ($2,686,174) for the comparable quarter in Fiscal 1998. The decrease in net loss of $1,185,634 was the result of those differences described above.

Results of Operations for the Nine Months Ended March 31, 1999
--------------------------------------------------------------

     As discussed above, the operating results of the racetrack subsidiaries for the nine month periods have been segregated and reported as discontinued operations for each of the periods presented as a result of the sale on January 28, 1999.

     For the nine months ended March 31, 1999, The Company's loss from continuing operations was ($13,565,036) as compared to a loss from continuing operations for the comparable period in prior fiscal year of ($13,509,950), an increase in the loss of $55,086. This increase in the loss from continuing operations was primarily the result of: (i) an increase in amortization and financing costs of $2,232,105 associated with reducing the debt during the quarter and costs associated with the Delaware Settlement; (ii) an increase in corporate costs associated with the information statement provided to the Company's stockholders in the second quarter of fiscal 1999; (iii) a decrease in interest income; partially offset by (iv) a decrease in general and administrative expenses of $2,106,155 or 37% primarily as a result of non-employee option expense of $819,413 recognized in the prior fiscal year's first quarter and an approximate $1,368,000 decrease in legal, accounting and professional fees and employee severance costs.

     Income from discontinued operations was $8,125,691 and $5,582,058 for the nine months ended March 31, 1999 and 1998, respectively. The increase in income was primarily the result of the net gain, following the write down to fair value of the remaining assets of Garden State Park, on the sale of the racetrack operations partially offset by the termination of racing as discussed above.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 1999


     During the nine months ended March 31, 1999, the Company incurred a net loss of ($5,439,345) as compared to a net loss of ($7,927,893) for the comparable period in Fiscal 1998. The decrease in net loss of $2,488,548 was the result of those differences described above.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

         During the quarter ended March 31, 1999, the registrant filed the following Current Reports on Form 8-K:



        Date                                  Subject Matter
----------------------         ---------------------------------------------


   January 28, 1999                   Sale and lease of racetrack assets

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





                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.





May 14, 1999                 /s/William H. Warner
                             --------------------
                                   William H. Warner
                                   Treasurer
                                   (Principal Financial and Accounting Officer)