Form 10-K
period 1999-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2000-05-12
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS
               PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the fiscal year ended JUNE 30, 1999

          OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from__________to_________


                          Commission file number 0-9624
                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                             22-2332039
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

      ROUTE 70 AND HADDONFIELD ROAD
        CHERRY HILL, NEW JERSEY                       08034
 (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (856) 488-3838

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

   COMMON STOCK, $2.00 PAR VALUE
   SERIES A CONVERTIBLE PREFERRED STOCK, $100 PAR VALUE


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____ No__X__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price on May 5, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,714,751.

     The number of shares outstanding of the Registrant's Common Stock was 8,980,252 at May 5, 2000.

                                     PART I

Item 1 - Business

General

     International Thoroughbred Breeders, Inc. ("ITB"), a Delaware corporation, is a holding company incorporated on October 31, 1980. Until January 28, 1999 when the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., (the "Greenwood Transaction"), ITB was primarily engaged through its operating subsidiaries, in (i) the ownership and operation of standardbred and thoroughbred racetracks in New Jersey (the "Racetrack Operations") and (ii) the ownership of a non- operating casino property in Las Vegas, Nevada (the "Casino Development Operations"). ITB owns and operated until January 28, 1999 Garden State Park in Cherry Hill, New Jersey (through its wholly-owned subsidiary Garden State Race Track, Inc.) and also owned and operated Freehold Raceway and certain nearby properties in Freehold, New Jersey (through its wholly-owned subsidiaries Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc.) until it completed the sale of all the assets of Freehold Raceway and the lease of the Garden State Park operations to Greenwood New Jersey, Inc. ("Greenwood"), a wholly-owned subsidiary of Greenwood Racing, Inc. which is the operator of Philadelphia Park., on January 28, 1999. The Greenwood Transaction was subsequently amended to include Penn National Gaming, Inc. ("Penn National") as a 50% joint venture between Greenwood and Penn National (the "Pennwood Transaction"). See "Racing Operations" below. ITB also owns the non- operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada (through its wholly-owned subsidiary Orion Casino Corporation). On January 25, 2000, the Company entered into agreements to sell the Garden State Park and the El Rancho properties. See "Developments During the Last Fiscal Year" below. As used in this Form 10-K, the term "Company" includes ITB and its wholly- owned subsidiaries.

     In April 1998, the Company's Board of Directors (the "Board") authorized the exploration of strategic opportunities for the Company, including a possible merger or sale of all of the Company's assets and prior to June 30, 1998, the Company decided to dispose of its racetracks. On January 28, 1999, the Company completed the sale of all of the real property and related assets at Freehold Raceway and the lease of the real property and related assets at Garden State Park to Greenwood, subsequently amended to include the Pennwood Transaction ("Pennwood"). Accordingly, operating results of the Company's racetrack subsidiaries have been segregated and reported as discontinued operations in the accompanying financial statements for the three years ended June 30, 1999, 1998 and 1997. In addition, the Company has determined to dispose of the El Rancho Property as part of the Delaware Settlement described below. On January 25, 2000, the Company entered into an agreement to sell the El Rancho property. See "Developments During the Last Fiscal Year" below. There can be no assurance that the sale of the El Rancho Property will be consummated or as to the timing thereof. See "Casino Development Operations," "Developments During the Last Fiscal Year," and "Legal Proceedings-Delaware Settlement."

     The Company's loss from continuing operations for the fiscal year ended June 30, 1999 ("Fiscal 1999") was ($16,034,769) as compared to a loss from continuing operations for the fiscal year ended June 30, 1998 ("Fiscal 1998") of ($25,468,850), a decrease in the loss of $9,434,081. This decrease in the loss from continuing operations is primarily the result of: (i) a decrease in general and administrative expenses of $7,082,988 or 61%, from $11,615,972 in Fiscal 1998 to $4,532,984 in Fiscal 1999, principally attributable to: (a) the accrual in Fiscal 1998 of the estimated charge of $3,748,000 associated with the acquisition of 2,904,016 shares of the Company's Common Stock and the termination of certain agreements upon the consummation of the Delaware Settlement, as described below; (b) a decrease of approximately

$1,500,000 in compensation, travel and director expenses primarily resulting from the consummation of the Delaware Settlement; (c) a decrease in legal expenses of approximately $2,000,000 primarily associated with various director and stockholder lawsuits in Fiscal 1998; (ii) a net increase in interest and financing expenses primarily associated with: (a) financing costs of $1,742,883 associated with the consummation of the Delaware Settlement in Fiscal 1999; partially offset by (b) a decrease in interest expense of $1,059,266 or 15% as a result of the reduced debt; (iii) the estimated impairment loss in Fiscal 1998 in connection with the adjustment to fair market value of the El Rancho Property of $3,429,252; and (iv) a decrease in interest income of $345,520. See
"Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     Income from discontinued operations was $8,144,072 for Fiscal 1999, including a net gain of $3,657,688 recognized on the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities on January 28, 1999 and income from operations of $4,486,384 for the seven month period of racetrack operations in Fiscal 1999.

     During Fiscal 1999, the Company incurred a net loss of ($7,890,697) as compared to a net loss of ($18,261,217) for Fiscal 1998. The decrease in net loss of $10,370,520 is the result of the differences described above, as well as the Impairment Loss on the El Rancho Property recognized in Fiscal 1998 in the amount of $3,429,252 as described above. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     As of May 5, 2000, ITB employed seven full-time corporate executive, administrative and clerical personnel.

     On January 28, 1999, the Company fully and finally consummated the Stipulation and Agreement of Compromise, Settlement and Release dated July 2, 1998 (the "Delaware Stipulation") to settle certain pending lawsuits brought by certain minority Board members and stockholders (the "Delaware Settlement"). See "Legal Proceedings." The Delaware Settlement provided for, among other things, the dismissal of certain litigation with prejudice, the disposition of the El Rancho Property, the repurchase of approximately 2.9 million shares of the Company's Common Stock owned by NPD, Inc., a company owned by the Company's former Chairman and Chief Executive Officer, the retirement of an additional approximately 2.1 million shares of the Company's Common Stock owned by Las Vegas Entertainment Network, Inc. ("LVEN"), the resignation of certain of the Company's Board members and the termination of various agreements. The terms of the Delaware Settlement were approved by the Delaware Court of Chancery after notice to all stockholders. The Delaware Settlement was also subject to a number of other conditions. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     On January 21, 2000, after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with its primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"). Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The Restructure Agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000. See "Developments During the Last Fiscal Year" below.

     Pursuant to the Restructure Agreement, Garden State Race Track, Inc. transferred title to the Garden State Race Track to GSRT, LLC ("GSRT"), a Delaware limited liability company in which Garden State Race Track, Inc. is the sole member, the result of which effects no change in real ownership.

Pursuant to the limited liability company agreement of GSRT entered into in connection with the Restructure Agreement, Garden State Race Track, Inc. may cause GSRT to enter into an arm's-length sale or joint venture of the Garden State Property under certain enumerated circumstances and conditions, including that the purchase price for such sale or joint venture be at least equal to fifty-percent of the combined outstanding principal balance of the CSFB Loan and the Trustee Note, which amount must be paid to Credit Suisse, and the contract for such sale or joint venture be entered into on or prior to January 25, 2000 (the "GSRT Option").

     On January 25, 2000, the Company and Garden State Race Track, Inc., the owner of Garden State Park, entered into an agreement for the sale of all of the Garden State Park property, excluding a ten-acre parcel of land previously committed to GS Park Racing, L.P., to Turnberry/Cherry Hill, LLC. The terms of the sale meet all the conditions required by Credit Suisse to be a valid GSRT Option, according to a letter received from Credit Suisse (see Agreement of Sale of Garden State Race Track). The Restructure Agreement further provides that (i) if the proceeds from the sale of the Garden State Park property are insufficient to pay the outstanding amounts due to Credit Suisse under the CSFB Loan, or (ii) after the sale or joint venture of the Garden State property, the total amount outstanding under the CSFB Loan is equal to or greater than $5,000,000 and the Company shall not have received a binding commitment for a loan or purchase of the El Rancho Property, then, Orion Casino Corporation must convey the El Rancho property to a new Delaware limited liability company ("New LLC") having substantially same ownership structure and limited liability company agreement as GSRT. Once the El Rancho property is conveyed to New LLC in accordance with and upon the happening of the circumstances and conditions provided in the Restructure Agreement, Orion Casino Corporation, as the sole member of New LLC, will have the right to cause New LLC to sell or refinance the El Rancho property so long as the outstanding obligations due under the CSFB Loan are paid in full by such sale or refinancing and such sale or refinancing closes on or before June 30, 2000. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."


     On January 25, 2000, the Company entered into an agreement of sale with Turnberry/Cherry Hill LLC, for the sale of the Garden State Park real estate. While the Company received from escrow a $500,000 deposit made by the buyer under the terms of the sale, possible changes to the agreement are currently being negotiated by the parties. Upon execution of a modification of the definitive agreement the Company expects to announce the final terms of the transaction. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."


     On January 25, 2000, the Company entered into a binding term sheet for the sale of the El Rancho property in Las Vegas, Nevada with Turnberry/Las Vegas Boulevard, LLC. A formal contract was signed on March 1, 2000 on the same terms as outlined on the binding term sheet with certain mutually acceptable changes made during the course of negotiations of the definitive agreements. The closing, originally scheduled to occur by March 31, 2000, had been extended to April 30, 2000 after the buyer released $1,600,000 as a non-refundable deposit to the Company. The closing date may be further delayed to June 1, 2000 under certain conditions. See "Developments During the Last Fiscal Year" below and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."



Racetrack Operations

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc.("Greenwood"), which owns Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). The purchase price was $46 million ($1 million of which will be held in escrow to cover certain indemnification and other obligations of the Company), with an additional $10 million in contingent promissory notes (the "Contingent Notes") which become effective upon, among other things, the New Jersey Legislature's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved by the New Jersey Legislature in the future. The Greenwood Transaction was subsequently amended to include Penn National Gaming, Inc.("Penn National"), which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten off-track betting parlors in Pennsylvania as a 50% joint venture between Greenwood and Penn National ( "Pennwood"). Greenwood and Pennwood have guaranteed the performance by the purchaser of all obligations under the Contingent Notes.

Garden State Park

     Garden State Park is owned and was operated until January 28, 1999 by the Company's wholly- owned subsidiary, Garden State Race Track, Inc. ("GSRT"). Garden State Park is located on approximately 220 acres of land in Cherry Hill, New Jersey. Cherry Hill forms part of the Philadelphia metropolitan area and is approximately eight miles from downtown Philadelphia.

     The Company purchased the site of Garden State Park on March 15, 1983 following a fire which destroyed the original racetrack facility. Following such purchase, the Company undertook an extensive reconstruction of the racetrack facility, as well as the construction of a separate pavilion (completed in 1986). On April 1, 1985, Garden State Park reopened for horse racing.

     The reconstructed grandstand and clubhouse is an approximately 500,000 square foot, seven level, steel frame, glass enclosed, fully heated and air-conditioned facility (the "Clubhouse") with an adjacent multi-level glass covered thoroughbred paddock area. The Clubhouse can accommodate up to 24,000 spectators, including seating for approximately 9,500 spectators, and contains three sit-down restaurants as well as 17 food concession stands. The backstretch area includes 27 barns and stables capable of accommodating approximately 1,500 horses, a harness paddock, a training track, dormitories, cafeteria and recreation buildings for backstretch personnel, an administration building, and other service buildings. Reconstruction also included restoration of the main dirt and turf tracks, installation of lighting for nighttime racing, paving of parking facilities to accommodate approximately 4,000 automobiles, landscaping, fencing and other amenities. The approximately 56,000 square foot, 1-1/2 story pavilion (the "Pavilion") can be used for closed circuit television events (racing as well as other sporting and non-sporting events), wagering, concerts, special events, concessions and other conveniences. The Pavilion has seating capacity for approximately 1,500 spectators.

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

     Pursuant to the Delaware Settlement, LVEN was granted the exclusive right to sell the El Rancho Property until November 20, 1998 and the co-extensive right, along with the Company, to sell the El Rancho Property until April 19, 1999. Beginning January 19, 1999, and ending April 19, 1999, LVEN was required to pay one-half of the carrying costs associated with maintaining the El Rancho Property. LVEN also obtained the right, exercisable from March 20, 1999 until April 19, 1999, to refinance the El Rancho Property and thereby obtain the extended right to sell the El Rancho Property until the earlier of (a) one year from April 19, 1999 or (b) the midpoint of the term of the refinancing loan (the "Refinancing Option"). LVEN did not sell the El Rancho Property nor did it exercise the Refinancing Option. On January 25, 2000, the Company signed a binding term sheet for the sale of the El Rancho Property and on March 1, 2000 a formal contract was signed on the same terms as outlined on the binding term sheet with certain mutually acceptable changes made during the course of negotiations of the definitive agreements. See "Developments During the Last Fiscal Year" below. There can be no assurances that the Company will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement. See "Legal Proceedings - Delaware Settlement."

Developments During the Last Fiscal Year

     On July 2, 1998, the Company entered into an agreement with Greenwood for the sale of the real property and related assets at Freehold Raceway and the lease for a period of seven years of the real property and related assets at Garden State Park. The agreement was subject to the satisfaction of a number of conditions, including without limitation, Company stockholder approval, the receipt by the Company of a fairness opinion from an independent investment banker and the receipt by Greenwood of approval from applicable regulatory authorities. The original purchase price was $45 million, consisting of $33 million in cash and a seven year non-contingent promissory note in the amount of $12 million, with an additional $10 million in contingent promissory notes which would become effective upon, among other things, New Jersey's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. The transaction, as amended, was consummated on January 28, 1999. See below.

     On July 2, 1998, Michael Abraham and Kenneth Scholl resigned their positions on the Board of Directors.

     Effective August 7, 1998, the Company's Common Stock and its Series A Preferred Stock were delisted from trading on AMEX for the failure to meet certain AMEX listing criteria. Neither the Common Stock nor the Preferred Stock had been traded on AMEX since October 13, 1997 when it was suspended for not satisfying various AMEX's guidelines and because the Company had not filed its Annual Report on Form 10-K for Fiscal 1997 within the SEC's prescribed time period. The stock is listed for quotation on the NQB Pink Sheets.

     On January 28, 1999, the Company fully and finally consummated the settlement and dismissal of the following actions discussed in the "Legal Proceedings" section of this Form 10K: Quigley et al. v. DeSantis et al., C.A. No. 15919, in the Court of Chancery of the State of Delaware; Rekulak v. DeSantis et al., C.A. No. 15920, in the Court of Chancery of the State of Delaware; Green v. DeSantis, et al., C.A. No. 97-CV-5657, in the New Jersey District Court. These actions were settled in connection and accordance with the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the above action entitled Quigley et al. v. DeSantis et al. (the "Delaware Settlement").

     Pursuant to the terms of the Delaware Settlement, the Company purchased from NPD, Inc. ("NPD") approximately 2.9 million shares of ITB common stock (the "NPD Shares") for $4.6 million cash and the assumption by ITB of a $5.8 million promissory note originally issued by NPD to acquire the NPD Shares, held by Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Bankruptcy Trustee"). In addition, pursuant to the terms of the Delaware Settlement and with the approval of the United States Bankruptcy Court for the District of New Mexico in an action in which AutoLend Group, Inc. is the debtor, NPD returned to AutoLend Group, Inc. the $2 million originally pledged by AutoLend Group, Inc. to secure the aforementioned $5.8 million promissory note (the "NPD Note"). ITB understands that former ITB director Nunzio P. DeSantis is Chairman, President and a principal stockholder of AutoLend Group, Inc., and former ITB chairman and director Anthony Coelho is a former director of AutoLend Group, Inc.

     The approval of certain transactions between ITB and the Bankruptcy Trustee by the United States Bankruptcy Court for the District of New Jersey in the action entitled In re Robert E. Brennan, C.A. No. 95-35502, was a condition precedent to the consummation of the Delaware Settlement. This approval was duly received and the Company consummated a separate settlement with the Bankruptcy Trustee necessary to consummate the Delaware Settlement (the "Trustee Settlement"). Pursuant to the Trustee Settlement, the Bankruptcy Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032 (see Note11-B); (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (i) January 15, 2001, or (ii) the closing of either the sale of the Company's non-operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); (c) a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement; (e) subordinate interests in both the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note. As a result of the Trustee Settlement, the Company secured (a) the power to consummate the Delaware Settlement, (b) releases from the Bankruptcy Trustee in favor of all parties to the Delaware Settlement, including the Company, and (c) the right to defer certain interest payments due under the ITB Note until the maturity of such note.

     Upon consummation of the Delaware Settlement, Nunzio P. DeSantis, Anthony Coelho, and Joseph Zappala immediately resigned from the Company's board of directors and terminated any and all employment agreements or consulting arrangements with the Company. Francis W. Murray and Robert J. Quigley remained directors, and during the quarter ended March 31, 1999, John U. Mariucci and James J. Murray were elected by the remaining directors to serve on the board of directors until the next annual stockholders' meeting.

     Also pursuant to the Delaware Settlement, Las Vegas Entertainment Network, Inc. ("LVEN") was granted the exclusive right to sell the El Rancho Property until November 20, 1998 and the co-extensive right, along with the Company, to sell the El Rancho Property until April 19, 1999. Beginning January 19, 1999, and ending April 19, 1999, LVEN was required to pay one-half of the carrying costs associated with maintaining the El Rancho Property. LVEN also obtained the right, exercisable from March 20, 1999 until April 19, 1999, to refinance the El Rancho Property and thereby obtain the extended right to sell the El Rancho
Property until the earlier of (a) one year from April 19, 1999 or (b) the midpoint of the term of the refinancing loan (the "Refinancing Option"). If the Company sells or refinances the El Rancho property after April 19, 1999 for an amount in excess of $44,200,000, plus one half of the carrying costs from January 20, 1999 to April 19, 1999, plus the customary transaction costs incurred by the Company in such sale (the "Threshold Amount"), then LVEN shall receive from such cash proceeds in excess of the Threshold Amount up to the amount of $12,000,000 of cash sale proceeds over and above the Threshold Amount, out of which LVEN will direct that the first $2,000,000 be paid over to NPD. NPD is owned by Nunzio DeSantis, the Company's former Director and CEO and Tony Coelho, the Company's former Director and Chairman of the Board. As of January 25, 2000 LVEN did not sell the El Rancho Property and did not exercise the Refinancing Option. On January 25, 2000, the Company signed a binding term sheet for the sale of the El Rancho Property and on March 1, 2000 a formal contract was signed on the same terms as outlined on the binding term sheet with certain mutually acceptable changes made during the course of negotiations of the definitive agreements. There can be no assurances that the Company will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement.

     In exchange for the foregoing, LVEN (a) executed and delivered releases to all parties to the Delaware Settlement, including the Company and Credit Suisse,
(b) returned to ITB for immediate cancellation the 2,093,868 shares of ITB common stock (the "LVEN Shares") previously issued to Casino-Co Corporation, a subsidiary of LVEN, in exchange for the cancellation of a certain $10.5 million note plus accrued interest from ITB to LVEN, which note remains canceled, (c) released any and all LVEN or Casino-Co Corporation interests in the NPD Shares, and (d) cancelled any and all agreements of any kind or nature whatsoever between LVEN and its affiliates and ITB or any of its subsidiaries.

     The foregoing summary of the terms and transactions relating to the Delaware Settlement and the Trustee Settlement is qualified by reference to the actual documents filed with the respective courts in the actions discussed above.

     Effective December 3, 1999, the Board of Directors accepted the resignation of Christopher C. Castens, the Company's Secretary and General Counsel. See "Termination and Severance Agreements."

     On May 7, 1999, the Company notified their primary lender of its intent to extend the loan maturity date to June 1, 2000. On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with its primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"). Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999.

     The Restructure Agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure Agreement in the amount of $80,000. Credit Suisse has agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until April 15, 2000. Such interest amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due. Commencing April 16, 2000 and until 30 days following the closing of the sale of the El Rancho property, interest accruing shall be paid by Turnberry/Las Vegas Boulevard LLC ("Turnberry"), the purchaser of the El Rancho property. The potential sale to Turnberry is described later in this section.

     In connection with the Restructure Agreement, the Chapter 11 Bankruptcy Trustee (the "Trustee") for the estate of Robert E. Brennan, to whom the Company and its subsidiaries Garden State Race Track, Inc. and Orion Casino Corporation are indebted to in the remaing principal amount of $3,363,032, as evidenced by a note dated January 28, 1999 (the "Trustee Note"), entered into an agreement with the Company wherein: (i) the amounts due under the Trustee Note are due at the earlier of (a) June 1, 2000 or (b) the date on which the latter of the Garden State Park or El Rancho property is sold, provided that the sale of the latter will satisfy the remaining balance on the CSFB Loan and the Trustee Note; (ii) all interest due under the Trustee Note will be accrued and deferred until the maturity date of the Note; and (iii) the Company shall reimburse the Trustee for legal and accounting fees up to $20,000, which amount will be advanced by the Trustee and added to the outstanding principal balance of the Trustee Note.

     Pursuant to the Restructure Agreement, the Company paid at closing: (i) legal fees in the amount of $146,000 which were incurred by Credit Suisse in connection with the Restructure Agreement; (ii) real estate transfer taxes in the amount of $56,275 on behalf of Garden State Race Track, Inc. in connection with the transfer discussed below; and (iii) loan servicing fees in the amount of $7,174. Credit Suisse released to the Company $167,476 of funds held in various escrow accounts in connection with the CSFB Loan which will be used by the Company for working capital purposes.

     Pursuant to the Restructure Agreement, Garden State Race Track, Inc. transferred title to the Garden State Race Track to GSRT, LLC ("GSRT"), a Delaware limited liability company in which Garden State Race Track, Inc. is the sole member, the result of which effects no change in real ownership. Pursuant to the limited liability company agreement of GSRT entered into in connection with the Restructure Agreement, Garden State Race Track, Inc. may cause GSRT to enter into an arm's-length sale or joint venture of the Garden State Property under certain enumerated circumstances and conditions, including that the purchase price for such sale or joint venture be at least equal to fifty-percent of the combined outstanding principal balance of the CSFB Loan and the Trustee Note, which amount must be paid to Credit Suisse, and the contract for such sale or joint venture be entered into on or prior to January 25, 2000 (the "GSRT Option").

     On January 25, 2000, the Company and Garden State Race Track, Inc., the owner of Garden State Park, entered into an agreement for the sale of all of the Garden State Park property, excluding a ten-acre parcel of land previously committed to GS Park Racing, L.P., to Turnberry/Cherry Hill, LLC. The terms of the sale meet all the conditions required by Credit Suisse to be a valid GSRT Option, according to a letter received from Credit Suisse (see Agreement of Sale of Garden State Race Track). The Restructure Agreement further provides that (i) if the proceeds from the sale of the Garden State Park property are insufficient to pay the outstanding amounts due to Credit Suisse under the CSFB Loan, or (ii) after the sale or joint venture of the Garden State property, the total amount outstanding under the CSFB Loan is equal to or greater than $5,000,000 and the Company shall not have received a binding commitment for a loan or purchase of the El Rancho Property, then, Orion Casino Corporation must convey the El Rancho property to a new Delaware limited liability company ("New LLC") having substantially same ownership structure and limited liability company agreement as GSRT. Once the El Rancho property is conveyed to New LLC in accordance with and upon the happening of the circumstances and conditions provided in the Restructure Agreement, Orion Casino Corporation, as the sole member of New LLC, will have the right to cause New LLC to sell or refinance the El Rancho property so long as the outstanding obligations due under the CSFB Loan are paid in full by such sale or refinancing and such sale or refinancing closes on or before June 30, 2000. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."


     On January 25, 2000, the Company entered into an agreement of sale with Turnberry/Cherry Hill LLC, for the sale of the Garden State Park real estate. While the Company received from escrow a

$500,000 deposit made by the buyer under the terms of the sale, possible changes to the agreement are currently being negotiated by the parties. Upon execution of a modification of the definitive agreement the Company expects to announce the final terms of the transaction.

     The sale of the Garden State Race Track property to Turnberry/Cherry Hill, LLC or any other buyer cannot be assured at this time and if for any reason the potential buyer of the property is not able to close this transaction by June 30, 2000, the property may be marketed and possibly sold by the Company's lender, Credit Suisse First Boston Mortgage, LLC

     On January 25, 2000, the Company entered into a binding term sheet for the sale of the El Rancho property in Las Vegas, Nevada with Turnberry/Las Vegas Boulevard, LLC and on March 1, 2000 a formal contract was signed on the same terms as outlined on the binding term sheet with certain mutually acceptable changes made during the course of negotiations of the definitive agreements. The purchase price is $45,000,000. The purchase price will be paid by: (i) a $100,000 deposit at the signing of the Purchase and Sale Agreement; (ii) a $400,000 additional deposit due on March 15, 2000, which amount will be non-refundable, and (iii) the balance of the purchase price due at the closing, will be payable in cash.

     The closing, originally scheduled to occur by March 31, 2000, has been extended to April 30, 2000 after the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of April 2000;
(ii) agreed to pay the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $20,000,000 at 12% for the month of April 2000; and (iii) released $1,600,000, which included the above $100,000 and $400,000 deposits, as a non-refundable deposit to the Company. The closing date may be further extended to June 1, 2000 provided the buyer: (i) agrees to pay the approximate $100,000 carrying costs of the El Rancho property for the month of May 2000; (ii) pays the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $19,000,000 at 12% for the month of May 2000; (iii) pays an additional deposit of $900,000 to the Company by April 30, 2000, which amount has not yet been received; and (iv) demonstrates it has the financial ability to close.

     The Company has separately agreed to purchase a promissory note of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer.

     The note would accrue interest at a 22% per annum rate, which will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer at any time after the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer on the day before the 30th anniversary of its issuance.

     The sale of the El Rancho property to Turnberry/Las Vegas Boulevard LLC or to any other buyer cannot be assured at this time.

Item 2 - Properties

     In addition to Garden State Park and the El Rancho Property described above, the Company owns a condominium unit and an ownership interest in the Ocala Jockey Club located in Reddick, Florida. This property was purchased at a time when the Company was in the thoroughbred breeding business and is currently being held for the purpose of generating rental income until such time that it is sold.


Item 3 - Legal Proceedings

     On or about September 10, 1997, three actions were filed in the Delaware Court of Chancery in and for New Castle County (the "Delaware Chancery Court"), each of which named the Company as a nominal defendant and one of which was subsequently dismissed (collectively, the "Delaware Actions"). Additionally, two actions were filed in New Jersey naming the Company as a nominal defendant (collectively, the "New Jersey Actions"), one of which is a derivative action filed on or about February 24, 1998 in the United States District Court for the District of New Jersey (the "New Jersey District Court"), and the other is a purported class action filed on or about July 15, 1998 in the Superior Court of New Jersey (the "New Jersey Superior Court"). As described more fully below, pursuant to the terms of a Stipulation and Agreement of Compromise, Settlement and Release dated July 2, 1998 (the "Delaware Stipulation"), upon satisfaction of certain conditions set forth in the Delaware Stipulation, the Delaware Actions were fully and finally dismissed with prejudice, and the parties provided mutual releases of all claims related to the actions thereunder on January 28, 1999 (the "Delaware Settlement"). See "Delaware Settlement." Further, pursuant to a memorandum of understanding entered into on August 18, 1998 (the "New Jersey Memorandum"), upon satisfaction of certain conditions, the New Jersey Actions are to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the actions thereunder (the "New Jersey Settlement"). See "New Jersey Settlement."

Quigley, et al. v. DeSantis, et al.

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

     The Quigley Action was fully and finally dismissed and settled in connection with the January 28, 1999 consummation of the Delaware Settlement.

Rekulak v. DeSantis, et al.

     On or about September 11, 1997, the action entitled Rekulak v. DeSantis, Abraham, Coelho, Scholl, Zappala, Corazzi and Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No. 15920, was brought in the Delaware Court of Chancery alleging that the defendants therein acted in contravention of ITB's by-laws, Delaware law and the director defendants' fiduciary duties (the "Rekulak Action"). The allegations made and the relief sought in the Rekulak Action are virtually identical to the allegations made and relief sought in the Quigley Action.

     The Rekulak Action was fully and finally dismissed in connection with the January 28, 1999 consummation of the Delaware Settlement.

Delaware Settlement

     On January 28, 1999, the Company fully and finally consummated the settlement and dismissal of the following actions: Quigley et al. v. DeSantis et al., C.A. No. 15919, in the Court of Chancery of the State of Delaware; Rekulak
v. DeSantis et al., C.A. No. 15920, in the Court of Chancery of the State of Delaware; Green v. DeSantis, et al., C.A. No. 97-CV-5657, in the New Jersey District Court. These actions were settled in connection and accordance with the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the above action entitled Quigley et al. v. DeSantis et al. (the "Delaware Settlement").

     Pursuant to the terms of the Delaware Settlement, the Company purchased from NPD, Inc. ("NPD") approximately 2.9 million shares of ITB common stock (the "NPD Shares") for $4.6 million cash and the assumption by ITB of a $5.8 million promissory note originally issued by NPD to acquire the NPD Shares, held by Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Bankruptcy Trustee"). In addition, pursuant to the terms of the Delaware Settlement and with the approval of the United States Bankruptcy Court for the District of New Mexico in an action in which AutoLend Group, Inc. is the debtor, NPD returned to AutoLend Group, Inc. the $2 million originally pledged by AutoLend Group, Inc. to secure the aforementioned $5.8 million promissory note (the "NPD Note"). ITB understands that former ITB director Nunzio P. DeSantis is Chairman, President and a principal stockholder of AutoLend Group, Inc., and former ITB director Anthony Coelho is a director of AutoLend Group, Inc.

     The approval of certain transactions between ITB and the Bankruptcy Trustee by the United States Bankruptcy Court for the District of New Jersey in the action entitled In re Robert E. Brennan, C.A. No. 95-35502, was a condition precedent to the consummation of the Delaware Settlement. This approval was duly received and the Company consummated a separate settlement with the Bankruptcy Trustee necessary to consummate the Delaware Settlement (the "Trustee Settlement"). Pursuant to the Trustee Settlement, the Bankruptcy Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032 (see Note11-B); (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (i) January 15, 2001, or (ii) the closing of either the sale of the Company's non-operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); (c) a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement; (e) subordinate interests in both the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note. As a result of the Trustee Settlement, the Company secured (a) the power to consummate the Delaware Settlement, (b) releases from the Bankruptcy Trustee in favor of all parties to the Delaware Settlement, including the Company, and (c) the right to defer certain interest payments due under the ITB Note until the maturity of such note.

     Upon consummation of the Delaware Settlement, Nunzio P. DeSantis, Anthony Coelho, and Joseph Zappala immediately resigned from the Company's board of directors and terminated any and all employment agreements or consulting arrangements with the Company. Francis W. Murray and Robert J. Quigley remained directors, and during the quarter ended March 31, 1999, John U. Mariucci and James J. Murray were elected by the remaining directors to serve on the board of directors until the next annual stockholders' meeting.

     Also pursuant to the Delaware Settlement, Las Vegas Entertainment Network, Inc. ("LVEN") was granted the exclusive right to sell the El Rancho Property until November 20, 1998 and the co-extensive right, along with the Company, to sell the El Rancho Property until April 19, 1999. Beginning January 19, 1999, and ending upon the earlier of a sale of the El Rancho Property or April 19, 1999, LVEN was required to pay one-half of the carrying costs associated with maintaining the El Rancho Property. LVEN also obtained the right, exercisable from March 20, 1999 until April 19, 1999, to refinance the El Rancho Property and thereby obtain the extended right to sell the El Rancho Property until the earlier of (a) one year from April 19, 1999 or (b) the midpoint of the term of the refinancing loan (the "Refinancing Option"). If the Company sells or refinances the El Rancho property after April 19, 1999 for an amount in excess of $44,200,000, plus one half of the carrying costs from January 20, 1999 to April 19, 1999, plus the customary transaction costs incurred by the Company in such sale (the "Threshold Amount"), then LVEN shall receive from such cash proceeds in excess of the Threshold Amount up to the amount of $12,000,000 of cash sale proceeds over and above the Threshold Amount, out of which LVEN will direct that the first $2,000,000 be paid over to NPD. As of March 31, 1999, neither LVEN, nor the Company had sold the El Rancho Property, and LVEN had not exercised the Refinancing Option. There can be no assurances that the Company will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement.

     In exchange for the foregoing, LVEN (a) executed and delivered releases to all parties to the Delaware Settlement, including the Company and Credit Suisse,
(b) returned to ITB for immediate cancellation the 2,093,868 shares of ITB common stock (the "LVEN Shares") previously issued to Casino-Co Corporation, a subsidiary of LVEN, in exchange for the cancellation of a certain $10.5 million note plus accrued interest from ITB to LVEN, which note remains canceled, (c) released any and all LVEN or Casino-Co Corporation interests in the NPD Shares, and (d) cancelled any and all agreements of any kind or nature whatsoever between LVEN and its affiliates and ITB or any of its subsidiaries.

     The foregoing summary of the terms and transactions relating to the Delaware Settlement and the Trustee Settlement is qualified by reference to the actual documents filed with the respective courts in the actions discussed above.

     There can be no assurances that the Company will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement.

Harris v. DeSantis, et al.

     The first New Jersey Action, filed on February 24, 1998 in the New Jersey District Court, captioned Myron Harris, derivatively on behalf of International Thoroughbred Breeders, Inc. v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray ("Harris-Federal"), C.A. No. 98-CV-517(JBS), is a derivative suit brought by a stockholder of the Company. The Harris-Federal complaint alleges that various individual defendants acted in contravention of ITB's by-laws and their fiduciary duties by (i) causing the Company to undertake various actions, including the issuance of a significant amount of the Company's common stock, in violation of the Supermajority By-law;
(ii) usurping certain corporate  opportunities  allegedly  belonging to ITB; and
(iii) causing the Company to fail to file current, audited financial statements.

     On May 4, 1998, all defendants filed a motion to dismiss or stay the Harris-Federal action, pending resolution of the Quigley action. On May 4, 1998, the plaintiff filed an amended complaint to, among other things, add Howard J. Kaufman, a stockholder of the Company, as an additional plaintiff.

     As described more fully below, pursuant to the New Jersey Memorandum and the satisfaction of certain conditions set forth therein, the Harris-Federal action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the action. See "New Jersey Settlement."

Harris v. DeSantis, et al.

     A second New Jersey Action, filed on July 15, 1998 in the New Jersey Superior Court, captioned Myron Harris and Howard Kaufman v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley and Charles R. Dees, Jr. ("Harris-State" and, collectively with the Harris-Federal action, the "New Jersey Actions"), Cam-L-5534-98, is a purported class action suit brought by the same plaintiffs as the Harris-Federal action. The complaint alleges that the Harris-State defendants breached their fiduciary duties to the Company's stockholders by failing to file timely audited financial statements for the fiscal year ended June 30, 1997, resulting in the indefinite suspension of trading of the Company's stock on AMEX.

     Prior to filing pleadings in response to the Harris-State complaint, ITB and the defendants in the New Jersey Actions entered into a memorandum of understanding dated August 18, 1998 (the "New Jersey Memorandum") pursuant to which upon satisfaction of multiple conditions (including the parties' approval of definitive settlement documents, notice of the settlement to ITB's past and current stockholders, and the approval of the New Jersey Superior Court and the New Jersey District Court), the New Jersey Actions are to be fully and finally dismissed with prejudice, and ITB and all defendants are to receive a release from all holders of ITB common and preferred stock of any claims arising out of the facts and transactions set forth in the complaints in the New Jersey Actions (the "Proposed New Jersey Settlement"). The New Jersey Memorandum provides that the Proposed New Jersey Settlement would be submitted for approval to the New Jersey Superior Court, that a fee petition would be submitted by plaintiffs' attorneys in the New Jersey Actions for approval by the New Jersey District Court, and that the Harris-Federal action would be dismissed on the grounds that the plaintiffs' claims are barred and released as a result of the settlement and dismissal of the Quigley Action by the Delaware Court of Chancery on October 6, 1998.

New Jersey Settlement

     The New Jersey Actions are currently at a standstill as the parties have entered into the New Jersey

Memorandum. Subject to the approval of the New Jersey District Court, the Company will pay, on behalf and for the benefit of the individual defendants in the New Jersey Actions, the aggregate sum of $175,000 for plaintiffs' counsel fees and expenses in the New Jersey Actions. Any incentive award to plaintiffs Harris and Kaufman would be paid out of this $175,000 sum. Pursuant to the Proposed New Jersey Settlement, following the implementation of the Delaware Settlement, the Board will restructure its Audit Committee of the Company so as to facilitate the procurement and timely filing of audited financial statements in the future. Further, the ITB Board will establish a Relisting Committee for the purpose of attempting to secure the relisting of the Company's common stock on a public market.

     Pursuant to the Proposed New Jersey Settlement, the plaintiffs agreed not to file objections to the Delaware Settlement. In addition, pursuant to the Proposed New Jersey Settlement, upon consummation of the Delaware Settlement the plaintiffs will move for a dismissal, with prejudice, of the Harris-Federal action, and will provide releases to the defendants and the Company and all others acting on the Company's behalf for any claims that were asserted or could have been asserted in the Harris-Federal action. For settlement purposes only, a class will be certified for Harris-State action consisting of all holders of the Company's stock between October 13, 1997 (the date AMEX suspended trading of the Company's stock) and the date the final order is entered to dismiss the Harris-State action.

     On June 17, 1999, the New Jersey Superior Court acted unilaterally to dismiss the complaint in the Harris-State action filed under docket number Cam-L-5534-98. On July 30, 1999, the plaintiffs in the Harris-State action filed in the New Jersey Superior Court a second complaint, identical to the original action and naming as defendants the same parties as the original complaint in the Harris-State action, under docket number Cam-L-5620-99 (the "Second Harris-State Complaint"). Subsequent to the filing of the Second Harris-State Complaint, the terms of the Proposed New Jersey Settlement were amended to expressly include the claims asserted by plaintiffs in the Second Harris-State Complaint. Beginning in October 1999, plaintiffs in the Harris-State Action began serving process of the Second Harris-State Complaint on certain of the defendants.

     The parties in the New Jersey Actions have resolved nearly all issues necessary to execute the definitive settlement stipulation required to solicit the requisite approval of the Proposed New Jersey Settlement by the New Jersey Superior Court and the requisite approval by the New Jersey District Court of the fee petition by plaintiffs' attorneys. Because of ITB's distressed financial condition, the Company cannot agree to pay any amount approved by the New Jersey District Court pursuant to the contemplated fee petition unless and until the carrier of the Company's directors and officers liability insurance policy (the "D&O Carrier") agrees to cover entirely the fee award and settlement implementation costs. The Company is continuing to negotiate such issues with the D&O Carrier.

     On December 3, 1999, plaintiffs in the Harris-Federal action filed with the New Jersey District Court a motion for an order enforcing the Proposed New Jersey Settlement. On December 3, 1999, the New Jersey District Court entered an order dismissing the Harris-Federal action without costs and without prejudice to the plaintiffs' right to reopen the action within 60 days if the Proposed New Jersey Settlement is not consummated. In light of the entry of this order, on December 7, 1999, the New Jersey District Court dismissed as moot plaintiffs' motion for an order enforcing the Proposed New Jersey Settlement. On January 6, 2000, plaintiffs in the Harris-Federal action moved to vacate the New Jersey District Court's dismissal order and to pursue the original motion to enforce the Proposed New Jersey Settlement.

     In January 2000, the plaintiffs in the Harris-State action filed Requests to Enter Default against those defendants who had not answered or otherwise responded to the Second Harris-State Complaint. Counsel for the defendants in the Harris-State action are currently engaged in negotiations with counsel for the plaintiffs in an effort to reach an agreement that plaintiffs will take no further action in prosecution of the Harris-State action while the parties are finalizing the Proposed New Jersey Settlement.

     ITB is hopeful that the Company and the D&O Carrier will reach an agreement in the near future to allow the parties to the New Jersey Actions to proceed with the Proposed New Jersey Settlement. There is no assurance that any such agreement will be reached or that the Proposed New Jersey Settlement will be approved by the New Jersey Superior Court and the contemplated fee petition will be approved by the New Jersey District Court. No prediction can be made at this time as to the outcome of the New Jersey Actions.

Other Litigation Relating to Delaware Action

     In November 1997, two separate actions were filed in the New Jersey District Court against various directors of the Company and other affiliated parties. The Company is not a party to either of these actions, both of which are summarized below:

NPD, Inc. v. Quigley, et al.

     On or about November 17, 1997, an action entitled NPD, Inc. v. Quigley, Francis W. Murray, Leo, Dees Jr., Mariucci, Koenemund and James J. Murray, C.A. No. 97-CV-5657, was filed in the United States District Court for the District of New Jersey, alleging that the defendants therein had engaged in fraudulent and conspiratorial conduct in connection with a certain Stock Purchase Agreement between Robert E. Brennan and NPD, Inc. ("the "NPD Action"). The NPD Action sought compensatory and punitive damages. The Company was not a party to the NPD Action.

     The NPD Action was fully and finally dismissed and settled in connection with the January 28, 1999 consummation of the Delaware Settlement.

Green v. DeSantis, et al.

     On or about October 30, 1997, the action entitled Green v. DeSantis, Corazzi, Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. No. 97-5359 (JHR), was filed in the United States District Court for the District of New Jersey (the "Green Action"). The Green Action alleged that the defendants therein acted in contravention of ITB's by-laws, their fiduciary duties and the contractual obligations in connection with Robert W. Green's interests pertaining to ITB. Plaintiff Green sought compensatory and punitive damages in connection with the defendants' actions, an order enjoining defendants from transferring, encumbering or alienating certain of the Company's common stock which was subject to an option agreement between Green and NPD, Inc., an order declaring certain shares of common stock of the Company to be a nullity, reformation of the aforementioned option agreement to extend the termination date. The action raised claims substantially similar to those made in the Quigley Action. The Company was not a party to the Green Action.

     The Green Action was fully and finally dismissed and settled in connection with the January 28, 1999 consummation of the Delaware Settlement.

Other Litigation

     The Company is a defendant in two wrongful death actions arising out of motor vehicle/pedestrian accidents at Freehold Raceway. The cases are in the initial stages of discovery. The Company believes that it may have adequate insurance coverage for the claims, however, because of the uncertainties, the Company is unable to determine at this time the potential liability, if any. Any claim for punitive damages would not be covered by insurance.

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


Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders by the Company during the quarter ended June 30, 1999. On December 27, 1999, the Company received consents from a group of its shareholders representing 4,498,264 shares or 50.09% of the Company's Common Stock which authorized the Company to enter into a restructuring agreement with its primary lender. The last annual meeting of stockholders was held on February 21, 1996.

                                     PART II


ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

MARKET INFORMATION

     Until October 13, 1997, the Company's Common Stock had been traded on the American Stock Exchange ("AMEX") since April 4, 1985 under the symbol "ITB" On October 13, 1997, the AMEX suspended trading in the Common Stock because the Company had not filed its Annual Report on Form 10-K for Fiscal 1997 within the SEC's prescribed time period. Effective August 7, 1998, the Company's Common Stock and its Preferred Stock were delisted from trading on the AMEX for the failure to comply with certain listing criteria. Neither the Common Stock nor the Preferred Stock has been traded on AMEX since October 13, 1997. The stock is listed for quotation on the NQB Pink Sheets. The following table indicates the high and low sale prices for such stock on the NQB Pink Sheets for the year ended June 30, 1999 based upon information supplied by the NQB Pink Sheets and on the American Stock Exchange on a quarterly basis for the year ended June 30, 1997 and the two quarters ended December 31, 1997, based upon information supplied by the American Stock Exchange:



                          SALES PRICE
QUARTER ENDED           HIGH         LOW

September 30, 1996      4.13         3.50

December 31, 1996       3.88         2.63

March 31, 1997          5.13         2.81

June 30, 1997           5.06         4.00


September 30, 1997      4.56         3.50

December 31, 1997
(Trading was suspended
 on October 13, 1997)   3.88*        3.44*


September 30, 1998
(Trading commenced
 on the NQB Pink Sheets
 on September 15, 1998)  .25           .25

December 31, 1998       1.00           .10

March 31, 1999           .75           .25

June 30, 1999            .75           .20

* The last sale price on October 13, 1997 was $3.50.

HOLDERS

     As of June 30, 1999, there were 30,631 recordholders of the Company's Common Stock.


DIVIDENDS

     The Company has not paid any dividends on its Common Stock since its inception. Anticipated capital requirements of the Company make it unlikely that any dividends will be declared in the foreseeable future. Furthermore, 25% of the "net racetrack earnings" from the Company's Garden State Park racetrack facility are required to be paid by the Company in dividends on its Series A Preferred Stock and, thus, would not be available for payment as dividends on the Common Stock. Additionally, the Company's ability to pay dividends in cash or property or by obligation is limited by the terms of the Credit Suisse Credit Facility.

Item 6 - SELECTED FINANCIAL DATA

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                                                                  Years Ended June 30,
                                                    -----------------------------------------------------------------------------
                                                          1999            1998            1997            1996          1995(3)
                                                    -------------    ------------    ------------    ------------    ------------
(Loss) Income from Continuing Operations (2)(6)     $ (16,034,769)   $(25,468,850)   $(15,144,053)   $ (2,779,987)   $    386,966


Income From Discontinued Operations (1) . .......   $   8,144,073    $  7,207,633    $  1,594,096    $  1,710,276    $  2,011,485

(Loss) Income  Before Extraordinary Item ........   $  (7,890,697)   $(18,261,217)   $(13,549,957)   $ (1,069,712)   $  2,398,452

Net (Loss) Income (4)...............................$  (7,890,697)   $(18,261,217)   $(17,387,582)   $ (1,069,711)   $  2,398,452

Per Common Share:

(Loss) Income Before Discontinued Operations
  and Extraordinary Item ........................   $       (1.38)   $      (1.82)   $      (1.29)   $      (0.26)   $       0.04

Net Gain on Sale of Net Assets of
   Discontinued Operations ......................   $        0.32    $    --         $       --      $       --      $       --

Income From Discontinued Operations .............   $        0.39    $       0.51    $       0.14    $       0.16    $       0.21

(Loss) Income Before Extraordinary Item..........   $       (0.67)   $      (1.31)   $      (1.15)   $      (0.10)   $       0.25

Net (Loss) Income ...............................   $       (0.67)   $      (1.31)   $      (1.49)   $      (0.10)   $       0.25

Weighted Average Number of Shares ...............      11,554,476      13,978,086      11,715,256      10,536,414       9,551,369

                                                                                      June 30,
                                                    -----------------------------------------------------------------------------
                                                         1999            1998            1997            1996            1995
                                                    -------------    ------------    ------------    ------------    ------------
Working Capital (Deficiency)........................$ (33,069,102)   $(36,744,740)   $(41,300,996)   $ (3,916,684)   $  7,740,788

Total Assets .......................................$  76,588,565    $ 120,252,901   $164,694,029    $144,880,933    $ 97,469,045

Long-Term Debt .....................................$           0    $           0   $ 13,131,003    $ 50,992,702    $ 15,599,097

Stockholders' Equity (5) ...........................$  40,846,683    $  59,913,361   $ 75,651,933    $ 79,318,105    $ 72,206,437

(1)  Prior to June 30, 1998, the Company decided to sell its racing  operations.
     As  a  result,   such  operations  have  been  classified  as  discontinued
     operations for all periods presented.

(2) As a result of the above described decision, the (loss) income from continuing operations primarily consists of corporate expenses, charges and write-offs for years subsequent to June 30, 1995. The year ended June 30, 1995 reflects investment income of approximately $3.4 million reduced by corporate expenses and charges.

(3) On January 1, 1995, the Company completed its purchase of Freehold Raceway. The results of operations include the results of Freehold Raceway from such date.

(4) Net Loss for the fiscal year ended June 30, 1997 is after an extraordinary loss on early extinguishment of debt in the amount of $3,837,625. (5) The Company did not pay cash dividends during any of the fiscal years shown above.

(6) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for each of the three years in the period ended June 30, 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital, as of June 30, 1999, was a deficit of ($33,069,102) which represents a decrease in the deficit of approximately $3,675,638 from the June 30, 1998 working capital deficit of ($36,744,740). The decrease in the deficit was primarily caused by: (i) the funds received from the sale of the Freehold operating assets were (a) in excess of the carrying value of the assets and (b) were used to retire $24.5 million of the debt to the Company's primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"); (ii) the decrease in accrued expenses primarily associated with the Delaware Settlement; (iii) the decrease in reserve escrow deposits primarily associated with the interest payments made from the escrow deposits on debt; and (iv) the addition of a promissory note in the amount of $3,558,032 associated with the Company's purchase of its common stock from NPD.

     On May 23, 1997, the Company obtained a credit facility from Credit Suisse. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and were used to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the LIBOR rate. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts ( including $10 million in an interest reserve account). Financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. On January 28, 1999, the credit facility was reduced to $30.5 million in connection with the sale of certain assets of Freehold Raceway and the sale of a ten-acre parcel of land at the Garden State Park facility. At June 30, 1999, the interest rate on the Credit Suisse Credit Facility was 12.24%. On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The Restructure Agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure Agreement in the amount of $80,000. Credit Suisse has agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until April 15, 2000. Such interest amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due. Commencing April 16, 2000 and until 30 days following the closing of the sale of the El Rancho property, interest accruing shall be paid by Turnberry/Las Vegas Boulevard LLC ("Turnberry"), the purchaser of El Rancho property. (See Notes 11-A and 20-B)

     The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") pursuant to which $10 million of the aggregate principal amount of the CSFB Note can be converted in certain circumstances, including on the maturity date of the CSFB Note, upon the prepayment of at least $10 million in an aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, pursuant to the Credit Suisse loan agreement, Credit Suisse was granted warrants to purchase 1,044,000 shares of Common Stock at an exercise price of $4.375 per share (subject to adjustment in certain events). Warrants to purchase 546,847 shares of Common Stock were immediately exercisable and warrants to purchase 497,153 shares of Common Stock became exercisable on January 28, 1999 in connection with the Delaware Settlement. The fair value of the warrants of $1,242,883 was recorded as a financing expense. (See Notes 3, 4 and 11-A)

     The net loss for the year ended June 30, 1999 was ($7,890,697). Cash flows used by operating activities amounted to approximately $1,952,360. The net loss incurred by the Company includes approximately $4,400,000 of non-cash expenses.

     Cash provided by investing activities was $12,834,308 during the year ended June 30, 1999, primarily the result of cash proceeds of approximately $19,900,000 from the sale of certain assets of Freehold Raceway and the sale of a ten-acre parcel of land at the Garden State Park facility, partially offset by the purchase of 2,904,016 shares of Treasury Stock for $6,850,000. (See Notes 3, 4 and 11-B)

     Cash used in financing activities was $8,999,371 during the year ended June 30, 1999, consisting principally of: (i) amounts drawn from the Credit Suisse interest escrow account in the amount of $10,278,727; (ii) a $2,500,000 payment of the Credit Suisse note (the note was further reduced by the assumption of $22,000,000 of the principal balance by the purchasers of Freehold Raceway);
(iii) a pay down of the NPD note in the amount of $2,250,000; and (iv) principal payments of approximately $13,000,000 primarily associated with the retirement of the Freehold debt.

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc.("Greenwood"), which owns Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). The purchase price was $46 million ($1 million of which will be held in escrow to cover certain indemnification and other obligations of the Company), with an additional $10 million in contingent promissory notes (the "Contingent Notes") which become effective upon, among other things, the New Jersey Legislature's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved by the New Jersey Legislature in the future. The Greenwood Transaction was subsequently amended to include Penn National Gaming, Inc.("Penn National"), which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten off-track betting parlors in Pennsylvania as a 50% joint venture between Greenwood and Penn National ( "Pennwood"). Greenwood and Pennwood have guaranteed the performance by the purchaser of all obligations under the Contingent Notes.

     The proceeds of the Greenwood Transaction were principally used by the Company to pay off the first lien on the assets of Freehold Raceway, reduce the outstanding balance on the Company's loan from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") to $30.5 million and to consummate the Delaware Settlement. In addition, Credit Suisse also released to the Company approximately $4.475 million from its escrow reserves of which $1.475 million was used for working capital purposes and $3 million was used to reduce debt and pay fees.

     In connection with the Restructure Agreement, the Chapter 11 Bankruptcy Trustee (the "Trustee") for the estate of Robert E. Brennan, to whom the Company and its subsidiaries Garden State Race Track, Inc. and Orion Casino Corporation are indebted to in the remaing principal amount of $3,363,032, as evidenced by a note dated January 28, 1999 (the "Trustee Note"), entered into an agreement with the Company wherein: (i) the amounts due under the Trustee Note are due at the earlier of (a) June 1, 2000 or (b) the date on which the latter of the Garden State Park or El Rancho property is sold, provided that the sale of the latter will satisfy the remaining balance on the CSFB Loan and the Trustee Note; (ii) all interest due under the Trustee Note will be accrued and deferred until the maturity date of the Note; and

(iii) the Company shall reimburse the Trustee for legal and accounting fees up to $20,000, which amount will be advanced by the Trustee and added to the outstanding principal balance of the Trustee Note.

     Pursuant to the Restructure Agreement, Garden State Race Track, Inc. transferred title to the Garden State Race Track to GSRT, LLC ("GSRT"), a Delaware limited liability company in which Garden State Race Track, Inc. is the sole member, the result of which effects no change in real ownership. Pursuant to the limited liability company agreement of GSRT entered into in connection with the Restructure Agreement, Garden State Race Track, Inc. may cause GSRT to enter into an arm's-length sale or joint venture of the Garden State Property under certain enumerated circumstances and conditions, including that the purchase price for such sale or joint venture be at least equal to fifty-percent of the combined outstanding principal balance of the CSFB Loan and the Trustee Note, which amount must be paid to Credit Suisse, and the contract for such sale or joint venture be entered into on or prior to January 25, 2000 (the "GSRT Option").

     On January 25, 2000, the Company entered into an agreement of sale with Turnberry/Cherry Hill LLC, for the sale of the Garden State Park real estate. While the Company received from escrow a $500,000 deposit made by the buyer under the terms of the sale, possible changes to the agreement are currently being negotiated by the parties. Upon execution of a modification of the definitive agreement the Company expects to announce the final terms of the transaction.

     The sale of the Garden State Race Track property to Turnberry/Cherry Hill, LLC or any other buyer cannot be assured at this time and if for any reason the potential buyer of the property is not able to close this transaction by June 30, 2000, the property may be marketed and possibly sold by the Company's lender, Credit Suisse First Boston Mortgage, LLC.

     The Restructure Agreement further provides that (i) if the proceeds from the sale of the Garden State Park property are insufficient to pay the outstanding amounts due to Credit Suisse under the CSFB Loan, or (ii) after the sale or joint venture of the Garden State property, the total amount outstanding under the CSFB Loan is equal to or greater than $5,000,000 and the Company shall not have received a binding commitment for a loan or purchase of the El Rancho Property, then, Orion Casino Corporation must convey the El Rancho property to a new Delaware limited liability company ("New LLC") having substantially same ownership structure and limited liability company agreement as GSRT. Once the El Rancho property is conveyed to New LLC in accordance with and upon the happening of the circumstances and conditions provided in the Restructure Agreement, Orion Casino Corporation, as the sole member of New LLC, will have the right to cause New LLC to sell or refinance the El Rancho property so long as the outstanding obligations due under the CSFB Loan are paid in full by such sale or refinancing and such sale or refinancing closes on or before June 30, 2000.

     On January 25, 2000, the Company entered into a binding term sheet for the sale of the El Rancho property in Las Vegas, Nevada with Turnberry/Las Vegas Boulevard, LLC and on March 1, 2000 a formal contract was signed on the same terms as outlined on the binding term sheet with certain mutually acceptable changes made during the course of negotiations of the definitive agreements. The purchase price is $45,000,000. The purchase price will be paid by: (i) a $100,000 deposit at the signing of the Purchase and Sale Agreement; (ii) a $400,000 additional deposit due on March 15, 2000, which amount will be non-refundable; and (iii) the balance of the purchase price due at the closing, will be payable in cash.

     The closing, originally scheduled to occur by March 31, 2000, had been extended to April 30, 2000 after the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of April 2000;
(ii) agreed to pay the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $20,000,000 at 12% for the month of April 2000; and (iii) released $1,600,000, which included the above $100,000 and $400,000 deposits, as a non-refundable deposit to the Company. The closing date was further extended to June 1, 2000 provided the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of May 2000; (ii) pays the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $19,000,000 at 12% for the month of May 2000; (iii) pays an additional deposit of $900,000 to the Company by April 30, 2000, which amount has not yet been received; and (iv) demonstrates it has the financial ability to close.

     The Company has separately agreed to purchase a promissory note of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer, depending upon certain circumstances.

     The note would accrue interest at a 22% per annum rate, which will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer at any time after the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer on the day before the 30th anniversary of its issuance.

     The sale of the El Rancho property to Turnberry/Las Vegas Boulevard LLC or to any other buyer cannot be assured at this time.

     The Company currently estimates that the $1.475 million made available on January 28, 1999 from the Credit Suisse Credit Facility and the escrow funds made available on January 21, 2000 associated with the Credit Suisse Restructure Agreement, together with the $500,000 deposit made available March 2, 2000 and the deposit of $1,600,000 received from the extension of the El Rancho closing and cash generated from the Company's operations prior to the sale of the discontinued operations, will be sufficient to finance its current operations and expected expenditures and carrying costs of the El Rancho Property until June 30, 2000.

     The Company's debt with CSFB is due on June 30, 2000. Unless the sale of the El Rancho property and Garden State Park property is consummated prior to that date the Company will be in default in connection with the CSFB loan agreement. Additionally, the cash proceeds from the sales must be in an amount sufficient to satisfy the loan due on the trustee note together with accrued interest. The total amount due on June 30, 2000 to satisfy the CSFB loan together with accrued interest and fees and the trustee note together with accrued interest is approximately $39,500,000. The proceeds from the sale of the El Rancho and Garden State Park properties are expected to be sufficient to meet this obligation.

     The Company currently estimates that approximately $200,000 per month is needed to cover operating expenses of International Thoroughbred Breeders and $100,000 per month is needed to cover the carrying costs of the El Rancho Property.

     The Company's Board is continuing to consider all of the Company's strategic options to maximize stockholder value and alternatives for the Company's future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company's debt with its major lender is due June 30, 2000 and the Company has sustained a loss of approximately $7.9 million for the year ended June 30, 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park, and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns
Philadelphia Park racetrack, the Turf Clubs, and Phonebet (the "Greenwood Transaction.") The Greenwood Transaction was subsequently amended to include Penn National Gaming, Inc.("Penn National"), which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten off-track betting parlors in Pennsylvania as a 50% joint venture between Greenwood and Penn National ( "Pennwood"). Accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the periods presented. Also, on the same date, the Company consummated the settlement under the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the pending stockholder derivative litigation in the Delaware Court of Chancery. Among other actions, the Delaware Settlement contemplates the disposition of the El Rancho Property.

     For the year ended June 30, 1999, The Company's loss from continuing operations was ($16,034,769) as compared to a loss from continuing operations for the comparable period in prior fiscal year of ($25,468,850), a decrease in the loss of $9,434,081. This decrease in the loss from continuing operations was primarily the result of: (i) a decrease in general and administrative expenses of $7,082,988; (ii) the estimated loss in connection with the adjustment to fair market value of the El Rancho Property of $3,429,252 recognized in fiscal 1998; partially offset by (iii) an increase in financing expenses of $1,807,736 primarily associated with fees and warrants granted in connection with the Delaware Settlement partially offset by a decrease of $1,059,266 or 15% in interest expenses primarily associated with reducing the debt during the third quarter.

     General and administrative expenses of $4,532,984 for Fiscal 1999 decreased $7,082,988 or 61% from the prior fiscal year amount of $11,615,972. This decrease in general and administrative expenses was principally attributable to:
(i) a decrease in legal expenses of approximately $2,000,000 from $3,300,000 in Fiscal 1998 to $1,318,000 in Fiscal 1999, primarily as the result of legal expenses associated with the various director and stockholder lawsuits; (2) a decrease  in officer  and  corporate  administrative  salaries  and  benefits of
$554,216 previously associated with the termination of certain agreements with directors and officers who resigned upon consummation of the Delaware Settlement; (3) a decrease in non- employee option expenses of $786,000; and (4) the accrual in Fiscal 1998 of an estimated charge of $3,748,000 the Company would incur in connection with the purchase of the 2,904,016 shares from NPD and the termination of certain agreements upon consummation of the Delaware Settlement; the charge of $3,748,000 represents the difference between the amount the Company will pay for the shares and their estimated fair value.

     Income from discontinued racetrack operations was $4,486,384 for the year ended June 30, 1999.As a result of operations being discontinued after seven months in the fiscal 1999 year, this income is not comparable to the prior year's results of operations. The Company recognized a net gain of $3,657,688, following the write down of approximately $14,000,000 to fair value of the remaining assets of Garden State Park and the approximate gain of $17,600,000 on the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities.

     During the year ended June 30, 1999, the Company incurred a net loss of ($7,890,697) as compared to a net loss of ($18,261,217) for the comparable period in Fiscal 1998. The decrease in net loss of $10,370,520 was the result of those differences described above.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

     As discussed above, the operating results of the racetrack subsidiaries for the year ended June 30, 1998 has been segregated and reported as discontinued operations for each of the periods presented.

     The Company's Fiscal 1998 loss from continuing operations was ($25,468,850) as compared to a loss from continuing operations for the prior fiscal year of ($15,144,053), an increase in the loss of $10,324,797. This increase in the loss from continuing operations was primarily the result of: (a) an increase in general and administrative expenses of $6,073,387; (b) an increase in interest expense of $5,517,093; (c)an increase in amortization of financing costs of $1,910,674; and (d) the estimated loss in connection with the adjustment to fair market value of the El Rancho Property of $3,429,252. The increase in the loss was offset by (i) a write-off in Fiscal 1997 of $2,585,000 in non-refundable deposits associated with the termination of an option to purchase a parcel of land adjoining the El Rancho Property, (ii) a write-off of $2,543,968 in Fiscal 1997 associated with the termination of the Starship Orion concept for the future development of the El Rancho Property, which costs were expensed in Fiscal 1997, (iii) a decrease of $799,460 in El Rancho Property carrying costs from $1,773,627 in Fiscal 1997 to $974,167 in Fiscal 1998 and (iv) an increase in interest income of $677,181.

     General and administrative expenses of $11,615,972 for Fiscal 1998 increased $6,073,387 or 110% from the prior fiscal year amount of $5,542,585. The increase in general and administrative expenses was principally attributable to: (1) the accrual of an estimated charge of $3,748,000 the Company will incur in connection with the purchase of the 2,904,016 shares from NPD and the termination of certain agreements upon consummation of the Delaware Settlement; the charge of $3,748,000 represents the difference between the amount the Company will pay for the shares and their estimated fair value; (2) an increase in legal expenses of $2,400,000 from $900,000 in Fiscal 1997 to $3,300,000 in Fiscal 1998, primarily as the result of legal expenses associated with the various director and stockholder lawsuits; (3) an increase in officer and corporate administrative salaries and benefits of $470,000; and (4) an increase in non-employee option expenses of $337,500; offset by decreases in (i) taxes of $400,000, (ii) rental expense of $360,000 and (iii) various executive travel and related expenses of $262,000. In the absence of a public market for the Company's Common Stock, management has determined the estimated fair value of the Common Stock referred to in clause (1) above, to be the anticipated book value attributable to the Common Stock after taking into account the estimated operating results until the disposition of the racetrack operations assumed to occur on December 31, 1998, the disposal of the racetrack assets and the El Rancho Property, and other transactions contemplated in the Delaware Settlement. There can be no assurance that all of these transactions will occur or if they will occur at the estimated amounts.

     The increase in interest expenses of $5,517,093 was principally attributable to higher interest rates and higher indebtedness levels of the Company and the fact that interest was expensed during Fiscal 1998 as compared to a portion of the interest being capitalized and a portion being expensed during Fiscal 1997, offset by an increase in interest income of $677,181 on the Credit Suisse escrow funds. The increase in amortization of finance costs of $1,910,674 was principally due to the increased cost of the CSFB Loan as compared to the cost of the Foothill loan.

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

     During Fiscal 1998, the Company incurred a net loss of ($18,261,217) as compared to a net loss of ($17,387,582) for Fiscal 1997. The increase in net loss of $873,635 was the result of those differences described above and the loss on early extinguishment of debt recognized in Fiscal 1997 in the amount of $3,837,625.

IMPACT OF YEAR 2000 ON THE COMPANY'S SYSTEMS

     The year 2000 issue was the result of computer programs being written using two digits rather than four to define the applicable year, which may have resulted in systems failures and disruptions to operations at January 1, 2000. Management determined where appropriate action was necessary and at a cost of approximately $5,000 brought the Company's accounting and operational systems into year 2000 compliance. The Company has not experienced any problems with its computer systems or its vendors associated with a Year 2000 issue.

INFLATION

     To date, inflation has not had a material effect on the Company's operations.

     IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such statements concern the Company's operations, economic performance and financial condition, including the impact on the Company's operations of the sale and lease of the Company's racetracks, the disposition of the El Rancho Property, the Delaware Settlement, the Company's restructuring of the Credit Suisse Credit Facility and the forward- looking statements in this Report involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance, or achievements to differ from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; changes in business strategy; the indebtedness of the Company; quality of management; business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in the Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward- looking statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Nothing of this item impacts the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Attached.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 28, 1999, the Company was informed by the firm of BDO Seidman, LLP ("BDO") that the client-auditor relationship between BDO and the Company had ceased. On October 29, 1999, the Company engaged Stockton Bates, LLP as its principal accountants to audit its financial statements for the fiscal year ended June 30, 1999.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Cherry Hill, New Jersey


     We have audited the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's debt to its major lender is due June 30, 2000 and the Company sustained a loss of approximately $7.9 million for the year ended June 30, 1999, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                             STOCKTON BATES, LLP


Philadelphia, Pennsylvania
January 13, 2000
[Except for Notes 7, 11-A, 20-B,
  20-C and 20-D as to which the
  date is May 2, 2000]

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Cherry Hill, New Jersey


     We have audited the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 1998 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was in violation of several loan covenants with its major lender, was party to various legal proceedings and their proposed settlements and has sustained a loss of approximately $18.3 million for the year ended June 30, 1998, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                             BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
October 9, 1998

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1999 AND 1998

                                     ASSETS


                                                      June 30,        June 30,
                                                      ------------------------
                                                        1999            1998
                                                        ----            ----
CURRENT ASSETS:
        Cash and Cash Equivalents .............   $  1,358,200   $    213,795
        Reserve Escrow Deposits ...............        182,154     10,460,881
        Accounts Receivable ...................        234,774         36,838
        Prepaid Expenses ......................        349,182        322,313
        Other Current Assets ..................         53,771        325,756
        Net Assets of Discontinued
          Operations - Current.................        494,699     12,235,217
                                                     ---------     ----------
             TOTAL CURRENT ASSETS .............      2,672,780     23,594,800
                                                     ---------     ----------

NET ASSETS OF DISCONTINUED
          OPERATIONS - Long Term ..............     30,000,000     45,626,944
                                                    ----------     ----------
PROPERTY HELD FOR SALE ........................     42,149,755     47,434,670
                                                    ----------     ----------
LAND, BUILDINGS AND EQUIPMENT:
        Land and Buildings ....................        214,097        214,097
        Equipment .............................        683,428        814,927
                                                    ----------     ----------
                                                       897,525      1,029,024
        LESS: Accumulated Depreciation
          and Amortization.....................        329,667        308,162
                                                    ----------     ----------
             TOTAL LAND, BUILDINGS AND
               EQUIPMENT, NET .................        567,858        720,862
                                                    ----------     ----------

OTHER ASSETS:
        Deposits and Other Assets .............      1,198,172          3,172
        Deferred Financing Costs, Net .........              0      2,872,453
                                                    ----------     ----------
             TOTAL OTHER ASSETS ...............      1,198,172      2,875,625
                                                    ----------     ----------
TOTAL ASSETS ..................................   $ 76,588,565   $120,252,901
                                                  ============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           June 30,        June 30,
                                           ------------------------
                                             1999            1998
                                             ----            ----
CURRENT LIABILITIES:
 Accounts Payable ....................$    267,941    $     278,786
 Accrued Expenses ....................   1,176,796        4,852,328
 Current Maturities of
  Long-Term Debt .....................  34,297,145       55,208,426
                                        ----------       ----------
       TOTAL CURRENT LIABILITIES .....  35,741,882       60,339,540
                                        ----------       ----------
COMMITMENTS AND CONTINGENCIES ........      --               --

STOCKHOLDERS' EQUITY:
 Series A Preferred Stock,
  $100.00 Par Value,
   Authorized 500,000 Shares,
   Issued and Outstanding,
   362,482 and 362,480 Shares,
   Respectively ......................  36,248,175       36,247,975
 Common Stock, $2.00 Par Value,
  Authorized 25,000,000
  Shares, Issued, 11,884,249
  and 13,978,099 Shares,
  and Outstanding, 8,980,233 and
  13,978,099 Shares, Respectively.....  23,768,497       27,956,197
 Capital in Excess of Par ............  26,144,782       25,878,224
 (Deficit) (subsequent to
    June 30, 1993,
    date of quasi-reorganization) .... (38,023,064)     (30,132,368)
                                        ----------       ----------
      TOTAL ..........................  48,138,390       59,950,028
 LESS:
    Treasury Stock, 2,904,016
     Shares, at Cost .................  (7,260,040)               0
    Deferred Compensation, Net .......     (31,667)         (36,667)
                                        ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY .....  40,846,683       59,913,361
                                        ----------       ----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY ................$ 76,588,565    $ 120,252,901
                                       ===========    =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                     Years Ended June 30,
                                                        --------------------------------------------
                                                             1999            1998            1997
                                                        ------------    ------------    ------------
EXPENSES:
        General & Administrative Expenses ...........   $  4,532,984    $ 11,615,972    $  5,542,585
                                                        ------------    ------------    ------------
        (including legal fees of $1,318,151,
        $3,306,877,and $896,729,respectively,
        and the estimated charge in connection
        with the repurchase of the NPD shares of
        $3,748,000 for the 1998 year)................
        Interest and Financing Expenses .............      7,831,021       7,084,968       1,567,875
        Interest Income .............................       (343,572)       (689,092)        (11,911)
        Amortization of Financing Costs .............      2,900,749       3,053,583       1,142,909
        El Rancho Property Carrying Costs ...........      1,113,587         974,167       1,773,627
        Impairment Loss on El Rancho Property .......      3,429,252               0
        Write Off of Deposits on Land ...............              0               0       2,585,000
        Write Off of Starship Orion Costs ...........              0               0       2,543,968

(LOSS) FROM CONTINUING OPERATIONS BEFORE                 ------------    ------------    ------------
   DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM ...    (16,034,769)    (25,468,850)    (15,144,053)
                                                         ------------    ------------    ------------
INCOME FROM DISCONTINUED OPERATIONS:
        Net Gain on Sale of Net Assets of Discontinued
        Operations ..................................      3,657,688            --              --
          (less applicable state income taxes
                  of $1,335,500)
        Income from operations of discontinued
          racetrack operations (less applicable
          state income taxes of $119,348,
          $135,100 and $55,617) .....................      4,486,385       7,207,633       1,594,096
                                                        ------------    ------------    ------------
        INCOME FROM DISCONTINUED OPERATIONS .........      8,144,072       7,207,633       1,594,096
                                                        ------------    ------------    ------------
(LOSS) BEFORE EXTRAORDINARY ITEM ....................     (7,890,697)    (18,261,217)    (13,549,957)

EXTRAORDINARY ITEM -
        (Loss) on Early Extinguishment of Debt ......              0               0      (3,837,625)
                                                         ------------    ------------    ------------
NET (LOSS) ..........................................   $ (7,890,697)   $(18,261,217)   $(17,387,582)
                                                        ============    ============    ============

BASIC AND DILUTED PER SHARE DATA:
(LOSS) BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM ............................   $      (1.38)   $      (1.82)   $      (1.29)
NET GAIN ON SALE OF NET ASSETS OF DISCONTINUED
  OPERATIONS.........................................           0.32             --               --
INCOME FROM DISCONTINUED
  RACETRACK OPERATIONS............. .................           0.39            0.51            0.14
EXTRAORDINARY ITEM ..................................           --               --            (0.33)
NET (LOSS) ..........................................   $      (0.67)   $      (1.31)   $      (1.48)
                                                         ------------    ------------    ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..........     11,554,476      13,978,086      11,715,256
                                                         ============    ============    ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                          Preferred                  Common
                                                                     ---------------------   --------------------------
                                                                      Number of               Number of
                                                                       Shares     Amount       Shares          Amount
                                                                       ------     ------       ------          ------

BALANCE - JUNE 30, 1996 ...........................................   362,462 $ 36,246,175    11,651,487    $ 23,302,973

   Shares Issued in Connection with Retirement of Debt ............      --           --       2,326,520       4,653,040
   Compensation for Options Granted to Non-Employees ..............      --           --            --              --
   Financing Costs for Warrants Issued
       in Connection with Debt Financing ..........................      --           --            --              --
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992         8          800            53             106
   Amortization of Deferred Compensation Costs ....................      --           --            --              --
   Cancellation of Options Granted for Deferred Compensation ......      --           --            --              --
   Net (Loss) for the Year Ended June 30, 1997 ....................      --           --            --              --
                                                                      -------   ----------    ----------      ----------
BALANCE - JUNE 30, 1997 ...........................................   362,470   36,246,975    13,978,060      27,956,119

   Compensation for Options Granted to Non-Employees ..............      --           --            --              --
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992        10        1,000            39              78
   Amortization of Deferred Compensation Costs ....................      --           --            --              --
   Gain on Sale of Land ...........................................      --           --            --              --
   Net (Loss) for the Year Ended June 30, 1998 ....................      --           --            --              --
                                                                      -------   ----------    ----------      ----------
BALANCE - JUNE 30, 1998 ...........................................   362,480   36,247,975    13,978,099      27,956,197

   Shares Canceled in connection with Delaware Settlement .........      --           --      (2,093,868)     (4,187,736)
   Purchase of 2,904,016 Shares for Treasury in connection with
      Delaware Settlement .........................................      --           --            --              --
   Compensation for Options Granted to Non-Employees ..............      --           --            --              --
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992         2          200            18              36
   Financing Costs for Warrants Issued
       in Connection with Debt Financing ..........................      --           --            --              --
   Warrants Issued in Connection With Debt Retirement
      (See Note 11-A) .............................................      --           --            --              --
   Amortization of Deferred Compensation Costs ....................      --           --            --              --
   Net (Loss) for the Year Ended June 30, 1999 ....................      --           --            --              --
                                                                      -------   ----------    ----------      ----------
BALANCE - JUNE 30, 1999 ...........................................   362,482 $ 36,248,175    11,884,249    $ 23,768,497
                                                                      ======= ============    ==========    ============

                                                                         Capital         Retained      Treasury
                                                                        in Excess        Earnings        Stock,
                                                                         of Par          (Deficit)      At Cost
                                                                      ------------    ------------    -----------
BALANCE - JUNE 30, 1996 ...........................................   $ 16,111,652    $  3,829,336    $         0

   Shares Issued in Connection with Retirement of Debt ............      6,671,245            --             --
   Compensation for Options Granted to Non-Employees ..............        493,050            --             --
   Financing Costs for Warrants Issued
       in Connection with Debt Financing ..........................      1,893,451            --             --
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992           (906)           --             --
   Amortization of Deferred Compensation Costs ....................           --              --             --
   Cancellation of Options Granted for Deferred Compensation ......       (119,741)           --             --
   Net (Loss) for the Year Ended June 30, 1997 ....................           --       (17,387,582)          --
                                                                       ------------    ------------    -----------
BALANCE - JUNE 30, 1997 ...........................................     25,048,751     (13,558,246)             0

   Compensation for Options Granted to Non-Employees ..............        830,550            --             --
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992         (1,078)           --             --
   Amortization of Deferred Compensation Costs ....................           --              --             --
   Gain on Sale of Land ...........................................           --         1,687,095           --
   Net (Loss) for the Year Ended June 30, 1998 ....................           --       (18,261,217)          --
                                                                       ------------    ------------    -----------
BALANCE - JUNE 30, 1998 ...........................................     25,878,224     (30,132,367)             0

   Shares Canceled in connection with Delaware Settlement .........     (1,046,934)           --             --
   Purchase of 2,904,016 Shares for Treasury in connection with
      Delaware Settlement .........................................           --              --       (7,260,040)
   Compensation for Options Granted to Non-Employees ..............         44,550            --             --
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992           (236)           --             --
   Financing Costs for Warrants Issued
       in Connection with Debt Financing ..........................         26,296            --             --
   Warrants Issued in Connection With Debt Retirement
      (See Note 11-A) .............................................      1,242,882            --             --
   Amortization of Deferred Compensation Costs ....................           --              --             --
   Net (Loss) for the Year Ended June 30, 1999 ....................           --        (7,890,697)          --
                                                                      ------------    ------------    -----------
BALANCE - JUNE 30, 1999 ...........................................   $ 26,144,782    $(38,023,064)   $(7,260,040)
                                                                      ============    ============    ===========

                                                                       Deferred
                                                                       Compen-
                                                                       sation          Total
                                                                      ---------    ------------
BALANCE - JUNE 30, 1996 ...........................................   $(172,031)   $ 79,318,105

   Shares Issued in Connection with Retirement of Debt ............        --        11,324,285
   Compensation for Options Granted to Non-Employees ..............        --           493,050
   Financing Costs for Warrants Issued
       in Connection with Debt Financing ..........................        --         1,893,451
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992        --              --
   Amortization of Deferred Compensation Costs ....................      10,623          10,623
   Cancellation of Options Granted for Deferred Compensation ......     119,741            --
   Net (Loss) for the Year Ended June 30, 1997 ....................        --       (17,387,582)
                                                                       ---------    ------------
BALANCE - JUNE 30, 1997 ...........................................     (41,667)     75,651,933

   Compensation for Options Granted to Non-Employees ..............        --           830,550
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992        --              --
   Amortization of Deferred Compensation Costs ....................       5,000           5,000
   Gain on Sale of Land ...........................................        --         1,687,095
   Net (Loss) for the Year Ended June 30, 1998 ....................        --       (18,261,217)
                                                                       ---------    ------------
BALANCE - JUNE 30, 1998 ...........................................     (36,667)     59,913,362

   Shares Canceled in connection with Delaware Settlement .........        --        (5,234,670)
   Purchase of 2,904,016 Shares for Treasury in connection with
      Delaware Settlement .........................................        --        (7,260,040)
   Compensation for Options Granted to Non-Employees ..............        --            44,550
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992        --              --
   Financing Costs for Warrants Issued
       in Connection with Debt Financing ..........................        --            26,296
   Warrants Issued in Connection With Debt Retirement
      (See Note 11-A) .............................................        --         1,242,882
   Amortization of Deferred Compensation Costs ....................       5,000           5,000
   Net (Loss) for the Year Ended June 30, 1999 ....................        --        (7,890,697)
                                                                       ---------    ------------
BALANCE - JUNE 30, 1999 ...........................................   $ (31,667)   $ 40,846,683
                                                                       =========    ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                                     Years Ended June 30,
                                                                         ---------------------------------------------
                                                                              1999            1998            1997
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
(LOSS) FROM CONTINUING OPERATIONS ....................................   $(16,034,769)   $(25,468,850)   $(18,981,678)
                                                                         ------------    ------------    ------------
Adjustments to reconcile (loss) to net cash (used in)
    operating activities:
        Depreciation and Amortization ................................      2,958,067       3,125,272       2,775,194
        Financing Cost from Options Granted ..........................      1,269,178
        Compensation for Options Granted .............................         44,550         830,550         493,050
        Loss on Disposal of Fixed Assets .............................        146,238          31,666               0
        Write-Off of Deposits on Land ................................              0               0       2,585,000
        Estimated charge in connection with the repurchase
          of the NPD shares ..........................................              0       3,748,000               0
        Estimated loss in connection with the adjustment to
          fair market value of the El Rancho Property ................              0       3,429,251               0
        Write-Off of Starship Orion Costs ............................              0               0       2,543,968
        Extraordinary Item - Loss on Early Extinguishment of Debt ....              0               0       3,837,625
        Other ........................................................              0         303,002            (783)
        Changes in Operating Assets and Liabilities -
           Decrease in Restricted Cash and Investments ...............              0               0        (758,785)
           Decrease (Increase) in Accounts Receivable ................       (197,935)        (31,455)        395,687
           Decrease (Increase) in Other Assets .......................        271,985        (282,609)       (297,570)
           (Increase) Decrease in Prepaid Expenses ...................        (26,869)        239,628        (190,815)
           (Decrease) Increase in Accounts and Purses Payable
            and Accrued Expenses .....................................       (538,387)       (771,010)      1,340,766
           Icrease in Deferred Revenue ...............................              0               0         251,123
                                                                          ------------    ------------
CASH (USED IN) CONTINUING OPERATING ACTIVITIES .......................    (12,107,942)    (14,846,555)

CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES ...................     10,155,578       9,192,657
                                                                          ------------    ------------    ------------
NET CASH (USED IN) OPERATING ACTIVITIES ..............................     (1,952,364)     (5,653,898)     (4,413,122
                                                                          ------------    ------------    ------------

Continued on following page


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

CONTINUED FROM PREVIOUS PAGE

                                                                           Years Ended June 30,
                                                                         ---------------------------------------------
                                                                             1999            1998            1997
                                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Freehold ...................................     17,900,000               0               0
    Proceeds from Sale of Land at Garden State Park ..................      2,000,000               0               0
    Purchase of 2,904,016 Shares of Treasury Stock ...................     (6,850,000)              0               0
    Purchase and Development of El Rancho Property ...................              0        (239,588)     (2,016,133)
    Deposits on Purchase of Land .....................................              0               0      (2,115,000)
    Deposits on New Mexico Racetrack Options .........................              0        (600,000)              0
    Capital Expenditures .............................................        (69,044)       (284,271)     (1,428,227)
    Decrease in Other Investments ..................................              0          27,405          68,170
                                                                          ------------    ------------
        CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES ...     12,980,956      (1,096,454)
        CASH (USED IN) PROVIDED BY DISCONTINUED INVESTING ACTIVITIES .       (146,648)      8,224,665
                                                                          ------------    ------------    ------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........     12,834,308       7,128,211      (5,491,190)
                                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Long Term Notes ........................              0               0         827,891
    Proceeds from Line of Credit - Foothill ..........................              0               0       9,138,690
    Proceeds from Credit Suisse Financing ............................              0               0      55,000,000
    Proceeds from Sun Bank Refinance of Foreign Notes ................              0               0       6,000,000
    Deferred Financing Costs .........................................              0         (22,445)     (4,926,943)
    Escrow Deposits Utilized .........................................     10,278,727       7,683,063     (16,762,059)
    Proceeds from Land Sale to Reserve Escrow Deposits ...............              0      (1,370,120)              0
    (Decrease) Increase in Balances Due From Discontinued Subsidiaries     (1,823,666)      8,376,135               0
    Principal Payments on Foreign Notes ..............................              0               0      (6,000,000)
    Principal Payments on Foothill Notes .............................              0               0     (29,976,010)
    Principal Payments on Short Term Notes ...........................     (5,016,770)       (303,020)       (836,874)
    Principal Payments on Long Term Notes ............................              0               0      (2,991,844)
                                                                          ------------    ------------
        CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES .............      3,438,291      14,363,613
        CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES .............    (12,437,662)    (16,242,127)
                                                                          ------------    ------------    ------------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..........     (8,999,371)     (1,878,514)      9,472,851
                                                                          ------------    ------------    ------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ..................      1,882,573        (404,200)       (431,461)
          LESS CASH AND CASH EQUIVALENTS AT END OF YEAR
            USED IN (PROVIDED BY) DISCONTINUED OPERATIONS ............       (738,168)     (3,166,900)           --
        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
          FROM CONTINUING OPERATIONS .................................        213,795       3,784,895       4,216,356
                                                                          ------------    ------------    ------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................   $  1,358,200    $    213,795    $  3,784,895
                                                                          ============    ============    ============

        Supplemental Disclosures of Cash Flow Information:
                Cash paid during the year for:
                Interest .............................................   $  6,498,191    $  7,936,680    $  4,849,949
                Income Taxes .........................................   $  1,490,000    $    200,000    $          0

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the years ended June 30, 1998 and 1997, the Company recorded unrealized losses of $19,174 and $40,000, respectively, on trading securities. For the year ended June 30, 1999, the Company realized a loss of $12,908 on trading securities.

During the years ended June 30, 1999, 1998 and 1997, respectively, the Company issued warrants to purchase 497,153 shares, 300,000 shares and 746,847 shares of Common Stock at fair values of $1,242,882, $830,550 and $1,893,451, respectively, in connection with financing agreements.

During the year ended June 30,  1998,  the  Company  issued  options to purchase
     300,000 shares of Common Stock at a fair value of $786,000 to three of the Company's directors.

During the year ended June 30, 1997,  the Company  exchanged debt totaling $10.5 million plus accrued interest of approximately $1.1 million for 2,326,520 shares of Common Stock.

During the year ended June 30, 1999, the Company canceled 2,093,868 shares of Common Stock in connection with the Delaware Settlement.

During the year ended June 30, 1999, the purchase of 2,904,016  shares of Common
     Stock was financed, in part, through a long term note in the amount of $3,558,032.

During the year ended June 30, 1999, $22,000,000 of the Company's short term debt was assumed by the the purchaser in in connection with the sale of certain assets at Freehold Raceway and Garden State Park.

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

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. The remaining debt to the Company's primary lender was due June 1, 1999. On May 7, 1999, the Company notified their primary lender, Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"), of its intent to extend the loan maturity date to June 30, 2000. On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The restructuring agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000.

     On January 25, 2000, the Company entered into agreements with unrelated third parties for the sale of the Garden State Park and El Rancho properties. Unless the scheduled closing of the El Rancho property on April 30, 2000, or the further extended date of June 1, 2000, is consummated and the closing of the Garden State Park property is consummated, the Company will be in default with respect to the Credit Suisse loan due on June 30, 2000. The Company does not have any committed source of working capital and there are no assurances that the Company would be successful in obtaining working capital from other sources. There can be no assurances that either sale of the El Rancho or the Garden State Park properties will be consummated or to the timing thereof.

     The Company has sustained losses of approximately $7.9 million, $18.3 million and $17.4 million during fiscals 1999, 1998 and 1997, respectively. The Company believes its projected cash flows from its current operations will be sufficient until June 30, 2000 and there can be no assurances beyond that date.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - The Company is currently in the process of effecting a sale of its two properties: (i) the non-operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada; and (ii) the Garden State Park Property in Cherry Hill, New Jersey. Prior to January 28, 1999, the Company conducted live race meetings for Thoroughbred and Harness (Standardbred) horses and participated in intrastate and interstate simulcast wagering as a host and receiving track in Cherry Hill ("Garden State Park") and Freehold ("Freehold Raceway"), New Jersey.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior years' amounts have been reclassified to conform with the current years' presentation.

     (D) Depreciation and Amortization - Goodwill was the excess of the cost of acquired net assets at Freehold over their fair value and was being amortized over 30 years under the straight line method. Accumulated amortization at June 30, 1998 was $666,941. At June 30, 1998, the Goodwill was reclassified to "Net Assets of Discontinued Operations - current".

     Depreciation of property and equipment and amortization of building improvements were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with accounting principles applicable to a quasi-reorganization over the estimated remaining useful lives of the respective assets.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long- lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of June 30, 1998 and 1999, the Company determined that an impairment had occurred. (See E below).

     (E) Property Held for Sale - As of June 30, 1997, construction in progress included the purchase price as well as construction costs in conjunction with the development of the El Rancho Property. These amounts included real property acquisition costs in the amount of approximately $43,500,000, capitalized interest of $4,182,007, consulting and other development costs. As of July 1997, development of the El Rancho Property was suspended. On January 28, 1999, the Company fully and finally consummated the settlement agreement entered into on July 2, 1998 ("the Delaware Settlement"). As part of the Delaware Settlement, the Company provided for the sale of the El Rancho Property. As of June 30, 1998, the El Rancho Property was reclassified to "Property held for Sale" after recording an impairment charge during the fourth quarter of Fiscal 1998 of approximately $3,430,000 to adjust it to fair value, after taking into account the estimated fair value of the reversion of Las Vegas Entertainment Network, Inc.'s shares of the Company's common stock. In the absence of a public market for the Company's Common Stock, management determined the estimated fair value of the Common Stock to be the anticipated book value attributable to the Common Stock after taking into account the estimated operating results until the disposition of the racetrack operations assumed to have occurred on December 31, 1998, the disposal of the racetrack assets and the El Rancho Property, and other transactions contemplated in the Delaware Settlement. (See Notes 4, 13 & 20).

     (F) Net Assets of Discontinued Operations - At June 30, 1998, the Garden State Property and Freehold Raceway were classified to "Net Assets of Discontinued Operations." During the third quarter of Fiscal 1999, the Company recognized a net gain of $3,657,688 from the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities after applying approximately $14,000,000 from the transaction to reduce the fair value of the Garden State property.

     (G) Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133 as amended by SFAS 137"). SFAS 137 delays the effective date of implementation of SFAS 133 by one year. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that the adoption of SFAS 133 will have no impact on its financial position or results of operations.

     The Company has no comprehensive income items as defined in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

     (H) Deferred Financing Costs - Deferred financing costs at June 30, 1998 include those amounts associated with its May 23, 1997 financing agreement with Credit Suisse First Boston Mortgage Capital LLC("Credit Suisse"). These costs of $6,238,731 were expensed over the two-year life of the loan which had an original due date of June 30, 1999.

     (I) Revenue Recognition - The Company recognized the revenues associated with horse racing at Garden State Park and Freehold Raceway as they were earned. Both Garden State Park and Freehold Raceway operated as satellite wagering sites for both thoroughbred and harness racing meets conducted at other racetracks. The tracks received broadcasts of live racing from other racetracks under various simulcasting agreements. The tracks also provided broadcasts of live racing conducted at the Company's facilities to other racetracks under various host simulcasting agreements. Under these contracts, the Company received or paid pari-mutuel commissions of varying percentages of simulcast pari-mutuel wagering. Costs and expenses associated with horse racing revenues were charged against income in those periods in which the horse racing revenues were recognized. Other costs and expenses, including advertising, were recognized as they actually occur throughout the year.

     (J) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liablities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     (K) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (L) Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

     (M) Use Of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (N) Net Loss per Common Share - In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
"Earnings Per Share" ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants to purchase 3,104,000, 3,271,847, and 3,271,847 shares of Common Stock at various prices per share, for the years ended June 30, 1999, 1998 and 1997, respectively, were not included in the computation of diluted loss per share as their effect would be anti- dilutive.

(3) SALE AND LEASE OF ASSETS

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns
Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). The purchase price was $46 million ($1 million of which will be held in escrow to cover certain indemnification and other obligations of the Company), with an additional $10 million in contingent promissory notes (the "Contingent Notes") which become effective upon, among other things, the New Jersey Legislature's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved by the New Jersey Legislature in the future. Greenwood Racing, Inc. has guaranteed the performance by the purchaser of all obligations under the Contingent Notes, and Pennwood Racing, Inc. ("Pennwood "), a joint venture between Greenwood Racing, Inc. and Penn National Gaming, Inc. ("Penn National"), which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten off-track betting parlors in Pennsylvania, has also guaranteed the Contingent Notes.

     The proceeds of the Greenwood Transaction were principally used by the Company to pay off the first lien on the assets of Freehold Raceway, reduce the outstanding balance on the Company's loan from Credit Suisse to $30.5 million and to consummate the Delaware Settlement. In addition, Credit Suisse also released to the Company approximately $4.475 million from its escrow reserves for working capital purposes, to reduce debt and pay fees. (See Note 9)

     The Company recognized a net gain of $3,657,688 on the sale of Freehold Raceway, following the write down to fair value of the remaining assets of Garden State Park, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities during the third quarter of Fiscal 1999.

(4) LITIGATION SETTLEMENT

     On January 28, 1999, the Company fully and finally consummated the settlement and dismissal of the following actions: Quigley et al. v. DeSantis et al., C.A. No. 15919, in the Court of Chancery of the State of Delaware; Rekulak
v. DeSantis et al., C.A. No. 15920, in the Court of Chancery of the State of Delaware; Green v. DeSantis, et al., C.A. No. 97-CV-5657, in the New Jersey District Court. These actions were settled in connection and accordance with the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the above action entitled Quigley et al. v. DeSantis et al. (the "Delaware Settlement").

     Pursuant to the terms of the Delaware Settlement, the Company purchased from NPD, Inc. ("NPD") approximately 2.9 million shares of the Company's common stock (the "NPD Shares") for $4.6 million in cash and assumed a $5.8 million promissory note originally issued by NPD to acquire the NPD Shares, held by Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Bankruptcy Trustee"). In addition, pursuant to the terms of the Delaware Settlement and with the approval of the United States Bankruptcy Court for the District of New Mexico in an action in which AutoLend Group, Inc. is the debtor, NPD returned to AutoLend Group, Inc. the $2 million originally pledged by AutoLend Group, Inc. to secure the aforementioned $5.8 million promissory note (the "NPD Note"). The Company understands that the Company's former director Nunzio P. DeSantis is Chairman, President and a principal stockholder of AutoLend Group, Inc., and the Company's former chairman and director Anthony Coelho is a director of AutoLend Group, Inc.

     The approval of certain transactions between ITB and the Bankruptcy Trustee by the United States Bankruptcy Court for the District of New Jersey in the action entitled In re Robert E. Brennan, C.A. No. 95-35502, was a condition precedent to the consummation of the Delaware Settlement. This approval was duly received and the Company consummated a separate settlement with the Bankruptcy Trustee necessary to consummate the Delaware Settlement (the "Trustee Settlement"). Pursuant to the Trustee Settlement, the Bankruptcy Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032 (see Note11-B); (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (i) January 15, 2001, or (ii) the closing of either the sale of the Company's non-operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); (c) a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement; (e) subordinate interests in both the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note. As a result of the Trustee Settlement, the Company secured (a) the power to consummate the Delaware Settlement, (b) releases from the Bankruptcy Trustee in favor of all parties to the Delaware Settlement, including the Company, and (c) the right to defer certain interest payments due under the ITB Note until the maturity of such note.

     Upon consummation of the Delaware Settlement, Nunzio P. DeSantis, Anthony Coelho, and Joseph Zappala immediately resigned from the Company's board of directors and terminated any and all employment agreements or consulting arrangements with the Company. Francis W. Murray and Robert J. Quigley remained directors, and during the quarter ended March 31, 1999, John U. Mariucci and James J. Murray were elected by the remaining directors to serve on the board of directors until the next annual stockholders' meeting.

     Also pursuant to the Delaware Settlement, Las Vegas Entertainment Network, Inc. ("LVEN") was granted the exclusive right to sell the El Rancho Property until November 20, 1998 and the co-extensive right, along with the Company, to sell the El Rancho Property until April 19, 1999. Beginning January 19, 1999, and ending upon the earlier of a sale of the El Rancho Property or April 19, 1999, LVEN was required to pay one-half of the carrying costs associated with maintaining the El Rancho Property. LVEN also obtained the right, exercisable from March 20, 1999 until April 19, 1999, to refinance the El Rancho Property and thereby obtain the extended right to sell the El Rancho Property until the earlier of (a) one year from April 19, 1999 or (b) the midpoint of the term of the refinancing loan (the "Refinancing Option"). LVEN did not sell the El Rancho Property nor did it exercise the Refinancing Option. If the Company sells or refinances the El Rancho property after April 19, 1999 for an amount in excess of $44,200,000, plus one half of the carrying costs from January 20, 1999 to April 19, 1999, plus the customary transaction costs incurred by the Company in such sale (the "Threshold Amount"), then LVEN shall receive from such cash proceeds in excess of the Threshold Amount up to the amount of $12,000,000 of cash sale proceeds over and above the Threshold Amount, out of which LVEN will direct that the first $2,000,000 be paid over to NPD. NPD is owned by Nunzio DeSantis, the Company's former Director and CEO and Tony Coelho, the Company's former Director and Chairman of the Board. On January 25, 2000, the Company signed a binding term sheet for the sale of the El Rancho Property. There can be no assurances that the Company will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement. (See Note 13 - Legal Proceedings)

     In exchange for the foregoing, LVEN (a) executed and delivered releases to all parties to the Delaware Settlement, including the Company and Credit Suisse,
(b) returned to ITB for immediate cancellation the 2,093,868 shares of ITB common stock (the "LVEN Shares") previously issued to Casino-Co Corporation, a subsidiary of LVEN, in exchange for the cancellation of a certain $10.5 million note plus accrued interest from ITB to LVEN, which note remains canceled, (c) released any and all LVEN or Casino-Co Corporation interests in the NPD Shares, and (d) cancelled any and all agreements of any kind or nature whatsoever between LVEN and its affiliates and ITB or any of its subsidiaries.

     The foregoing summary of the terms and transactions relating to the Delaware Settlement and the Trustee Settlement is qualified by reference to the actual documents filed with the respective courts in the actions discussed above.

     There can be no assurances that the Company will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement. (See Note 13 - Legal Proceedings)

(5)  DISCONTINUED OPERATIONS

     On January 28, 1999, the Company completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility, and the lease of the real property and certain related assets of Garden State Park for a seven-year period. (See Note 3).

     The discontinued operations are summarized as follows:

                                          Years Ended June 30,

DISCONTINUED RACETRACK OPERATIONS:    1999 *        1998        1997

REVENUE                           $ 37,992,012 $ 68,636,449  $ 68,431,882
                                  ------------ ------------   -----------

EXPENSES:

Cost of Revenues:

Purses                              12,591,222   22,370,695    23,120,176

Operating Expenses                  16,612,009   31,794,410    35,531,034

Depreciation & Amortization          1,078,701    1,665,206     1,579,903

General & Administrative Expenses    2,619,944    4,607,984     5,606,265

Interest Expenses                      484,404      855,421       944,791
                                  ------------ ------------   -----------
TOTAL EXPENSES                      33,386,280   61,293,716    66,782,169
                                  ------------ ------------   -----------
INCOME FROM DISCONTINUED RACETRACK

OPERATIONS BEFORE TAXES              4,605,732    7,342,733     1,649,713

INCOME TAX EXPENSE                     119,348      135,100        55,617
                                  ------------ ------------   -----------
                                     4,486,384    7,207,633     1,594,096

NET GAIN ON SALE OF NET ASSETS
OF DISCONTINUED OPERATIONS
 (NET OF $1,335,500 STATE
  INCOME TAXES)                      3,657,688       -0-          -0-
                                  ------------ ------------   -----------
INCOME FROM DISCONTINUED
RACETRACK OPERATIONS              $  8,144,072  $ 7,207,633  $  1,594,096
                                  ============  ===========  ============
* July 1, 1998 to January 28, 1999

     As of June 30, 1998, the Garden State Property was reclassified to "Net Assets of Discontinued Operations." During the third quarter of Fiscal 1999, the Company recognized a net gain of $3,657,688 from the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities after applying approximately $14,000,000 from the transaction to reduce the fair value of the Garden State property.

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 1999 and 1998 consist of the following:

                                              June 30,
                                              --------

CLASSIFIED AS:                             1999       1998
                                           ----       ----

CURRENT ASSETS                        $ 2,201,036  $ 28,249,055

CURRENT LIABILITIES                     1,706,337    16,013,838
                                        ---------    ----------

Net Assets of Discontinued
Operations - Current                      494,699    12,235,217

Property Assets of Garden State Park   30,000,000    45,626,944
                                       ----------    ----------

NET ASSETS OF DISCONTINUED OPERATIONS $30,494,699  $ 57,862,161
                                      ===========  ============


     Cash flows from discontinued operations for the year ended June 30, 1999 and 1998 consist of the following:


CASH FLOWS FROM DISCONTINUED OPERATING ACTIVITIES:        June 30,

                                                    1999           1998
                                                -----------     ----------
 INCOME                                         $ 8,144,072   $  7,207,633
                                                -----------     ----------

 ADJUSTMENTS TO RECONCILE INCOME TO NET CASH
 PROVIDED BY DISCONTINUED OPERATING ACTIVITIES

   Depreciation and Amortization                  1,078,701      1,665,206

   Net (Gain) Loss on Sale of Discontinued
        Operations                               (3,657,688)         1,007

   Changes in Operating Assets and Liabilities
        of Discontinued Operations:
         Decrease in Restricted Cash and
          Investments                             3,444,267        277,040

         Decrease in Accounts
          Receivable                                331,742        287,694

         Decrease in Other Assets                    21,142        140,165

         Decrease in Prepaid Expenses               773,312        534,625

         Increase (Decrease) in Accounts
          and Purse Payable and
          Accrued Expenses                        1,790,189       (940,299)

         (Decrease) Increase in
           Deferred Revenue                      (1,770,159)        19,587
                                                 -----------    ----------
 NET CASH PROVIDED BY DISCONTINUED OPERATING
 ACTIVITIES (EXCLUDING INCOME)                   10,155,578      9,192,657
                                                 -----------    ----------

CASH FLOWS FROM DISCONTINUED INVESTING ACTIVITIES:

 Proceeds from Sale of Land                           -0-        8,449,904

 Capital Expenditures                               (69,616)      (212,227)

 (Increase) in Other Investments                    (77,032)       (13,012)
                                                 -----------    ----------
 NET CASH (USED IN) PROVIDED BY DISCONTINUED
 INVESTING ACTIVITIES                           $  (146,648)  $  8,224,665
                                                 -----------    ----------

                                                            June 30,
                                                            --------
                                                         1999       1998
                                                         ----       ----

CASH FLOWS FROM DISCONTINUED FINANCING ACTIVITIES:

 Principal Payments on Sun Mortgage             $       -0-   $ (6,000,000)

 Principal Payments on Short Term Notes              (856,475)    (733,719)

 Increase (Decrease) in Balances Due To/From
 Continuing Operations                              1,823,666   (8,376,135)

 Principal Payments on Long Term Notes            (13,404,853)  (1,132,272)
                                                  -----------   ----------
 NET CASH (USED IN) DISCONTINUED
 FINANCING ACTIVITIES                             (12,437,662) (16,242,126)
                                                  -----------   ----------

 NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS FROM DISCONTINUED OPERATIONS          (2,428,732)   1,175,195

 CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR FROM DISCONTINUEDOPERATIONS                3,166,900    1,991,705
                                                  -----------   ----------
 CASH AND CASH EQUIVALENTS AT END OF
 YEAR FROM DISCONTINUED OPERATIONS              $     738,168 $  3,166,900
                                                ============= ============


(6)  ACQUISITIONS AND DISPOSITIONS

      Fiscal 1999

     On January 28, 1999 as described above, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns Philadelphia Park racetrack, the Turf Clubs and Phonebet. (See
Note 3)

     In connection with the January 28, 1999 transactions, the Company purchased the undepreciated balance of equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which will be paid by the lessee). This asset is recorded in net assets of discontinued operations. (See Notes 3 & 11 - E)

     Pursuant to the terms of the Delaware Settlement, the Company purchased from NPD, Inc. ("NPD") approximately 2.9 million shares of ITB common stock (the "NPD Shares") for $4.6 million cash and the assumption by ITB of a $5.8 million promissory note originally issued by NPD to acquire the NPD Shares, held by Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Bankruptcy Trustee").

     Fiscal 1998

     On July 1, 1997, the Company made a non-refundable payment of $600,000 to purchase an option to acquire the leasehold interests from D&C Gaming Corporation ("D&C"), a company owned equally by the Company's former Director, CEO and President, Nunzio P. DeSantis, and by the Chairman of Las Vegas Entertainment Network, Inc. ("LVEN"), to acquire operating leases for two New Mexico racetracks. Subsequently, the option agreement has been terminated by the Company and D&C. In the Delaware litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including the option agreement. In connection with the Delaware Settlement, the $600,000 has been included in the calculation of the purchase price of the NPD shares.

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

(7)  PROPERTY HELD FOR SALE

     On January 28, 1999, the Company consummated the settlement under the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the stockholder derivative litigation in the Delaware Court of Chancery (the "Delaware Settlement"). As part of the Delaware Stipulation, the Company has provided for the possible sale of the El Rancho Property pursuant to the terms enumerated by the Delaware Settlement. (See Note
4) On June 30, 1998, the El Rancho Property was reclassified from "Construction in Progress" to "Property held for Sale" after recording an impairment charge during the fourth quarter of Fiscal 1998 of approximately $3,430,000 to adjust the El Rancho Property to its estimated fair value, after taking into account the estimated fair value of the reversion of the LVEN Shares (See Note 4). In the absence of a public market for the Company's Common Stock, management has determined the estimated fair value of the Common Stock to be the anticipated book value attributable to the Common Stock after taking into account the estimated operating results until the disposition of the racetrack assets and operations, and the El Rancho Property, and other transactions contemplated by the Delaware Settlement. (See Notes 4 and 20-C)

     On January 25, 2000, the Company entered into a binding term sheet for the sale of the El Rancho property in Las Vegas, Nevada with Turnberry/Las Vegas Boulevard, LLC and on March 1, 2000 a formal contract was signed on the same terms as outlined on the binding term sheet with certain mutually acceptable changes made during the course of negotiations of the definitive agreements. The purchase price is anticipated to be $45,000,000. The purchase price will be paid by: (i) a $100,000 deposit at the signing of the Purchase and Sale Agreement;
(ii) a $400,000 additional deposit due on March 15, 2000, which amount will be non-refundable, and (iii) the balance of the purchase price due at the closing, payable in cash.

     The closing, originally scheduled to occur by March 31, 2000, had been extended to April 30, 2000 after the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of April 2000;
(ii) agreed to pay the  interest  due to Credit  Suisse  First  Boston  Mortgage

Capital, LLC on a principal amount of $20,000,000 at 12% for the month of April 2000; and (iii) released $1,600,000, which included the above $100,000 and $400,000 deposits, as a non-refundable deposit to the Company. The closing date was further extended to June 1, 2000 provided the buyer: (i) agrees to pay the approximate $100,000 carrying costs of the El Rancho property for the month of May 2000; (ii) pays the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $19,000,000 at 12% for the month of May 2000; (iii) pays an additional deposit of $900,000 to the Company by April 30, 2000, which amount has not yet been received; and (iv) demonstrates it has the financial ability to close.

     The Company has separately agreed to purchase a promissory note of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer, depending upon certain circumstances.

     The note would accrue interest at a 22% per annum rate, which will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer at any time after the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer on the day before the 30th anniversary of its issuance. (See Notes 4 and 20-C)

(8)  INVESTMENTS

     Interest income for the fiscal years ended June 30, 1999, 1998, and 1997 was $343,572, $689,092, and $11,911, respectively. Realized losses resulting from the sale of trading securities for fiscals 1999 were $12,908. There were no realized gains or losses resulting from the sale of trading securities for fiscals 1998 and 1997 .

(9)  RESERVE ESCROW DEPOSITS

     At June 30, 1999, $182,154 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse. The terms of such credit facility provided that such reserve accounts be held by LaSalle National Bank ("the Depository"). In connection with the January 28, 1999 sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facility, Credit Suisse released to the Company approximately $4,475,000 from its escrow reserves to pay down debt and for working capital purposes. On August 2, 1999, the Company made a payment of $320,000 to Credit Suisse for interest due which was credited to the escrow accounts. In connection with the restructuring agreement on January 21, 2000, Credit Suisse released to the Company the $167,476 balance in the escrow deposit accounts which will be used by the Company for working capital purposes. (See Note 20-B)

(10) LAND, BUILDINGS AND EQUIPMENT

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


Major classes of land, buildings and equipment consist of the following:


                         Estimated Useful            June 30,
                         ----------------            --------
                          Lives in Years       1999          1998
                          --------------       ----          ----

Buildings and Improvements   15-40            214,097        214,097

Equipment                     5-15            683,428        814,927
                                              -------        -------

Totals                                        897,525      1,029,024

Less Accumulated Depreciation
and Amortization                              329,667        308,162
                                              -------        -------

                                          $   567,858    $   720,862
                                          ===========    ===========


     As of June 30, 1999 and 1998, Land, Buildings and Improvements, Equipment relating to the racetrack operations and the El Rancho Property were classified as "Property Held For Sale", "Net Assets of Discontinued Operations - Current", and "Net Assets of Discontinued Operations - Long Term".

(11) NOTES AND MORTGAGES PAYABLE
     Notes and Mortgages Payable are summarized below:

                                                             June 30, 1999            June 30, 1998
                                                             -------------            -------------
                                       Interest %       -----------------------  --------------------------
                                       Per Annum          Current   Long-Term     Current    Long-Term
                                ----------------------------------- -----------  --------- ----------------
International Thoroughbred
Breeders, Inc.:
Credit Suisse First Boston (A)     LIBOR Rate plus 7%  $ 30,500,000   $  -0-    $ 55,000,000 $        -0-
                                       (6/30/99  rate
                                              12.67%)

REB Bankruptcy Trustee (B)                 Prime Rate     3,558,032      -0-           -0-            -0-
                                 (6/30/99 rate 7.75%)

Other                                         Various       239,113      -0-         208,426          -0-

Freehold  Raceway:

Kenneth R. Fisher (C)                    80% of Prime           -0-      -0-         625,000   10,000,000
                                   (not to exceed 6%)
                                    (6/30/98 rate 6%)

Kenneth R. Fisher (D)                    80% of Prime           -0-      -0-         225,000    1,572,049
                                  (6/30/98 rate 6.6%)
Garden State Park:

Service America Corporation (E)                    6%       400,000      -0-             -0-          -0-

Other (F)                                     Various       344,954      -0-         351,429      426,682
                                                        ------------- ------      ----------- ------------
    Totals                                             $ 35,042,099   $  -0-      56,409,855 $ 11,998,731

Less Amounts Reclassified to:
 Net Assets of Discontinued
 Operations - Current                                           -0-      -0-        (850,000) (11,572,049)

 Net Assets of Discontinued
  Operations - Long Term                                  (744,954)      -0-        (351,429)    (426,682)
                                                        -------------- -----    ------------ ------------
Totals                                                 $ 34,297,145$  $  -0-    $ 55,208,426 $        -0-
                                                        ============== =====    ============ ============


The effective LIBOR Rate and the Prime Rate at June 30, 1998 were 5.72% and 8.50%, respectively. There was no short term borrowings outstanding as of June 30, 1998.

     A) On May 23, 1997, the Company entered into a two-year $55 million credit facility with Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse") secured by a pledge of certain of the personal and real property of the Company and its subsidiaries (the "Credit Suisse Credit Facility"). Proceeds of this facility were used to repay in full the Company's $30 million existing credit facility and to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho Property. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts, financing and closing fees of $4.3 million were incurred by the Company and $3.9 million was used by the Company for general corporate purposes and repayment of certain other financial obligations. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the London interbank offered rate ("LIBOR").

     On January 21, 2000, after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. On November 17, 1999, the Company and Credit Suisse signed a term sheet outlining the term and conditions of the Restructure Agreement. At that time, accrued interest in the amount of $1,762,891 was added to the principal balance of the note.

     The Restructure Agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure Agreement in the amount of $80,000. Credit Suisse has agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until April 15, 2000. Such interest amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due. Commencing April 16, 2000 and until 30 days following the closing of the sale of the El Rancho property, interest accruing shall be paid by Turnberry/Las Vegas Boulevard LLC ("Turnberry"), the purchaser of the El Rancho property. (See Note 20-B)

     The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "Credit Suisse Note") pursuant to which $10 million of the aggregate principal amount of the CSFB Note can be converted in certain circumstances, including on the maturity date of the CSFB Note, upon the prepayment of at least $10 million in an aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events). In addition, Credit Suisse was granted warrants to purchase 1,044,000 shares (valued at $1,269,579) at an exercise price of $4.375 per share (subject to adjustment in certain events). The warrants to purchase 546,847 shares are immediately exercisable, have been valued at approximately $1.6 million and have been recorded as original issue discount. The warrants to purchase 497,153 shares became exercisable January 28, 1999, following the consummation of the Delaware Settlement and were recorded as financing expenses in the amount of $1,242,883 during the third quarter of Fiscal 1999. (See Notes 13 and 20-B)

     Credit Suisse also received 232,652 shares of the Company's Common Stock upon the prior conversion of a $10.5 million promissory note issued by the Company to LVEN in consideration for Credit Suisse's consent and advisory services in connection with this transaction. Credit Suisse's right to receive further shares upon the consummation of a proposed related acquisition by the Company of Casino-Co Corporation ("Casino-Co"), a wholly-owned subsidiary of LVEN, equal to 10% of the stock consideration paid by the Company for such acquisition, has been terminated by the above described

Delaware Settlement. The Company has granted Credit Suisse certain registration rights with respect to the above described warrants and shares.

     The Credit Suisse Credit Facility also provides for both affirmative and negative covenants, including financial covenants such as tangible net worth, as defined in the Credit Suisse Credit Facility. The Company's non-compliance with certain non-financial covenants at December 31, 1998 were waived on January 28, 1999 in connection with the Delaware Settlement. (See Note 4)

     On  January  28,  1999,  a  portion  of the  proceeds  from  the  Greenwood
Transaction and $2,500,000 held in escrow was used to reduce the principal balance on the Credit Suisse Note to $30.5 million and to pay a 2% prepayment fee of $500,000, recorded as financing expenses, to Credit Suisse. (See Note 3)

     (B) On January 28, 1999 in connection with the Delaware Settlement, the Company executed a note (the "Trustee Note") in the principal amount of $3,558,032 to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan (the "Trustee") in order to purchase 2,904,016 shares of the Company's Common Stock from NPD. Pursuant to the Trustee Settlement associated with the Delaware Settlement, the Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032; (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (i) January 15, 2001, or (ii) the closing of either the sale of the Company's non-operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); (c) a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement; (e) subordinate interests in both the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note.

     In connection with the January 21, 2000 Restructure Agreement with Credit Suisse, the Trustee entered into an agreement with the Company wherein: (i) the amounts due under the Trustee Note are due at the earlier of (a) June 1, 2000 or
(b) the date on which the latter of the Garden State Park or El Rancho property is sold, provided that the sale of the latter will satisfy the remaining balance on the CSFB Loan and the Trustee Note; (ii) all interest due under the Trustee Note will be accrued and deferred until the maturity date of the Note; and (iii) the Company shall reimburse the Trustee for legal and accounting fees up to $20,000, which amount will be advanced by the Trustee and added to the outstanding principal balance of the Trustee Note.

     (C) On February 2, 1995, the Company entered into an agreement with the former owner of Freehold Raceway whereby the $12.5 million balance of the purchase price of the Freehold Raceway was financed by an eight (8) year promissory note at 80% of the prevailing prime rate, not to exceed 6%. The note was secured by a mortgage on the land and buildings at Freehold Raceway. This note was paid in connection with the sale of the Freehold assets (See Notes 3 and 6)

     (D) On February 2, 1995, the seller of Freehold Raceway advanced to Freehold Raceway $2,584,549 towards the retirement of $5.2 million of existing debt on Freehold Raceway. The seller received from Freehold Raceway in fiscal 1995, a promissory note evidencing the indebtedness secured by mortgage on the racetrack property and other collateral. This note was paid in connection with the sale of the Freehold assets (See Note 3)

     (E) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased the undepreciated balance of equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which will be paid by the lessee when title is transferred to Pennwood, which event has not occurred as of March 1, 2000) financed by a five (5) year promissory note at a 6% interest rate. The Company paid $100,000 on June 1, 1999, $99,200 on December 28, 1999 and is scheduled to make principal payments of $80,000 plus interest on December 28th for the next three years. (See Note 6)

     (F) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, a note associated with certain equipment at the Garden State Park facility will be paid by Greenwood as part of the lease agreement.

(12) INCOME TAX EXPENSE

     In the event the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from a quasi-reorganization of the Company's assets effective June 30, 1993, including those assets associated with the possible sale of the Garden State Property, will be excluded from the results of operations and credited to paid in capital.

     The Company's income tax expense for the years ending June 30, 1998 and 1997 relates to New Jersey income taxes for its Freehold Raceway operations and for the fiscal year ended June 30, 1999 relates to New Jersey income taxes for its Freehold Raceway operations and for the sale of the property.

     At June 30, 1993, the Company effected a quasi-reorganization in conformity with generally accepted accounting principles. The effect of the quasi-reorganization was to decrease asset values for financial reporting, but not for Federal income tax purposes. Accordingly, depreciation expense for Federal income tax purposes continues to be based on amounts that do not reflect the accounting quasi- reorganization.

     The Company has net operating loss carryforwards aggregating approximately $210,210,000 at June 30, 1999 expiring in the years June 30, 2002 through June 30, 2018. During the fiscal year ended June 30, 1999, the Company utilized approximately $2,022,000 of the net operating loss carryforward to offset the taxable income for June 30, 1999. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $88,000,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

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

The Company has the following carryforwards to offset future taxable income at June 30, 1999:


     Net Operating Loss          Year End
       Carryforwards         Expiration Dates
       -------------         ----------------

        $45,750,000             6/30/2002

         26,400,000             6/30/2003

         19,900,000             6/30/2004

         15,600,000             6/30/2005

         11,800,000             6/30/2006

         90,760,000             6/30/2007
        ___________          through 6/30/2013

        $210,210,000
        ============


(13) COMMITMENTS AND CONTINGENCIES

     A state has asserted a tax claim for the period June 30, 1988 to June 30, 1991 (during which the Company maintained an accounting office in the state) for a Foreign Corporate Franchise Tax in the approximate amount of $400,000 (which amount was accrued in Fiscal 1998), not taking into consideration any interest or penalties that may be assessed. At this time, the Company cannot predict the final amount which may be due. It is likely that litigation will have to commence in the courts to pursue a compromise of the amount due. It is unknown at this time whether the Company will be successful in abating all or part of the tax due.

     During the third quarter of Fiscal 1999, the Company and certain of its officers and directors and former officers and directors received subpoenas from the Securities and Exchange Commission (the "SEC") relating to certain transactions and reports. The Company has fully cooperated with the SEC's investigation.

     Effective December 3, 1999, the Board of Directors accepted the resignation of Christopher C. Castens, the Company's Secretary and General Counsel. During the second quarter of Fiscal 2000, the Company paid $79,846 in severance payments in association with his employment contract.

     The Company has operating lease commitments for Fiscal 2000 in the amount of $6,980 and possible construction contract commitments on the El Rancho property in the amount of approximately $217,000.

     The Company is responsible for remediation costs associated with an environmental site on the Freehold Raceway property. The Company has accrued what it believes to be the total cost of remediation. At June 30, 1999 and 1998, the Company had accrued $300,000 and $100,000, respectively, for remediation costs.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, a note associated with certain equipment at the Garden State Park facility will be paid by Greenwood as part of the lease agreement. In the event that the Company or Greenwood terminates its lease agreement prior to July 2001 when the note is fully paid, the Company will be responsible for the monthly note payments of approximately $17,000.

     The Company's debt with CSFB is due on June 30, 2000. Unless the sale of the El Rancho property and Garden State Park property is consummated prior to that date, the Company will be in default in connection with the CSFB loan agreement. Additionally, the cash proceeds from the sales must be in an amount sufficient to satisfy the loan due on the trustee note together with accrued interest. The total amount due on June 30, 2000 to satisfy the CSFB loan together with accrued interest and fees and the trustee note together with accrued interest is approximately $39,500,000. The proceeds from the sale of the El Rancho and Garden State Park properties are expected to be sufficient to meet this obligation.

LEGAL PROCEEDINGS

     On or about September 10, 1997, three actions were filed in the Delaware Court of Chancery in and for New Castle County (the "Delaware Chancery Court"), each of which named the Company as a nominal defendant and one of which was subsequently dismissed (collectively, the "Delaware Actions"). Additionally, two actions were filed in New Jersey naming the Company as a nominal defendant (collectively, the "New Jersey Actions"), one of which is a derivative action filed on or about February 24, 1998 in the United States District Court for the District of New Jersey (the "New Jersey District Court"), and the other is a purported class action filed on or about July 15, 1998 in the Superior Court of New Jersey (the "New Jersey Superior Court"). As described more fully below, pursuant to the terms of a Stipulation and Agreement of Compromise, Settlement and Release dated July 2, 1998 (the "Delaware Stipulation"), upon satisfaction of certain conditions set forth in the Delaware Stipulation, the Delaware Actions were fully and finally dismissed with prejudice, and the parties provided mutual releases of all claims related to the actions thereunder on January 28, 1999 (the "Delaware Settlement"). See "Delaware Settlement." Further, pursuant to a memorandum of understanding entered into on August 18, 1998 (the "New Jersey Memorandum"), upon satisfaction of certain conditions, the New Jersey Actions are to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the actions thereunder (the "New Jersey Settlement"). See "New Jersey Settlement."

QUIGLEY, ET AL. V. DESANTIS, ET AL.

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

     The Quigley Action was fully and finally dismissed and settled in connection with the January 28, 1999 consummation of the Delaware Settlement.

REKULAK V. DESANTIS, ET AL.

     On or about September 11, 1997, the action entitled Rekulak v. DeSantis, Abraham, Coelho, Scholl, Zappala, Corazzi and Las Vegas Entertainment Network, Inc. and International Thoroughbred Breeders, Inc., C.A. No. 15920, was brought in the Delaware Court of Chancery alleging that the defendants therein acted in contravention of ITB's by-laws, Delaware law and the director defendants' fiduciary duties (the"Rekulak Action"). The allegations made and the relief sought in the Rekulak Action are virtually identical to the allegations made and relief sought in the Quigley Action.

     The Rekulak Action was fully and finally dismissed in connection with the January 28, 1999 consummation of the Delaware Settlement.

     See "Other Litigation Relating to Delaware Action" below for additional information.


DELAWARE SETTLEMENT

     On January 28, 1999, the Company fully and finally consummated the settlement and dismissal of the following actions: Quigley et al. v. DeSantis et al., C.A. No. 15919, in the Court of Chancery of the State of Delaware; Rekulak
v. DeSantis et al., C.A. No. 15920, in the Court of Chancery of the State of Delaware; Green v. DeSantis, et al., C.A. No. 97-CV-5657, in the New Jersey District Court. These actions were settled in connection and accordance with the Stipulation and Agreement of Compromise, Settlement and Release entered into on July 2, 1998 to resolve the above action entitled Quigley et al. v. DeSantis et al. (the "Delaware Settlement").

     Pursuant to the terms of the Delaware Settlement, the Company purchased from NPD, Inc. ("NPD") approximately 2.9 million shares of ITB common stock (the "NPD Shares") for $4.6 million cash and the assumption by ITB of a $5.8 million promissory note originally issued by NPD to acquire the NPD Shares, held by Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Bankruptcy Trustee"). In addition, pursuant to the terms of the Delaware Settlement and with the approval of the United States Bankruptcy Court for the District of New Mexico in an action in which AutoLend Group, Inc. is the debtor, NPD returned to AutoLend Group, Inc. the $2 million originally pledged by AutoLend Group, Inc. to secure the aforementioned $5.8 million promissory note (the "NPD Note"). ITB understands that former ITB director Nunzio P. DeSantis is Chairman, President and a principal stockholder of AutoLend Group, Inc., and former ITB director Anthony Coelho is a director of AutoLend Group, Inc.

     The approval of certain transactions between ITB and the Bankruptcy Trustee by the United States Bankruptcy Court for the District of New Jersey in the action entitled In re Robert E. Brennan, C.A. No. 95-35502, was a condition precedent to the consummation of the Delaware Settlement. This approval was duly received and the Company consummated a separate settlement with the Bankruptcy Trustee necessary to consummate the Delaware Settlement (the "Trustee Settlement"). Pursuant to the Trustee Settlement, the Bankruptcy Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032 (see Note7-B); (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (I) January 15, 2001, or (ii) the closing of either the sale of the Company's non-operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); copyright a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement; (e) subordinate interests in both the El Rancho Property and the Garden State Property; and (Freehold Raceway) an escrow of the July 15, 1999 interest payment due on the ITB Note. As a result of the Trustee Settlement, the Company secured (a) the power to consummate the Delaware Settlement, (b) releases from the Bankruptcy Trustee in favor of all parties to the Delaware Settlement, including the Company, and copyright the right to defer certain interest payments due under the ITB Note until the maturity of such note.

     Upon consummation of the Delaware Settlement, Nunzio P. DeSantis, Anthony Coelho, and Joseph Zappala immediately resigned from the Company's board of directors and terminated any and all employment agreements or consulting arrangements with the Company. Francis W. Murray and Robert J. Quigley remained directors, and during the quarter ended March 31, 1999, John U. Mariucci and James J. Murray were elected by the remaining directors to serve on the board of directors until the next annual stockholders' meeting.

     Also pursuant to the Delaware Settlement, Las Vegas Entertainment Network, Inc. ("LVEN") was granted the exclusive right to sell the El Rancho Property until November 20, 1998 and the co-extensive right, along with the Company, to sell the El Rancho Property until April 19, 1999. Beginning January 19, 1999, and ending upon the earlier of a sale of the El Rancho Property or April 19, 1999, LVEN was required to pay one-half of the carrying costs associated with maintaining the El Rancho Property. LVEN also obtained the right, exercisable from March 20, 1999 until April 19, 1999, to refinance the El Rancho Property and thereby obtain the extended right to sell the El Rancho Property until the earlier of (a) one year from April 19, 1999 or (b) the midpoint of the term of the refinancing loan (the "Refinancing Option"). Neither LVEN, nor the Company have sold the El Rancho Property, and LVEN did not exercise the Refinancing Option. If the Company sells or refinances the El Rancho property after April 19, 1999 for an amount in excess of $44,200,000, plus one half of the carrying costs from January 20, 1999 to April 19, 1999, plus the customary transaction costs incurred by the Company in such sale (the "Threshold Amount"), then LVEN shall receive from such cash proceeds in excess of the Threshold Amount up to the amount of $12,000,000 of cash sale proceeds over and above the Threshold Amount, out of which LVEN will direct that the first $2,000,000 be paid over to NPD. NPD is owned by Nunzio DeSantis, the Company's former Director and CEO and Tony Coelho, the Company's former Director and Chairman of the Board. There can be no assurances that the Company or LVEN will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement.

     In exchange for the foregoing, LVEN (a) executed and delivered releases to all parties to the Delaware Settlement, including the Company and Credit Suisse,
(b) returned to ITB for immediate cancellation the 2,093,868 shares of ITB common stock (the "LVEN Shares") previously issued to Casino-Co Corporation, a subsidiary of LVEN, in exchange for the cancellation of a certain $10.5 million note plus accrued interest from ITB to LVEN, which note remains canceled, (c) released any and all LVEN or

Casino-Co Corporation interests in the NPD Shares, and (d) cancelled any and all agreements of any kind or nature whatsoever between LVEN and its affiliates and ITB or any of its subsidiaries.

     The foregoing summary of the terms and transactions relating to the Delaware Settlement and the Trustee Settlement is qualified by reference to the actual documents filed with the respective courts in the actions discussed above.


HARRIS V. DESANTIS, ET AL.

     The first New Jersey Action, filed on February 24, 1998 in the New Jersey District Court, captioned Myron Harris, derivatively on behalf of International Thoroughbred Breeders, Inc. v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray ("Harris-Federal"), C.A. No. 98-CV-517(JBS), is a derivative suit brought by a stockholder of the Company. The Harris-Federal complaint alleges that various individual defendants acted in contravention of ITB's by-laws and their fiduciary duties by (i) causing the Company to undertake various actions, including the issuance of a significant amount of the Company's common stock, in violation of the Supermajority By-law;
(ii) usurping certain corporate  opportunities  allegedly  belonging to ITB; and
(iii) causing the Company to fail to file current, audited financial statements.

     On May 4, 1998, all defendants filed a motion to dismiss or stay the Harris-Federal action, pending resolution of the Quigley action. On May 4, 1998, the plaintiff filed an amended complaint to, among other things, add Howard J. Kaufman, a stockholder of the Company, as an additional plaintiff.

     As described more fully below, pursuant to the New Jersey Memorandum and the satisfaction of certain conditions set forth therein, the Harris-Federal action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the action. See "New Jersey Settlement."

HARRIS V. DESANTIS, ET AL.

     A second New Jersey Action, filed on July 15, 1998 in the New Jersey Superior Court, captioned Myron Harris and Howard Kaufman v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley and Charles R. Dees, Jr. ("Harris-State" and, collectively with the Harris-Federal action, the "New Jersey Actions"), Cam-L-5534-98, is a purported class action suit brought by the same plaintiffs as the Harris-Federal action. The complaint alleges that the Harris-State defendants breached their fiduciary duties to the Company's stockholders by failing to file timely audited financial statements for the fiscal year ended June 30, 1997, resulting in the indefinite suspension of trading of the Company's stock on AMEX.

     Prior to filing pleadings in response to the Harris-State complaint, ITB and the defendants in the New Jersey Actions entered into a memorandum of understanding dated August 18, 1998 (the "New Jersey Memorandum") pursuant to which upon satisfaction of multiple conditions (including the parties' approval of definitive settlement documents, notice of the settlement to ITB's past and current stockholders, and the approval of the New Jersey Superior Court and the New Jersey District Court), the New Jersey Actions are to be fully and finally dismissed with prejudice, and ITB and all defendants are to receive a release from all holders of ITB common and preferred stock of any claims arising out of the facts and transactions set forth in the complaints in the New Jersey Actions (the "Proposed New Jersey Settlement"). The New Jersey Memorandum provides that the Proposed New Jersey Settlement would be submitted for approval to the New Jersey Superior Court, that a fee petition would be submitted by plaintiffs' attorneys in the New Jersey Actions for approval by the New Jersey District Court, and that the Harris-Federal action would be dismissed on the grounds that the plaintiffs' claims are barred and released as a result of the settlement and dismissal of the Quigley Action by the Delaware Court of Chancery on October 6, 1998.

NEW JERSEY SETTLEMENT

     The New Jersey Actions are currently at a standstill as the parties have entered into the New Jersey Memorandum. Subject to the approval of the New Jersey District Court, the Company will pay, on behalf and for the benefit of the individual defendants in the New Jersey Actions, the aggregate sum of $175,000 for plaintiffs' counsel fees and expenses in the New Jersey Actions. Any incentive award to plaintiffs Harris and Kaufman would be paid out of this $175,000 sum. Pursuant to the Proposed New Jersey Settlement, following the implementation of the Delaware Settlement, the Board will restructure its Audit Committee of the Company so as to facilitate the procurement and timely filing of audited financial statements in the future. Further, the ITB Board will establish a Relisting Committee for the purpose of attempting to secure the relisting of the Company's common stock on a public market.

     Pursuant to the Proposed New Jersey Settlement, the plaintiffs agreed not to file objections to the Delaware Settlement. In addition, pursuant to the Proposed New Jersey Settlement, upon consummation of the Delaware Settlement the plaintiffs will move for a dismissal, with prejudice, of the Harris-Federal action, and will provide releases to the defendants and the Company and all others acting on the Company's behalf for any claims that were asserted or could have been asserted in the Harris-Federal action. For settlement purposes only, a class will be certified for Harris-State action consisting of all holders of the Company's stock between October 13, 1997 (the date AMEX suspended trading of the Company's stock) and the date the final order is entered to dismiss the Harris-State action.

     On June 17, 1999, the New Jersey Superior Court acted unilaterally to dismiss the complaint in the Harris-State action filed under docket number Cam-L-5534-98. On July 30, 1999, the plaintiffs in the Harris-State action filed in the New Jersey Superior Court a second complaint, identical to the original action and naming as defendants the same parties as the original complaint in the Harris-State action, under docket number Cam-L-5620-99 (the "Second Harris-State Complaint"). Subsequent to the filing of the Second Harris-State Complaint, the terms of the Proposed New Jersey Settlement were amended to expressly include the claims asserted by plaintiffs in the Second Harris-State Complaint. Beginning in October 1999, plaintiffs in the Harris-State Action began serving process of the Second Harris-State Complaint on certain of the defendants.

     The parties in the New Jersey Actions have resolved nearly all issues necessary to execute the definitive settlement stipulation required to solicit the requisite approval of the Proposed New Jersey Settlement by the New Jersey Superior Court and the requisite approval by the New Jersey District Court of the fee petition by plaintiffs' attorneys. Because of ITB's distressed financial condition, the Company cannot agree to pay any amount approved by the New Jersey District Court pursuant to the contemplated fee petition unless and until the carrier of the Company's directors and officers liability insurance policy (the "D&O Carrier") agrees to cover entirely the fee award and settlement implementation costs. The Company is continuing to negotiate such issues with the D&O Carrier.

     On December 3, 1999, plaintiffs in the Harris-Federal action filed with the New Jersey District Court a motion for an order enforcing the Proposed New Jersey Settlement. On December 3, 1999, the New Jersey District Court entered an order dismissing the Harris-Federal action without costs and without prejudice to the plaintiffs' right to reopen the action within 60 days if the Proposed New Jersey Settlement is not consummated. In light of the entry of this order, on December 7, 1999, the New Jersey District Court dismissed as moot plaintiffs' motion for an order enforcing the Proposed New Jersey Settlement. On January 6, 2000, plaintiffs in the Harris-Federal action moved to vacate the New Jersey District Court's dismissal order and to pursue the original motion to enforce the Proposed New Jersey Settlement.

     In January 2000, the plaintiffs in the Harris-State action filed Requests to Enter Default against those defendants who had not answered or otherwise responded to the Second Harris-State Complaint. Counsel for the defendants in the Harris-State action are currently engaged in negotiations with counsel for the plaintiffs in an effort to reach an agreement that plaintiffs will take no further action in prosecution of the Harris-State action while the parties are finalizing the Proposed New Jersey Settlement.

     ITB is hopeful that the Company and the D&O Carrier will reach an agreement in the near future to allow the parties to the New Jersey Actions to proceed with the Proposed New Jersey Settlement. There is no assurance that any such agreement will be reached or that the Proposed New Jersey Settlement will be approved by the New Jersey Superior Court and the contemplated fee petition will be approved by the New Jersey District Court. No prediction can be made at this time as to the outcome of the New Jersey Actions.

(See Note 4 - Litigation Settlement)

OTHER LITIGATION RELATING TO DELAWARE ACTION

     In November 1997, two separate actions were filed in the New Jersey District Court against various directors of the Company and other affiliated parties. The Company is not a party to either of these actions, both of which are summarized below:

NPD, INC. V. QUIGLEY, ET AL.

     On or about November 17, 1997, an action entitled NPD, Inc. v. Quigley, Francis W. Murray, Leo, Dees Jr., Mariucci, Koenemund and James J. Murray, C.A. No. 97-CV-5657, was filed in the United States District Court for the District of New Jersey, alleging that the defendants therein had engaged in fraudulent and conspiratorial conduct in connection with a certain Stock Purchase Agreement between Robert E. Brennan and NPD, Inc. ("the "NPD Action"). The NPD Action sought compensatory and punitive damages. The Company was not a party to the NPD Action.

     The NPD Action was fully and finally dismissed and settled in connection with the January 28, 1999 consummation of the Delaware Settlement.

GREEN V. DESANTIS, ET AL.

     On or about October 30, 1997, the action entitled Green v. DeSantis, Corazzi, Coelho, Las Vegas Entertainment Network, Inc. and NPD, Inc., C.A. No. 97-5359 (JHR), was filed in the United States District Court for the District of New Jersey (the "Green Action"). The Green Action alleged that the defendants therein acted in contravention of ITB's by-laws, their fiduciary duties and the contractual obligations in connection with Robert W. Green's interests pertaining to ITB. Plaintiff Green sought compensatory and punitive damages in connection with the defendants' actions, an order enjoining defendants from transferring, encumbering or alienating certain of the Company's common stock which was subject to an option agreement between Green and NPD, Inc., an order declaring certain shares of common stock of the Company to be a nullity, and reformation of the aforementioned option agreement to extend the termination date. The action raised claims substantially similar to those made in the Quigley Action. The Company was not a party to the Green Action.

     The Green Action was fully and finally dismissed and settled in connection with the January 28, 1999 consummation of the Delaware Settlement.

OTHER LITIGATION

     The Company is a defendant in two wrongful death actions arising out of motor vehicle/pedestrian accidents at Freehold Raceway. The cases are in the initial stages of discovery. The Company believes that it may have adequate insurance coverage for the claims, however, because of the uncertainties, the Company is unable to determine at this time the potential liability, if any. Any claim for punitive damages would not be covered by insurance.

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

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 1999, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. Estimated discounted value of future cash flows, has been used to determine fair value for long term debt. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates.

(15) RETIREMENT PLANS

     The Company maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering all its non-union full time employees who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $10,000 factored for inflation annually). The Company's expense totaled $137,091, $216,848 and $238,201 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     For collectively bargained, multi-employer pension plans, contributions are made in accordance with negotiated labor contracts and generally are based on the number of hours worked. With the passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the "Act"), the Company may, under certain circumstances, become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, these liabilities are contingent upon the termination, withdrawal, or partial withdrawal from the plans. Total contributions charged to expense under all collectively bargained multi-employer pension plans were $442,110, $1,089,070, and $1,106,906 in fiscals 1999, 1998 and 1997, respectively.

(16) STOCK OPTIONS AND WARRANTS

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

     The following table contains information on stock options for options granted from the Plan and options granted outside the Plan for the three year period ended June 30, 1999:

                                         Stock Options
                                         -------------

                                             Exercise       Weighted
                                Number      Price Range     Average
                               of Shares     Per Share       Price
                               ---------     ---------       -----
Outstanding at June 30, 1996   1,275,000   $4.00 - $5.875    $ 4.59

Granted                          875,000   $4.00 - $5.00     $ 4.51

Canceled                        (550,000)  $4.00 - $5.875    $ 4.43
                               ---------
Outstanding at June 30, 1997   1,600,000   $4.00 - $5.875    $ 4.59

Granted                          300,000   $4.00             $ 4.00
                               ---------
Outstanding at June 30, 1998   1,900,000   $4.00 - $5.875    $ 4.50

Canceled                        (350,000)  $4.00 - $5.00     $ 4.14
                               ---------
Outstanding at June 30, 1999   1,550,000   $4.00 - $5.875    $ 4.58
                               =========





                                            Exercise        Weighted
                                          Price Range       Average
                          Option shares    Per Share         Price
                          -------------    ---------         -----
Exercisable at June 30:

1997                        1,600,000    $4.00 - $5.875      $4.59
                            ---------    --------------      -----
1998                        1,900,000    $4.00 - $5.875      $4.50
                            ---------    --------------      -----
1999                        1,550,000    $4.00 - $5.875      $4.58
                            ---------    --------------      -----
Options available for
future grant under
the Plan at June 30:                       1994 Plan
                                           ---------
1997                                        275,000

1998                                        275,000

1999                                        275,000

     The following table summarizes information about stock options outstanding at June 30, 1999:

                                                Ranges                 Total
                                      ---------------------------  -------------
Range of exercise prices              $4.00 - 4.625 $5.00 - 5.875  $4.00 - 5.875

Outstanding options:

   Number outstanding at June 30, 1999      975,000       575,000      1,550,000
                                      ---------------------------  -------------
   Weighted average remaining
    contractual life (years)                   6.80          4.40           5.90
                                      ---------------------------  -------------
   Weighted average exercise price            $4.14         $5.30          $4.58
                                      ---------------------------  -------------

Exercisable options:

   Number outstanding at June 30, 1999      975,000       575,000      1,550,000
                                      ---------------------------  -------------
   Weighted average exercise price            $4.14         $5.30          $4.58
                                      ---------------------------  -------------


                                                    Weighted        Weighted
Weighted Average Fair Value of         Number of     Average         Average
Options Granted                          Shares   Exercise Price  Fair Value
---------------                        ---------  --------------  ----------
During Fiscal Year Ended:
-------------------------
June 30, 1997:

    Below Market                           --         --             --

    At Market                              --         --             --

    Above Market                        875,000      $4.51          $1.78
                                        -------
                                        875,000
                                        -------

June 30, 1998:
                                       -------------------------  ----------
    Below Market                        300,000      $4.00          $2.62

    At Market                              --         --             --

    Above Market                           --         --             --
                                        -------
                                        300,000
                                        -------

     Options to purchase an aggregate of 6,000,000 shares of Common Stock that were to have been granted, subject to stockholder approval, to the Company's former Chief Executive Officer and former Chairman of the Board and are not reflected in the above tables. On August 21, 1997, the Company granted non-qualified stock options to purchase an aggregate of 300,000 shares of Common Stock to certain former directors. Upon consummation of the Delaware Settlement, options to purchase an aggregate of 6,300,000 shares of Common Stock were terminated. (See Note 4)

     During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with non-employees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employers" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock- based employee compensation arrangements. Accordingly, no compensation cost has been recognized. The Company estimates the fair value of each option and warrant granted on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.3%, a weighted average expected life of 5 years based on Company expectations, and a weighted average expected volatility of 56.29%.

     Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                             Years Ended June 30,
                                                   1999              1998            1997
Net (Loss): As Reported
(Loss) Before Discontinued Operations &
Extraordinary Item                          $  (16,034,769)   $  (25,468,850) $   (15,144,053)

Income from Discontinued Operations              8,144,072         7,207,633        1,594,096

Extraordinary Item                                                        -0-      (3,837,625)
                                         ------------------------------------------------------
Net (Loss)                                  $   (7,890,697)   $  (18,261,217) $   (17,387,582)
                                         ------------------------------------------------------

Pro Forma Net (Loss)
(Loss) Before Discontinued Operations &
Extraordinary Item                          $  (16,034,769)   $  (25,468,850) $   (16,090,903)

Income from Discontinued Operations              8,144,072         7,207,633        1,594,096

Extraordinary Item                                                        -0-      (3,837,625)
                                         ------------------------------------------------------
Net (Loss)                                  $   (7,890,697)   $  (18,261,217) $   (18,334,432)
                                         ------------------------------------------------------
Net (Loss) Per Share: As Reported
(Loss) Before Discontinued Operations &
Extraordinary Item                          $        (1.38)   $        (1.82) $         (1.29)

Income from Discontinued Operations                   0.71              0.51             0.14

Extraordinary Item                                      -0-               -0-           (0.33)
                                         ------------------------------------------------------
Net (Loss)                                  $        (0.67)   $        (1.31) $         (1.48)
                                         ------------------------------------------------------


                                                            Years Ended June 30,
                                                            --------------------
                                                 1999               1998             1997
                                                 ----               ----             ----
Pro Forma Net (Loss) Per Share
(Loss) Before Discontinued Operations &
Extraordinary Item                          $        (1.38)   $        (1.82) $          (1.38)

Income From Discontinued Operations                   0.71              0.51              0.14

Extraordinary Item                                     -0-               -0-            (0.33)
                                         -----------------------------------------------------
Net (Loss)                                  $        (0.67)   $        (1.31) $         (1.57)
                                         -----------------------------------------------------


 (B) WARRANTS

     During the fiscal year ended June 30, 1996, the Company issued warrants to purchase 925,000 shares of Common Stock in connection with its financing activities and the purchase of the El Rancho Property. During the fiscal year ended June 30, 1997, the Company issued warrants to purchase 746,847 shares of Common Stock in connection with its financing activities, including the Credit Suisse Credit Facility. During the fiscal year ended June 30, 1999, the Company issued warrants to purchase 932,153 shares of Common Stock in connection with its financing activities, including the Credit Suisse Credit Facility.

     The fair value of warrants issued during the years ended June 30, 1999, 1998 and 1997 was $1,269,179, $0 and $1,893,451, respectively. The 1999 warrants were accounted for as financing expenses. The 1997 warrants were accounted for as deferred financing costs and costs associated with the acquisition of the El Rancho Property. The deferred financing costs were amortized over the terms of the related indebtedness. The fair value of the warrants issued in connection with the acquisition of the El Rancho Property was capitalized and would be amortized if and when the facility became operational; however, the Company has determined to dispose of the El Rancho Property.

     Certain deferred financing costs recorded by the Company in connection with the Foothill and other financing agreements were expensed during the fiscal year ended June 30, 1997. Total expense recorded by the Company during the fiscal year ended June 30, 1997 associated with these warrants amounted to $1,287,258.

     Warrants have been granted to acquire Common Stock at various prices above, below and at fair market value at the date of grant. The following table contains information on warrants for the three-year period ended June 30, 1999:

                                                    Warrants
                                                    --------
                                              Exercise       Weighted
                                  Number     Price Range     Average
                                Of Shares     Per Share       Price
                               --------------------------------------

Outstanding at  June 30, 1996     925,000    $4.00 - $5.25    $4.76

Granted                           746,847    $4.375- $5.00    $4.54
                               ----------
Outstanding at June 30,
1997 and 1998                   1,671,847    $4.00 - $5.25    $4.66

Granted During Fiscal 1999        497,153    $4.375           $4.375

Granted  During Fiscal 1999       435,000    $2.50            $2.50
                               ----------
Outstanding at  June 30, 1999   2,604,000    $2.50 - $5.25    $4.25
                               ==========

(17) DIVIDENDS

     The Company is required to pay to the holders of the Company's Series A Convertible Preferred Stock ("Preferred Stock") a cash dividend from any net racetrack earnings, as defined, of Garden State Park. No dividends were required for fiscals 1999, 1998 and 1997. The Preferred Stock has liquidation rights of $100 per share plus accrued dividends, if any.

(18)  RELATED PARTY TRANSACTIONS

     Mr. DeSantis, former director and Chief Executive Officer of the Company, and Mr. Joseph Corazzi, President and Chairman of LVEN, each own one-half of the stock of D&C Gaming, Inc.. On July 1, 1997, the Company paid for an option to acquire certain leasehold interests relating to two New Mexico racetracks for a non-refundable deposit of $600,000 which was to be credited towards the purchase price. In the Delaware litigation, the minority Board members challenged the authorization and enforceability of certain agreements, including this option agreement. In connection with the Delaware Settlement, the $600,000 due to the Company was offset by the price the Company paid to purchase the 2,904,016 shares of the Company's Common Stock held by NPD. (See Notes 4 & 13).

     In connection with the NPD acquisition, NPD borrowed the sum of $2,900,000 from Casino-Co, from whom the Company purchased the El Rancho Property and with whom the Company has various contractual obligations with respect to the purchase of the El Rancho Property including, but not limited to, a profit participation note and an entertainment management contract. Upon consummation of the Delaware Settlement, the profit participation note and the entertainment management contract were terminated. The Casino-Co loan, together with accrued interest, was repaid in July 1997. Mr. DeSantis holds options to acquire 1,500,000 shares of LVEN's common stock at an exercise price of $1.00 per share. Mr. DeSantis was also paid a commitment fee by LVEN of $110,000 in connection with a standby financing commitment he made to LVEN on October 31, 1996 as replacement financing for the El Rancho

Property. This standby financing commitment was never drawn upon and was terminated in January 1997. Mr. DeSantis is a 25% owner in Electric Media Company, Inc., ("EMC"), a Delaware corporation and subsidiary of LVEN, for which investment Mr. DeSantis paid $375,000.

     Mr. DeSantis owned 80% of Nordic Gaming Corporation, an Ontario corporation which purchased the Fort Erie Racetrack in Fort Erie, Canada on August 27, 1997. The Company was offered, but the Executive Committee rejected, the opportunity to make this investment because of the demands on cash flow. Nordic Gaming borrowed $182,000 from LVEN for a deposit on the purchase which was repaid to LVEN at the closing. LVEN has also provided Nordic Gaming with a $1.3 million secured line of credit to fund operating losses at the Fort Erie Racetrack. On May 15, 1998, Mr. DeSantis sold his Nordic Gaming shares to Erie Gaming Organization, Inc., an Ontario corporation which holds the other 20% interest in Nordic Gaming. In consideration for his shares, Mr. DeSantis received $10.00 and each of Nordic Gaming, Mr. DeSantis and Erie Gaming exchanged mutual general releases. In the Delaware litigation, the minority Board members challenged the decision of the Executive Committee to reject the opportunity to purchase the Fort Erie Racetrack. In connection with the Delaware Settlement, the litigation was dropped.

     Pursuant to the Tri-Party Agreement executed in connection with the Credit Suisse Credit Facility, the Company issued an aggregate of 2,326,520 shares of Common Stock (based on a value of $5.00 per share) in exchange for cancellation of the Casino-Co Note plus accrued interest. Of such shares, 2,093,868 shares were issued to Casino-Co (the "Conversion Shares") and 232,652 shares were issued to Credit Suisse in consideration for its consent and for certain advisory services on the transaction. In accordance with the Tri-Party Agreement, the Company had also agreed, subject to, among other things, an independent valuation, receipt of a fairness opinion from an independent investment banking firm and Board and stockholder approval, to complete the Casino-Co transaction. LVEN and Casino-Co granted Mr. DeSantis a proxy to vote any or all of the Conversion Shares until the occurrence of certain events and agreed to grant Mr. DeSantis a proxy to vote any or all of the shares to be issued to LVEN in the Casino-Co transaction. In the Delaware litigation, the minority Board members challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement. Upon consummation of the Delaware Settlement, the Tri-Party Agreement was terminated and the Conversion Shares were retired.

     In connection with the Credit Suisse Credit Facility, the Company and LVEN entered into the Bi- Lateral Agreement which set the amount the Company could recoup prior to Casino-Co receiving consideration under the $160 million profit participation note at $35 million. In addition, the Bi-Lateral Agreement fixed the maximum debt service to be netted against cash flow from operations of the El Rancho Property in computing "adjusted cash flow" under the $160 million profit participation note at $65 million. In the Delaware litigation, the minority Board members challenged the authorization and enforceability of certain agreements, including the Bi-Lateral Agreement. The Bi-Lateral Agreement and the $160 million profit participation note were terminated upon consummation of the Delaware Settlement.

     Pursuant to the Delaware Settlement, Las Vegas Entertainment Network, Inc. ("LVEN") was granted the exclusive right to sell the El Rancho Property until November 20, 1998 and the co-extensive right, along with the Company, to sell the El Rancho Property until April 19, 1999. Beginning January 19, 1999, and ending April 19, 1999, LVEN was required to pay one-half of the carrying costs associated with maintaining the El Rancho Property. LVEN also obtained the right, exercisable from March 20,

1999 until April 19, 1999, to refinance the El Rancho Property and thereby obtain the extended right to sell the El Rancho Property until the earlier of
(a) one year from April 19, 1999 or (b) the midpoint of the term of the refinancing loan (the "Refinancing Option"). If the Company sells or refinances the El Rancho property after April 19, 1999 for an amount in excess of $44,200,000, plus one half of the carrying costs from January 20, 1999 to April 19, 1999, plus the customary transaction costs incurred by the Company in such sale (the "Threshold Amount"), then LVEN shall receive from such cash proceeds in excess of the Threshold Amount up to the amount of $12,000,000 of cash sale proceeds over and above the Threshold Amount, out of which LVEN will direct that the first $2,000,000 be paid over to NPD. NPD is owned by Nunzio DeSantis, the Company's former Director and CEO and Tony Coelho, the Company's former Director and Chairman of the Board. As of January 25, 2000 LVEN did not sell the El Rancho Property and did not exercise the Refinancing Option. On January 25, 2000, the Company signed a binding term sheet for the sale of the El Rancho Property and on March 1, 2000 a formal contract was signed on the same terms as outlined on the binding term sheet with certain mutually acceptable changes made during the course of negotiations of the definitive agreements. There can be no assurances that the Company will be able to dispose of the El Rancho Property as contemplated by the Delaware Settlement.

     Effective January 15, 1997, the Company entered into an employment agreement with Nunzio P. DeSantis, the Company's Chief Executive Officer, for a ten-year term at an initial annual base salary of $450,000 per year plus $5,000 in non-accountable expenses and $1,500 auto allowance, respectively, each month in addition to a grant, subject to shareholder approval, of 5,000,000 options to purchase up to 5,000,000 shares of the Company's Common Stock at an exercise price of $4.00 per share and the use of a private charter jet for travel on Company business. In the Delaware litigation, which was dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members challenged the authorization and enforceability of certain agreements, including Mr. DeSantis' employment agreement. Upon consummation of the Delaware Settlement, Mr. DeSantis' employment agreement was terminated and options granted to him in the employment agreement were canceled.

     During fiscals 1998 and 1997, the Company paid $12,200 and $217,000 respectively, on behalf of Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, which operates private jets, including one which was partially financed by Messrs. DeSantis and Corrazzi. Messrs. DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $177,000 and $160,000 during fiscals 1998 and 1997, respectively, and which LVEN had agreed to reimburse the Company. The $337,000 owed to the Company was offset by certain conditions agreed upon in the consummation of the Delaware Settlement. (See Note
4)

     During fiscal 1999, the Company paid $70,000 in consulting fees, $25,000 for director fees, $3,500 for an auto allowance and $10,607 in expense reimbursements to Anthony Coelho, the Company's former Chairman, pursuant to an agreement effective January 15, 1997. During fiscal 1998, the Company paid $120,000 in consulting fees, $22,500 for director fees, $6,000 for an auto allowance and $44,500 in expense reimbursements to Mr. Coelho. During fiscal 1997, the Company paid $55,000 in consulting fees, $18,000 for director fees and $2,750 for an auto allowance to Mr. Coelho. Mr. Coelho's consulting agreement was month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each board meeting he attended and a $500 monthly automobile allowance.

In the Delaware litigation, which was dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. Upon consummation of the Delaware Settlement, Mr. Coelho's consulting agreement was terminated and options granted to him in the consulting agreement were canceled.

     Kenneth Scholl, a director of the Company until July 23, 1998, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN paid Stanford Company $10,000 per month for consulting services, including Mr. Scholl's services as project manager for the El Rancho Property. LVEN was reimbursed by the Company for the payments to Stanford Company. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. During Fiscal 1999, the Company paid Mr. Scholl $120,000 for these services. Additionally, Mr. Scholl was paid director fees of $10,000 for each of fiscal 1998 and 1997. Mr. Scholl was elected president and director of Casino-Co in March 1996, he resigned as a board member on March 14, 1997 and resigned as president on May 19, 1997. Mr. Scholl also held the position of Secretary and resigned the position on March 1, 1998.

     During fiscal 1999, the Company paid approximately $70,000 in consulting fees and $21,777 of reimbursed expenses to Joseph Zappala, a former director of the Company. During fiscal 1998, the Company paid approximately $110,000 in consulting fees and $38,000 of reimbursed expenses to Mr. Zappala. During fiscal 1997, the Company paid approximately $15,000 in consulting fees, and $4,757 of reimbursed expenses to Mr. Zappala. Upon consummation of the Delaware Settlement, Mr. Zappala's consulting arrangement was terminated. Mr. Zappala also provided consulting services to EMC during fiscal 1997 pursuant to which he was paid $100,000.

     During fiscals 1999 and 1998, the Company made payments for legal fees in the amount of $696,500 and $759,755, respectively, on behalf of the following current and former directors: Robert J. Quigley, Frank A. Leo, Francis W. Murray, Charles R. Dees, Jr., John Mariucci, and James J. Murray. These amounts were for legal fees in connection with the various lawsuits brought against the Company. (See Notes 4 & 13)

     During fiscals 1999 and 1998, the Company made payments for legal fees in the amount of $50,000 and $45,586 on behalf of Robert Green. Those amounts were for legal fees in connection with the Green v. DeSantis, et al. suite. (See Note 4 & 13).

     During fiscals 1999, 1998 and 1997, the Company paid $90,510 , $141,350 and $128,000 respectively, to Public Strategies, L.L.C., a company owned by Roger A. Bodman, a former director of the Company, in consideration for ongoing consulting services pursuant to an agreement which expired in December 1997.
Public Strategies provided consulting services to the Company on a month-to-month basis from January 1, 1998 to January 31, 1999.

     During fiscal 1998, the Company made payment for legal fees in the amount of $148,342 on behalf of The Family Investment Trust, a trust for the benefit of Mr. Brennan's children and of which Mr. Brennan's brother is the trustee, in connection with the then Delaware litigation.

     During fiscal 1997, the Company paid approximately $75,300 for the legal services of Sterns and Weinroth, a law firm partially owned by Joel H. Sterns, the Company's former chairman.

     During fiscal 1997, the Company paid $35,685 in consulting fees to Goldman, Beale Associates, a company partially owned by Clifford Goldman, a former director of the Company.

     During fiscal 1997, the Company paid approximately $102,000 to Robert E. Brennan (the Company's former Chairman and a significant stockholder until January 15, 1997) for reimbursement of Mr. Brennan's legal fees in connection with the investigation by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state.

     During fiscal 1997, the Company paid LVEN $150,000 under a letter agreement executed in connection with the purchase of the El Rancho Property, which provided for a $25,000 per month fee with respect to maintenance and supervision of the property prior to and during development. The Company terminated the letter agreement on December 17, 1997.

     During fiscal 1997, the Company paid approximately $118,800 to Francis W. Murray, a director of the Company, for legal fees and reimbursed expenses and for consulting fees prior to his becoming an employee. Commencing July 2, 1998 upon execution of the Delaware Stipulation, the Company began compensating Mr. Murray as an employee at a rate of $120,000 per year.

     The Company subleased a portion of its office space in Albuquerque, New Mexico to AutoLend Group, Inc. for $600 per month, which sublease was terminable on 30 days' notice. Mr. DeSantis is the Chairman, Chief Executive Officer and a principal stockholder of AutoLend and Mr. Coelho was a director. Under the terms of the Delaware Settlement, AutoLend assumed the Company's lease for the Albuquerque office space. Upon such assumption of the lease, AutoLend retained the leasehold improvements and furniture purchased by the Company in the amount of $ 211,423 in exchange for assuming the lease and as an offset of the price the Company paid NPD to purchase the 2,904,016 shares of the Company's Common Stock held by NPD (of which Mr. DeSantis and Mr. Coelho were owners). In addition, the computer equipment in the amount of $12,040 purchased by the Company for the Albuquerque office was sold to AutoLend for $5,000.

     The Company also reimbursed AutoLend for $150,000 it paid to Communications Associates for investment advisory services in connection with locating a potential financing source for the Company. Communications Associates is a consulting firm owned by Mr. Corazzi, the Chairman of LVEN. LVEN also subleased an office from the Company in Albuquerque. In exchange for its first year's rent, LVEN provided certain furniture for the executive and reception areas of the Company's Albuquerque office space. Upon consummation of the Delaware Settlement, the Albuquerque lease was assumed by AutoLend.

     Mr. James J. Murray was elected by the Board of Directors to serve as a Director of the Company on February 22, 1999. Mr. Murray is the brother of Mr. Francis W. Murray who is a Director and also serves as acting Chief Executive Officer of the Company.

     For  additional   information  regarding  related  party  transactions  see
Footnote 4 in the Consolidated Financial Statements.

(19)  LOSS FROM RETIREMENT OF DEBT

     During the fourth quarter of fiscal 1997, the Company recorded an extraordinary loss of $3,837,625 for the early retirement of debt. The extraordinary losses consist primarily of write-offs of deferred finance costs associated with the retired indebtedness.

(20)  SUBSEQUENT EVENTS

     (A) Effective December 3, 1999, the Board of Directors accepted the resignation of Christopher C. Castens, the Company's Secretary and General Counsel. See "Termination and Severance Agreements."

     (B) RESTRUCTURING AGREEMENT WITH CREDIT SUISSE

     On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with its primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"). Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999.

     The Restructure Agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure Agreement in the amount of $80,000. Credit Suisse has agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until the maturity date of June 30, 2000. Such amounts shall, to the extent not paid when due by the Company, became part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due. Commencing April 16, 2000 and until 30 days following the closing of the sale of the El Rancho property, interest accruing shall be paid by Turnberry/Las Vegas Boulevard LLC ("Turnberry"), the purchaser of the El Rancho property.

     In connection with the Restructure Agreement, the Chapter 11 Bankruptcy Trustee (the "Trustee") for the estate of Robert E. Brennan, to whom the Company and its subsidiaries Garden State Race Track, Inc. and Orion Casino Corporation are indebted to in the remaining principal amount of $3,363,032, as evidenced by a note dated January 28, 1999 (the "Trustee Note"), entered into an agreement with the Company wherein: (i) the amounts due under the Trustee Note are due at the earlier of (a) June 1, 2000 or (b) the date on which the latter of the Garden State Park or El Rancho property is sold, provided that the sale of the latter will satisfy the remaining balance on the CSFB Loan and the Trustee Note;
(ii) all interest due under the Trustee Note will be accrued and deferred until the maturity date of the Note; and (iii) the Company shall reimburse the Trustee for legal and accounting fees up to $20,000, which amount will be advanced by the Trustee and added to the outstanding principal balance of the Trustee Note.

     Pursuant to the Restructure Agreement, the Company paid at closing: (i) legal fees in the amount of $146,000 which were incurred by Credit Suisse in connection with the Restructure Agreement; (ii) real estate transfer taxes in the amount of $56,275 on behalf of Garden State Race Track, Inc. in connection with the transfer discussed below; and (iii) loan servicing fees in the amount of $7,174. Credit Suisse released to the Company $167,476 of funds held in various escrow accounts in connection with the CSFB Loan which will be used by the Company for working capital purposes.

     Pursuant to the Restructure Agreement, Garden State Race Track, Inc. transferred title to the Garden State Race Track to GSRT, LLC, a wholly owned subsidiary of the Company ("GSRT"), a Delaware limited liability company in which Garden State Race Track, Inc. is the sole member the result of which effects no change in real ownership. Pursuant to the limited liability company agreement of GSRT entered into in connection with the Restructure Agreement, Garden State Race Track, Inc. may cause GSRT to enter into an arm's-length sale or joint venture of the Garden State Property under certain enumerated circumstances and conditions, including that the purchase price for such sale or joint venture be at least equal to fifty-percent of the combined outstanding principal balance of the CSFB Loan and the Trustee Note, which amount must be paid to Credit Suisse, and the contract for such sale or joint venture be entered into on or prior to January 25, 2000 (the "GSRT Option").

     On January 25, 2000, the Company and Garden State Race Track, Inc., the owner of Garden State Park, entered into an agreement for the sale of all of the Garden State Park property, excluding a ten-acre parcel of land previously committed to GS Park Racing, L.P., to Turnberry/Cherry Hill, LLC. The terms of the sale meet all the conditions required by Credit Suisse to be a valid GSRT Option, according to a letter received from Credit Suisse (see Agreement of Sale of Garden State Race Track). The Restructure Agreement further provides that (i) if the proceeds from the sale of the Garden State Park property are insufficient to pay the outstanding amounts due to Credit Suisse under the CSFB Loan, or (ii) after the sale or joint venture of the Garden State property, the total amount outstanding under the CSFB Loan is equal to or greater than $5,000,000 and the Company shall not have received a binding commitment for a loan or purchase of the El Rancho Property, then, Orion Casino Corporation must convey the El Rancho property to a new Delaware limited liability company ("New LLC") having substantially same ownership structure and limited liability company agreement as GSRT. Once the El Rancho property is conveyed to New LLC in accordance with and upon the happening of the circumstances and conditions provided in the Restructure Agreement, Orion Casino Corporation, as the sole member of New LLC, will have the right to cause New LLC to sell or refinance the El Rancho property so long as the outstanding obligations due under the CSFB Loan are paid in full by such sale or refinancing and such sale or refinancing closes on or before June 30, 2000.

     (C) AGREEMENT OF SALE OF EL RANCHO

     On January 25, 2000, the Company entered into a binding term sheet for the sale of the El Rancho property in Las Vegas, Nevada with Turnberry/Las Vegas Boulevard, LLC. It is expected that a formal contract will be signed in the near future incorporating the same terms as outlined on the binding term sheet with certain mutually acceptable changes made during the course of negotiations of the definitive agreements . The purchase price is $45,000,000. The purchase price will be paid by: (i) a $100,000 deposit at the signing of the Purchase and Sale Agreement; (ii) a $400,000 additional deposit due on March 15, 2000, which amount will be non-refundable, and (iii) the balance of the purchase price due at the closing, will be payable in cash.

     The closing, originally scheduled to occur by March 31, 2000, had been extended to April 30, 2000 after the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of April 2000;
(ii) agreed to pay the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $20,000,000 at 12% for the month of April 2000; and (iii) released $1,600,000, which included the above $100,000 and $400,000 deposits, as a non-refundable deposit to the Company. The closing date may be further extended to June 1, 2000 provided the buyer: (i) agrees to pay the approximate $100,000 carrying costs of the El Rancho property for the month of May 2000; (ii) pays the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $19,000,000 at 12% for the month of May 2000; (iii) pays an additional deposit of $900,000 to the Company by April 30, 2000, which amount has not yet been received; and (iv) demonstrates it has the financial ability to close.

     The Company has agreed to purchase a promissory note of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer.

     The note would accrue interest at a 22% per annum rate, which will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance.

     The sale of the El Rancho property to Turnberry/Las Vegas Boulevard LLC or to any other buyer cannot be assured at this time.

     (D) AGREEMENT OF SALE OF GARDEN STATE RACE TRACK

     On January 25, 2000, the Company entered into an agreement of sale with Turnberry/Cherry Hill LLC, for the sale of the Garden State Park real estate. While the Company received from escrow a $500,000 deposit made by the buyer under the terms of the sale, possible changes to the agreement are currently being negotiated by the parties. Upon execution of a modification of the definitive agreement the Company expects to announce the final terms of the transaction.

     The sale of the Garden State Race Track property to Turnberry/Cherry Hill, LLC or any other buyer cannot be assured at this time and if for any reason the potential buyer of the property is not able to close this transaction by June 30, 2000, the property may be marketed and possibly sold by the Company's lender, Credit Suisse First Boston Mortgage, LLC.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The directors of the Company are:

Name              Age    Director Since         Position
----              ---    --------------         --------
John U. Mariucci  60     November 1996 to       Director
                         January 1997
                         February 22, 1999

Francis W. Murray 58     May 1996               Director

James J. Murray   61     November 1996 to       Director
                         January 1997
                         February 22, 1999

Robert J. Quigley 71     October 1980           Director
                         February 1996 to
                         October 1997           President
                         January 1999           President


     Set forth below is certain biographical information with respect to each director set forth above, including his principal occupation and employment during the past five years.

     John U. Mariucci. Mr. Mariucci was elected by the Board of Directors on February 22, 1999. Mr. Mariucci previously served as a director of the Company from November 6, 1996 to January 15, 1997. Mr. Mariucci has spent 30 years with the advertising firm of Doyle Dane Bernbach/DDB Needham Worldwide, including seven years as a member of the board of DDB Needham Worldwide. In 1986 he was appointed Executive Vice President, Executive Creative Director of DDB Needham Worldwide, a position he held until his retirement in 1994. He is the recipient of more than 100 awards for his advertising, including Cleos, Stephan F. Kelly Effies and the One Show Awards. He has developed major advertising campaigns for clients such as American Tourister Luggage, Michelin, Volkswagen, Hershey's, Weight Watchers, Sony, Citicorp, Nabisco, GTE, Seagrams, IBM and the New York State Lottery. Mr. Mariucci has been a member of the Audit Committee and the Compensation and Stock Options Committee since March 15, 1999. Mr. Mariucci has previously served on the Compensation and Stock Options Committee from December 20, 1996 to January 15, 1997.

     Francis W. Murray. From time to time from November 1995 until June 1999, Mr. Murray served as President of the Company's subsidiaries International Thoroughbred Gaming Development Corporation ("ITG") and Orion Casino Corporation. From November 1993 through June 1995, Mr. Murray served as a General Partner of Healthcare Properties, a partnership operating nursing homes in New Jersey and as a consultant to ITG. From December 1988 through November 1993, Mr. Murray was the co-owner and President of the New England Patriots and co-founder of the St. Louis NFL Partnership, which attempted to obtain an expansion NFL franchise for St. Louis. Mr. Murray has been a member of the Executive Committee and the Compensation and Stock Options Committee since March 15, 1999. Mr. Murray has previously served on the Executive Committee from February 21, 1996 to July 9, 1996 and from December 20, 1996 to February 12, 1997.

     James J. Murray. Mr. Murray was elected by the Board of Directors on February 22, 1999. Mr. Murray previously served as a director of the Company from November 6, 1996 to January 15, 1997. Mr. Murray is a member of the Ronald McDonald House of Charities Local Operations Advisory Council and past President of Jim Murray, Ltd., a sports promotion and marketing firm. In 1969, Murray joined the Philadelphia Eagles' public relations staff and two years later he became the NFL team's administrative assistant. In 1974, just five years after joining the organization, he was named the Eagles' General Manager and spent more than nine years in that post, during which the Eagles' appeared in Super Bowl XV. He also served as Director of Marketing for the Company's Garden State Park subsidiary from 1985- 1987. Mr. Murray has been a member of the Audit Committee since March 15, 1999. Mr. Murray has previously served on the Executive Committee and the Compensation and Stock Options Committee from December 20, 1996 to January 15, 1997. Mr. Murray is the brother of Francis W. Murray who is a Director and is also acting as the Chief Executive Officer of the Company.

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

COMMITTEES OF THE BOARD

     Executive Committee. The Executive Committee is authorized to exercise all of the authority of the Board in the management of the Company's business affairs between Board meetings except as otherwise provided by the Company's By-laws or applicable corporate law. Messrs. Francis W. Murray and Quigley are the current members of the Executive Committee.

     Audit Committee. The Audit Committee provides general financial oversight. The committee periodically meets and confers with the Company's independent auditors concerning the Company's accounting systems and the maintenance of its books and records, reviews the scope of the audit of the Company's financial statements, and the results thereof, and performs other services. Messrs. Mariucci and James J. Murray are the current members of the Audit Committee.

     Compensation and Stock Options Committee. The Compensation and Stock Options Committee establishes director and executive compensation levels and is responsible for the administration of the employee stock option plan. Messrs. Murray and Mariucci are the current members of the Compensation and Stock Options Committee.

 The following is a summary of the composition of these committees during Fiscal 1999:

                                                                    Compensation and Stock
Effective Date      Executive Committee      Audit Committee           Options Committee
--------------      -------------------      ---------------           -----------------

January 19, 1998    Anthony Coelho           Michael Abraham (1)       Anthony Coelho
                    Nunzio P. DeSantis       Charles R. Dees, Jr.(1)   Francis W. Murray
                    Frank A. Leo(1)          Joseph Zappala            Kenneth S. Scholl(1)
                    Francis W. Murray                                  Joseph Zappala
                    Joseph Zappala

July 31, 1998       Anthony Coelho(2)        Robert J. Quigley         Anthony Coelho(2)
                    Nunzio P. DeSantis(2)    Joseph Zappala(2)         Francis W. Murray
                    Francis W. Murray                                  Joseph Zappala(2)
                    Joseph Zappala(2)

March 15, 1999      Francis W. Murray        John U. Mariucci          Francis W. Murray
                    Robert J. Quigley        James J. Murray           John U. Mariucci


(1) Resigned on July 2, 1998.
(2) Resigned on January 28, 1999.


EXECUTIVE AND OTHER KEY OFFICERS
--------------------------------

    The executive and other key officers of the Company, in addition to Messrs. Murray and Quigley, are:


Name                     Age            Position
----                     ---            --------
William H. Warner        55             Treasurer

Christopher C. Castens   48             Secretary and Corporate Counsel
                                        (Resigned December 3, 1999)

Christine E. Rice Newell 53             Assistant Treasurer and Controller


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

     Christopher C. Castens. Mr. Castens had been General Counsel to the Company since December 1986. Prior to joining the Company, Mr. Castens served as in-house counsel and assistant to the Executive Vice President of Harness Tracks of America.

     Christine E. Rice Newell. Ms. Rice Newell is a certified public accountant and has been employed by the Company since December 1986. Ms. Rice Newell has served as Assistant Treasurer of the Company since November 1990. From December 1986 to November 1990 Ms. Rice Newell was the Company's Corporate Accounting Manager.

 ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued by the Company during the years ended June 30, 1999, 1998 and 1997 to
(i) the Company's acting Chief Executive Officer, (ii) the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who were serving in such capacity at the end of Fiscal 1999 and (iii) a former executive officer of the Company who was not serving in such capacity at the end of Fiscal 1999.

                                               SUMMARY COMPENSATION TABLE
                                                                                       Long-Term
                                                     Annual Compensation              Compensation
                                                     -------------------              ------------

                                                                               Securities          All
Name and                                                       Other Annual    Underlying         Other
Principal Position                   Year           Salary     Compensation     Options        Compensation
------------------                   ----           ------     ------------     -------        ------------
                                                       $            $                                $
Nunzio P. DeSantis(1)                1999           268,269      10,500(2)        -0-              -0-
Former Chief Executive Officer       1998           450,000      78,000           -0-              -0-
of the Company                       1997           204,231      39,000       5,000,000(3)         -0-

Francis W. Murray                    1999           120,692      15,145(4)        -0-             12,323(5)
Acting Chief Executive Officer       1998           129,333      16,000           -0-             87,292
of the Company                       1997            50,769       -0-             -0-             50,769

Robert J. Quigley                    1999           138,461       4,000(6)        -0-             12,267(7)
President of the Company             1998           220,000       -0-             -0-             11,160
                                     1997           210,000       -0-             -0-             10,971

Christopher C. Castens(8)            1999           123,693       -0-             -0-              9,260(9)
Secretary of the Company             1998           115,770       -0-             -0-              8,060
                                     1997            89,039       -0-             -0-              6,577

William H. Warner                    1999           123,693       -0-             -0-            117,355(10)
Chief Financial Officer              1998           125,693       -0-             -0-              9,498
of the Company                       1997           120,000       -0-             -0-              9,360

Christine E. Rice Newell             1999            77,308       3,600(12)       -0-              6,112(13)
Assistant Treasurer and              1998            78,308       3,600           -0-              6,455
Controller                           1997            74,808       1,800           -0-              5,661



(1) Mr. DeSantis became Chief Executive Officer of the Company on January 15, 1997 following the NPD Acquisition and upon consummation of the Delaware Settlement on January 28, 1999, Mr. DeSantis' employment was terminated. See "Termination Agreements" below.

(2)  Consisted of $5,000 per month non-accountable  expense allowance and $1,500
     per  month  automobile   allowance  pursuant  to  an  employment  agreement
     effective January 15, 1997. See "Termination Agreements" below.

(3) Mr. DeSantis was granted options to purchase 5,000,000 shares at an exercise price of $4.00 per share. Upon consummation of the Delaware Settlement these options were canceled. See "Legal Proceedings."

(4)  Consisted of $1,262 per month automobile lease payment.

(5) Fiscal 1999 amounts consist of $2,016 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Murray, $7,307 contributed by the Company under the Company's 401(k) plan, and $3,000 for director fees.

(6)  Consists of $1,000 per month automobile allowance effective March 1, 1999.

(7) Fiscal 1999 amounts consist of $1,411 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Quigley, $7,856 contributed by the Company under the Company's 401(k) plan and $3,000 for director fees.

(8)  Effective December 3, 1999, Mr. Castens resigned his position.

(9) Fiscal 1999 amounts include $2,016 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Castens and $7,244 contributed by the Company under the Company's 401(k) plan.

(10) Fiscal 1999 amounts include six months severance in the amount of $60,000 and the proceeds of $47,974 for the cash value of a life insurance policy to which Mr. Warner was entitled to associated with the expiration of Mr. Warner's employment contract on December 31, 1998, $2,016 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner and $7,365 contributed by the Company under the Company's 401(k) plan.

(11) Consists of $300 per month automobile allowance.

(12) Fiscal 1999 amounts include $1,512 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Ms. Rice Newell and $4,600 contributed by the Company under the Company's 401(k) plan.


STOCK OPTIONS

OPTIONS GRANTED IN LAST FISCAL YEAR

     The Company did not grant any options during the fiscal year ended June 30, 1999 to any of the persons named in the Summary Compensation Table.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table indicates the outstanding stock options held at June 30, 1999 by each person named in the Summary Compensation Table. No options were exercised during Fiscal 1999 by any of the named executive employees.


                         Number of Securities
                             Underlying              Value of Unexercised
                          Unexercised Options       In-the-Money Options at
                           At Fiscal Year End         Fiscal Year End (1)
Name                    Exercisable/Unexercisable   Exercisable/Unexercisable
----                    -------------------------   -------------------------

Robert J. Quigley              100,000/-0-                -0-/-0-

William H. Warner
(Expired Decembe 31, 1999)      75,000/-0-                -0-/-0-

Christopher C. Castens
(Expired December 31, 1999)     50,000/-0-                -0-/-0-


(1) The Company's Common Stock has been trading on the NQB Pink Sheets since August 1998 and the sales have averaged approximately $.25 per share. As a result, the Company believes that the market price of the Common Stock is below the exercise price of such options.


COMPENSATION OF DIRECTORS

     Outside directors are provided compensation of $1,000 for each regular or special meeting of the Board in which each outside director participates either in person or by telephone. Under the terms of his consulting agreement with the Company, Mr. Coelho received $2,500 per Board meeting in which he participated until the consummation of the Delaware Settlement on January 28, 1999.

TERMINATION AND SEVERANCE AGREEMENTS

     Nunzio DeSantis - Chief Executive Officer and President. Effective January 15, 1997, Mr. DeSantis and the Company entered into a ten-year employment agreement pursuant to which Mr. DeSantis serves as the Company's Chief Executive Officer at an initial annual base salary of $450,000. The Agreement also provided for a performance bonus each year equal to the amount, if any, by which the net income of the Company (before deduction of federal and state income taxes) exceeds $2 million. The maximum amount of such performance bonus for any fiscal year was limited to the amount of Mr. DeSantis' base salary for such year. Subject to stockholder approval at the Company's next annual meeting, Mr. DeSantis was granted options to purchase up to 5,000,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. If approved by the Company's stockholders, options exercisable for 1,000,000 shares of Common Stock would have been exercisable immediately and the remaining options becoming exercisable in eight equal annual installments commencing on January 15, 1999. If Mr. DeSantis was discharged without cause or resigns for good reason, all options would vest immediately and Mr. DeSantis would have been entitled to receive an amount equal to his then base salary for the remaining term of the agreement or eighteen months, whichever was greater. Upon a change of control (as defined in the agreement) and Mr. DeSantis' resignation in connection therewith, all options were to vest immediately and Mr. DeSantis was entitled to receive an amount equal to his then base salary for the remaining term of the agreement or three years, whichever was lesser. In the event of the death of Mr. DeSantis, his estate would have received a lump sum payment of $1 million. Mr. DeSantis also received a monthly automobile expense allowance and a non-accountable expense account in an aggregate amount of $6,500. For a period of two years following the termination of the agreement or while he was receiving severance payments from the Company, Mr. DeSantis would have been bound by the terms of a non-competition clause. See "Summary Compensation." Upon consummation of the Delaware Settlement, Mr. DeSantis' employment agreement was terminated and his options were canceled. See "Legal Proceedings."

     William H. Warner - Treasurer. The Company and Mr. Warner were parties to an employment agreement effective January 1, 1996 pursuant to which Mr. Warner serves as the Company's treasurer at an annual salary of $123,693. This agreement expired on December 31, 1998. In addition to other customary and usual terms, Mr. Warner's agreement provided that upon termination, the Company was to pay Mr. Warner six months salary and the cash surrender value of a life insurance policy the Company owns on Mr. Warner's behalf in the approximate amount of $50,000. The Company's Board of Directors approved a payment to Mr. Warner associated with the expiration the employment contract in the amount of $60,000 (accrued in the fourth quarter of Fiscal 1999) and the payment for the cash value of a life insurance policy in the amount of $47,000 to Mr. Warner (which was borrowed from the life insurance company and paid to Mr. Warner in the first quarter of Fiscal 2000). Mr. Warner continues to be employed by the Company on a non-contract basis at $120,000 per year.

     Christopher C. Castens - Secretary and General Counsel. The Company and Mr. Castens were parties to an employment agreement effective October 16, 1997 pursuant to which Mr. Castens served as the Company's Secretary and General Counsel at an annual salary of $123,700. Effective December 3, 1999, the Board of Directors accepted Mr. Castens' resignation and the Company paid $79,846 in the second quarter of Fiscal 2000 associated with his employment contract.

     Kerry B. Fitzpatrick. The Company and Mr. Fitzpatrick were parties to an employment contract pursuant to which Mr. Fitzpatrick served as Director of Special Projects and Business Opportunities to the company at an annual salary of $65,000. Under the terms of this agreement which expired on December 31, 1998, the Company was required to pay Mr. Fitzpatrick $32,500, which represented six months salary.

     Richard E. Orbann - Vice President-Track Operations. The Company Paid $100,000 to Mr. Orbann and transferred title to his Company car in settlement of his employment contract in connection with the January 28, 1999 Greenwood Transaction.

     Edward Ryan - General Manager-Freehold Raceway. The Company and Mr. Ryan were parties to an employment contract pursuant to which Mr. Ryan served as the general manager of Freehold Raceway at an annual salary of $128,200. Under the terms of this agreement which expired on December 31, 1998, the Company was required to pay Mr. Ryan $69,231, which represented six months salary and unused vacation pay. In addition, the Company transferred to Mr. Ryan the title to his Company car.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation of the Company's executive officers is determined by the Company's Compensation and Stock Options Committee, which consisted of Messrs. Coelho, Murray and Zappala until January 28, 1999 and, effective March 15, 1999, consists of Mr. James J. Murray and Mr. Marriucci. No officer or employee of the Company participated in deliberations of the Compensation and Stock Options Committee.

     During Fiscal 1999, the Company paid Mr. Anthony Coelho, the Company's former Chairman, pursuant to an agreement effective January 15, 1997, $70,000 in consulting fees and $10,607 in reimbursed expenses, $25,000 for Board meetings he attended and $3,500 for an auto allowance. Mr. Coelho's consulting agreement was month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each Board meeting he attended and a $500 monthly automobile allowance. In the Delaware Litigation, the minority Board members have challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. Mr. Coelho's consulting agreement was terminated and his options were canceled. See "Legal Proceedings."

     During Fiscal 1999, the Company paid approximately $70,000 in consulting fees and $21,777 in reimbursed expenses to Joseph Zappala, a director of the Company. The Company paid Mr. Zappala approximately $10,000 per month in which he provided consulting services. Upon consummation of the Delaware Settlement, Mr. Zappala's consulting arrangement was terminated. See "Legal Proceedings."

     Kenneth Scholl, a former director of the Company, provided consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN advanced Stanford
Company $10,000 per month and was reimbursed by the Company for consulting services, including Mr. Scholl's services as project manager for the El Rancho Property. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. During Fiscal 1999 the Company paid Mr. Scholl $120,000. Mr. Scholl was elected president and director of Casino-Co in March 1996, he resigned as a board member on March 14, 1997 and resigned as president on May 19, 1997. Mr. Scholl also held the position of Secretary and resigned the position on March 1, 1998.

     Commencing July 2, 1998 upon execution of the Delaware Stipulation, the Company began compensating Mr. Frances W. Murray as an employee at a rate of $120,000 per year retroactive to June 1997.

     The Company subleased a portion of its office space in Albuquerque, New Mexico to AutoLend for $600 per month, which sublease was terminable on 30 days' notice. Under the terms of the Delaware Settlement, AutoLend assumed the Company's lease for the Albuquerque office space. Upon such assumption of the lease, AutoLend retained the leasehold improvements and furniture purchased by the Company in the amount of $ 211,423 in exchange for assuming the lease and as an offset of the price the Company paid NPD to purchase the 2,904,016 shares of the Company's Common Stock held by NPD (of which Mr. DeSantis and Mr. Coelho were owners). In addition, the computer equipment in the amount of $12,040 purchased by the Company for the Albuquerque office was sold to Autolend for $5,000. Mr DeSantis is the Chairman, Chief Executive Officer and a principal stockholder of AutoLend and Mr. Coelho was a director. See "Legal Proceedings."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 2000, the number of shares of the Company's Common Stock owned beneficially by (i) each beneficial owner of more than 5% of such Common Stock, (ii) each named executive officer and director of the Company and (iii) all executive officers and directors of the Company as a group (calculated in accordance with Rule 13d-3 under the Exchange
Act). In the case of persons other than executive officers and directors of the Company, such information is based solely on a review of Schedules 13D and 13G filed with the SEC. Except as otherwise noted below, each person or entity has sole voting and dispositive power with respect to the shares of Common Stock listed below. As of May 5, 2000, the Company had 11,884,268 shares of Common Stock issued and 8,980,252 shares outstanding. In addition to the Common Stock, the Company has 362,483 shares of Preferred Stock issued and outstanding. The Preferred Stock is not convertible into Common Stock and has no voting rights.


                              AMOUNT AND NATURE
NAME AND ADDRESS OF            OF BENEFICIAL       PERCENT OF
5% BENEFICIAL OWNER             OWNERSHIP(1)         CLASS
-------------------             ------------         -----

Credit Suisse First
Boston Mortgage Capital LLC
Eleven Madison Avenue
New York, NY 10010                2,419,509(1)         20.6%

The Family Investment Trust
(Henry Brennan, Trustee)
340 North Avenue
Cranford, NJ  07016               1,090,731(2)          9.3%

Frank A. Leo                        736,201(3)          6.2%

Francis W. Murray                   300,000(4)          2.5%

Robert J. Quigley                   105,830(5)           *

Christopher C. Castens                  200(6)           *

William H. Warner                       124              *

All Executive Officers
and Directors as a Group
(4 persons)(4)(5)(6)                406,154             3.5%


The above persons have sole voting and investment power, unless otherwise indicated below.

* Less than 1%.

(1) Includes 1,044,000 shares of Common Stock issuable upon exercise of warrants and 1,142,857 shares of Common Stock issuable upon conversion of the CSFB Note. See "Developments During the Last Fiscal Year" and "Legal Proceedings."


(2) Henry Brennan is the brother of Robert E. Brennan, whose adult sons are the beneficiaries of the trust.

(3)  Includes 200,000 shares of Common Stock issuable upon exercise of options.

(4)  Consists of shares of Common Stock issuable upon exercise of options.

(5)  Includes 100,000 shares of Common Stock issuable upon exercise of options.

(6) Includes 200 shares of Common Stock owned of record by Mr. Castens' wife, as to which Mr. Castens may be deemed to be the beneficial owner.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. DeSantis, former director and Chief Executive Officer of the Company, and Mr. Joseph Corazzi, President and Chairman of LVEN, each own one-half of the stock of D&C Gaming, Inc.. On July 1, 1997, the Company paid for an option to acquire certain leasehold interests relating to two New Mexico racetracks for a non-refundable deposit of $600,000 which was to be credited towards the purchase price. In the Delaware litigation, the minority Board members challenged the authorization and enforceability of certain agreements, including this option agreement. In connection with the Delaware Settlement, the $600,000 due to the Company was offset by the price the Company paid to purchase the 2,904,016 shares of the Company's Common Stock held by NPD. (See Notes 4 & 13).

     In connection with the NPD acquisition, NPD borrowed the sum of $2,900,000 from Casino-Co, from whom the Company purchased the El Rancho Property and with whom the Company has various contractual obligations with respect to the purchase of the El Rancho Property including, but not limited to, a profit participation note and an entertainment management contract. Upon consummation of the Delaware Settlement, the profit participation note and the entertainment management contract were terminated. The Casino-Co loan, together with accrued interest, was repaid in July 1997. Mr. DeSantis holds options to acquire 1,500,000 shares of LVEN's common stock at an exercise price of $1.00 per share. Mr. DeSantis was also paid a commitment fee by LVEN of $110,000 in connection with a standby financing commitment he made to LVEN on October 31, 1996 as replacement financing for the El Rancho Property. This standby financing commitment was never drawn upon and was terminated in January 1997. Mr. DeSantis is a 25% owner in Electric Media Company, Inc., ("EMC"), a Delaware corporation and subsidiary of LVEN, for which investment Mr. DeSantis paid $375,000.

     Mr. DeSantis owned 80% of Nordic Gaming Corporation, an Ontario corporation which purchased the Fort Erie Racetrack in Fort Erie, Canada on August 27, 1997. The Company was offered, but the Executive Committee rejected, the opportunity to make this investment because of the demands on cash flow. Nordic Gaming borrowed $182,000 from LVEN for a deposit on the purchase which was repaid to LVEN at the closing. LVEN has also provided Nordic Gaming with a $1.3 million secured line of credit to fund operating losses at the Fort Erie Racetrack. On May 15, 1998, Mr. DeSantis sold his Nordic Gaming shares to Erie Gaming Organization, Inc., an Ontario corporation which holds the other 20% interest in Nordic Gaming. In consideration for his shares, Mr. DeSantis received $10.00 and each of Nordic Gaming, Mr. DeSantis and Erie Gaming exchanged mutual general releases. In the Delaware litigation, the minority Board members challenged the decision of the Executive Committee to reject the opportunity to purchase the Fort Erie Racetrack. In connection with the Delaware Settlement, the litigation was dropped.

     Pursuant to the Tri-Party Agreement executed in connection with the Credit Suisse Credit Facility, the Company issued an aggregate of 2,326,520 shares of Common Stock (based on a value of $5.00 per share) in exchange for cancellation of the Casino-Co Note plus accrued interest. Of such shares, 2,093,868 shares were issued to Casino-Co (the "Conversion Shares") and 232,652 shares were issued to Credit Suisse in consideration for its consent and for certain advisory services on the transaction. In accordance with the Tri-Party Agreement, the Company has also agreed, subject to, among other things, an independent valuation, receipt of a fairness opinion from an independent investment banking firm and Board and stockholder approval, to complete the Casino-Co transaction. LVEN and Casino-Co granted Mr. DeSantis a proxy to vote any or all of the Conversion Shares until the occurrence of certain events and agreed to grant Mr. DeSantis a proxy to vote any or all of the shares to be issued to LVEN in the Casino-Co transaction. In the Delaware litigation, the minority Board members challenged the authorization and enforceability of certain agreements, including the Tri-Party Agreement. Upon consummation of the Delaware Settlement, the Tri-Party Agreement was terminated and the Conversion Shares were retired.

     In connection with the Credit Suisse Credit Facility, the Company and LVEN entered into the Bi- Lateral Agreement which set the amount the Company could recoup prior to Casino-Co receiving consideration under the $160 million profit participation note at $35 million. In addition, the Bi-Lateral Agreement fixed the maximum debt service to be netted against cash flow from operations of the El Rancho Property in computing "adjusted cash flow" under the $160 million profit participation note at $65 million. In the Delaware litigation, the minority Board members challenged the authorization and enforceability of certain agreements, including the Bi-Lateral Agreement. The Bi-Lateral Agreement and the $160 million profit participation note were terminated upon consummation of the Delaware Settlement.

     Effective January 15, 1997, the Company entered into an employment agreement with Nunzio P. DeSantis, the Company's Chief Executive Officer, for a ten-year term at an initial annual base salary of $450,000 per year plus $5,000 in non-accountable expenses and $1,500 auto allowance, respectively, each month in addition to a grant, subject to shareholder approval, of 5,000,000 options to purchase up to 5,000,000 shares of the Company's Common Stock at an exercise price of $4.00 per share and the use of a private charter jet for travel on Company business. In the Delaware litigation, which was dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members challenged the authorization and enforceability of certain agreements, including Mr. DeSantis' employment agreement. Upon consummation of the Delaware Settlement, Mr. DeSantis' employment agreement was terminated and options granted to him in the employment agreement were canceled.

     During fiscals 1998 and 1997, the Company paid $12,200 and $217,000 respectively, on behalf of Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, which operates private jets, including one which was partially financed by Messrs. DeSantis and Corazzi. Messrs. DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $177,000 and $160,000 during fiscals 1998 and 1997, respectively, and which LVEN had agreed to reimburse the Company. The $337,000 owed to the Company was offset by certain conditions agreed upon in the consummation of the Delaware Settlement. (See Note 4)

     During fiscal 1999, the Company paid $70,000 in consulting fees, $25,000 for director fees, $3,500 for an auto allowance and $10,607 in expense reimbursements to Anthony Coelho, the Company's former Chairman, pursuant to an agreement effective January 15, 1997. During fiscal 1998, the Company paid $120,000 in consulting fees, $22,500 for director fees, $6,000 for an auto allowance and $44,500 in expense reimbursements to Mr. Coelho. During fiscal 1997, the Company paid $55,000 in consulting fees, $18,000 for director fees and $2,750 for an auto allowance to Mr. Coelho. Mr. Coelho's consulting agreement was month to month, under which he is to be paid $10,000 per month for ongoing consulting services, $2,500 for each board meeting he attended and a $500 monthly automobile allowance. In the Delaware litigation, which was dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. Upon consummation of the Delaware Settlement, Mr.

Coelho's consulting agreement was terminated and options granted to him in the consulting agreement were canceled.

     Kenneth Scholl, a director of the Company until July 23, 1998, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN paid Stanford Company $10,000 per month for consulting services, including Mr. Scholl's services as project manager for the El Rancho Property. LVEN was reimbursed by the Company for the payments to Stanford Company. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. During Fiscal 1999, the Company paid Mr. Scholl $120,000 for these services. Additionally, Mr. Scholl was paid director fees of $10,000 for each of fiscal 1998 and 1997. Mr. Scholl was elected president and director of Casino-Co in March 1996, he resigned as a board member on March 14, 1997 and resigned as president on May 19, 1997. Mr. Scholl also held the position of Secretary and resigned the position on March 1, 1998.

     During fiscal 1999, the Company paid approximately $70,000 in consulting fees and $21,777 of reimbursed expenses to Joseph Zappala, a former director of the Company. During fiscal 1998, the Company paid approximately $110,000 in consulting fees and $38,000 of reimbursed expenses to Mr. Zappala. During fiscal 1997, the Company paid approximately $15,000 in consulting fees, and $4,757 of reimbursed expenses to Mr. Zappala. Upon consummation of the Delaware Settlement, Mr. Zappala's consulting arrangement was terminated. Mr. Zappala also provided consulting services to EMC during fiscal 1997 pursuant to which he was paid $100,000.

     During fiscals 1999 and 1998, the Company made payments for legal fees in the amount of $696,500 and $759,755, respectively, on behalf of the following current and former directors: Robert J. Quigley, Frank A. Leo, Francis W. Murray, Charles R. Dees, Jr., John Mariucci, and James J. Murray. These amounts were for legal fees in connection with the various lawsuits brought against the Company. (See Notes 4 & 13).

     During fiscals 1999 and 1998, the Company made payments for legal fees in the amount of $50,000 and $45,586 on behalf of Robert Green. Those amounts were for legal fees in connection with the Green v. DeSantis, et al. suite. (See Note 4 & 13).

     During fiscals 1999, 1998 and 1997, the Company paid $90,510 , $141,350 and $128,000 respectively, to Public Strategies, L.L.C., a company owned by Roger A. Bodman, a former director of the Company, in consideration for ongoing consulting services pursuant to an agreement which expired in December 1997.
Public Strategies provided consulting services to the Company on a month-to-month basis from January 1, 1998 to January 31, 1999.

     During fiscal 1998, the Company made payment for legal fees in the amount of $148,342 on behalf of The Family Investment Trust, a trust for the benefit of Mr. Brennan's children and of which Mr. Brennan's brother is the trustee, in connection with the then Delaware litigation.

     During fiscal 1997, the Company paid approximately $75,300 for the legal services of Sterns and Weinroth, a law firm partially owned by Joel H. Sterns, the Company's former chairman.

     During fiscal 1997, the Company paid $35,685 in consulting fees to Goldman, Beale Associates, a company partially owned by Clifford Goldman, a former director of the Company.

     During fiscal 1997, the Company paid approximately $102,000 to Robert E. Brennan (the Company's former Chairman and a significant stockholder until January 15, 1997) for reimbursement of Mr. Brennan's legal fees in connection with the investigation by New Jersey regulatory authorities which oversee the casino and horse racing industries in the state.

     During fiscal 1997, the Company paid LVEN $150,000 under a letter agreement executed in connection with the purchase of the El Rancho Property, which provided for a $25,000 per month fee with respect to maintenance and supervision of the property prior to and during development. The Company terminated the letter agreement on December 17, 1997.

     During fiscal 1997, the Company paid approximately $118,800 to Francis W. Murray, a director of the Company, for legal fees and reimbursed expenses and for consulting fees prior to his becoming an employee. Commencing July 2, 1998 upon execution of the Delaware Stipulation, the Company began compensating Mr. Murray as an employee at a rate of $120,000 per year.

     The Company subleased a portion of its office space in Albuquerque, New Mexico to AutoLend Group, Inc. for $600 per month, which sublease was terminable on 30 days' notice. Mr. DeSantis is the Chairman, Chief Executive Officer and a principal stockholder of AutoLend and Mr. Coelho was a director. Under the terms of the Delaware Settlement, AutoLend assumed the Company's lease for the Albuquerque office space. Upon such assumption of the lease, AutoLend retained the leasehold improvements and furniture purchased by the Company in the amount of $ 211,423 in exchange for assuming the lease and as an offset of the price the Company paid NPD to purchase the 2,904,016 shares of the Company's Common Stock held by NPD (of which Mr. DeSantis and Mr. Coelho were owners). In addition, the computer equipment in the amount of $12,040 purchased by the Company for the Albuquerque office was sold to AutoLend for $5,000.

     The Company also reimbursed AutoLend for $150,000 it paid to Communications Associates for investment advisory services in connection with locating a potential financing source for the Company. Communications Associates is a consulting firm owned by Mr. Corazzi, the Chairman of LVEN. LVEN also subleases an office from the Company in Albuquerque. In exchange for its first year's rent, LVEN provided certain furniture for the executive and reception areas of the Company's Albuquerque office space. Upon consummation of the Delaware Settlement, the Albuquerque lease was assumed by AutoLend.

     Mr. James J. Murray was elected by the Board of Directors to serve as a Director of the Company on February 22, 1999. Mr. Murray is the brother of Mr. Francis W. Murray who is a Director and also serves as acting Chief Executive Officer of the Company.

     For  additional   information  regarding  related  party  transactions  see
Footnote 4 in the Consolidated Financial Statements. See also "Item 11 - Compensation Committee Interlocks and Insider Participation."

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

10.5 Proxy dated October 31, 1997 of LVEN and Casino-Co granted to Nunzio P. DeSantis (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10- K for the Fiscal Year Ended June 30, 1997)

10.6 Registration Rights Agreement dated July 1, 1997 between the Registrant and Casino-Co (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 1, 1997)

10.7 Letter Agreement dated as of January 22, 1996 among LVEN, the Registrant and Orion Casino Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 24, 1996)

10.8 Stock Purchase Agreement made as of January 1, 1995 for the acquisition by the Registrant of all the outstanding capital stock of Freehold Raceway (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K for the year ended June 30, 1996)

10.9 Tri-Party Agreement by and among the Registrant, CSFB and LVEN, dated as of May 23, 1997 (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended June 30, 1997)

10.10Bi-Lateral Agreement by and between the Registrant and LVEN, dated as of May 23, 1997 (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended June 30, 1997)

10.11* Employment Agreement by and between the Registrant and Nunzio DeSantis, dated as of January 15, 1997 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended June 30, 1997)

10.12* Consulting Agreement by and between the Registrant and Anthony Coelho, dated as of January 15, 1997 (incorporated by reference to Exhibit 10.10 to the Registrant's Form 10- K for the year ended June 30, 1997)

10.13* Amended and Restated Employment Agreement by and between the Registrant and Richard E. Orbann, dated as of October 16, 1997 (incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended June 30, 1997)

10.14* Employment  Agreement by and between the  Registrant  and  Christopher C.
     Castens,  dated as of January 1, 1996 (incorporated by reference to Exhibit
     10.2 to the Registrant's Form 10-K for the year ended June 30, 1996)

10.14.1* Amendment No. 2 to Employment Agreement, dated as of October 16, 1997

10.15First  Amendment to Asset Purchase  Agreement  dated as of January 28, 1999 among the Company, Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc., Circa 1850, Inc., Greenwood New Jersey, Inc. and Penn National Gaming, Inc. (without Exhibits). (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.16Lease Agreement  between Garden State Race Track,  Inc. and GS Park Racing,
     L.P. (without Exhibits). (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.17Approval  Agreement  dated  January 28, 1999  between  Credit  Suisse First
     Boston Mortgage Capital LLC, the Company, Garden State Race Track, Inc., Freehold Racing Association, International Thoroughbred Gaming Development Corporation and Orion Casino Corporation (without Exhibits). (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.18Agreement  dated  January 6, 1999 between the Company and Donald F. Conway,
     Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (without Exhibits). (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.19$1,000,000  Deferred  Purchase Price  Promissory  Note from GS Park Racing,
     L.P. and FR Park Racing, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.20$5,000,000  Contingent  Promissory  Note from GS Park  Racing,  L.P. and FR
     Park Racing, L.P. to the Company, as Agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.21$3,000,000  Contingent  Promissory  Note from GS Park  Racing,  L.P. and FR
     Park Racing, L.P. to the Company, as Agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.22$2,000,000  Contingent  Promissory  Note from GS Park  Racing,  L.P. and FR
     Park Racing, L.P. to the Company, as Agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.23Mortgage and Security  Agreement,  dated January 28, 1999,  between FR Park
     Racing, L.P. and the Company, as agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.24$3,558,032 Note from the Company to Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.25Security  Agreement,  dated  January 28,  1999,  between  Garden State Race
     Track, Inc. and Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.26Security   Agreement,   dated  January  28,  1999,   between  Orion  Casino
     Corporation and Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. (incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.27Employment  Termination  Agreement,  dated  January 28,  1999,  between the
     Company and Richard Orbann. (incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8K dated January 28, 1999)

10.28Restructure  Agreement  dated  January  21,  2000,  between the Company and
     Credit   Suisse   (incorporated   by  reference  to  Exhibit  10.1  to  the
     Registrant's Current Report on Form 8K dated January 21, 2000)

10.29Limited  Liability  Company  Agreement of GSRT, LLC between the Company and
     Credit   Suisse   (incorporated   by  reference  to  Exhibit  10.2  to  the
     Registrant's Current Report on Form 8K dated January 21, 2000)

10.30Letter approving Garden State joint venture transaction (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8K dated January 21, 2000)

10.31Letter regarding possible El Rancho transaction (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8K dated January 21, 2000)

10.32Modification   of  Mortgage,   Deed  of  Trust  and  Other  Loan  Documents
     (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8K dated January 21, 2000)

10.33Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8K dated January 21, 2000)

21   Subsidiaries

27   Financial  Data  Schedule
  -------------------
  *  Constitutes a management contract or compensation plan.


(B)  Financial Statements

     Reports of independent certified public accountants.
     Consolidated Balance Sheets as of June 30, 1999 and 1998.
     Consolidated Statements of Operations for the Years
      Ended June 30, 1999, 1998 and 1997.
     Consolidated Statements of Stockholders' Equity for the Years
      Ended June 30, 1999, 1998 and 1997.
     Consolidated Statements of Cash Flows for the Years Ended
      June 30, 1999, 1998 and 1997.
     Notes to Consolidated Financial Statements.

(C)  Reports on Form 8-K

     No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.

     During the quarter ended March 31, 2000 in Fiscal 2000, the Company filed a current report on Form 8-K dated January 21, 2000 reporting the following:

  ITEM 5.       OTHER EVENTS

     On December 27, 1999, the Company received consents from a group of its shareholders representing 4,498,264 shares or 50.09% of the Company's Common Stock which authorized the Company to enter into a restructuring agreement with its primary lender.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

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

Garden State Race Track, Inc.                                  New Jersey

International Thoroughbred Breeders Management, Inc.           New Jersey

International Thoroughbred Gaming Development Corporation      New Jersey

Olde English Management Co., Inc.                              New Jersey

Orion Casino Corporation                                       Nevada

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.

                                      INTERNATIONAL THOROUGHBRED
                                           BREEDERS, INC.


                                      By:
                                      Robert J. Quigley, President
                                      Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                  Title                    Date
----                                  -----                    ----


By:________________________________   Treasurer (Principal     5/11/2000
   William H. Warner                  Financial and
                                      Accounting Officer)


By:________________________________   Director                 5/11/2000
   John Mariucci


By:________________________________   Director                 5/11/2000
   James Murray


By:________________________________   Director                 5/11/2000
   Francis W. Murray


By:________________________________   Director                 5/11/2000
   Robert J. Quigley