Form 10-Q
period 1999-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2000-05-17
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                               -------------------------------------------------
                                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ---------------------------------------------

Commission file number       0-9624
                      ----------------------

                    International Thoroughbred Breeders, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    22-2332039
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                  P.O. Box 1232, Cherry Hill, New Jersey 08034
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (856) 488-3838
              (Registrant's telephone number, including area code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                           Outstanding at May 5, 2000
------------------------------              --------------------------
Common Stock, $ 2.00 par value                   8,980,252 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                  for the Three Months ended September 30, 1999
                                   (Unaudited)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                     ASSETS

                                           September 30,
                                               1999             June 30,
                                            (UNAUDITED)           1999
                                          ----------------   ----------------
CURRENT ASSETS:
     Cash and Cash Equivalents         $          291,887  $       1,358,200
     Reserve Escrow Deposits                      407,407            182,154
     Accounts Receivable                           46,885            234,774
     Prepaid Expenses                             244,421            349,182
     Other Current Assets                          53,174             53,771
     Net Assets of Discontinued
      Operations - Current                        522,747            494,699
                                          ----------------   ----------------
          TOTAL CURRENT ASSETS                  1,566,521          2,672,780
                                          ----------------   ----------------

NET ASSETS OF DISCONTINUED
 OPERATIONS - Long Term                         30,000,000         30,000,000
                                          ----------------   ----------------

PROPERTY HELD FOR SALE                         42,149,755         42,149,755
                                          ----------------   ----------------

LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                           214,097            214,097
     Equipment                                    684,638            683,428
                                          ----------------   ----------------
                                                  898,735            897,525
     LESS: Accumulated Depreciation
           and Amortization                       344,321            329,667
                                          ----------------   ----------------
          TOTAL LAND, BUILDINGS
           AND EQUIPMENT, NET                     554,414            567,858
                                          ----------------   ----------------
OTHER ASSETS:
     Note Receivable, Deposits
       and Other Assets                         1,003,172          1,198,172
                                          ----------------   ----------------
          TOTAL OTHER ASSETS                    1,003,172          1,198,172
                                          ----------------   ----------------

TOTAL ASSETS                           $       75,273,862  $      76,588,565
                                          ================   ================

See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1999 AND JUNE 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30,
                                               1999             June 30,
                                            (UNAUDITED)           1999
                                          ----------------   ----------------
CURRENT LIABILITIES:
     Accounts Payable                  $           53,845  $         267,941
     Accrued Expenses                           2,270,478          1,176,796
     Current Maturities
      of Long-Term Debt                        34,021,148         34,297,145
                                          ----------------   ----------------
          TOTAL CURRENT LIABILITIES            36,345,471         35,741,882
                                          ----------------   ----------------

COMMITMENTS AND CONTINGENCIES                    -                  -

STOCKHOLDERS' EQUITY:
     Series A Preferred Stock,
      $100.00 Par Value,
       Authorized 500,000 Shares,
       Issued and Outstanding,
       362,482 and 362,482 Shares,
       Respectively                            36,248,175         36,248,175
     Common Stock, $2.00 Par Value,
      Authorized 25,000,000 Shares,
      Issued, 11,884,252 and
      11,884,249 Shares,
      and Outstanding, 8,980,236 and
      8,980,233 Shares Respectively            23,768,505         23,768,497
     Capital in Excess of Par                  26,144,774         26,144,782
     (Deficit) (subsequent to
      June 30, 1993,
        date of quasi-reorganization)         (39,942,606)       (38,023,064)
                                          ----------------   ----------------
          TOTAL                                46,218,848         48,138,390
     LESS:
        Treasury Stock, 2,904,016
         Shares, at Cost                       (7,260,040)        (7,260,040)
        Deferred Compensation, Net                (30,417)           (31,667)
                                          ----------------   ----------------
          TOTAL STOCKHOLDERS' EQUITY           38,928,391         40,846,683
                                          ----------------   ----------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $       75,273,862  $      76,588,565
                                          ================   ================

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                            Preferred                Common
                                       -----------------------------------------------
                                       Number of               Number of
                                        Shares     Amount       Shares       Amount
                                       ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 1999                 362,482 $ 36,248,175   11,884,249 $ 23,768,497

   Shares Issued for Fractional
    Exchanges With Respect to the
     One-for-twenty Reverse Stock
     Split effected on March 13, 1992         0            0            4            8
   Amortization of Deferred
      Compensation Costs                 ---         ---          ---          ---
   Net (Loss) for the Three Months
      Ended September 30, 1999           ---         ---          ---          ---

                                       ---------  ----------  ------------  ----------
BALANCE - SEPTEMBER 30, 1999            362,482 $ 36,248,175   11,884,253 $ 23,768,505
                                       =========  ==========  ============  ==========

See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                         Capital      Retained      Treasury      Deferred
                                        in Excess     Earnings       Stock,       Compen-
                                          of Par      (Deficit)      At Cost       sation     Total
                                        -----------  ------------  ------------  --------- -------------
BALANCE - JUNE 30, 1999                $ 26,144,782 $ (38,023,064) $ (7,260,040) $ (31,667) $ 40,846,683

   Shares Issued for Fractional
    Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992           (8)      ---          ---        ---         ---
   Amortization of Deferred
      Compensation Costs                   ---           ---           ---           1,250         1,250
   Net (Loss) for the Three Months
      Ended September 30, 1999             ---         (1,919,542)     ---        ---         (1,919,542)

                                        -----------  ------------  ------------  --------- --------------
BALANCE - SEPTEMBER 30, 1999           $ 26,144,774 $ (39,942,606) $ (7,260,040) $ (30,417) $ 38,928,391
                                        ===========  ============  ============  ========= ==============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                  Three Months Ended
                                                     September 30,
                                               --------------------------
                                                 1999          1998
                                               -------------  -----------
REVENUE:
     Rental Income                            $      77,749  $          0
     Interest Income                                 17,242       132,461
                                              -------------  ------------
       TOTAL REVENUES                                94,991       132,461
                                              -------------  ------------

EXPENSES:
     General & Administrative Expenses              482,205     1,312,576
     Interest and Financing Expenses              1,155,679     1,782,270
     Amortization of Financing Costs                      0       763,789
     El Rancho Property Carrying Costs              376,649       415,982
                                               -------------  -----------
       TOTAL EXPENSES                             2,014,533     4,274,617
                                               -------------  -----------

(LOSS) FROM CONTINUING OPERATIONS
   BEFORE DISCONTINUED OPERATIONS                (1,919,542)   (4,142,156)

INCOME FROM DISCONTINUED OPERATIONS:
     Income from operations of
       discontinued racetrack
       operations (less applicable
       state income taxes
       of $62,000 for the three months
       ended September 30, 1998)                          0     2,142,704
                                              -------------  ------------

NET (LOSS)                                    $  (1,919,542) $ (1,999,452)
                                              =============  ============

BASIC PER SHARE DATA:

(LOSS) BEFORE DISCONTINUED OPERATIONS         $       (0.21) $      (0.30)

INCOME FROM DISCONTINUED OPERATIONS                    0.00          0.15
                                               -------------  ------------
NET (LOSS)                                    $       (0.21) $      (0.15)
                                               =============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        8,980,235    13,978,100
                                               =============  ============

See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                       Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      1999            1998
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     (LOSS) FROM CONTINUING OPERATIONS           $  (1,919,542)  $  (4,142,156)
                                                  -------------   -------------
     Adjustments to reconcile (loss) to net
      cash (used in) operating activities:
       Depreciation and Amortization                    15,904         781,018
       Changes in Operating Assets and Liabilities -
          Decrease (Increase) in
           Accounts Receivable                         187,889            (153)
          Decrease in Other Assets                         598          64,024
          Decrease in Prepaid Expenses                 104,761          88,505
          Increase (Decrease) in Accounts
           Payable and Accrued Expenses                879,587         (97,564)
                                                  -------------   -------------
     CASH (USED IN) CONTINUING OPERATING
      ACTIVITIES                                      (730,803)     (3,306,326)

     CASH (USED IN) PROVIDED BY DISCONTINUED
       OPERATING ACTIVITIES                            (25,935)      2,824,044
                                                  -------------   -------------
     NET CASH (USED IN) OPERATING ACTIVITIES          (756,738)       (482,282)
                                                  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                (1,210)           (741)
                                                  -------------   -------------
     CASH (USED IN) CONTINUING INVESTING
      ACTIVITIES                                        (1,210)           (741)
     CASH (USED IN) DISCONTINUED INVESTING
      ACTIVITIES                                      (130,000)        (18,762)
                                                  -------------   -------------
     NET CASH (USED IN) INVESTING ACTIVITIES          (131,210)        (19,503)
                                                  -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Escrow Deposits Utilized                            94,747       1,987,585
    Deposit to Escrow Funds                           (320,000)              0
    (Increase) Decrease in Balances Due
     From Discontinued Subsidiaries                    (28,051)      1,779,273
    Principal Payments on Short Term Notes             (80,997)        (69,475)
                                                  -------------   -------------
     CASH (USED IN) PROVIDED BY CONTINUING
      FINANCING ACTIVITIES                            (334,301)      3,697,383
     CASH (USED IN) DISCONTINUED
      FINANCING ACTIVITIES                             286,652      (1,956,840)
                                                  -------------   -------------
     NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                             (47,649)      1,740,543
                                                  -------------   -------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                    (935,597)      1,238,758
     LESS CASH AND CASH EQUIVALENTS
      AT END OF PERIOD FROM
      DISCONTINUED OPERATIONS                         (130,716)       (848,442)
     CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD FROM
       CONTINUING OPERATIONS                         1,358,200         213,795
                                                  -------------   -------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD  $     291,887   $     604,111
                                                  =============   =============

     Supplemental Disclosures of Cash Flow Information:
                  Cash paid during the period for:
                  Interest                       $           0   $   1,824,856
                  Income Taxes                   $           0   $           0

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

     On January 25, 2000, the Company entered into agreements with unrelated third parties for the sale of the Garden State Park and the El Rancho properties. Unless the scheduled closing of the El Rancho property on April 30, 2000, or the further extended date of June 1, 2000, is consummated and the closing of the Garden State Park property is consummated, the Company will be in default with respect to the Credit Suisse loan due on June 30, 2000. The Company does not have any committed source of working capital and there are no assurances that the Company would be successful in obtaining working capital from other sources. There can be no assurances that either sale of the El Rancho or the Garden State Park properties will be consummated or to the timing thereof.

     The Company has sustained losses of approximately $7.9 million and $18.3 million during fiscals 1999 and 1998, respectively and a net loss of approximately $1.9 million for the three months ended September 30, 1999. The Company believes its projected cash flows from its current operations will be sufficient until June 30, 2000. There can be no assurances beyond that date.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)      CLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform with the current years' presentation.

(3)      DISCONTINUED OPERATIONS

     On January 28, 1999, the Company completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility, and the lease of the real property and certain related assets of Garden State Park for a seven-year period.

The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of September 30, 1999 consist of the following:

Classified As:
Current Assets                                  $                 2,136,347
Current Liabilities                                               1,613,600
                                                     -----------------------
         Net Assets of Discontinued
          Operations - Current                                      522,747
Property Assets of Garden State Park                             30,000,000
                                                     -----------------------
         Net Assets of Discontinued Operations  $                30,522,747
                                                     =======================

(4)      PROPERTY HELD FOR SALE

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

     On March 1, 2000, International Thoroughbred Breeders, Inc. signed an agreement for the sale of the El Rancho property in Las Vegas, Nevada to Turnberry/Las Vegas Boulevard, LLC on basically the same terms previously reported in the Company's Form 8-k dated January 21,2000. The purchase price is $45,000,000. The purchase price will be paid by: (i) a $100,000 deposit into escrow at the signing of the Purchase and Sale Agreement; (ii) a $400,000 additional deposit into escrow due on March 15, 2000, and (iii) the balance of the purchase price due at the closing, payable in cash.

     The closing, originally scheduled to occur by March 31, 2000, had been extended to April 30, 2000 after the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of April 2000;
(ii) agreed to pay the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $20,000,000 at 12% for the month of April 2000; and (iii) released $1,600,000, which included the above $100,000 and $400,000 deposits, as a non-refundable deposit to the Company. The closing date was further extended to June 1, 2000 provided the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of May 2000; (ii) pays the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $19,000,000 at 12% for the month of May 2000; (iii) pays an additional deposit of $900,000 to the Company by April 30, 2000, of which $400,000 has been received; and (iv) demonstrates it has the financial ability to close.

     The Company has separately agreed to purchase a promissory note of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer, depending upon certain circumstances.

     The note would accrue interest at a 22% per annum rate, which will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer at any time after the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer on the day before the 30th anniversary of its issuance. (See Note 13-C)

     The sale of the El Rancho property to Turnberry/Las Vegas Boulevard LLC or to any other buyer cannot be assured at this time.

(5)      RESERVE ESCROW DEPOSITS

     At September 30, 1999, $407,407 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse. The terms of such credit facility provided that such reserve accounts be held by LaSalle National Bank. In connection with the January 28, 1999 sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facility, Credit Suisse released to the Company approximately $4,475,000 from its escrow reserves to pay down debt and for working capital purposes. On August 2, 1999, the Company made a payment of $320,000 to Credit Suisse for interest due which was credited to the escrow accounts. In connection with the restructuring agreement on January 21, 2000, Credit Suisse released to the Company the $167,476 balance in the escrow deposit accounts which will be used by the Company for working capital purposes. (See Note 13-B)

(6)      NOTES AND MORTGAGES PAYABLE

         Notes and Mortgages Payable are summarized below:

                                                          September 30, 1999
                                                       -----------------------
                                 Interest % Per Annum     Current    Long-Term
                                 --------------------  ------------- ---------
International Thoroughbred
Breeders Inc.:
Credit Suisse First Boston (A)  LIBOR Rate plus 7%
                               (9/30/99 rate 12.37%)   $ 30,500,000   $  -0-

REB Bankruptcy Trustee (B)       Prime Rate
                               (9/30/99 rate 8.25%)       3,361,940      -0-

Other                             Various                   159,208      -0-

Garden State Park:
Service America Corporation (C)     6%                      400,000      -0-

Other (D)                         Various                   303,560      -0-
                                                         ----------     ----
    Totals                                             $ 34,724,708   $  -0-
Less Amounts Reclassified to:
  Net Assets of Discontinued
    Operations - Current                                    703,560      -0-
    Totals                                             $ 34,021,148   $  -0-
                                                         ==========     ====

The effective LIBOR Rate and the Prime Rate at September 30, 1999 was 5.37% and 8.25%, respectively.

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

     The Restructure Agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure Agreement in the amount of $80,000. Credit Suisse has agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until the maturity date of June 30, 2000. Such amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due. Commencing April 16, 2000 and until 30 days following the closing of the sale of the El Rancho property, interest accruing shall be paid by Turnberry/Las Vegas Boulevard LLC ("Turnberry"), the purchaser of the El Rancho property

     The Credit Suisse Credit Facility also provides for both affirmative and negative covenants, including financial covenants such as tangible net worth, as defined in the Credit Suisse Credit Facility. The Company's non- compliance with certain non-financial covenants at December 31, 1998 were waived on January 28, 1999 in connection with the Delaware Settlement.

     On  January  28,  1999,  a  portion  of the  proceeds  from  the  Greenwood
Transaction and $2,500,000 held in escrow was used to reduce the principal balance on the Credit Suisse Note to $30.5 million and to pay a 2% prepayment fee of $500,000, recorded as financing expenses, to Credit Suisse.

     (B) On January 28, 1999 in connection with the Delaware Settlement, the Company ("ITB") executed a note (the "Trustee Note") in the principal amount of $3,558,032 to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan (the "Trustee") in order to purchase 2,904,016 shares of the Company's Common Stock from NPD. Pursuant to the Trustee Settlement associated with the Delaware Settlement, the Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032; (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (i) January 15, 2001, or (ii) the closing of either the sale of the Company's non-operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); (c) a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement; (e) subordinate interests in both the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note. On July 15, 1999, the escrow interest payment in the amount of $195,000, together with interest earned from January 28, 1999 to that date, was applied to the principal balance of the note reducing the principal balance on the note to $3,361,940.

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

     (C) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased the undepreciated balance of equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which will be paid by the lessee when title is transferred to Pennwood, which event has not occurred as of May 17, 2000) financed by a five (5) year promissory note at a 6% interest rate. The Company paid $100,000 on June 1, 1999, $99,200 on December 28, 1999 and is scheduled to make principal payments of $80,000 plus interest on December 28th for the next three years.

     (D) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, a note associated with certain equipment at the Garden State Park facility will be paid by Greenwood as part of the lease agreement.

(7)      INCOME TAX EXPENSE

     The Company's income tax expense for the three month period ending September 30, 1998 relates to New Jersey income taxes for its Freehold Raceway operations.

(8)      COMMITMENTS AND CONTINGENCIES

     A state has asserted a tax claim for the period June 30, 1988 to June 30, 1991 (during which the Company maintained an accounting office in the state) for a Foreign Corporate Franchise Tax in the approximate amount of $400,000, which amount is accrued, not taking into consideration any interest or penalties that may be assessed. At this time, the Company cannot predict the final amount which may be due. It is likely that litigation will have to commence in the courts to pursue a compromise of the amount due. It is unknown at this time whether the Company will be successful in abating all or part of the tax due.

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

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, a note associated with certain equipment at the Garden State Park facility will be paid by Greenwood as part of the lease agreement. In the event that the Company or Greenwood terminates its lease agreement prior to July 2001, when the note is fully paid, the Company will be responsible for the monthly note payments of approximately $17,000.

     The Company's debt with CSFB is due on June 30, 2000. Unless the sale of the El Rancho property and Garden State Park property is consummated prior to that date, the Company will be in default in connection with the CSFB loan agreement. Additionally, the cash proceeds from the sales must be in an amount sufficient to satisfy the loan due on the Trustee Note together with accrued interest. The total amount due on June 1, 2000 to satisfy both the CSFB loan and the Trustee Note together with accrued interest on each is approximately $39,500,000. The proceeds from the sale of the El Rancho and Garden State Park properties are expected to be sufficient to meet this obligation.

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

     For additional information see Footnote 13 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 1999.

(9)      DEFERRED FINANCING COSTS

     Deferred financing costs at September 30, 1998 include those amounts associated with its May 23, 1997 financing agreement with Credit Suisse. These costs of $6,238,731 were being expensed over the original two year life of the loan. Amortization expense for the three months ended September 30, 1998 was $763,789.


(10)     STOCK OPTIONS AND WARRANTS

         (A)      EMPLOYEE AND  NON-EMPLOYEE OPTIONS

     At September 30, 1999, total employee options outstanding were 1,255,000 and total non-employee options outstanding were 300,000.

         (B)      WARRANTS

     At September 30, 1999, total warrants outstanding were 2,604,000 and have been accounted for as financing costs and costs associated with the acquisition of the El Rancho property. The fair value of the warrants issued in connection with the acquisition of the El Rancho property had been capitalized and were to be amortized when the facility became operational; however, the Company has determined to dispose of the El Rancho Property.

(11) RELATED PARTY TRANSACTIONS

     Kenneth Scholl, a director of the Company until July 23, 1998, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN paid Stanford Company $10,000 per month for consulting services, including Mr. Scholl's services as project manager for the El Rancho Property. LVEN was reimbursed by the Company for the payments to Stanford Company. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. During the three months ended September 30, 1999 and 1998, the Company paid Mr. Scholl $30,000 for these services. Additionally, Mr. Scholl was paid director fees of $10,000 in Fiscal 1998. Mr. Scholl was elected president and director of Casino-Co in March 1996, he resigned as a board member on March 14, 1997 and resigned as president on May 19, 1997. Mr. Scholl also held the position of Secretary and resigned the position on March 1, 1998.

     For  additional   information  regarding  related  party  transactions  see
Footnote 18 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 1999.

(12)     STOCK TRADING INFORMATION

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

(13) SUBSEQUENT EVENTS

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

     The Restructure Agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure Agreement in the amount of $80,000. Credit Suisse has agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until the maturity date of June 30,

2000. Such amounts shall, to the extent not paid when due by the Company, became part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due.Commencing April 16, 2000 and until 30 days following the closing of the sale of the El Rancho property, interest accruing shall be paid by Turnberry/Las Vegas Boulevard LLC ("Turnberry"), the purchaser of the El Rancho property.

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

     Pursuant to the Restructure Agreement, Garden State Race Track, Inc. transferred title to the Garden State Race Track to GSRT, LLC , a wholly owned subsidiary of the Company, ("GSRT"), a Delaware limited liability company in which Garden State Race Track, Inc. is the sole member the result of which effects no change in real ownership. Pursuant to the limited liability company agreement of GSRT entered into in connection with the Restructure Agreement, Garden State Race Track, Inc. may cause GSRT to enter into an arm's-length sale or joint venture of the Garden State Property under certain enumerated circumstances and conditions, including that the purchase price for such sale or joint venture be at least equal to fifty-percent of the combined outstanding principal balance of the CSFB Loan and the Trustee Note, which amount must be paid to Credit Suisse, and the contract for such sale or joint venture be entered into on or prior to January 25, 2000 (the "GSRT Option").

     On January 25, 2000, the Company and Garden State Race Track, Inc., the owner of Garden State Park, entered into an agreement for the sale of all of the Garden State Park property, excluding a ten-acre parcel of land previously committed to GS Park Racing, L.P., to Turnbury/Cherry Hill, LLC. The terms of the sale meet all the conditions required by Credit Suisse to be a valid GSRT Option, according to a letter received from Credit Suisse (see Agreement of Sale of Garden State Race Track). The Restructure Agreement further provides that (i) if the proceeds from the sale of the Garden State Park property are insufficient to pay the outstanding amounts due to Credit Suisse under the CSFB Loan, or (ii) after the sale or joint venture of the Garden State property, the total amount outstanding under the CSFB Loan is equal to or greater than $5,000,000 and the Company shall not have received a binding commitment for a loan or purchase of the El Rancho Property, then, Orion Casino Corporation must convey the El Rancho property to a new Delaware limited liability company ("New LLC") having substantially same ownership structure and limited liability company agreement as GSRT. Once the El Rancho property is conveyed to New LLC in accordance with and upon the happening of the circumstances and conditions provided in the Restructure Agreement, Orion Casino Corporation, as the sole member of New LLC, will have the right to cause New LLC to sell or refinance the El Rancho property so long as the outstanding obligations due under the CSFB

Loan are paid in full by such sale or refinancing and such sale or refinancing closes on or before June 30, 2000. (See Notes 5 and 6-A)

         (C)      AGREEMENT OF SALE OF EL RANCHO

     On March 1, 2000, International Thoroughbred Breeders, Inc. signed an agreement for the sale of the El Rancho property in Las Vegas, Nevada to Turnberry/Las Vegas Boulevard, LLC on basically the same terms previously reported in the Company's Form 8-k dated January 21,2000. The purchase price is $45,000,000. The purchase price will be paid by: (i) a $100,000 deposit into escrow at the signing of the Purchase and Sale Agreement; (ii) a $400,000 additional deposit into escrow due on March 15, 2000, and (iii) the balance of the purchase price due at the closing, payable in cash.

     The closing, originally scheduled to occur by March 31, 2000, had been extended to April 30, 2000 after the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of April 2000;
(ii) agreed to pay the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $20,000,000 at 12% for the month of April 2000; and (iii) released $1,600,000, which included the above $100,000 and $400,000 deposits, as a non-refundable deposit to the Company. The closing date was further extended to June 1, 2000 provided the buyer: (i) agrees to pay the approximate $100,000 carrying costs of the El Rancho property for the month of May 2000; (ii) pays the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $19,000,000 at 12% for the month of May 2000; (iii) pays an additional deposit of $900,000 to the Company by April 30, 2000, of which $400,000 has been received; and (iv) demonstrates it has the financial ability to close.

     The Company has agreed to purchase a promissory note of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer.

     The note would accrue interest at a 22% per annum rate, which will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance. (See Note 4)

     The sale of the El Rancho property to Turnberry/Las Vegas Boulevard LLC or to any other buyer cannot be assured at this time.

         (D)      AGREEMENT OF SALE OF GARDEN STATE RACE TRACK

     On January 25, 2000, the Company entered into an agreement of sale with Turnbury/Cherry Hill LLC, for the sale of the Garden State Park real estate.While the Company received from escrow a $500,000 deposit made by the buyer under the terms of the sale, possible changes to the agreement are currently being negotiated by the parties. Upon execution of a modification of the definitive agreement the Company expects to announce the final terms of the transaction.

     The sale of the Garden State Race Track property to Turnbury/Cherry Hill, LLC or any other buyer cannot be assured at this time and if for any reason the potential buyer of the property is not able to close this transaction by June 30, 2000, the property may be marketed and possibly sold by the Company's lender, Credit Suisse First Boston Mortgage, LLC.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
              AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1999


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

     The Company's working capital, as of September 30, 1999, was a deficit of ($34,778,950) which represents a decrease in the deficit of approximately $2,970,680 from the September 30, 1998 working capital deficit of ($37,749,630). The decrease in the deficit was primarily caused by: (i) the retirement of $24.5 million of the debt to the Company's primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"); (ii) the decrease in accrued expenses primarily associated with the Delaware Settlement; partially offset by (iii) the sale of the Freehold net operating assets which were classified as current assets in the prior fiscal year; (iv) the decrease in reserve escrow deposits primarily associated with the interest on debt; and (v) the promissory note in the amount of $3,358,032 associated with the Company's purchase of its common stock from NPD.

     On May 23, 1997, the Company obtained a credit facility from Credit Suisse. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Proceeds of this facility were used to repay in full the Company's $30 million existing credit facility and were used to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the LIBOR rate. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts ( including $10 million in an interest reserve account). Financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. On January 28, 1999, the credit facility was reduced to $30.5 million in connection with the sale of certain assets of Freehold Raceway and the sale of a ten-acre parcel land at the Garden State Park facility. At September 30, 1999, the interest rate on the Credit Suisse Credit Facility was 12.37%. On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The Restructure Agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure Agreement in the amount of $80,000. Credit Suisse has agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until the maturity date of June 30, 2000. Such interest amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due. Commencing April 16, 2000 and until 30 days following the closing of the sale of the El Rancho property, interest accruing shall be paid by Turnberry/Las Vegas Boulevard LLC ("Turnberry"), the purchaser of the El Rancho property. (See Notes 6-A and 13-B)

     The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") pursuant to which $10 million of the aggregate principal amount of the CSFB Note can be converted in certain circumstances, including on the maturity date of the CSFB Note, upon the prepayment of at least $10 million in an aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events).

     The  net  loss  for  the  three  months  ended   September   30,  1999  was
($1,919,542). Cash flows used in operating activities amounted to $756,738.

     Cash used in investing activities was $131,210 during the three months ended September 30, 1999, primarily the result of cash used by discontinued operations.

     Cash used in financing activities was $47,649 during the three months ended September 30, 1999, consisting principally of amounts drawn from the Credit Suisse interest escrow account and cash provided by discontinued operations.

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

     On January 25, 2000, the Company and Garden State Race Track, Inc., the owner of Garden State Park, entered into an agreement for the sale of all of the Garden State Park property, excluding a ten-acre parcel of land previously committed to GS Park Racing, L.P., to Turnberry/Cherry Hill, LLC. The terms of the sale meet all the conditions required by Credit Suisse to be a valid GSRT Option, according to a letter received from Credit Suisse.

     While the Company received from escrow a $500,000 deposit made by the buyer under the terms of the sale, possible changes to the agreement are currently being negotiated by the parties. Upon execution of a modification of the definitive agreement the Company expects to announce the final terms of the transaction. The closing is scheduled to be held on or before June 30, 2000.

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

     On March 1, 2000, International Thoroughbred Breeders, Inc. signed an agreement for the sale of the El Rancho property in Las Vegas, Nevada to Turnberry/Las Vegas Boulevard, LLC on basically the same terms previously reported in the Company's Form 8-k dated January 21,2000. The purchase price is estimated to be approximately $45,000,000. The purchase price will be paid by:
(i) a $100,000 deposit into escrow at the signing of the Purchase and Sale Agreement; (ii) a $400,000 additional deposit into escrow due on March 15, 2000, and (iii) the balance of the purchase price due at the closing, payable in cash.

     The closing, originally scheduled to occur by March 31, 2000, had been extended to April 30, 2000 after the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of April 2000; (ii) agreed to pay the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $20,000,000 at 12% for the month of April 2000; and (iii) released $1,600,000, which included the above $100,000 and $400,000 deposits, as a non-refundable deposit to the Company. The closing date was further extended to June 1, 2000 provided the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of May 2000; (ii) pays the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $19,000,000 at 12% for the month of May 2000; (iii) pays an additional deposit of $900,000 to the Company by April 30, 2000, of which $400,000 has been received; and (iv) demonstrates it has the financial ability to close.

     The Company has separately agreed to purchase a promissory note of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer, depending upon certain circumstances.

     The note would accrue interest at a 22% per annum rate, which will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer at any time after the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer on the day before the 30th anniversary of its issuance. (See Note 4)

     The sale of the El Rancho property to Turnberry/Las Vegas Boulevard LLC or to any other buyer cannot be assured at this time.

     The Company currently estimates that the escrow funds made available on January 21, 2000 associated with the Credit Suisse Restructure Agreement, together with the $500,000 deposit made available March 2, 2000 and the deposit of $1,600,000 received from the extension of the El Rancho closing and cash generated from the Company's operations prior to the sale of the discontinued operations, will be sufficient to finance its current operations and expected expenditures and carrying costs of the El Rancho Property until June 30, 2000.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company's debt with its major lender is due June 30, 2000 and the Company has sustained a loss of approximately $1.9 million for the three months ended September 30, 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park, and the lease of the Garden State Park facilities, accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the period presented.

     Revenue from continuing operations for the three months ended September 30, 1999 decreased $37,470 from $132,461 in Fiscal 1999 to $94,991 in Fiscal 2000 primarily as a result of decreased interest income partially offset by rental income generated by the Garden State Park lease. Expenses from continuing operations decreased $2,260,084 or 53%, from $4,274,617 in Fiscal 1999 to $2,014,533 in Fiscal 2000. This decrease in expenses was primarily the result of: (i) a decrease in general and administrative expenses of $830,371 or 63% from $1,312,576 in Fiscal 1999 to $482,205 in Fiscal 2000; (ii) a decrease in interest expense of $626,591 primarily as a result reduced debt; and (iii) the costs associated with the debt no longer being amortized.

     The decrease in general and administrative expenses of $830,371 was principally attributable to: (i) a decrease in legal expenses of approximately $442,000 primarily as the result of legal expenses associated with the various director and stockholder lawsuits in the prior fiscal year; (ii) a decrease in officer and corporate administrative salaries and benefits of approximately $166,000 associated with the termination of certain agreements upon consummation of the Delaware Settlement; (iii) a decrease in consulting fees of $78,000 associated with the termination of certain agreements upon consummation of the Delaware Settlement; (iv) a decrease of approximately $65,000 in travel expenses and the administrative costs of operating an office in New Mexico; and (v) a decrease in political contributions of $50,000 associated with New Jersey legislation affecting racetrack operations.

     For the first quarter of Fiscal 2000, the Company's loss from continuing operations was ($1,919,542) as compared to a loss from continuing operations for the comparable period in prior fiscal year of ($4,142,156), a decrease in the loss of $2,222,614 or 54%. Income from discontinued operations was $2,142,704 for the first quarter of Fiscal 1999. The decrease in net loss was the result of those differences described above.

Inflation

     To date, inflation has not had a material effect on the Company's operations.

Impact of Year 2000 on the Company's Systems

     The year 2000 issue was the result of computer programs being written using two digits rather than four to define the applicable year, which may have resulted in systems failures and disruptions to operations at January 1, 2000. Management determined where appropriate action was necessary and at a cost of approximately $5,000 brought the Company's accounting and operational systems into year 2000 compliance. The Company has not experienced any problems with its vendors associated with a Year 2000 issue.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION


Item 6.

     During the quarter ended September 30, 1999, the registrant filed the following Current Reports on Form 8-K:



        Date                  Subject Matter
--------------------      ----------------------


September 28, 1999         Change of Accountants

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




May 16, 2000                             /s/Robert J. Quigley
                                            --------------------
                                            Robert J. Quigleys,
                                            President and
                                            Chairman of the Board




May 16, 2000                              /s/William H. Warner
                                            --------------------
                                            William H. Warner
                                            Treasurer
                                            (Principal Financial and
                                             Accounting Officer)