Form 10-Q
period 1999-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2000-05-17
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1999
                               ------------------------------------------------
                                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ---------------------------------------------

Commission file number      0-9624
                      ----------------------

                    International Thoroughbred Breeders, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                               22-2332039
-------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                  P.O. Box 1232, Cherry Hill, New Jersey 08034
-------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                                Outstanding at May 5, 2000
-------------------------------                 --------------------------
Common Stock, $ 2.00 par value                        8,980,252 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                   (Unaudited)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 1999

                                     ASSETS

                                     December 31,
                                        1999         June 30,
                                     (UNAUDITED)       1999
                                   ---------------  ------------
CURRENT ASSETS:
     Cash and Cash Equivalents     $     198,948  $  1,358,200
     Reserve Escrow Deposits             374,008       182,154
     Accounts Receivable                   2,234       234,774
     Prepaid Expenses                    231,481       349,182
     Other Current Assets                 87,684        53,771
     Net Assets of Discontinued
      Operations - Current               (50,601)      494,699
                                    -------------  ------------
          TOTAL CURRENT ASSETS           843,754     2,672,780
                                    -------------  ------------

NET ASSETS OF DISCONTINUED
 OPERATIONS - Long Term               30,000,000    30,000,000
                                    -------------  ------------

PROPERTY HELD FOR SALE                42,149,755    42,149,755
                                    -------------  ------------

LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                  214,097       214,097
     Equipment                           685,886       683,428
                                    -------------  ------------
                                         899,983       897,525
     LESS: Accumulated Depreciation
           and Amortization              358,715       329,667
                                    -------------  ------------

          TOTAL LAND, BUILDINGS
            AND EQUIPMENT, NET           541,268       567,858
                                    -------------  ------------

OTHER ASSETS:
     Deposits and Other Assets         1,003,172     1,198,172
                                    -------------  ------------
          TOTAL OTHER ASSETS           1,003,172     1,198,172
                                    -------------  ------------

TOTAL ASSETS                       $  74,537,949  $ 76,588,565
                                    =============  ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                    December 31,
                                        1999          June 30,
                                     (UNAUDITED)        1999
                                ----------------  --------------
CURRENT LIABILITIES:
  Accounts Payable              $       273,431   $     267,941
  Accrued Expenses                    1,594,790       1,176,796
  Current Maturities
   of Long-Term Debt                 35,761,471      34,297,145
                               ----------------  --------------
     TOTAL CURRENT LIABILITIES       37,629,692      35,741,882
                               ----------------  --------------


COMMITMENTS AND CONTINGENCIES             -               -


STOCKHOLDERS' EQUITY:
  Series A Preferred Stock,
    $100.00 Par Value,
    Authorized 500,000 Shares,
    Issued and Outstanding,
    362,482 and 362,482
    Shares, Respectively             36,248,175      36,248,175
  Common Stock, $2.00 Par Value,
    Authorized 25,000,000 Shares,
    Issued, 11,884,260 and
    11,884,249 Shares,
    and Outstanding, 8,980,244 and
    8,980,233 Shares Respectively    23,768,519      23,768,497
  Capital in Excess of Par           26,144,760      26,144,782
   (Deficit) (subsequent to
   June 30, 1993,
   date of quasi-reorganization)    (41,963,990)    (38,023,064)
                                ----------------  --------------
       TOTAL                         44,197,464      48,138,390
  LESS:
     Treasury Stock, 2,904,016
      Shares, at Cost                (7,260,040)     (7,260,040)
     Deferred Compensation, Net         (29,167)        (31,667)
                                 ---------------  --------------
       TOTAL STOCKHOLDERS' EQUITY     36,908,257      40,846,683
                                 ---------------  --------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $    74,537,949   $  76,588,565
                                ================  ==============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                                    Preferred                      Common
                                         -----------------------------------------------------------
                                           Number of                         Number of
                                             Shares           Amount          Shares       Amount
                                         ---------------  ----------------  ------------  ----------
BALANCE - JUNE 30, 1999                         362,482 $      36,248,175    11,884,249 $ 23,768,497

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992                  0                 0            11          22
   Amortization of Deferred
    Compensation Costs                        ---               ---             ---          ---
   Net (Loss) for the Six Months
    Ended December 31, 1999                   ---               ---             ---          ---

                                         ---------------  ----------------  ------------  ----------
BALANCE - DECEMBER 31, 1999                     362,482 $      36,248,175    11,884,260 $ 23,768,519
                                         ===============  ================  ============  ==========


                                            Capital          Retained        Treasury     Deferred
                                           in Excess         Earnings         Stock,       Compen-
                                             of Par          (Deficit)        At Cost      sation     Total
                                         ---------------  ----------------  ------------  ---------- ------------
BALANCE - JUNE 30, 1999                $     26,144,782 $     (38,023,064)$  (7,260,040)$   (31,667)$ 40,846,683

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992                (22)        ---             ---          ---       ---
   Amortization of Deferred
    Compensation Costs                        ---               ---             ---           2,500        2,500
   Net (Loss) for the Six Months
    Ended December 31, 1999                   ---              (3,940,926)      ---          ---      (3,940,926)

                                         ---------------  ----------------  ------------  ---------- ------------
BALANCE - DECEMBER 31, 1999            $     26,144,760 $     (41,963,990)$  (7,260,040)$   (29,167)$ 36,908,257
                                         ===============  ================  ============  ========== ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)



                                                Three Months Ended         Six Months Ended
                                                   December 31,               December 31,
                                              ------------------------  ---------------------------
                                                  1999          1998         1999          1998
                                              -----------    ---------  -------------  ------------
REVENUE:
  Rental Income                            $      76,206 $           0 $      153,954 $          0
  Interest Income                                 12,244        80,620         29,486      213,081
                                              -----------    ---------  -------------  ------------
                 TOTAL REVENUES                   88,450        80,620        183,440      213,081
                                              -----------    ---------  -------------  ------------
EXPENSES:
  General & Administrative Expenses              842,532     1,422,746      1,324,737    2,735,322
  Interest and Financing Expenses                990,747     1,741,703      2,146,426    3,523,973
  Amortization of Financing Costs                      0       765,813              0    1,529,602
  El Rancho Property Carrying Costs              276,554       203,551        653,203      619,533
                                              -----------    ---------  -------------  ------------
                 TOTAL EXPENSES                2,109,833     4,133,813      4,124,366    8,408,430
                                              -----------    ---------  -------------  ------------
(LOSS) FROM CONTINUING OPERATIONS
BEFORE DISCONTINUED OPERATIONS                (2,021,383)   (4,053,193)    (3,940,926)  (8,195,349)

INCOME FROM DISCONTINUED OPERATIONS:
  Income from  operations of discontinued
  racetrack  operations
    (less  applicable state income taxes
    of $65,500 and $127,500
    for the respective three
   and six months ended December 31, 1998)             0     2,113,840              0    4,256,544
                                              -----------    ---------  -------------  ------------
NET (LOSS)                                 $  (2,021,383)$  (1,939,353)$   (3,940,926)$ (3,938,805)
                                            ============= ============= ============== ============

BASIC PER SHARE DATA:

(LOSS) BEFORE DISCONTINUED OPERATIONS      $       (0.23)$       (0.28)$        (0.44)$      (0.58)

INCOME FROM DISCONTINUED OPERATIONS                 0.00          0.15           0.00         0.30
                                              -----------    ---------  -------------  ------------
NET (LOSS)                                 $       (0.23)$       (0.13)$        (0.44)$      (0.28)
                                             ============ ============= ============== ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     8,980,245    13,978,103      8,980,240   13,978,107
                                             ============ ============= ============== ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                         December 31,
                                                              -----------------------------------
                                                                   1999               1998
                                                              ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     (LOSS) FROM CONTINUING OPERATIONS                      $     (3,940,925)  $      (8,195,349)
                                                              ---------------    ----------------
     Adjustments to reconcile (loss)
      to net cash (used in) operating activities:
        Depreciation and Amortization                                 31,548           1,564,029
        Changes in Operating Assets and Liabilities -
           Decrease in Accounts Receivable                           232,541               3,544
           (Increase)Decrease in Other Assets                        (33,913)             87,693
           Decrease in Prepaid Expenses                              117,701             146,840
           Increase (Decrease) in Accounts Payable
            and Accrued Expenses                                     423,484            (916,311)
                                                             ---------------    ----------------
     CASH (USED IN) CONTINUING OPERATING ACTIVITIES               (3,169,565)         (7,309,554)

     CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES               25,551           5,377,105
                                                              ---------------    ----------------
     NET CASH (USED IN) OPERATING ACTIVITIES                      (3,144,014)         (1,932,448)
                                                              ---------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                              (2,458)             (2,709)
                                                              ---------------    ----------------
     CASH (USED IN) CONTINUING
      INVESTING ACTIVITIES                                            (2,458)             (2,709)
     CASH (USED IN) DISCONTINUED INVESTING ACTIVITIES               (130,000)            (52,404)
                                                              ---------------    ----------------
     NET CASH (USED IN) INVESTING ACTIVITIES                        (132,458)            (55,113)
                                                              ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Escrow Deposits Utilized                                         128,151           2,365,690
    Deposit to Escrow Funds                                         (320,000)                  0
    Decrease in Balances Due From
      Discontinued Subsidiaries                                    2,382,852           5,038,071
    Principal Payments on Short Term Notes                          (178,233)           (138,950)
                                                              ---------------    ----------------
     CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES              2,012,770           7,264,811
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES               (408,091)         (6,018,205)
                                                              ---------------    ----------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,604,679           1,246,606
                                                              ---------------    ----------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,671,792)           (740,955)
          LESS CASH AND CASH EQUIVALENTS AT END OF PERIOD
            FROM DISCONTINUED OPERATIONS                             512,540             693,504
     CASH AND CASH EQUIVALENTS AT BEGINNING OF
       PERIOD FROM CONTINUING OPERATIONS                           1,358,200             213,795
                                                              ---------------    ----------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD             $        198,948   $         166,344
                                                              ===============    ================

     Supplemental Disclosures of Cash Flow Information:
                  Cash paid during the period for:
                  Interest                                  $              0   $       3,926,622
                  Income Taxes                              $              0   $               0

Supplemental Schedule of Non-Cash Investing and Financing Activities:
During the six months ended December 31, 1998 , the Company recorded an unrealized loss of $10,840 on trading securities


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

     The Company has sustained losses of approximately $7.9 million and $18.3 million during fiscals 1999 and 1998, respectively and a net loss of approximately $3.9 million for the six months ended December 31, 1999. The Company believes its projected cash flows from its current operations will be sufficient until June 30, 2000. There can be no assurances beyond that date.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of December 31, 1999 consist of the following:

                                               December 31, 1999
                                               -----------------
Classified As:
Current Assets                               $     1,441,925
Current Liabilities                                1,492,526
                                               -----------------
         Net Assets of Discontinued
           Operations - Current                      (50,601)
Long-Term Property Assets of
    Garden State Park                             30,000,000
                                               -----------------
Net Assets of Discontinued Operations        $    29,949,399
                                               =================

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

     The note would accrue interest at a 22% per annum rate, which will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer at any time after the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer on the day before the 30th anniversary of its issuance. (See Note 13- B)

         The sale of the El Rancho property to Turnberry/Las Vegas Boulevard LLC or to any other buyer cannot be assured at this time.

(5)      RESERVE ESCROW DEPOSITS

     At December 31, 1999, $374,948 was held in various reserve cash escrow deposit accounts that were established in connection with the Company's two-year $55 million credit facility with Credit Suisse. The terms of such credit facility provided that such reserve accounts be held by LaSalle National Bank. In connection with the January 28, 1999 sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facility, Credit Suisse released to the Company approximately $4,475,000 from its escrow reserves to pay down debt and for working capital purposes. On August 2, 1999, the Company made a payment of $320,000 to Credit Suisse for interest due which was credited to the escrow accounts. In connection with the restructuring agreement on January 21, 2000, Credit Suisse released to the Company the $167,476 balance in the escrow deposit accounts which will be used by the Company for working capital purposes. (See Note 13-A)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)      NOTES AND MORTGAGES PAYABLE

         Notes and Mortgages Payable are summarized below:

                                                            December 31, 1999
                                                          ---------------------
                                  Interest % Per Annum     Current    Long-Term
                                ------------------------  ---------------------
International Thoroughbred
Breeders Inc.:
Credit Suisse First Boston (A)     LIBOR Rate plus 7%  $ 32,262,891   $     -0-
                              (12/31/99 rate 12.823%)
REB Bankruptcy Trustee (B)                 Prime Rate     3,361,940
                                (12/31/99 rate 8.50%)
Other                                         Various       136,640         -0-

Garden State Park:
Service America Corporation (C)                    6%       400,000         -0-
Other (D)                                     Various       182,165         -0-
                                                        -----------     -------
    Totals                                             $ 36,343,636   $     -0-
Less Amounts Reclassified to:
  Net Assets of Discontinued
    Operations - Current                                    582,165         -0-
    Totals                                             $ 35,761,471   $     -0-
                                                        ===========     =======

The effective LIBOR Rate and the Prime Rate at December 31, 1999 was 5.823% and 8.50%, respectively.

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

     (B) On January 28, 1999 in connection with the Delaware Settlement, the Company ("ITB") executed a note (the "Trustee Note") in the principal amount of $3,558,032 to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan (the "Trustee") in order to purchase 2,904,016 shares of the Company's Common Stock from NPD. Pursuant to the Trustee Settlement associated with the Delaware Settlement, the Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032; (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (i) January 15, 2001, or (ii) the closing of either the sale of the Company's non- operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); (c) a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement; (e) subordinate interests in both the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note. On July 15, 1999, the escrow interest payment in the amount of $195,000, together with interest earned from January 28, 1999 to that date, was applied to the principal balance of the note reducing the principal balance on the note to $3,361,940.

     In connection with the January 21, 2000 Restructure Agreement with Credit Suisse, the Trustee

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

(7)      INCOME TAX EXPENSE

     The Company's income tax expense for the three and six month periods ending December 31, 1998 relates to New Jersey income taxes for its Freehold Raceway operations.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The Company's debt with CSFB is due on June 30, 2000. Unless the sale of the El Rancho property and Garden State Park property is consummated prior to that date, the Company will be in default in connection with the CSFB loan agreement. Additionally, the cash proceeds from the sales must be in an amount sufficient to satisfy the loan due on the trustee note together with accrued interest. The total amount due on June 1, 2000 to satisfy the CSFB loan together with accrued interest and fees and the trustee note together with accrued interest is approximately $39,500,000. The proceeds from the sale of the El Rancho and Garden State Park properties are expected to be sufficient to meet this obligation.

LEGAL PROCEEDINGS

Harris v. DeSantis, et al.

     The first New Jersey Action, filed on February 24, 1998 in the New Jersey District Court, captioned Myron Harris, derivatively on behalf of International Thoroughbred Breeders, Inc. v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley, Charles R. Dees, Jr. and Francis W. Murray ("Harris-Federal"), C.A. No. 98-CV-517(JBS), is a derivative suit brought by a stockholder of the Company. The factual allegations and claims asserted in the Harris- Federal complaint are virtually identical to the claims asserted in the Quigley complaint and in the Counterclaim asserted by the Company in the Quigley action.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     ITB is hopeful that the Company and the D&O Carrier will reach an agreement in the near future

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     For additional information regarding legal proceedings see Footnote13 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 1999.

(9)      DEFERRED FINANCING COSTS

     Deferred financing costs at December 31, 1998 include those amounts associated with its May 23, 1997 financing agreement with Credit Suisse. These costs of $6,238,731 were being expensed over the original two year life of the loan. Amortization expense for the three and six months ended December 31, 1998 were $765,813 and $1,529,602, respectively.

(10)     STOCK OPTIONS AND WARRANTS

         (A)      EMPLOYEE AND  NON-EMPLOYEE OPTIONS

     At December 31, 1999, total employee options outstanding were 1,055,000 and total non-employee options outstanding were 300,000.

         (B)      WARRANTS

     At December 31, 1999, total warrants outstanding were 2,604,000 and have been accounted for as financing costs and costs associated with the acquisition of the El Rancho property. The fair value of the warrants issued in connection with the acquisition of the El Rancho property had been capitalized and were to be amortized when the facility became operational; however, the Company has determined to dispose of the El Rancho Property.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(11)     RELATED PARTY TRANSACTIONS

     Kenneth Scholl, a director of the Company until July 23, 1998, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN paid Stanford Company $10,000 per month for consulting services, including Mr. Scholl's services as project manager for the El Rancho Property. LVEN was reimbursed by the Company for the payments to Stanford Company. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. During the six months ended December 31, 1999 and 1998, the Company paid Mr. Scholl $60,000 for these services. Additionally, Mr. Scholl was paid director fees of $10,000 in Fiscal 1998. Mr. Scholl was elected president and director of Casino-Co in March 1996, he resigned as a board member on March 14, 1997 and resigned as president on May 19, 1997. Mr. Scholl also held the position of Secretary and resigned the position on March 1, 1998.

     For  additional   information  regarding  related  party  transactions  see
Footnote18 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 1999.

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

(13)     SUBSEQUENT EVENTS

         (A)      RESTRUCTURING AGREEMENT WITH CREDIT SUISSE

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         (B)      AGREEMENT OF SALE OF EL RANCHO

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


         (C)      AGREEMENT OF SALE OF GARDEN STATE RACE TRACK

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1999


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

     The Company's working capital, as of December 31, 1999, was a deficit of ($36,785,938) which represents a decrease in the deficit of approximately $1,506,514 from the December 31, 1998 working capital deficit of ($38,292,452). The decrease in the deficit was primarily caused by: (i) the retirement of $24.5 million of the debt to the Company's primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"); (ii) the decrease in accrued expenses primarily associated with the Delaware Settlement; partially offset by (iii) the sale of the Freehold net operating assets which were classified as current assets in the prior fiscal year; (iv) the decrease in reserve escrow deposits primarily associated with the interest on debt; (v) the increase in the Credit Suisse debt associated with the accrued interest in the amount of $1,762,891 being added to the principal balance of the note on November 17, 1999; and (vi) the promissory note in the amount of $3,361,940 associated with the Company's purchase of its common stock from NPD.

     On May 23, 1997, the Company obtained a credit facility from Credit Suisse. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Proceeds of this facility were used to repay in full the Company's $30 million existing credit facility and were used to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the LIBOR rate. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts ( including $10 million in an interest reserve account). Financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. On January 28, 1999, the credit facility was reduced to $30.5 million in connection with the sale of certain assets of Freehold Raceway and the sale of a ten-acre parcel land at the Garden State Park facility. At December 31, 1999, the interest rate on the Credit Suisse Credit Facility was 12.823%. On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The Restructure Agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 30, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure Agreement in the amount of $80,000. Credit Suisse has agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until the maturity date of June 30, 2000. Such interest amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1999


such interest becomes due. Commencing April 16, 2000 and until 30 days following the closing of the sale of the El Rancho property, interest accruing shall be paid by Turnberry/Las Vegas Boulevard LLC ("Turnberry"), the purchaser of the El Rancho property. (See Notes 6-A and 13-A)

     The Credit Suisse Credit Facility is evidenced by a convertible promissory note (the "CSFB Note") pursuant to which $10 million of the aggregate principal amount of the CSFB Note can be converted in certain circumstances, including on the maturity date of the CSFB Note, upon the prepayment of at least $10 million in an aggregate principal amount of the CSFB Note or upon acceleration of the CSFB Note, at the option of Credit Suisse, into shares of the Company's Common Stock at a conversion price of $8.75 per share (subject to adjustment in certain events).

     The net loss for the six months ended December 31, 1999 was ($3,940,926). Cash flows used in operating activities amounted to $3,144,013.

     Cash used in investing activities was $132,458 during the six months ended December 31, 1999, primarily the result of cash used by discontinued operations.

     Cash provided by financing activities was $1,604,679 during the six months ended December 31, 1999, consisting principally of decreases in amounts due from Discontinued Operations.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1999


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

     Pursuant to the Restructure Agreement, Garden State Race Track, Inc. transferred title to the Garden State Race Track to GSRT, LLC , a wholly owned subsidiary of the Company ("GSRT"), a Delaware limited liability company in which Garden State Race Track, Inc. is the sole member, the result of which effects no change in real ownership. Pursuant to the limited liability company agreement of GSRT entered into in connection with the Restructure Agreement, Garden State Race Track, Inc. may cause GSRT to enter into an arm's-length sale or joint venture of the Garden State Property under certain enumerated circumstances and conditions, including that the purchase price for such sale or joint venture be at least equal to fifty-percent of the combined outstanding principal balance of the CSFB Loan and the Trustee Note, which amount must be paid to Credit Suisse, and the contract for such sale or joint venture be entered into on or prior to January 25, 2000 (the "GSRT Option").

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1999


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

     On March 1, 2000, International Thoroughbred Breeders, Inc. signed an agreement for the sale of the El Rancho property in Las Vegas, Nevada to Turnberry/Las Vegas Boulevard, LLC on basically the same terms previously reported in the Company's Form 8-k dated January 21,2000. The purchase price is estimated to be $45,000,000. The purchase price will be paid by: (i) a $100,000 deposit into escrow at the signing of the Purchase and Sale Agreement; (ii) a $400,000 additional deposit into escrow due on March 15, 2000, and (iii) the balance of the purchase price due at the closing, payable in cash.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1999


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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company's debt with its major lender is due June 30, 2000 and the Company has sustained a loss of approximately $3.9 million for the six months ended December 31, 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations for the Three Months Ended December 31, 1999 and 1998

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park, and the lease of the Garden State Park facilities, accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the periods presented.

     Revenue from continuing operations for the three months ended December 31, 1999 increased slightly primarily as a result of rental income generated by the Garden State Park lease partially offset by decreased interest income. Expenses from continuing operations for the three month periods decreased

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1999


$2,023,980 or 49%, for the second quarter of Fiscal 2000. This decrease in the expenses was primarily the result of a decrease in: (i) general and administrative expenses of $580,214 or 41% from $1,422,746 in Fiscal 1999 to $842,532 in Fiscal 2000; (ii) a decrease in interest and financing expense of $750,956 primarily as a result reduced debt and the costs associated with the debt no longer being amortized. Income from discontinued operations was $2,113,840 for the second quarter of Fiscal 1999.

     The decrease in general and administrative expenses of $580,214 was principally attributable to: (i) a decrease in officer and corporate administrative salaries and benefits of approximately $152,000 associated with the termination of certain agreements upon consummation of the Delaware Settlement; (ii) a decrease in consulting fees and director fees of approximately $121,500 associated with the termination of certain agreements upon consummation of the Delaware Settlement; (iii) a decrease in professional fees of $141,320 associated with the change of accountants for Fiscal 1999 and 2000; (iv) corporate costs associated with the information statement provided to the Company's stockholders in the second quarter of Fiscal 1999 of approximately $126,000; (v)a decrease of approximately $91,000 in travel expenses and the administrative costs of operating an office in New Mexico; (vi) a costs of $60,000 in penalties assessed by the New Jersey Racing Commission associated with the Casino-Co Stock issuance in Fiscal 1999; partially offset by (vii) an increase in legal fees of approximately $91,000 during the quarter in connection with an SEC investigation of Company transactions and reports.

     During the second quarter of Fiscal 2000, the Company incurred a net loss from continuing operations of ($2,021,383) as compared to a net loss from continuing operations of ($1,939,353) for the comparable quarter in Fiscal 1999. Income from discontinued operations was $2,113,840 for the second quarter of Fiscal 1999. The increase in net loss of $82,030 was the result of those differences described above.

Results of Operations for the Six Months Ended December 31, 1999 and 1998

     As a result of the sale and lease of racetrack assets described above, the operating results of the racetrack subsidiaries for the six month periods have been segregated and reported as discontinued operations for each of the periods presented.

     Revenue from continuing operations for the six months ended December 31, 1999 decreased $29,641 from $213,081 in Fiscal 1999 to $183,440 in Fiscal 2000 primarily as a result of decreased interest income partially offset by rental income generated by the Garden State Park lease. Expenses from continuing operations decreased $4,283,064 or 51%, from $8,408,430 in Fiscal 1999 to $4,124,366 in Fiscal 2000. This decrease in expenses was primarily the result of: (i) a decrease in general and administrative expenses of $1,410,585 or 52% from $2,735,322 in Fiscal 1999 to $1,324,737 in Fiscal 2000; (ii) a decrease in interest and financing expense of $1,377,547 primarily as a result reduced debt; and the costs associated with the debt no longer being amortized.

     The decrease of $1,410,585 in general and administrative expenses was principally attributable to: (i) a decrease of approximately $441,000 in legal expenses associated with the various director and stockholder lawsuits in the prior fiscal year partially offset by an increase in legal fees of approximately

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 1999


$91,000 during the second quarter in connection with an SEC investigation of Company transactions and reports; (ii) a decrease in officer and corporate administrative salaries and benefits of approximately $335,000 primarily associated with the termination of certain agreements upon consummation of the Delaware Settlement; (iii) a decrease in consulting and director fees of $210,000 associated with the termination of certain agreements upon consummation of the Delaware Settlement; (iv) a decrease of approximately $150,000 in travel expenses and the administrative costs of operating an office in New Mexico; (v) a decrease in accounting fees of $141,320 associated with the change of accountants for Fiscal 1999 and 2000; (vi) a costs of $60,000 in penalties assessed by the New Jersey Racing Commission associated with the Casino-Co Stock issuance in Fiscal 1999; (vii) an increase in corporate costs associated with the information statement provided to the Company's stockholders as discussed above; and (viii) a decrease in political contributions of $50,000 associated with New Jersey legislation affecting racetrack operations.

     During the first half of Fiscal 2000, the Company incurred a net loss from continuing operations of ($4,124,366) as compared to a net loss from continuing operations of ($8,408,430) for the comparable period in Fiscal 1999. Income from discontinued operations was $4,256,544 for the first half of Fiscal 1999. The slight increase in net loss was the result of those differences described above.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On December 9, 1998, 7,619,446 shares of Common Stock representing 54.5% of the outstanding Common Stock were voted in favor of the following:

     (A) The sale of Freehold Raceway and a ten-acre parcel of land at Garden State Park to Greenwood New Jersey.

     (B) The lease of substantially all of the real property and related assets of Garden State Park.

     (C) The disposition by sale, exchange or otherwise of all or a portion of Garden State Park in Cherry Hill, New Jersey and the non-operating former El Rancho Hotel and Casino in Las Vegas, Nevada.

Item 6.   Exhibits and Reports on Form 8-K

     During the quarter ended December 31, 1999, the registrant filed the following Current Reports on Form 8-K:



        Date                              Subject Matter
--------------------      ---------------------------------------------------


November 1, 1999           Change of Accountants

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





                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.


May 16, 2000                /s/Robert J. Quigley
                               Robert J. Quigley, President, and
                               Chairman of the Board




May 16, 2000                /s/William H. Warner
                               William H. Warner
                               Treasurer
                               (Principal Financial and Accounting Officer)