Form 10-Q
period 2000-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2000-05-18
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2000
                               ---------------------------------------------
                                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ---------------------------------------------


Commission file number        0-9624
                      ----------------------

                   International Thoroughbred Breeders, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  22-2332039
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                  P.O. Box 1232, Cherry Hill, New Jersey 08034
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (856) 488-3838
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                    for the Nine Months ended March 31, 2000
                                   (Unaudited)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2000 AND JUNE 30, 1999

                                     ASSETS

                                            March 31,
                                               2000             June 30,
                                           (UNAUDITED)            1999
                                         -----------------  ------------------
CURRENT ASSETS:
     Cash and Cash Equivalents         $           94,018 $         1,358,200
     Reserve Escrow Deposits                            0             182,154
     Accounts Receivable                            2,235             234,774
     Prepaid Expenses                             130,781             349,182
     Other Current Assets                          39,003              53,771
     Net Assets of Discontinued
      Operations - Current                       (279,427)            494,699
                                         -----------------  ------------------
          TOTAL CURRENT ASSETS                    (13,390)          2,672,780
                                         -----------------  ------------------


NET ASSETS OF DISCONTINUED
 OPERATIONS - Long Term                        30,000,000          30,000,000
                                         -----------------  ------------------

PROPERTY HELD FOR SALE                         42,149,755          42,149,755
                                         -----------------  ------------------

LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                           214,097             214,097
     Equipment                                    685,886             683,428
                                         -----------------  ------------------
                                                  899,983             897,525
     LESS: Accumulated Depreciation
           and Amortization                       373,060             329,667
                                         -----------------  ------------------

          TOTAL LAND, BUILDINGS AND
              EQUIPMENT, NET                      526,923             567,858
                                         -----------------  ------------------



OTHER ASSETS:
     Deposits and Other Assets                  1,003,172           1,198,172
                                         -----------------  ------------------
          TOTAL OTHER ASSETS                    1,003,172           1,198,172
                                         -----------------  ------------------


TOTAL ASSETS                           $       73,666,460 $        76,588,565
                                         =================  ==================


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2000 AND JUNE 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31,
                                                    2000        June 30,
                                                (UNAUDITED)       1999
                                              ---------------------------
CURRENT LIABILITIES:
     Accounts Payable                       $      129,487  $     267,941
     Accrued Expenses                            1,586,480      1,176,796
     Current Maturities of
      Long-Term Debt                            36,713,200     34,297,145
     Deferred Income                               500,000              0
                                             -------------- --------------
       TOTAL CURRENT LIABILITIES                38,929,167     35,741,882
                                             -------------- --------------


COMMITMENTS AND CONTINGENCIES                       -              -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock,
     $100.00 Par Value,
       Authorized 500,000 Shares,
       Issued and Outstanding,
       362,482 and 362,482 Shares,
       Respectively                             36,248,375     36,248,175
     Common Stock, $2.00 Par Value,
     Authorized 25,000,000 Shares,
      Issued, 11,884,260 and
      11,884,249 Shares,
      and Outstanding, 8,980,244 and
      8,980,233 Shares, Respectively            23,768,527     23,768,497
     Capital in Excess of Par                   26,144,552     26,144,782
     (Deficit) (subsequent to
     June 30, 1993, date of
     quasi-reorganization)                     (44,136,204)   (38,023,064)
                                             -------------- --------------
          TOTAL                                 42,025,250     48,138,390
     LESS:
        Treasury Stock, 2,904,016
        Shares, at Cost                         (7,260,040)    (7,260,040)
        Deferred Compensation, Net                 (27,917)       (31,667)
                                             -------------- --------------
          TOTAL STOCKHOLDERS' EQUITY            34,737,293     40,846,683
                                             -------------- --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   73,666,460  $  76,588,565
                                             ============== ==============



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                               Preferred                Common
                                         ---------------------- --------------------------
                                         Number of                Number of
                                          Shares      Amount        Shares       Amount
                                         ---------------------- ------------- ------------
BALANCE - JUNE 30, 1999                   362,482 $ 36,248,175    11,884,249 $ 23,768,497

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                  2          200            15           30
   Amortization of Deferred
    Compensation Costs                     ---       ---          ---              ---
   Net (Loss) for the Nine Months
    Ended March 31, 2000                   ---       ---          ---              ---

                                         --------- ------------ ------------- ------------
BALANCE - MARCH 31, 2000                  362,484 $ 36,248,375    11,884,264 $ 23,768,527
                                         ========= ============ ============= ============



                                              Capital     Retained      Treasury    Deferred
                                             in Excess    Earnings        Stock,     Compen-
                                              of Par      (Deficit)      At Cost     sation      Total
                                           ------------  ------------  ----------- ---------  -----------
BALANCE - JUNE 30, 1999                  $  26,144,782 $ (38,023,064)$ (7,260,040)$ (31,667) $ 40,846,683

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                    (230)      ---          ---         ---          ---
   Amortization of Deferred
    Compensation Costs                         ---           ---          ---         3,750         3,750
   Net (Loss) for the Nine Months
    Ended March 31, 2000                       ---        (6,113,140)     ---         ---      (6,113,140)

                                          ------------- ------------- ------------ --------- -------------
BALANCE - MARCH 31, 2000                 $  26,144,552 $ (44,136,204)$ (7,260,040)$ (27,917) $ 34,737,293
                                          ============= ============= ============ ========= =============



     See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                      Three Months Ended          Nine Months Ended
                                                          March 31,                   March 31,
                                                 ------------------------------------------------------
                                                       2000          1999         2000         1999
                                                 -------------  ------------  -----------  ------------
REVENUE:
     Rental Income                             $        76,199 $      58,936 $    230,154 $      58,936
     Interest Income                                     5,263        85,306       34,749       298,387
                                                 --------------  ------------  ----------- -------------
                       TOTAL REVENUES                   81,462       144,242      264,903       357,323
                                                 --------------  ------------  ----------- -------------

EXPENSES:
     General & Administrative Expenses                 807,295       895,880    2,132,032     3,631,202
     Interest and Financing Expenses                 1,139,091     3,270,181    3,285,517     6,794,154
     Amortization of Financing Costs                         0     1,044,839            0     2,574,441
     El Rancho Property Carrying Costs                 307,291       303,029      960,494       922,562
                                                 --------------  ------------  ----------- -------------
                       TOTAL EXPENSES                2,253,676     5,513,929    6,378,043    13,922,359
                                                 --------------  ------------  ----------- -------------

(LOSS) FROM CONTINUING OPERATIONS
                                                 --------------  ------------  ----------- -------------
   BEFORE DISCONTINUED OPERATIONS                   (2,172,215)   (5,369,687)  (6,113,140)  (13,565,036)
                                                 --------------  ------------  ----------- -------------

INCOME FROM DISCONTINUED OPERATIONS:
     Net Gain on Sale of Net Assets of
      Discontinued Operations                               0     3,621,507            0     3,621,507
       (less applicable state income taxes
         of $1,335,500)
     Income from operations of discontinued
      racetrack operations (less applicable
      state income taxes of $22,500 and
      $150,000 for the respective three
      and nine months ended March 31, 1998)                  0       247,640            0     4,504,184
                                                 --------------  ------------  ----------- -------------
     INCOME FROM DISCONTINUED OPERATIONS                     0     3,869,147            0     8,125,691
                                                 --------------  ------------  ----------- -------------

                                                 --------------  ------------  ----------- -------------
NET (LOSS)                                     $    (2,172,215)$  (1,500,540)$ (6,113,140)$  (5,439,345)
                                                 ==============  ============  =========== =============


BASIC PER SHARE DATA:

(LOSS) BEFORE DISCONTINUED OPERATIONS          $         (0.24)$       (0.59)$      (0.68)$       (1.08)

NET GAIN ON SALE OF NET ASSETS
   OF DISCONTINUED OPERATIONS                             0.00          0.40         0.00          0.29
INCOME FROM DISCONTINUED OPERATIONS                       0.00          0.03         0.00          0.36

                                                 --------------  ------------  ----------- -------------
NET (LOSS)                                     $         (0.24)$       (0.16)$      (0.68)$       (0.43)
                                                 ==============  ============  =========== =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                8,980,245     8,980,226    8,980,240    12,409,426
                                                 ==============  ============  =========== =============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                    Nine Months Ended
                                                                         March 31,
                                                             --------------------------------
                                                                   2000           1999
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     (LOSS) FROM CONTINUING OPERATIONS                       $  (6,113,140)  $ (13,565,036)
                                                              -------------    ------------
     Adjustments to reconcile (loss) to net cash
     (used in) operating activities:
        Depreciation and Amortization                               47,143       2,613,859
        Loss on Disposal of Fixed Assets                                          146,238
        Changes in Operating Assets and Liabilities -
           Decrease in Accounts Receivable                         232,541          36,838
           (Increase)Decrease in Other Assets                       14,768         179,900
           Decrease in Prepaid Expenses                            218,401         200,486
           Increase (Decrease) in Accounts Payable
            and Accrued Expenses                                   271,230        (914,871)
                                                              -------------    ------------
     CASH (USED IN) CONTINUING OPERATING ACTIVITIES             (5,329,057)    (11,302,586)

     CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES            104,129      10,755,328
                                                              -------------    ------------
     NET CASH (USED IN) OPERATING ACTIVITIES                    (5,224,928)       (547,258)
                                                              -------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Non-refundable Deposit on El Rancho                            500,000               0
    Proceeds from Sale of Freehold                                       0      17,900,000
    Proceeds from Sale of Land at Garden State Park                      0       2,000,000
    Purchase of 2,904,016 Shares of Treasury Stock                       0      (6,850,000)
    Capital Expenditures                                            (2,458)        (69,044)
                                                              -------------   ------------
     CASH PROVIDED BY (USED IN) CONTINUING
      INVESTING ACTIVITIES                                         497,542      12,980,956
     CASH (USED IN) DISCONTINUED
      INVESTING ACTIVITIES                                        (130,000)        (85,068)
                                                              -------------   ------------
     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                         367,542      12,895,888
                                                              -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Escrow Deposits Utilized                                       502,159       9,311,725
    Deposit to Escrow Funds                                       (320,000)              0
    Decrease in Balances Due From
     Discontinued Subsidiaries                                   2,611,679     (14,460,563)
    Principal Payments on Short Term Notes                         773,496      (2,708,426)
                                                              -------------    ------------
     CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES            3,567,334      (7,857,264)
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES             (678,312)     (4,644,520)
                                                              -------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   2,889,022     (12,501,784)
                                                              -------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (1,968,364)       (153,154)
     LESS CASH AND CASH EQUIVALENTS AT END OF PERIOD
      FROM DISCONTINUED OPERATIONS                                 704,184       2,099,952
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
      FROM CONTINUING OPERATIONS                                 1,358,200         213,795
                                                              -------------    -----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD              $      94,018   $   2,160,593
                                                              =============    ===========

     Supplemental Disclosures of Cash Flow Information:
                       Cash paid during the period for:
                       Interest                              $           0   $   4,636,979
                       Income Taxes                          $      61,415   $   1,500,000

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     During the nine  months  ended  March 31,  1999,  the  Company  recorded an unrealized loss of $12,078 on trading securities.
     During the nine months ended March 31, 1999, the Company issued warrants to purchase 497,153 shares of Common Stock at a fair value of $1,242,883 in connection with financing agreements.
     During the nine months ended March 31, 1999, the Company canceled 2,093,868 shares of Common Stock in connection with the Delaware Settlement. During the nine months ended March 31, 1999, the purchase of 2,904,016 shares of Common Stock was financed, in part, through a long term note in the amount of $3,558,032.
     During the nine months ended March 31, 1999, $22,000,000 of the Company's short term debt was assumed by the the purchaser in in connection with the sale of certain assets at Freehold Raceway and Garden State Park.


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

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. The remaining debt to the Company's primary lender was due June 1, 1999. On May 7, 1999, the Company notified their primary lender, Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"), of its intent to extend the loan maturity date to June 1, 2000. On January 21, 2000 after obtaining the written consent of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The restructure agreement returns the loan to a good standing position and extends the maturity date of the CSFB Loan to June 30, 2000.

     On January 25, 2000, the Company entered into agreements with unrelated third parties for the sale of the Garden State Park and the El Rancho properties. Unless the scheduled closing of the El Rancho property on June 1, 2000, is consummated and the closing of the Garden State Park property is consummated, the Company will be in default with respect to the Credit Suisse loan due on June 30, 2000. The Company does not have any committed source of working capital and there are no assurances that the Company would be successful in obtaining working capital from other sources. There can be no assurances that either sale of the El Rancho or the Garden State Park properties will be consummated or to the timing thereof.

     The Company has sustained losses of approximately $7.9 million and $18.3 million during fiscals 1999 and 1998, respectively and a net loss of approximately $6.1 million for the nine months ended March 31, 2000.. The Company believes its projected cash flows from its current operations will be sufficient until June 30, 2000. There can be no assurances beyond that date.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of March 31, 2000 consist of the following:

                                                   March 31, 2000
                                                 -------------------
Classified As:
Current Assets                                 $           1,197,873
Current Liabilities                                        1,477,300
                                                 -------------------
         Net Assets of Discontinued
          Operations - Current                              (279,427)

Long-Term Property Assets of Garden State Park            30,000,000
                                                 -------------------
Net Assets of Discontinued Operations          $          29,720,573
                                                 ===================

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

     the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer on the day before the 30th anniversary of its issuance.

     The sale of the El Rancho property to Turnberry/Las Vegas Boulevard LLC or to any other buyer cannot be assured at this time.

(5)      RESERVE ESCROW DEPOSITS

     In connection with the restructuring agreement on January 21, 2000 Credit Suisse released to the Company the $167,476 balance in the escrow deposit accounts which were used by the Company for working capital purposes.

(6)      NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                             March 31, 2000
                                                        -----------------------
                                 Interest % Per Annum      Current    Long-Term
                                ---------------------   ------------ -----------
International Thoroughbred
Breeders Inc.:
Credit Suisse First Boston (A)      LIBOR Rate plus 7%  $  33,022,749   $ -0-
                                (3/31/00  rate 13.133)
REB Bankruptcy Trustee (B)                  Prime Rate      3,652,226
                                     (3/31/00 rate 9%)
Other                                          Various         38,225     -0-

Garden State Park:
Service America Corporation (C)                     6%        320,800     -0-
Other (D)                                      Various        325,382     -0-
                                                          -----------    ----
    Totals                                              $  37,359,382     -0-
Less Amounts Reclassified to:
  Net Assets of Discontinued
    Operations - Current                                      646,182     -0-
                                                          -----------    ----
    Totals                                              $  36,713,200   $ -0-
                                                          ===========    ====

The effective LIBOR Rate and the Prime Rate at March 31, 2000 was 6.133% and 9%, respectively.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

evidenced by a convertible promissory note (the "Credit Suisse Note").

     On January 21, 2000 after obtaining the written consent of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. On November 17, 1999, the Company and Credit Suisse signed a term sheet outlining the term and conditions of the Restructure Agreement. At that time, accrued interest in the amount of $1,762,891 was added to the principal balance of the note.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

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

(7)      INCOME TAX EXPENSE

     The Company's income tax expense for the three and nine month periods ending March 31, 1998 relates to New Jersey income taxes for its Freehold Raceway operations.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

     The Chapter 11 Bankruptcy  Trustee (the "Trustee") for the estate of Robert
E. Brennan has asserted certain claims challenging the ownership of approximately 2,300,000 shares of the Company's Common Stock (the "Shares") held by certain individuals. In order to preserve the Company's net operating loss carryforwards from being lost due to the shares being transferred, the Company and the Trustee have entered into an agreement whereby the Trustee has agreed to accept a letter of credit for $1,150,000, which will be secured by an amount of $1,150,000 held in escrow, for his interest in the Shares in the event that he is awarded a judgement granting him an ownership interest in the Shares.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

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

(9)      DEFERRED FINANCING COSTS

     Deferred financing costs at March 31, 1999 include those amounts associated with its May 23, 1997 financing agreement with Credit Suisse. These costs of $6,238,731 were being expensed over the original two year life of the loan. Amortization expense for the three and nine months ended March 31, 1999 were $1,044,839 and $2,574,441, respectively.

(10)     STOCK OPTIONS AND WARRANTS

         (A)      EMPLOYEE AND  NON-EMPLOYEE OPTIONS

     At March 31, 2000, total employee options outstanding were 1,055,000 and total non-employee options outstanding were 300,000.

         (B)      WARRANTS

     At March 31, 2000, total warrants outstanding were 2,604,000 and have been accounted for as financing costs and costs associated with the acquisition of the El Rancho property. The fair value of the warrants issued in connection with the acquisition of the El Rancho property had been capitalized and were to be amortized when the facility became operational; however, the Company has determined to dispose of the El Rancho Property.

(11)     RELATED PARTY TRANSACTIONS

     Kenneth Scholl, a director of the Company until July 23, 1998, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Until December 31, 1997, LVEN paid Stanford Company $10,000 per month for consulting services, including Mr. Scholl's services as project manager for the El Rancho Property. LVEN was reimbursed by the Company for the payments to Stanford Company. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. During the nine months ended March 31, 2000 and 1999, the Company paid Mr. Scholl $90,000 for these services. Additionally, Mr. Scholl was paid director fees of $10,000 in Fiscal 1998. Mr. Scholl was elected president and director of Casino-Co in March 1996, he resigned as a board member on March 14, 1997 and resigned as president on May 19, 1997. Mr. Scholl also held the position of Secretary and resigned the position on March 1, 1998.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's working capital, as of March 31, 2000, was a deficit of ($38,942,557) which represents an increase in the deficit of approximately $11,526,754 from the March 31, 1999 working capital deficit of ($27,416,103). The increase in the deficit was primarily caused by: (i) a decrease in cash of $2,066,576 and a decrease in Reserve Escrow Deposits of $1,149,456 which together were used primarily to fund the Company's corporate operating costs;
(ii) a $854,152 decrease in net assets of Discontinued Racetrack Operations primarily the result of cash used by the Company to fund corporate activities:
(iii) the increase in the Credit Suisse debt associated with the accrued interest in the amount of $1,762,891 being added to the principal balance of the note on November 17, 1999 and an additional $840,298 in accrued interest and fees being added on January 28, 2000; (iv) the increase of approximately $1,000,000 in accounts payable and accrued expenses primarily associated with the Company delaying payments due until the scheduled sale of the El Rancho and Garden State Park properties; and (v) a non-refundable deposit of $500,000 on the sale of the El Rancho property classified as deferred income at March 31, 2000.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2000

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

     The net loss for the nine months ended March 31, 2000 was ($6,113,140). Cash flows used in operating activities amounted to $5,224,928.

     Cash provided by investing activities was $367,542 during the nine months ended March 31, 2000, primarily the result of the non-refundable deposit toward the sale of the El Rancho property and cash used by discontinued operations.

     Cash provided by financing activities was $2,889,022 during the nine months ended March 31, 2000, consisting principally of decreases in amounts due from Discontinued Operations.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2000

     The Trustee has asserted certain claims challenging the ownership of approximately 2,300,000 shares of the Company's Common Stock (the "Shares") held by certain individuals. In order to preserve the Company's net operating loss carryforwards from being lost due to the shares being transferred, the Company and the Trustee have entered into an agreement whereby the Trustee has agreed to accept a letter of credit for $1,150,000, which will be secured by an amount of $1,150,000 held in escrow, for his interest in the Shares in the event that he is awarded a judgement granting him an ownership interest in the Shares.

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

     On March 1, 2000, International Thoroughbred Breeders, Inc. signed an agreement for the sale of the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2000

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

     The closing, originally scheduled to occur by March 31, 2000, had been extended to April 30, 2000 after the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of April 2000;
(ii) agreed to pay the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $20,000,000 at 12% for the month of April 2000; and (iii) released $1,600,000, which included the above $100,000 and $400,000 deposits, as a non-refundable deposit to the Company. The closing date was further extended to June 1, 2000 provided the buyer: (i) agreed to pay the approximate $100,000 carrying costs of the El Rancho property for the month of May 2000; (ii) pays the interest due to Credit Suisse First Boston Mortgage Capital, LLC on a principal amount of $19,000,000 at 12% for the month of May 2000; (iii) pays an additional deposit of $900,000 to the Company by April 30, 2000, of which 400,000 has been received; and (iv) demonstrates it has the financial ability to close.

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

     The Company currently estimates that the escrow funds made available on January 21, 2000 associated with the Credit Suisse Restructure Agreement, together with the $500,000 deposit made available March 2, 2000 and the deposits of $2,000,000 received from the extensions of the El Rancho closing and cash generated from the Company's operations prior to the sale of the discontinued operations, will be sufficient to finance its current operations and expected expenditures and carrying costs of the El Rancho Property until June 30, 2000. The Company currently estimates that approximately $200,000 per month is needed to cover operating expenses of International Thoroughbred Breeders and $100,000 per month is needed to cover the carrying costs of the El Rancho Property.

     The Company's debt with CSFB is due on June 30, 2000. Unless the sale of the El Rancho property and Garden State Park property is consummated prior to that date, the Company will be in default in connection with the CSFB loan agreement. Additionally the cash proceeds from the sales must be in an amount sufficient to satisfy the loan due on the trustee note together with accrued interest. The total amount due on June 30, 2000

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2000

to satisfy the CSFB loan together with accrued interest and fees and the trustee note together with accrued interest is approximately $39,500,000. The proceeds from the sale of the El Rancho and Garden State Park properties are expected to be sufficient to meet this obligation.

     The Company's Board is continuing to consider all of the Company's strategic options to maximize stockholder value and alternatives for the Company's future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company's debt with its major lender is due June 30, 2000 and has sustained a loss of approximately $6.1 million for the nine months ended March 31, 2000, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park, and the lease of the Garden State Park facilities, accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the periods presented.

     Revenue from continuing operations for the three months ended March 31, 2000 decreased $62,781 primarily as a result of a decrease interest income partially offset by a one month increase in rental income generated by the Garden State Park lease in Fiscal 2000 as compared to Fiscal 1999. Expenses from continuing operations for the three month periods decreased $3,260,253 or 59% for the quarter of Fiscal 2000 as compared to the same quarter in Fiscal 1999. This decrease in expenses was primarily the result of a decrease in: (i) general and administrative expenses of $88,585 or 10% from $895,880 in Fiscal 1999 to $807,295 in Fiscal 2000; (ii) a decrease in interest and financing expense of $2,131,090 primarily as a result reduced debt and a finance cost of $1,242,883 associated with the Delaware Settlement in the third quarter of fiscal 1999; and
(iii) the costs associated with the debt no longer being amortized.

     The decrease in general and administrative expenses of $88,585 was principally attributable to: (i) a decrease in officer and corporate administrative salaries and benefits of approximately $263,172 associated with the termination of certain agreements upon consummation of the Delaware Settlement; (ii) a decrease in consulting fees and director fees of approximately $30,000 associated with the termination of certain agreements upon consummation of the Delaware Settlement; (iii) a decrease of approximately $30,000 in travel expenses and the administrative costs of operating an office in New Mexico; partially offset by (iv) corporate expenses of approximately $175,000 associated with discontinuing the racetrack subsidiaries; and (v) an increase in legal fees of approximately $45,000 during the quarter in connection with various corporate activies.

     During the third quarter of Fiscal 2000, the Company incurred a net loss from continuing operations of ($2,172,216) as compared to a net loss from continuing operations of ($5,369,687) for the comparable quarter in Fiscal 1999. Income from discontinued racetrack operations was $247,640 for the third quarter of Fiscal 1999. Also during the third quarter of Fiscal 1999, the Company recognized a net gain of $3,621,507, following the write down to fair value of the remaining assets of Garden State Park, on the sale of Freehold Raceway and the sale of a ten-acre parcel at the Garden State Park facility. The increase in net loss of $671,676

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2000

for the three month period was the result of those differences described above.

Results of Operations for the Nine Months Ended March 31, 2000 and 1999

     As a result of the sale and lease of racetrack assets described above, the operating results of the racetrack subsidiaries for the six month periods have been segregated and reported as discontinued operations for each of the periods presented.

     Revenue from continuing operations for the nine months ended March 31, 2000 decreased $92,420 from $357,323 in Fiscal 1999 to $264,903 in Fiscal 2000 primarily as a result of decreased interest income partially offset by rental income generated by the Garden State Park lease. Expenses from continuing operations decreased $7,544,316 or 54%, from $13,922,359 in Fiscal 1999 to $6,378,043 in Fiscal 2000. This decrease in expenses was primarily the result of: (i) a decrease in general and administrative expenses of $1,499,170 or 41% from $3,631,202 in Fiscal 1999 to $2,132,032 in Fiscal 2000; (ii) a decrease in interest and financing expense of $3,508,637 primarily as a result reduced debt and a finance cost of $$1,242,883 associated with the Delaware Settlement in the third quarter of fiscal 1999; and (iii) the costs associated with the debt no longer being amortized.

     The decrease of $1,499,170 in general and administrative expenses was principally attributable to: (i) a decrease of approximately $441,000 in legal expenses associated with the various director and stockholder lawsuits in the prior fiscal year partially offset by an increase in legal fees of approximately $136,000 during the second and third quarters in connection with various corporate activies ; (ii) a decrease in officer and corporate administrative salaries and benefits of approximately $573,000 primarily associated with the termination of certain agreements upon consummation of the Delaware Settlement;
(iii) a decrease in consulting and director fees of $222,000 associated with the termination of certain agreements upon consummation of the Delaware Settlement;
(iv) a decrease of approximately $150,000 in travel expenses and the administrative costs of operating an office in New Mexico; (v) a decrease in professional fees of $141,320 associated with the change of accountants for Fiscal 1999 and 2000; (vi) a costs of $60,000 in penalties assessed by the New Jersey Racing Commission associated with the Casino-Co Stock issuance in Fiscal 1999; and (vii) a decrease in political contributions of $50,000 associated with New Jersey legislation affecting racetrack operations.

     During the nine months ended March 31, 2000, the Company incurred a net loss from continuing operations of ($6,113,140) as compared to a net loss from continuing operations of ($13,565,036) for the comparable period in Fiscal 1999. Income from discontinued racetrack operations was $4,504,184 for the nine months ended March 31, 1999. Also during the third quarter of Fiscal 1999, the Company recognized a net gain of $3,621,507, following the write down to fair value of the remaining assets of Garden State Park, on the sale of Freehold Raceway and the sale of a ten-acre parcel at the Garden State Park facility. The increase in net loss of $673,795 for the nine month period was the result of those differences described above.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2000

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





                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.





May 18, 2000                     /s/Robert J. Quigley
                                    Robert J. Quigley, President, and
                                    Chairman of the Board




May 18, 2000                     /s/William H. Warner
                                    William H. Warner
                                    Treasurer
                                    (Principal Financial
                                     and Accounting Officer)