Form 10-K
period 2000-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2000-10-13
CIK 320573

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2000

          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from  _____  to _____


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


   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]                          No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price on October 6, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,697,461.

The number of shares outstanding of the Registrant's Common Stock was 8,980,260 at October 6, 2000.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-K



                                      INDEX
                                      -----
PART I                                                            PAGE
------                                                            ----
Item 1         Business                                              1

Item 2         Properties                                            6

Item 3         Legal Proceedings                                     6

Item 4         Submission of Matters to a Vote of Security Holders  10

PART II
-------
Item 5         Market for Registrant's Common Equity and Related
               Stockholder Matters                                  11

Item 6         Selected Financial Data                              12

Item 7         Management's Discussion and Analysis of
               Financial Conditions and Results of Operation        13

Item 7A        Quantative and Qualitative Disclosures
               About Market Risk                                    19

Item 8         Financial Statements and Supplemental Data           19

PART III
--------
Item 10        Directors and Executive Officers of
               the Registrant                                       58

Item 11        Executive Compensation                               61

Item 12        Security Ownership of Certain Beneficial
               Owners and Management                                65

Item 13        Certain Relationships and Related Transactions       66

PART IV
-------
Item 14        Exhibits, Financial Statement Schedules
               and Reports on  Form 8-K                             70

                                     PART I

ITEM 1 - BUSINESS

GENERAL

     International Thoroughbred Breeders, Inc. ("ITB"), a Delaware corporation, is a holding company incorporated on October 31, 1980. Until January 28, 1999 when the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., (the "Greenwood Transaction"), ITB was primarily engaged through its operating subsidiaries, in (i) the ownership and operation of standardbred and thoroughbred racetracks in New Jersey (the "Racetrack Operations") and until May 22, 2000 when the Company completed the sale of the non-operating former El Rancho Hotel and Casino(ii) the ownership of a non-operating casino property in Las Vegas, Nevada (the "Casino Development Operations"). ITB owns and operated until January 28, 1999 Garden State Park in Cherry Hill, New Jersey (through its wholly-owned subsidiary Garden State Race Track, Inc.) and also owned and operated Freehold Raceway and certain nearby properties in Freehold, New Jersey (through its wholly-owned subsidiaries Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc.) until it completed the sale of all the assets of Freehold Raceway and the lease of the Garden State Park operations to Greenwood New Jersey, Inc. ("Greenwood"), a wholly-owned subsidiary of Greenwood Racing, Inc. which is the operator of Philadelphia Park., on January 28, 1999. The Greenwood Transaction was subsequently amended to include Penn National Gaming, Inc. ("Penn National") as a 50% joint venture between Greenwood and Penn National (the "Pennwood Transaction"). See "Racing Operations" below. ITB also owned the non- operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada (through its wholly-owned subsidiary Orion Casino Corporation) until it completed the sale of the property on May 22, 2000 to Turnberry/Las Vegas Boulevard, LLC ("Turnberry"). See "Casino Development Operations," On January 25, 2000, the Company entered into agreements to sell the Garden State Park property. See "Developments During the Last Fiscal Year" below. As used in this Form 10-K, the term "Company" includes ITB and its wholly-owned subsidiaries.

     In April 1998, the Company's Board of Directors (the "Board") authorized the exploration of strategic opportunities for the Company, including a possible merger or sale of all of the Company's assets and prior to June 30, 1998, the Company decided to dispose of its racetracks. On January 28, 1999, the Company completed the sale of all of the real property and related assets at Freehold Raceway and the lease of the real property and related assets at Garden State Park to Greenwood, subsequently amended to include the Pennwood Transaction ("Pennwood"). Accordingly, operating results of the Company's racetrack subsidiaries have been segregated and reported as discontinued operations in the accompanying financial statements for each of the two years ended June 30, 1999 and 1998.

     During the year ended June 30, 2000, the Company incurred a loss before discontinued operations of ($6,980,831) as compared to a loss before discontinued operations of ($16,034,769) for the year ended June 30, 1999. Revenue before discontinued operations for the year ended June 30, 2000 decreased $31,737 from $478,325 in Fiscal 1999 to $446,588 in Fiscal 2000 and expenses before discontinued operations decreased $9,085,675 or 55%, from $16,513,094 in Fiscal 1999 to $7,427,419 in Fiscal 2000. In Fiscal 1999, the
Company recognized a gain of $3,657,688 on the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities in addition to income from discontinued racetrack operations of $4,486,384 for the year ended June 30, 1999. The Company incurred a net loss of ($6,980,831) for the year ended June 30, 2000 as compared to a net loss of ($7,890,697) for the comparable period in Fiscal 1999. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     As of September 22, 2000, ITB employed six full-time corporate executive, administrative and clerical personnel.

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

     On January 21, 2000, after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with its primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"). Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The Restructure Agreement returned the loan to a good standing position and extended the maturity date of the CSFB Loan to June 30, 2000. See "Developments During the Last Fiscal Year" below.

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

     On January 25, 2000, the Company and Garden State Race Track, Inc., the owner of Garden State Park, entered into an agreement for the sale of all of the Garden State Park property, excluding a ten-acre parcel of land previously committed to GS Park Racing, L.P., to Turnberry/Cherry Hill, LLC. The terms of the sale meet all the conditions required by Credit Suisse to be a valid GSRT Option, according to a letter received from Credit Suisse. Under the Agreement of Sale, as amended, the purchase price for the Garden State Park real property is $30 million, plus assumption of certain monetary obligations of the Company with respect to the property sold which aggregate approximately $500,000. At closing, $20 million of the purchase price will be payable in cash (of which the Company has already received deposits of $1,000,000), and the buyer will deliver its promissory note in the face amount of $10 million. See "Developments During the Last Fiscal Year" below and Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     On May 22, 2000, the Company, through its wholly-owned subsidiary, Orion Casino Corporation, closed on the sale (the "El Rancho Transaction") of the non-operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada, to Turnberry/Las Vegas Boulevard, LLC ("Turnberry"). The purchase price was $45 million and was paid by: (i) previous cash deposits totaling $2,000,000; and (ii) the balance of the purchase price paid in cash at the closing. See "Developments During the Last Fiscal Year" below and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

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

     On May 22, 2000, the Company, through its wholly-owned subsidiary, Orion Casino Corporation, closed on the sale (the "El Rancho Transaction") of the non-operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada, to Turnberry/Las Vegas Boulevard, LLC ("Turnberry"). The purchase price was $45 million and was paid by: (i) previous cash deposits totaling $2,000,000; and
(ii) the balance of the purchase price paid in cash at the closing. The Company used a portion of the proceeds to purchase a promissory note of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer. See "Developments During the Last Fiscal Year" below and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

DEVELOPMENTS DURING THE LAST FISCAL YEAR

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

     The Restructure Agreement returned the loan to a good standing position and extended the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure Agreement in the amount of $80,000. Credit Suisse has agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until April 15, 2000. Such interest amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due.

     In connection with the Restructure Agreement, the Chapter 11 Bankruptcy Trustee (the "Trustee") for the estate of Robert E. Brennan, to whom the Company and its subsidiaries Garden State Race Track, Inc. and Orion Casino Corporation are indebted to in the remaining principal amount of $3,652,226, as evidenced by a note dated January 28, 1999 (the "Trustee Note"), entered into an agreement with the Company wherein: (i) the amounts due under the Trustee Note are due at the earlier of (a) June 1, 2000 or (b) the date on which the latter of the Garden State Park or El Rancho property is sold, provided that the sale of the latter will satisfy the remaining balance on the CSFB Loan and the Trustee Note;
(ii) all interest due under the Trustee Note will be accrued and deferred until the maturity date of the Note; and (iii) the Company shall reimburse the Trustee for legal and accounting fees up to $20,000, which amount will be advanced by the Trustee and added to the outstanding principal balance of the Trustee Note.

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

     On January 25, 2000, the Company entered into an Agreement of Sale pursuant to which it has agreed to sell the real property known as Garden State Park to Turnberry/Cherry Hill LLC. The terms of the sale meet all the conditions required by Credit Suisse to be a valid GSRT Option, according to a letter received  from Credit  Suisse.  Under the  Agreement  of Sale,  as amended,  the purchase price for the Garden State Park real property is $30 million, plus assumption of certain monetary obligations of the Company with respect to the property sold which aggregate approximately $500,000 (the "Assumed Liability"). The buyer also agreed to pay up to $200,000 per month of the Company's out-of-pocket carrying costs of the Garden State Park property after April 15, 2000 (which includes interest on the Company's mortgage debt). At closing, $20 million of the purchase price will be payable in cash (of which the Company has already received a deposits of $1,000,000), and the buyer will deliver its promissory note in the face amount of $10 million (the "Note"). Under the Note, once the buyer has received distributions from the buyer equal to the amount of its invested capital contributions plus an agreed upon return thereon, the next $10 million of the buyer's distributable cash would be paid under the Note to the Company, and the Company thereafter would receive payments under the Note equal to one-third of the distributable cash of the buyer, including (without limitation) distributable cash generated by development, sale or leasing of the Garden State Park property. The agreed upon rate of return to be paid to buyer's owner on its invested capital contributions, before payments under the Note will be made, will be 15% per year, except that the rate of return on capital invested by buyer's owner to cover certain costs, in excess of $1,000,000, which buyer may incur in respect of the Assumed Liability, environmental investigation and remediation, and various other specified items (including the September extension fee of $146,680 paid to the Company's primary lender, CSFB), may be as high as 33 1/3% per annum. Closing is scheduled to occur prior to December 1, 2000. The parties continue to negotiate certain issues and there can be no assurance that the transaction will be consummated. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     On February 24, 2000,  the Company sold several pieces of artwork to Robert
E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr. The note is due on January 31, 2002 without interest if the principal is paid on or before January 31, 2002. Any amounts not paid prior to January 31, 2002 will accrue interest at 8% On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above.

     On May 22, 2000, the Company, through its wholly-owned subsidiary, Orion Casino Corporation, closed on the sale (the "El Rancho Transaction") of the non-operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada, to Turnberry/Las Vegas Boulevard, LLC ("Turnberry"). The purchase price was $45 million and was paid by: (i) previous cash deposits totaling $2,000,000; and (ii) the balance of the purchase price paid in cash at the closing. The proceeds of the El Rancho Transaction were principally used by the Company to reduce the outstanding balance on the Company's loan from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") to $14.7 million and to purchase a promissory note, secured by the rights to 100% of the distributable cash of the buyer in the event of default, of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer. The interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 2 - PROPERTIES

     In addition to Garden State Park described above, the Company owns a condominium unit and an ownership interest in the Ocala Jockey Club located in Reddick, Florida. This property was purchased at a time when the Company was in the thoroughbred breeding business and is currently being held for the purpose of generating rental income until such time that it is sold.

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

     Also pursuant to the Delaware Settlement, Las Vegas Entertainment Network, Inc. ("LVEN") was granted the exclusive right to sell the El Rancho Property until November 20, 1998 and the co-extensive right, along with the Company, to sell the El Rancho Property until April 19, 1999. Beginning January 19, 1999, and ending upon the earlier of a sale of the El Rancho Property or April 19, 1999, LVEN was required to pay one-half of the carrying costs associated with maintaining the El Rancho Property. LVEN also obtained the right, exercisable from March 20, 1999 until April 19, 1999, to refinance the El Rancho Property and thereby obtain the extended right to sell the El Rancho Property until the earlier of (a) one year from April 19, 1999 or (b) the midpoint of the term of the refinancing loan (the "Refinancing Option"). LVEN did not sell the El Rancho Property nor did it exercise the Refinancing Option. If the Company sells or refinances the El Rancho property after April 19, 1999 for an amount in excess of $44,200,000, plus one half of the carrying costs from January 20, 1999 to April 19, 1999, plus the customary transaction costs incurred by the Company in such sale (the "Threshold Amount"), then LVEN shall receive from such cash proceeds in excess of the Threshold Amount up to the amount of $12,000,000 of cash sale proceeds over and above the Threshold Amount, out of which LVEN will direct that the first $2,000,000 be paid over to NPD. NPD is owned by Nunzio DeSantis, the Company's former Director and CEO and Tony Coelho, the Company's former Director and Chairman of the Board. On May 22, 2000, the Company closed on the sale of the El Rancho property for $45,000,000 in cash. Interest and one-half of the carrying costs for the period between January 20, 1999 to April 19, 1999 were in excess of $800,000, therefore, no payments are due to LVEN as a result of the transaction.

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

     As described more fully below, pursuant to the New Jersey Settlement, the Harris-Federal action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the action. See "New Jersey Settlement."

HARRIS V. DESANTIS, ET AL.

     A second New Jersey Action, filed on July 15, 1998 in the New Jersey Superior Court, captioned Myron Harris and Howard Kaufman v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley and Charles R. Dees, Jr. ("Harris-State" and, collectively with the Harris-Federal action, the "New Jersey Actions"), Cam-L-5534-98, was a purported class action suit brought by the same plaintiffs as the Harris-Federal action. The complaint alleged that the Harris-State defendants breached their fiduciary duties to the Company's stockholders by failing to file timely audited financial statements for the fiscal year ended June 30, 1997, resulting in the indefinite suspension of trading of the Company's stock on AMEX.

NEW JERSEY SETTLEMENT

     Prior to filing pleadings in response to the Harris-State complaint, ITB and the defendants in the New Jersey Actions entered into a memorandum of understanding dated August 18, 1998 (the "New Jersey Memorandum") pursuant to which, upon satisfaction of multiple conditions (including the parties' approval of definitive settlement documents, notice of the settlement to ITB's past and current stockholders, and the approval of the New Jersey Superior Court and the New Jersey District Court), the New Jersey Actions were to be fully and finally dismissed with prejudice, and ITB and all defendants were to receive a release from all holders of ITB common and preferred stock of any claims arising out of the facts and transactions set forth in the complaints in the New Jersey Actions (the "Proposed New Jersey Settlement"). The New

 Jersey Memorandum provided that
the Proposed New Jersey Settlement would be submitted for approval to the New Jersey Superior Court, that a fee petition would be submitted by plaintiffs' attorneys in the New Jersey Actions for approval by the New Jersey District Court, and that the Harris-Federal action would be dismissed on the grounds that the plaintiffs' claims are barred and released as a result of the settlement and dismissal of the Quigley Action by the Delaware Court of Chancery on October 6, 1998. Pursuant to the Proposed New Jersey Settlement, the plaintiffs agreed not to file objections to the Delaware Settlement.

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

     On December 3, 1999, plaintiffs in the Harris-Federal action filed with the New Jersey District Court a motion for an order enforcing the Proposed New Jersey Settlement. On December 3, 1999, the New Jersey District Court entered an order dismissing the Harris-Federal action without costs and without prejudice to the plaintiffs' right to reopen the action within 60 days if the Proposed New Jersey Settlement is not consummated. In light of the entry of this order, on December 7, 1999, the New Jersey District Court dismissed as moot plaintiffs' motion for an order enforcing the Proposed New Jersey Settlement.
On January 6, 2000, plaintiffs in the Harris-Federal action moved to vacate the New Jersey District Court's dismissal order and to pursue the original motion to enforce the Proposed New Jersey Settlement. On February 16, 2000, the New Jersey District Court granted the plaintiffs' motion to vacate the dismissal order and reopen the Harris-Federal action. The plaintiffs filed a second motion to enforce the terms of the Proposed New Jersey Settlement on April 25, 2000.

     On May 24, 2000, the parties to the New Jersey Actions agreed to and executed a Stipulation of Settlement (the "New Jersey Settlement"). The New Jersey Settlement provides that, subject to the approval of the New Jersey District Court, the Company will pay, on behalf and for the benefit of the individual defendants in the New Jersey Actions, the aggregate sum of $175,000 for plaintiffs' counsel fees and expenses in the New Jersey Actions. Any incentive award to plaintiffs Harris and Kaufman would be paid out of this $175,000 sum. Pursuant to the New Jersey Settlement, the Board will restructure its Audit Committee of the Company so as to facilitate the procurement and timely filing of audited financial statements in the future. Further, the ITB Board will establish a Relisting Committee for the purpose of attempting to secure the relisting of the Company's common stock on a public market. On June 21, 2000, in light of the parties' agreement to the terms of the New Jersey
Settlement, the New Jersey District Court dismissed as moot the plaintiffs' second motion to enforce the proposed settlement.

     Pursuant to the New Jersey Settlement, on June 30, 2000, the New Jersey Superior Court certified preliminarily, for the settlement purposes only, a plaintiff class (the "Class") consisting of all holders of the Company's stock between October 13, 1997 (the date AMEX suspended trading of the Company's stock) and June 30, 2000, the date the New Jersey Superior Court entered an order approving the form of the proposed Notice of Settlement to the Class. On July 13, 2000, pursuant to the New Jersey Settlement, the Company mailed to all record holders of ITB stock within the Class period a Notice of Settlement of the Harris-State action and a Notice of Dismissal of the Harris-Federal action.

     On August 21, 2000, the New Jersey Superior Court held a hearing to consider the fairness of the

  New Jersey Settlement to the Class. At the conclusion of the hearing, the New Jersey Superior Court entered an order (i) certifying the Class pursuant to New Jersey Rule 4:32; (ii) approving the New Jersey Settlement as fair, reasonable, adequate and in the best interests of the Class; (iii) dismissing the Harris- State action with prejudice; and (iv) releasing all Class claims against the defendants arising from and relating to the facts alleged in the Second Harris-State Complaint.

     On September 26, 2000, the New Jersey Federal Court held a hearing to consider the proposed dismissal of the Harris-Federal action and the application by plaintiffs' counsel for payment of attorneys' fees and expenses incurred in connection with pursuing the New Jersey Actions. During the hearing, the New Jersey Federal Court requested the submission of additional materials relating to the New Jersey Settlement and the Delaware Settlement. Plaintiffs' counsel submitted the requested materials to the New Jersey Federal Court on September 29, 2000. ITB is hopeful that the New Jersey Federal Court, after reviewing these materials, will enter shortly an order dismissing the Harris-Federal action with prejudice and awarding plaintiffs' counsel attorneys' fees and reimbursement of the expenses to be paid by the Company in accordance with the New Jersey Settlement. There is no assurance that the plaintiffs' fee petition will be approved by the New Jersey District Court. No prediction can be made at this time as to the outcome of the Harris-Federal Action.

OTHER LITIGATION

     The Company is a defendant in a wrongful death action arising out of motor vehicle/pedestrian accident at Freehold Raceway. The case is in the initial stages of discovery. The Company believes that it may have adequate insurance coverage for the claim, however, because of the uncertainties, the Company is unable to determine at this time the potential liability, if any. Any claim for punitive damages would not be covered by insurance.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders by the Company during the quarter ended June 30, 2000.

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock has been listed for quotation on the Pink Sheets since September 15, 1998. The following table indicates the high and low sale prices for such stock on the Pink Sheets for the year ended June 30, 2000 based upon information supplied by the Pink Sheets:


                                SALES PRICE
QUARTER ENDED                  HIGH     LOW
-------------                  ----     ---
September 30, 1998
(Trading commenced
 on the NQB Pink Sheets
 on September 15, 1998)          .25   .25

December 31, 1998               1.00   .10

March 31, 1999                   .75   .25

June 30, 1999                    .75   .20



September 30, 1999               .75   .20

December 31, 1999                .75   .35

March 31, 2000                   .58   .25

June 30, 2000                    .89   .29


HOLDERS

     As of June 30, 2000, there were 30,447 recordholders of the Company's Common Stock.


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

Item 6 - SELECTED FINANCIAL DATA

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                                                      Years Ended June 30,
                                            -----------------------------------------------------------------------------
                                                  2000          1999             1998            1997            1996
                                            ------------  -------------   --------------  --------------  --------------

(Loss) Before Discontinued Operations (2)(5)$ (6,980,831) $ (16,034,769)  $  (25,468,850) $  (15,144,053) $   (2,779,987)

Income From Discontinued Operations (1)     $          0  $   8,144,072   $    7,207,633  $    1,594,096  $    1,710,276

(Loss)  Before Extraordinary Item           $ (6,980,831) $  (7,890,697)  $  (18,261,217) $  (13,549,957) $   (1,069,712)

Net (Loss)  (3)                             $ (6,980,831) $  (7,890,697)  $  (18,261,217) $  (17,387,582) $   (1,069,711)

Per Common Share - Basic and Diluted:

(Loss) Before Discontinued Operations
  and Extraordinary Item                    $      (0.78) $       (1.38)  $        (1.82) $        (1.29) $        (0.26)

Gain on Sale of Net Assets of
   Discontinued Operations                  $       0.00  $        0.32   $    --         $   --          $         --

Income From Discontinued Operations         $       0.00  $        0.39   $         0.51  $         0.14  $         0.16

(Loss) Before Extraordinary Item            $      (0.78) $       (0.67)  $        (1.31) $        (1.15) $        (0.10)

Net (Loss)                                  $      (0.78) $       (0.67)  $        (1.31) $        (1.49) $        (0.10)

Weighted Average Number of Shares              8,980,244     11,554,476       13,978,086      11,715,256      10,536,414

                                                                              June 30,
                                             ----------------------------------------------------------------------------
                                                2000           1999             1998           1997            1996
                                             ------------   ------------   --------------  --------------  --------------
Working Capital (Deficiency)                $(17,792,740) $ (33,069,102)  $  (36,744,740) $  (41,300,996) $   (3,916,684)

Total Assets                                $ 58,166,739  $  76,588,565   $  120,252,901  $  164,694,029  $  144,880,933

Long-Term Debt                              $    482,000  $           0   $            0  $   13,131,003  $   50,992,702

Stockholders' Equity (4)                    $ 33,870,852  $  40,846,683   $   59,913,361  $   75,651,933  $   79,318,105

(1) Prior to June 30, 1998, the Company decided to sell its racing operations. As a result, such operations have been classified as discontinued operations for all periods presented.
(2) As a result of the above described decision, the (loss) from continuing operations primarily consists of corporate expenses, charges and write-offs for years subsequent to June 30, 1996.
(3) The Net (Loss) for the fiscal year ended June 30, 1997 is after an extraordinary loss on early extinguishment of debt in the amount of $3,837,625.
(4) The Company did not pay cash dividends during any of the fiscal years shown above.
(5) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for each of the three years in the period ended June 30, 2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
               RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital, as of June 30, 2000, was a deficit of ($17,792,740) which represents a decrease in the deficit of approximately $15,276,362 from the June 30, 1999 working capital deficit of ($33,069,102). The decrease in the deficit was primarily caused by: (i) the funds received from the sale of the El Rancho property that were; (a) in excess of the carrying value of the property; (b) were used to retire $17.9 million of the debt to the Company's primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"); and (c) were used to purchase a $23,000,000 promissory note from the buyer; ii) a $2,004,276 decrease in net assets of Discontinued Racetrack Operations primarily the result of: (a) cash used by the Company to fund corporate activities; and (b) non-refundable deposits of $1,000,000 on the sale of the Garden State Park property classified as deferred income at June 30, 2000.

     The net loss for the year ended June 30, 2000 was ($6,980,831). Cash flows used by operating activities amounted to approximately $7,929,567 during the year ended June 30, 2000.

     Cash provided by investing activities was $22,267,942 during the year ended
June  30,  2000,   primarily  the  result  of  cash  proceeds  of  approximately
$22,300,000 from the sale of the El Rancho property. (See Note 4)

     Cash used in financing activities was $16,134,840 during the year ended June 30, 2000, consisting principally of principal payments of approximately $17,800,000 primarily associated with reducing the CSFB debt. (See Notes 4 and
8)

     On May 23, 1997, the Company obtained a credit facility from Credit Suisse. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Proceeds of this facility were used to repay in full the Company's $30 million credit facility with Foothill Capital Corporation ("Foothill") and were used to provide funds for working capital and other general corporate purposes, including, but not limited to, preliminary development of the El Rancho property. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the LIBOR rate. Of the remaining facility borrowings, approximately $16.8 million was placed in escrow accounts ( including $10 million in an interest reserve account). Financing and closing fees of $4.3 million were paid and $3.9 million was used by the Company for general corporate purposes and repayment of certain financial obligations. On January 28, 1999, the credit facility was reduced to $30.5 million in connection with the sale of certain assets of Freehold Raceway and the sale of a ten-acre parcel of land at the Garden State Park facility. On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The Restructure Agreement returned the loan to a good standing position and extended the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure
Agreement in the amount of $80,000. Credit Suisse agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until April 15, 2000. Such interest amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due. On May 22, 2000, the proceeds from the sale of the El Rancho property were principally used by the Company to reduce the outstanding balance on the CSFB

Loan to $14,668,022. The Company has entered into an Agreement of sale pursuant to which it has agreed to sell the real property known as Garden State Park to Turnberry/Cherry Hill LLC. CSFB has agreed to extend the maturity date of the Company's mortgage indebtedness to November 30, 2000 in order to permit this sale to the buyer, subject to payment of interest monthly in advance and payment of monthly extension fees for September, October and November, 2000, in the amount of $146,680 per month. The buyer has been paying the interest accruing to CSFB since April 15, 2000 and has paid the extension fee for September in the amount of $146,680. Extension fees paid by the buyer for October and November, 2000 will be credited towards the purchase price at closing. If the transaction fails to close by November 30, 2000, or if the buyer (or its principal) fails to pay either the monthly interest or extension fee due on October 1 or November 1, CSFB may declare a default and proceed to sell the Garden State Park property. At June 30, 2000, the interest rate on the Credit Suisse Credit Facility was 13.64%.(See Notes 8 and 10)

     In connection with the Restructure Agreement, the Chapter 11 Bankruptcy Trustee (the "Trustee") for the estate of Robert E. Brennan, to whom the Company and its subsidiaries Garden State Race Track, Inc. and Orion Casino Corporation are indebted to in the remaining principal amount of $3,363,032, as evidenced by a note dated January 28, 1999 (the "Trustee Note"), entered into an agreement with the Company wherein: (i) the amounts due under the Trustee Note are due at the earlier of (a) June 1, 2000 or (b) the date on which the latter of the Garden State Park or El Rancho property is sold, provided that the sale of the latter will satisfy the remaining balance on the CSFB Loan and the Trustee Note;
(ii) all interest due under the Trustee Note will be accrued and deferred until the maturity date of the Note; and (iii) the Company shall reimburse the Trustee for legal and accounting fees up to $20,000, which amount will be advanced by the Trustee and added to the outstanding principal balance of the Trustee Note. Pursuant to the Restructure Agreement, the Trustee Note is subordinate to the CSFB Loan, thereby principal and interest payments on the Trustee Note will be made only if and when the CSFB Loan is paid in full.

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

     On January 25, 2000, the Company entered into an Agreement of Sale pursuant to which it has agreed to sell the real property known as Garden State Park to Turnberry/Cherry Hill LLC. The terms of the sale meet all the conditions required by Credit Suisse to be a valid GSRT Option, according to a letter received  from Credit  Suisse.  Under the  Agreement  of Sale,  as amended,  the purchase price for the Garden State Park real property is $30 million, plus assumption of certain monetary obligations of the Company with respect to the property sold which aggregate approximately $500,000 (the "Assumed Liability"). The buyer also agreed to pay up to $200,000 per month of the Company's out-of-pocket carrying costs of the Garden State Park property after April 15, 2000 (including interest on the Company's mortgage debt). At closing, $20 million of the purchase price will be payable in cash (of which the Company has already received deposits of $1,000,000), and the buyer will deliver its promissory note in the face amount of $10 million (the "Note"). Under the Note, once the buyer has received distributions from the buyer equal to the amount of its invested capital contributions plus an agreed upon return thereon, the next $10 million of the buyer's distributable cash would be paid under the Note to the Company, and the Company thereafter would receive payments under the Note equal to one-third of the distributable cash of the buyer, including (without limitation) distributable cash generated by development, sale or leasing of the Garden State Park property. The agreed upon rate of return to be paid to buyer's owner on its invested capital contributions, before payments under the Note will be made, will be 15% per year, except that the rate of return on capital invested by buyer's owner to cover certain costs, in excess of $1,000,000, which buyer may incur in respect of the Assumed Liability, environmental investigation and remediation, and various other specified items (including the September extension fee of $146,680 paid to the Company's primary lender, CSFB), may be as high as 33 1/3% per annum. Closing is scheduled to occur prior to December 1, 2000. The parties continue to negotiate certain issues and there can be no assurance that the transaction will be consummated.

     On February 24, 2000,  the Company sold several pieces of artwork to Robert
E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr. The note is due on January 31, 2002 without interest if the principal is paid on or before January 31, 2002. Any amounts not paid prior to January 31, 2002 will accrue interest at 8% On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above.

     On May 22, 2000, the Company, through its wholly-owned subsidiary, Orion Casino Corporation, closed on the sale (the "El Rancho Transaction") of the non-operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada, to Turnberry/Las Vegas Boulevard, LLC ("Turnberry"). The purchase price was $45 million and was paid by: (i) previous cash deposits totaling $2,000,000; and (ii) the balance of the purchase price paid in cash at the closing. The proceeds of the El Rancho Transaction were principally used by the Company to reduce the outstanding balance on the Company's loan from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") to $14.7 million and to purchase a promissory note, secured by the rights to 100% of the distributable cash of the buyer in the event of default, of the buyer in the amount of $23,000,000 which will be convertible at the Company's option into a 33 1/3% equity interest in the buyer. The interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance. The Company has elected to defer the gain on the sale until such time that collectability, under the $23,000,000 note purchased from Turnberry after the closing, can be determined.

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

     On September 18, 2000, the Company borrowed $150,000 from the Company's acting Chief Executive Officer, Mr. Francis Murray, in order to finance its current operations until November 30, 2000. The Company expects to repay the note with a portion of the Garden State Park sale proceeds.

     The Company currently estimates that the proceeds from the sale of the El Rancho property, the $500,000 deposit made available March 2, 2000 toward the sale of the Garden State Park property and a short term loan of $150,000 made available on September 18, 2000 will be sufficient to finance its current operations through November 30, 2000.

     The Company's debt with CSFB is due on November 30, 2000. Unless the sale of the Garden State Park property is consummated prior to that date or CSFB further extends the due date of the Note, the Company will be in default in connection with the CSFB loan agreement. Additionally, the cash proceeds from the sale must be in an amount sufficient to satisfy the loan due on the trustee note together with accrued interest. The total amount due on November 30, 2000 to satisfy the CSFB loan together with accrued interest and fees and the trustee note together with accrued interest is approximately $18,600,000. The proceeds from the sale of the Garden State Park property are expected to be sufficient to meet this obligation.

     The Company currently estimates that approximately $150,000 per month is needed to cover operating expenses of International Thoroughbred Breeders. Should the closing of the Garden State Park property be delayed beyond November 30, 2000, the Company will need to seek additional short term loans or additional advances from the buyer to fund its operations.

     The Company's Board is continuing to consider all of the Company's strategic options to maximize stockholder value and alternatives for the Company's future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company's debt with its major lender is due November 30, 2000 and the Company has sustained losses of approximately $45 million during the last three fiscal years, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park, and the lease of the Garden State Park facilities. Accordingly, the operating results of the racetrack subsidiaries have been segregated and reported as discontinued operations for each of the two years ended June 30, 1999 and 1998.

     Revenue for the year ended June 30, 2000 decreased $31,737 from $478,325 in Fiscal 1999 to $446,588 in Fiscal 2000 primarily as a result of: (i) a decrease in interest income primarily the result the decrease in cash during the fiscal year; partially offset by (ii) an increase in rental income from the lease of the Garden State property for the full year in Fiscal 2000 as compared to five months in Fiscal 1999. Expenses from continuing operations decreased $9,085,675 or 55%, from $16,513,094 in Fiscal 1999 to

$7,427,419 in Fiscal 2000. This decrease in expenses was primarily the result of: (i) a decrease in general and administrative expenses of $2,023,353 or 43% from $4,667,737 in Fiscal 1999 to $2,644,384 in Fiscal 2000; (ii) a decrease in interest and financing expense of $4,059,620 primarily as a result of reduced debt and a financing expense for warrants of $1,242,883 associated with the Delaware Settlement in the third quarter of fiscal 1999; and (iii) bank fees associated with the debt no longer being amortized in Fiscal 2000. These fees were fully amortized in Fiscal 1999.

     The decrease of $2,023,353 in general and administrative expenses was principally attributable to: (i) a decrease in expenses primarily as a result of the Delaware Settlement in Fiscal 1999 of; (a) approximately $1,064,000 in legal expenses associated with the various director and stockholder lawsuits in the prior fiscal year; (b) a decrease in officer and corporate administrative salaries and benefits of approximately $532,000 primarily associated with the termination of certain agreements upon consummation of the Delaware Settlement;
(c) a decrease in consulting and director fees of $246,000 associated with the termination of certain agreements upon consummation of the Delaware Settlement;
(d) a decrease of approximately $311,000 in travel expenses and the administrative costs of operating an office in New Mexico; (e) a decrease of approximately $231,000 in printing, mailing and transfer agent expenses associated with an information statement sent to stockholder in Fiscal 1999; and
(e) a decrease in costs of $60,000 in penalties assessed by the New Jersey Racing Commission associated with the Casino-Co Stock issuance in Fiscal 1999;
(ii) a decrease in accounting fees of $334,000; and (iii) a decrease in political contributions of $50,000 associated with New Jersey legislation affecting racetrack operations; partially offset by (iv) an increase of approximately $549,000 in corporate expenses associated with discontinuing the racing operations which includes $150,000 to replace sprinkler system parts as provided in the lease with Pennwood; (v) an increase in legal fees of approximately $136,000 during the second and third quarters of Fiscal 2000 in connection with various corporate activities; and (vi) an increase of approximately $113,000 primarily associated with an increase in expense for officers and directors insurance.

     During the year ended June 30, 2000, the Company incurred a loss before discontinued operations of ($6,980,831) as compared to a loss before discontinued operations of ($16,034,769) for the year ended June 30, 1999. The Company recognized a net gain of $3,657,688, following the write down of approximately $14,000,000 to fair value of the remaining assets of Garden State Park and the approximate gain of $17,600,000 on the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities in Fiscal 1999 in addition to income from discontinued racetrack operations of $4,486,384 for the year ended June 30, 1999.

     During the year ended June 30, 2000, the Company incurred a net loss of ($6,980,831) as compared to a net loss of ($7,890,697) for the comparable period in Fiscal 1999. The decrease in net loss of $909,866 was the result of those differences described above.

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

     For the year ended June 30, 1999, The Company's loss before discontinued operations was ($16,034,769) as compared to a loss before discontinued operations for the comparable period in prior fiscal year of ($25,468,850), a decrease in the loss of $9,434,081. This decrease in the loss before discontinued operations was primarily the result of: (i) a decrease in general and administrative expenses of $7,082,988; (ii) the estimated loss in connection with the adjustment to fair market value of the El Rancho Property of $3,429,252 recognized in fiscal 1998; partially offset by (iii) an increase in financing expenses of $1,807,736 primarily associated with fees and warrants granted in connection with the Delaware Settlement partially offset by a decrease of $1,059,266 or 15% in interest expenses primarily associated with reducing the debt during the third quarter.

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

     Income from discontinued racetrack operations was $4,486,384 for the year ended June 30, 1999. As a result of operations being discontinued after seven months in the fiscal 1999 year, this income is not comparable to the prior year's results of operations. The Company recognized a net gain of $3,657,688, following the write down of approximately $14,000,000 to fair value of the remaining assets of Garden State Park and the approximate gain of $17,600,000 on the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities.

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

            IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such statements concern the Company's operations, economic performance and financial condition, including the impact on the Company's operations of the sale and lease of the Company's racetracks, the disposition of the El Rancho Property, the Delaware Settlement, the Company's restructuring of the Credit Suisse Credit Facility and the forward- looking statements in this Report involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance, or achievements to differ from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; changes in business strategy; the indebtedness of the Company; quality of management; business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in the Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward- looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary debt obligation at June 30, 2000 was with its primary lender CSFB. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the London interbank offered rate ("LIBOR"). Therefore, management believes that the Company has a material risk from its debt obligations should there be a material increase in market interest rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Attached.

6               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Cherry Hill, New Jersey


     We have audited the accompanying consolidated balance sheet of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's debt to its major lender is due November 30, 2000 and the Company sustained losses of approximately $33 million during the last three fiscal years, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





                                             STOCKTON BATES, LLP


Philadelphia, Pennsylvania
October 10, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Cherry Hill, New Jersey


     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of International Thoroughbred Breeders, Inc. and subsidiaries for the year ended June 30,1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of International Thoroughbred Breeders, Inc. and its subsidiaries for the year ended June 30, 1998 in conformity with generally accepted accounting principles.

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



                                             BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
October 9, 1998

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2000 AND 1999

                                     ASSETS


                                                         June 30,
                                            -----------------------------------
                                                   2000               1999
                                            ----------------   ----------------
CURRENT ASSETS:
     Cash and Cash Equivalents           $          271,119  $       1,358,200
     Restricted Cash and Investments              1,656,743                  0
     Reserve Escrow Deposits                              0            182,154
     Accounts Receivable                            427,654            234,774
     Prepaid Expenses                               362,321            349,182
     Other Current Assets                           516,721             53,771
     Net Assets of Discontinued
         Operations - Current                             0            494,699
                                            ----------------   ----------------
          TOTAL CURRENT ASSETS                    3,234,558          2,672,780
                                            ----------------   ----------------


NET ASSETS OF DISCONTINUED
   OPERATIONS - Long Term                        30,000,000         30,000,000
                                            ----------------   ----------------

PROPERTY HELD FOR SALE                                    0         42,149,755
                                            ----------------   ----------------

LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                             214,097            214,097
     Equipment and Artwork                        1,199,284            683,428
                                            ----------------   ----------------
                                                  1,413,381            897,525
     LESS: Accumulated Depreciation
            and Amortization                        387,404            329,667
                                            ----------------   ----------------

          TOTAL LAND, BUILDINGS AND
              EQUIPMENT, NET                      1,025,977            567,858
                                            ----------------   ----------------



OTHER ASSETS:
     Notes Receivable                            23,000,000                  0
     Deposits and Other Assets                      906,204          1,198,172
                                            ----------------   ----------------
          TOTAL OTHER ASSETS                     23,906,204          1,198,172
                                            ----------------   ----------------


TOTAL ASSETS                             $       58,166,739  $      76,588,565
                                            ================   ================


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          June 30,
                                                -------------------------------
                                                     2000           1999
                                                -------------  ---------------
CURRENT LIABILITIES:
     Accounts Payable                           $      62,502  $     267,941
     Accrued Expenses                                 858,510      1,176,796
     Current Maturities of Long-Term Debt          18,596,709     34,297,145
     Net Liabilities of Discontinued
         Operations - Current                       1,509,577              0
                                                 -------------  -------------
          TOTAL CURRENT LIABILITIES                21,027,298     35,741,882
                                                 -------------  -------------


DEFERRED INCOME                                     2,786,589              0
                                                 -------------  -------------

LONG-TERM DEBT, Net of Current Portion                482,000              0
                                                 -------------  -------------

COMMITMENTS AND CONTINGENCIES                           -              -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock,
       $100.00 Par Value,
       Authorized 500,000 Shares,
       Issued and Outstanding,
       362,484 and 362,482 Shares, Respectively    36,248,375     36,248,175
     Common Stock, $2.00 Par Value,
      Authorized 25,000,000
      Shares,Issued, 11,884,270 and 11,884,249
      Shares,and Outstanding, 8,980,254 and
      8,980,233 Shares,Respectively                23,768,539     23,768,497
     Capital in Excess of Par                      26,144,540     26,144,782
     (Deficit) (subsequent to June 30, 1993,
        date of quasi-reorganization)             (45,003,895)   (38,023,064)
                                                 -------------  -------------
          TOTAL                                    41,157,559     48,138,390
     LESS:
      Treasury Stock, 2,904,016 Shares, at Cost    (7,260,040)    (7,260,040)
      Deferred Compensation, Net                      (26,667)       (31,667)
                                                 -------------  -------------
          TOTAL STOCKHOLDERS' EQUITY               33,870,852     40,846,683
                                                 -------------  -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  58,166,740  $  76,588,565
                                                 =============  =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                         Years Ended June 30,
                                              ------------------------------------------
                                                   2000          1999           1998
                                              ------------------------------------------
REVENUE:
     Revenue                                  $    337,334  $    134,753   $          0
     Interest Income                               109,254       343,572        689,092
                                               ------------  ------------   ------------
                  TOTAL REVENUES                   446,588       478,325        689,092
                                               ------------  ------------   ------------

EXPENSES:
     General & Administrative Expenses           2,644,384     4,667,737     11,615,972
     Interest and Financing Expenses             3,771,401     7,831,021      7,084,968
     Amortization of Financing Costs                     0     2,900,749      3,053,583
     El Rancho Property Carrying Costs           1,011,634     1,113,587        974,167
     Impairment Loss on El Rancho Property               0             0      3,429,252
                                               ------------  ------------   ------------
                  TOTAL EXPENSES                 7,427,419    16,513,094     26,157,942
                                               ------------  ------------   ------------

(LOSS) BEFORE DISCONTINUED OPERATIONS           (6,980,831)  (16,034,769)   (25,468,850)
                                               ------------  ------------   ------------

INCOME FROM DISCONTINUED OPERATIONS:
     Net Gain on Sale of Net Assets of
       Discontinued Operations                           0     3,657,688              0
       (less applicable state income
         taxes of $1,335,500)
     Income from operations of discontinued
      racetrack operations (less
       applicable state income taxes of
       $119,348 and $135,100 for the years
       ended June 30, 1999 and 1998)                     0     4,486,384      7,207,633
                                               ------------  ------------   ------------
     INCOME FROM DISCONTINUED OPERATIONS                 0     8,144,072      7,207,633
                                               ------------  ------------   ------------

NET (LOSS)                                    $ (6,980,831) $ (7,890,697)  $(18,261,217)
                                               ============  ============   ============


BASIC AND DILUTED PER SHARE DATA:
(LOSS) BEFORE DISCONTINUED OPERATIONS         $      (0.78) $      (1.38)  $      (1.82)
NET GAIN ON SALE OF NET ASSETS
   OF DISCONTINUED OPERATIONS                         0.00          0.32           0.00
INCOME FROM DISCONTINUED OPERATIONS                   0.00          0.39           0.52
                                               ------------- -------------  ------------
NET (LOSS)                                    $      (0.78) $      (0.67)  $      (1.31)
                                               ============= =============  ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                            8,980,244    11,554,476     13,978,086
                                               ============= =============  ============



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                           Preferred                 Common
                                                      ---------------------  ------------------------
                                                      Number of               Number of
                                                       Shares     Amount       Shares        Amount
                                                      ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 1997                                362,470 $ 36,246,975   13,978,060 $ 27,956,119

   Compensation for Options Granted
     to Non-Employees                                   ---         ---          ---          ---
   Shares Issued for Fractional Exchanges
     With Respect to the
     One-for-twenty Reverse Stock Split effected
     on March 13, 1992                                      10        1,000           39           78
   Amortization of Deferred Compensation Costs          ---         ---          ---          ---
   Gain on Sale of Land                                 ---         ---          ---          ---
   Net (Loss) for the Year Ended June 30, 1998          ---         ---          ---          ---
                                                      ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 1998                                362,480 $ 36,247,975   13,978,099 $ 27,956,197

   Shares Canceled in connection with
     Delaware Settlement                                ---         ---       (2,093,868)  (4,187,736)
   Purchase of 2,904,016 Shares for Treasury
     in connection with  Delaware Settlement            ---         ---          ---          ---
   Compensation for Options Granted to Non-Employees    ---         ---          ---          ---
   Shares Issued for Fractional Exchanges With
     Respect to the One-for-twenty Reverse Stock
     Split effected on March 13, 1992                        2          200           18           36
   Financing Costs for Warrants Issued
     in Connection with Debt Financing                  ---         ---          ---          ---
   Warrants Issued in Connection With
     Debt Retirement (See Note 11-A)                    ---         ---          ---          ---
   Amortization of Deferred Compensation Costs          ---         ---          ---          ---
   Net (Loss) for the Year Ended June 30, 1999          ---         ---          ---          ---
                                                      ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 1999                                362,482 $ 36,248,175   11,884,249 $ 23,768,497

   Shares Issued for Fractional Exchanges
     With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                              2          200           21           42
   Amortization of Deferred Compensation Costs          ---         ---          ---          ---
   Net (Loss) for the Year Ended June 30, 2000          ---         ---          ---          ---
                                                      ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 2000                                362,484 $ 36,248,375   11,884,270 $ 23,768,539
                                                      =========  ==========  ============  ==========


                                                        Capital                   Treasury      Deferred
                                                       in Excess                   Stock,        Compen-
                                                         of Par      (Deficit)     At Cost        sation      Total
                                                       ------------ -------------  ------------  ----------  ------------
BALANCE - JUNE 30, 1997                               $ 25,048,751 $ (13,558,246) $          0  $  (41,667) $ 75,651,933

   Compensation for Options Granted
     to Non-Employees                                      830,550       ---          ---        ---             830,550
   Shares Issued for Fractional Exchanges
     With Respect to the
     One-for-twenty Reverse Stock Split effected
     on March 13, 1992                                      (1,077)      ---          ---        ---              ---
   Amortization of Deferred Compensation Costs             ---           ---          ---            5,000         5,000
   Gain on Sale of Land                                    ---         1,687,096      ---                      1,687,095
   Net (Loss) for the Year Ended June 30, 1998             ---       (18,261,217)     ---        ---         (18,261,217)
                                                       ------------ -------------  ------------  ----------  ------------
BALANCE - JUNE 30, 1998                               $ 25,878,224 $ (30,132,367) $          0  $  (36,667) $ 59,913,362

   Shares Canceled in connection with
     Delaware Settlement                                (1,046,934)      ---          ---          ---        (5,234,670)
   Purchase of 2,904,016 Shares for Treasury
     in connection with  Delaware Settlement               ---           ---        (7,260,040)    ---        (7,260,040)
   Compensation for Options Granted to Non-Employees        44,550       ---          ---          ---            44,550
   Shares Issued for Fractional Exchanges With
     Respect to the One-for-twenty Reverse Stock
     Split effected on March 13, 1992                         (236)      ---          ---          ---            ---
   Financing Costs for Warrants Issued
     in Connection with Debt Financing                      26,296       ---          ---          ---            26,296
   Warrants Issued in Connection With
     Debt Retirement (See Note 11-A)                     1,242,882       ---          ---          ---         1,242,882
   Amortization of Deferred Compensation Costs             ---           ---          ---            5,000         5,000
   Net (Loss) for the Year Ended June 30, 1999             ---        (7,890,697)     ---          ---        (7,890,697)
                                                       ------------ -------------  ------------  ----------  ------------
BALANCE - JUNE 30, 1999                               $ 26,144,782 $ (38,023,064) $ (7,260,040) $  (31,667) $ 40,846,683

   Shares Issued for Fractional Exchanges
     With Respect to the
     One-for-twenty Reverse Stock Split
     effected on March 13, 1992                               (242)      ---          ---          ---              ---
   Amortization of Deferred Compensation Costs            ---            ---          ---            5,000         5,000
   Net (Loss) for the Year Ended June 30, 2000            ---         (6,980,831)     ---          ---        (6,980,831)
                                                       ------------ -------------  ------------  ----------  ------------
BALANCE - JUNE 30, 2000                               $ 26,144,540 $ (45,003,895) $ (7,260,040) $  (26,667) $ 33,870,852
                                                       ============ =============  ============  ==========  ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                                                              Years Ended June 30,
                                                                                ---------------------------------------------
                                                                                      2000            1999           1998
                                                                                ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     (LOSS) BEFORE DISCONTINUED OPERATIONS .....................................   $(6,980,831)   $(16,034,769)  $(25,468,850)
                                                                                   -----------    ------------    -----------
     Adjustments to reconcile (loss) to net cash (used in) operating activities:
                  Depreciation and Amortization ................................        62,737       2,958,067      3,125,272
                  Financing Cost from Warrants Granted .........................             0       1,269,178              0
                  Compensation for Options Granted .............................             0          44,550        830,550
                  (Gain) Loss on Disposal of Fixed Assets ......................       (31,400)        146,238         31,666
                  Estimated charge in connection with the repurchase
                    of the NPD shares ..........................................             0               0      3,748,000
                  Estimated loss in connection with the adjustment to
                    fair market value of the El Rancho Property ................             0               0      3,429,251
                  Other ........................................................             0               0        303,002
                  Changes in Operating Assets and Liabilities -
                     (Increase) in Restricted Cash & Investments ...............    (1,656,740)              0              0
                     (Increase) in Accounts Receivable .........................      (192,880)       (197,935)       (31,455)
                     (Increase) Decrease in Other Assets .......................        37,049         271,985       (282,609)
                     (Increase) Decrease in Prepaid Expenses ...................       (13,139)        (26,869)       239,628
                     (Decrease) in Accounts Payable and Accrued Expenses .......      (523,725)       (538,387)      (771,010)
                                                                                   -----------    ------------    -----------
     CASH (USED IN) OPERATING ACTIVITIES BEFORE
        DISCONTINUED OPERATIONS ................................................    (9,298,929)    (12,107,942)   (14,846,555)

     CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES ........................     1,369,362      10,155,578      9,192,657
                                                                                   -----------    ------------    -----------
     NET CASH (USED IN) OPERATING ACTIVITIES ...................................   $(7,929,567)   $ (1,952,364)   $(5,653,898)
                                                                                   -----------    ------------    -----------

                          CONTINUED ON FOLLOWING PAGE


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

CONTINUED FROM PREVIOUS PAGE

                                                                                                Years Ended June 30,
                                                                                -----------------------------------------------
                                                                                      2000            1999             1998
                                                                                -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of El Rancho ....................................           $22,304,540    $          0    $          0
    Proceeds from Sale of Freehold .....................................                     0      17,900,000               0
    Proceeds from Sale of Land at Garden State Park ....................                     0       2,000,000               0
    Purchase of 2,904,016 Shares of Treasury Stock .....................                     0      (6,850,000)              0
    Purchase and Development of El Rancho Property .....................                     0               0        (239,588)
    Deposits on New Mexico Racetrack Options ...........................                     0               0        (600,000)
    Capital Expenditures ...............................................                (2,456)        (69,044)       (284,271)
    (Increase) Decrease in Other Investments ...........................                96,968               0          27,405
                                                                                  ------------    ------------    ------------
     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
       BEFORE DISCONTINUED INVESTING ACTIVITIES ........................            22,399,052      12,980,956      (1,096,454)
     CASH (USED IN) DISCONTINUED INVESTING ACTIVITIES ..................              (131,110)       (146,648)      8,224,665
                                                                                  ------------    ------------    ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...............            22,267,942      12,834,308       7,128,211
                                                                                  ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Escrow Deposits Utilized ...........................................               502,154      10,278,727       7,683,063
    Deposit to Escrow Funds ............................................              (320,000)              0               0
    Proceeds from Land Sale to Reserve Escrow Deposits .................                     0               0       1,370,120)
    Deferred Financing Costs ...........................................                     0               0         (22,445)
    Decrease in Balances Due From Discontinued Subsidiaries ............             3,473,637      (1,823,666)      8,376,135
    Principal Payments on Short Term Notes .............................           (17,842,995)     (5,016,770)       (303,020)
                                                                                  ------------    ------------    ------------
     CASH PROVIDED BY FINANCING ACTIVITIES
        BEFORE DISCONTINUED FINANCING ACTIVITIES ........................          (14,187,204)      3,438,291      14,363,613
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES ..................            (1,947,636)    (12,437,662)    (16,242,127)
                                                                                  ------------    ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES .........................           (16,134,840)     (8,999,371)     (1,878,514)
                                                                                  ------------    ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ............................            (1,796,465)      1,882,573        (404,200)
          LESS CASH AND CASH EQUIVALENTS AT END OF THE YEAR
            FROM DISCONTINUED OPERATIONS ...............................               709,384        (738,168)     (3,166,900)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR
       BEFORE DISCONTINUED OPERATIONS ..................................             1,358,200         213,795       3,784,895
                                                                                  ------------    ------------    ------------

     CASH AND CASH EQUIVALENTS AT END OF THE YEAR ......................          $    271,119    $  1,358,200    $    213,795
                                                                                  ============    ============    ============

     Supplemental Disclosures of Cash Flow Information:
                  Cash paid during the period for:
                  Interest .............................................          $  1,306,950    $  6,498,191    $  7,936,680
                  Income Taxes .........................................          $     19,699    $  1,490,000    $    200,000

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     During the year ended June 30, 1998, the Company recorded unrealized losses of $19,174 on trading securities. For the year ended June 30, 1999, the Company realized a loss of $12,908 on trading securities.
     During the years ended June 30, 1999 and 1998, respectively, the Company issued warrants to purchase 497,153 shares, and 300,000 shares of Common Stock at fair values of $1,242,882 and $830,550, respectively, in connection with financing agreements.
     During the year ended June 30, 1998, the Company issued options to purchase
       300,000 shares of Common Stock at a fair value of $786,000 to three of the Company's directors.
     During the year ended June 30, 1999, the Company canceled  2,093,868 shares of Common Stock in connection with the Delaware Settlement.
     During the year ended June 30, 1999, the purchase of 2,904,016 shares of Common Stock was financed, in part, through a long term note in the amount of $3,558,032.
     During the year ended June 30, 1999, $22,000,000 of the Company's short term debt was assumed by the the purchaser in in connection with the sale of certain assets at Freehold Raceway and Garden State Park.
     During the year ended June 30, 2000, a note payable to the Company in the amount of $23,000,000 was issued by the purchaser in connection with the sale of the El Rancho property.

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

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. The remaining debt to the Company's primary lender was due June 30, 1999. On May 7, 1999, the Company notified their primary lender, Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"), of its intent to extend the loan maturity date to June 30, 2000. On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The restructuring agreement returned the loan to a good standing position and extended the maturity date of the CSFB Loan to June 30, 2000.

     On January 25, 2000, the Company entered into agreements with unrelated third parties for the sale of the Garden State Park and El Rancho properties. On May 22, 2000 the Company closed on the sale of the El Rancho property and reduced the debt to Credit Suisse to $14,668,022. Unless the scheduled closing of the Garden State Park property prior to December 1, 2000 is consummated, the Company will be in default with respect to the Credit Suisse loan due on November 30, 2000. The Company does not have any committed source of working capital and there are no assurances that the Company would be successful in obtaining working capital from other sources. There can be no assurances that the sale of the Garden State Park property will be consummated or to the timing thereof.

     The Company has sustained losses of approximately $7 million, $7.9 million and $18.3 million during fiscals 2000, 1999 and 1998, respectively and has been in a negative working capital position at the end of each of the three years. The Company believes its projected cash flows from its current operations will be sufficient until November 30, 2000 and there can be no assurances beyond that date.

     The Company currently estimates that approximately $150,000 per month is needed to cover operating expenses of International Thoroughbred Breeders. Should the closing of the Garden state Park property be delayed beyond November 30, 2000, the Company will need to seek additional short term loans or additional advances from the buyer to fund its operations

     The Company's Board is continuing to consider all of the Company's strategic options to maximize stockholder value and alternatives for the Company's future.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - The Company is currently in the process of effecting a sale of its Garden State Park Property in Cherry Hill, New Jersey. Prior to January 28, 1999, the Company

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


conducted live race meetings for Thoroughbred and Harness (Standardbred) horses and participated in intrastate and interstate simulcast wagering as a host and receiving track in Cherry Hill ("Garden State Park") and Freehold ("Freehold Raceway"), New Jersey.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C)Classifications - Certain prior years' amounts have been reclassified to conform with the current years' presentation.

     (D) Depreciation and Amortization - Depreciation of property and equipment and amortization of building improvements were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with accounting principles applicable to a quasi-reorganization over the estimated remaining useful lives of the respective assets.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long- lived property assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. As of June 30, 1998 and 1999, the Company determined that an impairment had occurred. (See E below).

     (E) Property Held for Sale - As of June 30, 1997, construction in progress included the purchase price as well as construction costs in conjunction with the development of the El Rancho Property. These amounts included real property acquisition costs in the amount of approximately $43,500,000, capitalized interest of $4,182,007, consulting and other development costs. As of July 1997, development of the El Rancho Property was suspended. On January 28, 1999, the Company fully and finally consummated the settlement agreement entered into on July 2, 1998 ("the Delaware Settlement"). As part of the Delaware Settlement, the Company provided for the sale of the El Rancho Property. As of June 30, 1998, the El Rancho Property was reclassified to "Property held for Sale" after recording an impairment charge during the fourth quarter of Fiscal 1998 of approximately $3,430,000 to adjust it to fair value, after taking into account the estimated fair value of the reversion of Las Vegas Entertainment Network, Inc.'s shares of the Company's common stock. In the absence of a public market for the Company's Common Stock, management determined the estimated fair value of the Common Stock to be the anticipated book value attributable to the Common Stock after taking into account the estimated operating results until the disposition of the racetrack operations assumed to have occurred on December 31, 1998, the disposal of the racetrack assets and the El Rancho Property, and other transactions contemplated in the Delaware Settlement. (See Note 4)

     (F) Net Assets of Discontinued Operations - At June 30, 1998, the Garden State Property and Freehold Raceway were classified as "Net Assets of Discontinued Operations." During the third quarter of Fiscal 1999, the Company recognized a net gain of $3,657,688 from the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities after applying approximately $14,000,000 from the transaction to reduce the fair value of the Garden State

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


property. At June 30, 2000, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Liabilities of Discontinued Operations."

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

     The Company has no material comprehensive income items as defined in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

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

     (J) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants to purchase 3,104,000 shares of Common Stock at various prices per share, for the each of the two years ended June 30, 2000 and 1999 and 3,271,847 shares of Common Stock at various prices per share, for the year ended June 30, 1998, were not included in the computation of diluted loss per share as their effect would be anti-dilutive.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The discontinued operations are summarized as follows:
--------------------------------------------------------------------------------
                                          Years Ended June 30,
                                          --------------------
DISCONTINUED RACETRACK OPERATIONS:        1999 *         1998
                                          ------         ----

REVENUE                               $  37,992,012 $  68,636,449
                                      ------------- -------------

EXPENSES:

  Cost of Revenues:

    Purses                               12,591,222    22,370,695

    Operating Expenses                   16,612,009    31,794,410

    Depreciation & Amortization           1,078,701     1,665,206

  General & Administrative Expenses       2,619,944     4,607,984

  Interest Expenses                         484,404       855,421
                                      ------------- -------------

           TOTAL EXPENSES                33,386,280    61,293,716
                                      ------------- -------------

INCOME FROM DISCONTINUED RACETRACK

  OPERATIONS BEFORE TAXES                 4,605,732     7,342,733

    INCOME TAX EXPENSE                      119,348       135,100
                                      ------------- -------------
                                          4,486,384     7,207,633

NET GAIN ON SALE OF NET ASSETS OF
 DISCONTINUED OPERATIONS
 (NET OF $1,335,500 STATE
  INCOME TAXES)                           3,657,688             0
                                      ------------- -------------

INCOME FROM DISCONTINUED
 RACETRACK OPERATIONS                 $   8,144,072 $   7,207,633
                                      ============= =============

--------------------------------------------------------------------------------
* July 1, 1998 to January 28, 1999

     As of June 30, 1998, the Garden State Property was reclassified to "Net As sets of Discontinued Operations." During the third quarter of Fiscal 1999, the Company recognized a net gain of $3,657,688 from the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities after applying approximately $14,000,00 0 from the transaction to reduce the fair value of the Garden State property.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 1999 and 1998 consist of the following:

                                                                      June 30,
                                                           ----------------------------
Classified As:                                                  2000           1999
                                                                ----           ----
Current Assets                                            $     546,034  $   2,201,036
Current Liabilities                                          (1,055,611)     1,706,337
Deferred Income                                              (1,000,000)           -0-
                                                           --------------  ------------
   Net Assets of Discontinued Operations - Current                   -0-       494,699
   Net Liabilities of Discontinued Operations - Current      (1,509,577)           -0-
Property Assets of Garden State Park                         30,000,000     30,000,000
                                                           --------------  ------------
         Net Assets of Discontinued Operations            $  28,490,423  $  30,494,699
                                                           ==============  ============

     Cash flows from discontinued operations for the year ended June 30, 1999 and 1998 consist of the following:

                                                                                       June 30,
Cash Flows From Discontinued Operating Activities:                              1999              1998
                                                                           ---------------   ---------------
      Income                                                             $ 8,144,072  $  7,207,633
                                                                          -----------   -----------
      Adjustments to reconcile income to net cash provided by
          discontinued operating activities

        Depreciation and Amortization                                      1,078,701     1,665,206

        Net (Gain) Loss on Sale of Discontinued Operations                (3,657,688)        1,007

        Changes in Operating Assets and Liabilities of
           Discontinued Operations:

                   Decrease in Restricted Cash and Investments             3,444,267       277,040
                   Decrease in Accounts Receivable                           331,742       287,694
                   Decrease in Other Assets                                   21,142       140,165
                   Decrease in Prepaid Expenses                              773,312       534,625
                   Increase (Decrease) in Accounts and Purses
                    Payable and Accrued Expenses                           1,790,189      (940,299)
                   (Decrease) Increase in Deferred Revenue                (1,770,159)       19,587
                                                                          -----------   -----------
      Net Cash Provided by Discontinued Operating Activities              10,155,578     9,192,657
                                                                          -----------   -----------
Cash Flows From Discontinued Investing Activities:

      Proceeds from Sale of Land                                                 -0-     8,449,904
      Capital Expenditures                                                   (69,616)     (212,227)
      (Increase) in Other Investments                                        (77,032)      (13,012)
                                                                          -----------   -----------
      Net Cash (Used In) Provided by Discontinued Investing Activities   $  (146,648) $  8,224,665
                                                                          -----------   -----------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             June 30,
                                                                             --------
                                                                      1999              1998
                                                                 ---------------   ---------------
Cash Flows from Discontinued Financing Activities:
      Principal Payments on Sun Mortgage                       $            -0-  $    (6,000,000)
      Principal Payments on Short Term Notes                          (856,475)         (733,719)
      Increase (Decrease) in Balances Due To/From
       Continuing Operations                                         1,823,666        (8,376,135)
      Principal Payments on Long Term Notes                        (13,404,853)       (1,132,272)
                                                                 ---------------   ---------------
      Net Cash (Used In) Discontinued Financing Activities         (12,437,662)      (16,242,126)
                                                                 ---------------   ---------------

      Net (Decrease) Increase in Cash and Cash Equivalents
      From Discontinued Operations                                  (2,428,732)        1,175,197

        Cash and Cash Equivalents at Beginning of Year
        From Discontinued Operations                                 3,166,900         1,991,705
                                                                 ---------------  --------------
        Cash and Cash Equivalents at End of Year From
        Discontinued Operations                                $       738,168   $     3,166,900
                                                                 ===============  ==============

     On January 25, 2000, the Company entered into an Agreement of sale pursuant to which it has agreed to sell the real property known as Garden State Park to Turnberry/Cherry Hill LLC. Under the Agreement of Sale, as amended, the purchase price for the Garden State Park real property is $30 million, plus assumption of certain monetary obligations of the Company with respect to the property sold which aggregate approximately $500,000 (the "Assumed Liability"). The buyer also agreed to pay up to $200,000 per month of the Company's out-of-pocket carrying costs of the Garden State Park property after April 15, 2000 (including interest on the Company's Mortgage debt). At closing, $20 million of the purchase price will be payable in cash (of which the Company has already received deposits of $1,000,000), and the buyer will deliver its promissory note in the face amount of $10 million (the "Note"). Under the Note, once the buyer has received distributions from the buyer equal to the amount of its invested capital contributions plus an agreed upon return thereon, the next $10 million of the buyer's distributable cash would be paid under the Note to the Company, and the Company thereafter would receive payments under the Note equal to one-third of the distributable cash of the buyer, including (without limitation) distributable cash generated by development, sale or leasing of the Garden State Park property. The agreed upon rate of return to be paid to buyer's owner on its invested capital contributions, before payments under the Note will be made, will be 15% per year, except that the rate of return on capital invested by buyer's owner to cover certain costs, in excess of $1,000,000, which buyer may incur in respect of the Assumed Liability, environmental investigation and remediation, and various other specified items (including the September extension fee of $146,680 paid to the Company's primary lender, CSFB), may be as high as 33 1/3% per annum. Closing is scheduled to occur prior to December 1, 2000. The parties continue to negotiate certain issues and there can be no assurance that the transaction will be consummated.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) SALE OF THE El RANCHO PROPERTY

     On May 22, 2000, the Company, through its wholly-owned subsidiary, Orion Casino Corporation, closed on the sale (the "El Rancho Transaction") of the non-operating former El Rancho Hotel and Casino (the "El Rancho Property") in Las Vegas, Nevada, to Turnberry/Las Vegas Boulevard, LLC ("Turnberry"). The sales price was $45 million and was paid by: (i) previous cash deposits totaling $2,000,000; and (ii) the balance of the purchase price paid in cash at the closing.

     The proceeds of the El Rancho Transaction were principally used by the Company to reduce the outstanding balance on the Company's loan from Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") to $14.7 million and to purchase a promissory note, secured by the rights to 100% of the distributable cash of the buyer in the event of default, of the buyer in the amount of $23,000,000 which can be convertible at the Company's option into a 33 1/3% equity interest in the buyer.

     The interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance.

     The sales price of $45,000,000 exceeded the remaining basis and closing costs in the property by $2,786,589. The Company has elected to defer the gain on the sale until such time that collectability under the $23,000,000 note purchased from Turnberry after the closing can be determined.

(5) ACQUISITIONS AND DISPOSITIONS

       Fiscal 2000

     On February 24, 2000,  the Company sold several pieces of artwork to Robert
E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr.

       Fiscal 1999

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc., which owns Philadelphia Park racetrack, the Turf Clubs and Phonebet. The transaction later included Pennwood Racing, Inc. ("Pennwood "), a joint venture between Greenwood Racing, Inc. and

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Penn National Gaming, Inc. ("Penn National"), which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten off-track betting parlors in Pennsylvania. (See Note 3)

     In connection with the January 28, 1999 transactions, the Company purchased the undepreciated balance of equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which will be paid by the lessee). This asset is recorded in net assets of discontinued operations.

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

(6) INVESTMENTS

     Interest income for the fiscal years ended June 30, 2000, 1999, and 1998 was $109,254, $343,572, and $689,092, respectively. Realized losses resulting from the sale of trading securities for fiscals 1999 were $12,908. There were no realized gains or losses resulting from the sale of trading securities for fiscals 2000 and 1998 .

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Major classes of land, buildings and equipment consist of the following:


                         Estimated Useful         June 30,
                                                  --------
                          Lives in Years     2000           1999
                          --------------     ----           ----

Buildings and Improvements   15-40       $  214,097     $  214,097

Equipment and Artwork        5-15         1,199,284        683,428
                                          ---------        -------

Totals                                    1,413,381        897,525

Less Accumulated Depreciation
 and Amortization                           387,404        329,667
                                          ---------        -------
                                         $1,025,977     $  567,858
                                         ==========     ==========


     As of June 30, 1999 and 1998, Land, Buildings and Improvements, Equipment relating to the racetrack operations and the El Rancho Property were classified as "Property Held For Sale", "Net Assets of Discontinued Operations - Current", and "Net Assets of Discontinued Operations - Long Term". As of June 30, 2000, Land, Buildings and Improvements, Equipment relating to the racetrack operations were classified as "Net Liabilities of Discontinued Operations - Current", and "Net Assets of Discontinued Operations - Long Term".

                     (This space intentionally left blank)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  NOTES AND MORTGAGES PAYABLE
         Notes and Mortgages Payable are summarized below:


                                                                       June 30, 2000            June 30, 1999
                                                                       -------------            -------------
                                           Interest %
                                           Per Annum               Current    Long-Term      Current   Long-Term
                                    ----------------------------------------------------------------------------
International Thoroughbred
Breeders, Inc.:

Credit Suisse First Boston (A)            LIBOR Rate plus 7% $   14,668,022  $      -0-  $  30,500,000  $  -0-
                                      (6/30/00  rate 13.64%)

REB Bankruptcy Trustee (B)             Prime Rate   (6/30/00      3,652,226         -0-      3,558,032     -0-
                                                 rate 9.50%)

Robert E. Brennan Jr. (C)                                               -0-     482,000            -0-     -0-

Other                                                Various        276,461         -0-        239,113     -0-

Garden State Park:

Service America Corporation (D)                           6%        320,000         -0-        400,000     -0-

Other (E)                                            Various        179,375         -0-        344,954     -0-
                                                             --------------  ----------  -------------  ------
    Totals                                                   $   19,181,082  $  482,000  $  35,042,099  $  -0-

 Net Assets of Discontinued
  Operations - Long Term                                                -0-         -0-      (744,954)     -0-

 Net Liabilities of Discontinued
  Operations - Long Term                                          (499,375)         -0-            -0-
                                                             --------------  ----------  -------------  ------
Totals                                                       $   18,596,709  $  482,000  $  34,297,145  $  -0-
                                                             ==============  ==========  =============  ======


The effective LIBOR Rate and the Prime Rate at June 30, 2000 were 6.64% and 9.50%, respectively. There was no short term borrowings outstanding as of June 30, 2000.


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

      The Restructure Agreement returned the loan to a good standing position and extended the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure
Agreement in the amount of $80,000. Credit Suisse agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until April 15, 2000. Such interest amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due.

       On January 28, 1999, a portion of the proceeds from the Greenwood Transaction and $2,500,000 held in escrow was used to reduce the principal balance on the Credit Suisse Note to $30.5 million and to pay a 2% prepayment fee of $500,000, recorded as financing expenses, to Credit Suisse. On May 22, 2000, the proceeds from the sale of the El Rancho property were principally used by the Company to reduce the outstanding balance on the CSFB Loan to $14,668,022. The Company has entered into an Agreement of sale pursuant to which it has agreed to sell the real property known as Garden State Park to Turnberry/Cherry Hill LLC. CSFB has agreed to extend the maturity date of the Company's mortgage indebtedness to November 30, 2000 in order to permit this sale to the buyer, subject to payment of interest monthly in advance and payment of monthly extension fees for September, October and November, 2000, in the amount of $146,680 per month. The buyer has been paying the interest accruing to CSFB since April 15, 2000 and has paid the extension fee for September in the amount of $146,680. Extension fees paid by the buyer for October and November, 2000 will be credited towards the purchase price at closing. If the transaction fails to close by November 30, 2000, or if the buyer (or its principal) fails to pay either the monthly interest or extension fee due on October 1 or November 1, CSFB may declare a default and proceed to sell the Garden State Park property.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     (B) On January 28, 1999, in connection with the Delaware Settlement, the Company executed a note (the "Trustee Note") in the principal amount of $3,558,032 to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan (the "Trustee") in order to purchase 2,904,016 shares of the Company's Common Stock from NPD. Pursuant to the Trustee Settlement associated with the Delaware Settlement, the Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032; (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (i) January 15, 2001, or (ii) the closing of either the sale of the Company's non-operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); (c) a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement; (e) subordinate interests in both the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note. Proceeds from the sale of the El Rancho property (See Note 4) were used to reduce the CSFB debt due to this note being subordinate to the CSFB debt. (See below)

      In connection with the January 21, 2000 Restructure Agreement with Credit Suisse, the Trustee entered into an agreement with the Company wherein: (i) the amounts due under the Trustee Note are due at the earlier of (a) June 1, 2000 or
(b) the date on which the latter of the Garden State Park or El Rancho property is sold, provided that the sale of the latter will satisfy the remaining balance on the CSFB Loan and the Trustee Note; (ii) all interest due under the Trustee Note will be accrued and deferred until the maturity date of the Note; and (iii) the Company shall reimburse the Trustee for legal and accounting fees up to $20,000, which amount will be advanced by the Trustee and added to the outstanding principal balance of the Trustee Note. Pursuant to the Restructure Agreement, the Trustee Note is subordinate to the CSFB Loan, thereby principal and interest payments on the Trustee Note will be made only if and when the CSFB Loan is paid in full.

      (C) On February 24, 2000, the Company sold several pieces of artwork to Robert E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr. The note is due on January 31, 2002 without interest if the principal is paid on or before January 31, 2002. Any amounts not paid prior to January 31, 2002 will accrue interest at 8% On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      (D) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased the undepreciated balance of equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which will be paid by the lessee when title is transferred to Pennwood, which event has not occurred as of September 30, 2000) financed by a five (5) year promissory note at a 6% interest rate. The Company paid $100,000 on June 1, 1999, a principal and interest payment of $99,200 on December 28, 1999 and is scheduled to make principal payments of $80,000 plus interest on December 28th for the next three years.

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

      The Company's income tax expense for the year ending June 30, 1998 relates to New Jersey income taxes for its Freehold Raceway operations and for the fiscal year ended June 30, 1999 relates to New Jersey income taxes for its Freehold Raceway operations and for the sale of the property.

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

      The Company has net operating loss carryforwards aggregating approximately $217,000,000 at June 30, 2000 expiring in the years June 30, 2002 through June 30, 2020. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $90,000,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has the following carryforwards to offset future taxable income at June 30, 2000:

     Net Operating Loss          Year End
       Carryforwards         Expiration Dates
       -------------         ----------------

        $45,750,000             6/30/2002

         26,400,000             6/30/2003

         19,900,000             6/30/2004

         15,600,000             6/30/2005

         11,800,000             6/30/2006

         97,730,000             6/30/2007
         ----------         through 6/30/2020
       $217,000,000
       ============

(10)  COMMITMENTS AND CONTINGENCIES

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

      Commencing in the third quarter of Fiscal 1999, the Company and certain of its officers and directors and former officers and directors received subpoenas from the Securities and Exchange Commission (the "SEC") relating to certain transactions and reports. The Company has fully cooperated with the SEC's investigation.

     The Company is responsible for remediation costs associated with an environmental site on the Freehold Raceway property. The Company has accrued what it believes to be the total cost of remediation. At June 30, 1999 and 1998, the Company had accrued $300,000 and $100,000, respectively, for remediation costs.

     In connection with the environmental evaluation on the Garden State Park property by the prospective buyer, the Company has been made aware of certain environmental issues that may have to be addressed with respect to the sale of the property. At this time, the Company cannot make a determination as to any costs that would be necessary to correct the situation or the extent of any violations. In addition, the State of New Jersey has fined the Company $75,000 for alleged violations with respect to required environmental reports not being filed with the state following the property's lease to Pennwood. The Company is negotiating with Pennwood to recover the cost in accordance with the terms of the lease.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In connection with the January 28, 1999 lease transactions for the Garden State Park facility, a note associated with certain equipment at the Garden State Park facility is being paid by Greenwood as part of the lease agreement. In the event that the Company or Pennwood terminates its lease agreement prior to July 2001 when the note is fully paid, the Company will be responsible for the monthly note payments of approximately $17,000. The Company may be required to reimburse approximately $240,000 to Pennwood for all the payments made on the note from the inception of the lease should the Company sell the property to a third party. The Company is currently negotiating with Turnberry for these reimbursement costs to be included as a cost of purchasing the property.

      In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which will be paid by the lessee when title is transferred to Pennwood, which event has not occurred as of September 30, 2000) financed by a five (5) year promissory note at a 6% interest rate. The Company paid $100,000 on June 1, 1999, $99,200 on December 28, 1999 and is scheduled to make principal payments of $80,000 plus interest on December 28th for the next three years. In the event Pennwood is awarded a license to own and operate an off-track betting facility prior to January 28, 2002, the Company will be required to release the liquor license to Pennwood in consideration of the $100,000 payment to be made by Pennwood for the transfer of the title to the liquor license.

      The Chapter 11 Bankruptcy Trustee (the "Trustee") for the estate of Robert
E. Brennan has asserted certain claims challenging the ownership of approximately 2,300,000 shares of the Company's Common Stock (the "Shares") held by certain individuals. In order to preserve the Company's net operating loss carryforwards from being lost due to the shares being transferred, the Company and the Trustee have entered into an agreement whereby the Trustee has agreed to accept a letter of credit for $1,150,000, which will be secured by an amount of $1,150,000 held in escrow, that will be used to purchase his interest in the Shares in the event that he is awarded a judgement granting him an ownership interest in the Shares.

      The Company's debt with CSFB is due on November 30, 2000. Unless the sale of the Garden State Park property is consummated prior to that date, the Company will be in default in connection with the CSFB loan agreement. Additionally, the cash proceeds from the sale must be in an amount sufficient to satisfy the loan due on the trustee note together with accrued interest. The total amount due on November 30, 2000 to satisfy the CSFB loan together with accrued interest and fees and the trustee note together with accrued interest is approximately $18,600,000. The proceeds from the sale of the Garden State Park property are expected to be sufficient to meet this obligation.

LEGAL PROCEEDINGS

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In exchange for the foregoing, LVEN (a) executed and delivered releases to all parties to the Delaware Settlement, including the Company and Credit Suisse,
(b) returned to ITB for immediate cancellation the 2,093,868 shares of ITB common stock (the "LVEN Shares") previously issued to Casino- Co Corporation, a subsidiary of LVEN, in exchange for the cancellation of a certain $10.5 million note plus accrued interest from ITB to LVEN, which note remains canceled, (c) released any and all LVEN or Casino-Co Corporation interests in the NPD Shares, and (d) cancelled any and all agreements of any kind or nature whatsoever between LVEN and its affiliates and ITB or any of its subsidiaries.

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

     As described more fully below, pursuant to the New Jersey Settlement, the Harris-Federal action is to be fully and finally dismissed with prejudice, and the parties are to provide mutual releases of all claims related to the action. See "New Jersey Settlement."

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


HARRIS V. DESANTIS, ET AL.

     A second New Jersey Action, filed on July 15, 1998 in the New Jersey Superior Court, captioned Myron Harris and Howard Kaufman v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley and Charles R. Dees, Jr. ("Harris-State" and, collectively with the Harris-Federal action, the "New Jersey Actions"), Cam-L-5534-98, was a purported class action suit brought by the same plaintiffs as the Harris-Federal action. The complaint alleged that the Harris-State defendants breached their fiduciary duties to the Company's stockholders by failing to file timely audited financial statements for the fiscal year ended June 30, 1997, resulting in the indefinite suspension of trading of the Company's stock on AMEX.

NEW JERSEY SETTLEMENT

     Prior to filing pleadings in response to the Harris-State complaint, ITB and the defendants in the New Jersey Actions entered into a memorandum of understanding dated August 18, 1998 (the "New Jersey Memorandum") pursuant to which, upon satisfaction of multiple conditions (including the parties' approval of definitive settlement documents, notice of the settlement to ITB's past and current stockholders, and the approval of the New Jersey Superior Court and the New Jersey District Court), the New Jersey Actions were to be fully and finally dismissed with prejudice, and ITB and all defendants were to receive a release from all holders of ITB common and preferred stock of any claims arising out of the facts and transactions set forth in the complaints in the New Jersey Actions (the "Proposed New Jersey Settlement"). The New Jersey Memorandum provided that the Proposed New Jersey Settlement would be submitted for approval to the New Jersey Superior Court, that a fee petition would be submitted by plaintiffs' attorneys in the New Jersey Actions for approval by the New Jersey District Court, and that the Harris-Federal action would be dismissed on the grounds that the plaintiffs' claims are barred and released as a result of the settlement and dismissal of the Quigley Action by the Delaware Court of Chancery on October 6, 1998. Pursuant to the Proposed New Jersey Settlement, the plaintiffs agreed not to file objections to the Delaware Settlement.

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

     On December 3, 1999, plaintiffs in the Harris-Federal action filed with the New Jersey District Court a motion for an order enforcing the Proposed New Jersey Settlement. On December 3, 1999, the New Jersey District Court entered an order dismissing the Harris-Federal action without costs and without prejudice to the plaintiffs' right to reopen the action within 60 days if the Proposed New Jersey Settlement is not consummated. In light of the entry of this order, on December 7, 1999, the New Jersey District Court dismissed as moot plaintiffs' motion for an order enforcing the Proposed New Jersey Settlement. On January 6, 2000, plaintiffs in the Harris-Federal action moved to vacate the New Jersey District Court's dismissal order and to pursue the original motion to enforce the Proposed New Jersey Settlement. On February 16, 2000, the New Jersey District Court granted the plaintiffs' motion to vacate the dismissal

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


order and reopen the Harris-Federal action. The plaintiffs filed a second motion to enforce the terms of the Proposed New Jersey Settlement on April 25, 2000.

     On May 24, 2000, the parties to the New Jersey Actions agreed to and executed a Stipulation of Settlement (the "New Jersey Settlement"). The New Jersey Settlement provides that, subject to the approval of the New Jersey District Court, the Company will pay, on behalf and for the benefit of the individual defendants in the New Jersey Actions, the aggregate sum of $175,000 for plaintiffs' counsel fees and expenses in the New Jersey Actions. Any incentive award to plaintiffs Harris and Kaufman would be paid out of this $175,000 sum. Pursuant to the New Jersey Settlement, the Board will restructure its Audit Committee of the Company so as to facilitate the procurement and timely filing of audited financial statements in the future. Further, the ITB Board will establish a Relisting Committee for the purpose of attempting to secure the relisting of the Company's common stock on a public market. On June 21, 2000, in light of the parties' agreement to the terms of the New Jersey
Settlement, the New Jersey District Court dismissed as moot the plaintiffs' second motion to enforce the proposed settlement.

      Pursuant to the New Jersey Settlement, on June 30, 2000, the New Jersey Superior Court certified preliminarily, for the settlement purposes only, a plaintiff class (the "Class") consisting of all holders of the Company's stock between October 13, 1997 (the date AMEX suspended trading of the Company's stock) and June 30, 2000, the date the New Jersey Superior Court entered an order approving the form of the proposed Notice of Settlement to the Class. On July 13, 2000, pursuant to the New Jersey Settlement, the Company mailed to all record holders of ITB stock within the Class period a Notice of Settlement of the Harris-State action and a Notice of Dismissal of the Harris-Federal action.

     On August 21, 2000, the New Jersey Superior Court held a hearing to consider the fairness of the New Jersey Settlement to the Class. At the conclusion of the hearing, the New Jersey Superior Court entered an order (i) certifying the Class pursuant to New Jersey Rule 4:32; (ii) approving the New Jersey Settlement as fair, reasonable, adequate and in the best interests of the Class; (iii) dismissing the Harris- State action with prejudice; and (iv) releasing all Class claims against the defendants arising from and relating to the facts alleged in the Second Harris-State Complaint.

     On September 26, 2000, the New Jersey Federal Court held a hearing to consider the proposed dismissal of the Harris-Federal action and the application by plaintiffs' counsel for payment of attorneys' fees and expenses incurred in connection with pursuing the New Jersey Actions. During the hearing, the New Jersey Federal Court requested the submission of additional materials relating to the New Jersey Settlement and the Delaware Settlement. Plaintiffs' counsel submitted the requested materials to the New Jersey Federal Court on September 29, 2000. ITB is hopeful that the New Jersey Federal Court, after reviewing these materials, will enter shortly an order dismissing the Harris-Federal action with prejudice and awarding plaintiffs' counsel attorneys' fees and reimbursement of the expenses to be paid by the Company in accordance with the New Jersey Settlement. There is no assurance that the plaintiffs' fee petition will be approved by the New Jersey District Court. No prediction can be made at this time as to the outcome of the Harris-Federal Action.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



OTHER LITIGATION

     The Company is a defendant in a wrongful death action arising out of a motor vehicle/pedestrian accident at Freehold Raceway. The case is in the initial stages of discovery. The Company believes that it has adequate insurance coverage for the claim, however, because of the uncertainties, the Company is unable to determine at this time the potential liability, if any. Any claim for punitive damages would not be covered by insurance.

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

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      As of June 30, 2000, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates.

(12)  RETIREMENT PLANS

      The Company maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering all its non-union full time employees who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $10,000 factored for inflation annually). The Company's expense totaled $1,911(utilizing accumulated forfeitures), $137,091 and $216,848 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.



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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      The following table contains information on stock options for options granted from the Plan and options granted outside the Plan for the three year period ended June 30, 2000:

                                    Stock Options
                                    -------------
                                       Exercise      Weighted
                         Number       Price Range     Average
                        of Shares      Per Share       Price
                        ---------      ---------       -----
Outstanding at
June 30, 1997            1,600,000  $ 4.00 - $ 5.875  $ 4.59


Granted                    300,000  $ 4.00            $ 4.00
                         ---------
Outstanding at
June 30, 1998            1,900,000  $ 4.00 - $ 5.875  $ 4.50


Canceled                  (350,000) $ 4.00 - $ 5.00   $ 4.14
                         ---------
Outstanding at
June 30, 1999            1,550,000  $ 4.00 - $ 5.875  $ 4.58


Granted                      5,000  $ 1.00            $ 1.00

Canceled                  (200,000) $ 5.875           $ 5.875
                         ---------
Outstanding at
June 30, 2000            1,355,000  $ 1.00 - $ 5.00   $ 4.37
                         =========

                                      Exercise      Weighted
                                     Price Range     Average
                      Option shares   Per Share       Price
                      -------------   ---------       -----
Exercisable at June 30:

1998                    1,900,000   $4.00 - $5.875    $4.50
                        ---------   --------------    -----
1999                    1,550,000   $4.00 - $5.875    $4.58
                        ---------   --------------    -----
2000                    1,355,000   $1.00 - $5.00     $4.37
                        ---------   --------------    -----
Options available for
future grant
under the Plan at
June 30:                              1994 Plan
                                      ---------
1998                                   275,000

1999                                   275,000

2000                                   475,000

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at June 30, 2000:

                                        Ranges                  Total
                                 ------------------------    ------------
Range of exercise prices         $1.00 - 4.625      $5.00    $1.00 - 5.00

Outstanding options:

   Number outstanding at
   June 30, 2000                       980,000    375,000       1,355,000
                                 ------------------------    ------------
   Weighted average remaining
   contractual life (years)               5.85       5.50            6.75
                                 ------------------------    ------------
   Weighted average exercise price       $4.13      $5.00           $4.37
                                 ------------------------    ------------
Exercisable options:

   Number outstanding at
   June 30, 2000                       980,000    375,000       1,355,000
                                 ------------------------    ------------
   Weighted average exercise price       $4.13      $5.00           $4.37
                                 ------------------------    ------------




                                             Weighted
Weighted Average Fair Value of    Number of   Average        Weighted Average
Options Granted                    Shares   Exercise Price    Fair Value
---------------                    ------   --------------   ----------------
During Fiscal Year Ended:
-------------------------

June 30, 1997:

    Below Market                       --         --             --

    At Market                          --         --             --

    Above Market                    875,000     $4.51           $1.78
                                    --------
                                    875,000
                                    --------
June 30, 1998:
                                    -------- --------------   ----------------
    Below Market                    300,000     $4.00           $2.62

    At Market                          --         --             --

    Above Market                       --         --             --
                                    --------
                                    300,000
                                    --------
June 30, 2000:
                                    -------- --------------   ----------------
    Below Market                      5,000     $1.00           $1.00

    At Market                          --         --             --

    Above Market                       --         --             --
                                    --------
                                      5,000
                                    --------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with non-employees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") uses what is referred to as an intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock- based employee compensation arrangements. Accordingly, no compensation cost has been recognized. The Company estimates the fair value of each option and warrant granted on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.3%, a weighted average expected life of 5 years based on Company expectations, and a weighted average expected volatility of 56.29%.

      Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:



                                         Years Ended June 30,
                                         --------------------
                                  2000           1999            1998
                                  ----           ----            ----
Net (Loss): As Reported

(Loss) Before Discontinued
       Operations            $ (6,980,831) $ (16,034,769) $  (25,468,850)

Income from Discontinued
       Operations                     -0-      8,144,072       7,207,633
                              ------------- --------------  --------------
Net (Loss)                   $ (6,980,831) $  (7,890,697) $  (18,261,217)
                              ------------- --------------  --------------

Pro Forma Net (Loss)

(Loss) Before Discontinued
       Operations            $ (7,026,581) $ (16,034,769) $  (25,468,850)

Income from Discontinued
       Operations                     -0-      8,144,072       7,207,633
                              ------------- --------------  --------------
Net (Loss)                   $ (7,026,581) $  (7,890,697) $  (18,261,217)
                              ------------- --------------  --------------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               Years Ended June 30,
                                               --------------------
                                              2000    1999       1998
                                              ----    ----       ----
Net (Loss) Per Share- Basic and Diluted:
 As Reported

(Loss) Before Discontinued Operations     $  (0.78) $ (1.38)  $  (1.82)

Income from Discontinued Operations            -0-     0.71       0.51
                                           --------- --------  ---------
Net (Loss)                                $  (0.78) $ (0.67)  $  (1.31)
                                           --------- --------  ---------
Pro Forma Net (Loss) Per Share - Basic
 and Diluted

(Loss) Before Discontinued Operations     $  (0.78) $ (1.38)  $  (1.82)

Income From Discontinued Operations            -0-     0.71       0.51
                                           --------- --------  ---------
Net (Loss)                                $  (0.78) $ (0.67)  $  (1.31)
                                           --------- --------  ---------


      (B)  WARRANTS

     During the fiscal year ended June 30, 1996, the Company issued warrants to purchase 925,000 shares of Common Stock in connection with its financing activities and the purchase of the El Rancho Property. During the fiscal year ended June 30, 1997, the Company issued warrants to purchase 746,847 shares of Common Stock in connection with its financing activities, including the Credit Suisse Credit Facility. During the fiscal year ended June 30, 1999, the Company issued warrants to purchase 932,153 shares of Common Stock in connection with its financing activities, including the Credit Suisse Credit Facility. All warrants are exercisable at June 30, 2000.

     The fair value of warrants issued during the years ended June 30, 1999 and 1998 was $1,269,179, and $0, respectively. The 1999 warrants were accounted for as financing expenses.

     Warrants have been granted to acquire Common Stock at various prices above, below and at fair market value at the date of grant. The following table contains information on warrants for the three-year period ended June 30, 1999:

                                                 Warrants
                                                 --------
                                           Exercise       Weighted
                               Number     Price Range      Average
                             Of Shares     Per Share        Price
                            --------------------------------------
Outstanding at
 June 30, 1997 and 1998        1,671,847  $4.00 - $5.25     $4.66


Granted During Fiscal 1999       497,153  $4.375            $4.375

Granted During Fiscal 1999       435,000  $2.50             $2.50
                               ---------
Outstanding at
 June 30, 1999 and 2000        2,604,000  $2.50 - $5.25     $4.25
                               =========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)  DIVIDENDS

     The Company is required to pay to the holders of the Company's Series A Convertible Preferred Stock ("Preferred Stock") a cash dividend from any net racetrack earnings, as defined, of Garden State Park. No dividends were required for fiscals 2000, 1999 and 1998. The Preferred Stock has liquidation rights of $100 per share plus accrued dividends, if any.

(15)  RELATED PARTY TRANSACTIONS

     On February 24, 2000,  the Company sold several pieces of artwork to Robert
E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr. The note is due on January 31, 2002 without interest if the principal is paid on or before January 31, 2002. Any amounts not paid prior to January 31, 2002 will accrue interest at 8% On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above.

     On September 18, 2000, the Company borrowed $150,000 from the Company's acting Chief Executive Officer, Mr. Francis Murray, in order to finance its current operations until November 30, 2000. The Company expects to repay the note with a portion of the Garden State Park sale proceeds.

     Mr. James J. Murray was elected by the Board of Directors to serve as a Director of the Company on February 22, 1999. Mr. Murray is the brother of Mr. Francis W. Murray who is a Director and also serves as acting Chief Executive Officer of the Company.

     Effective December 3, 1999, the Board of Directors accepted the resignation of Christopher C. Castens, the Company's Secretary and General Counsel. During the third quarter of Fiscal 2000, the Company paid $10,000 in consulting fees for services Mr. Castens performed.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Pursuant to the Delaware Settlement, Las Vegas Entertainment Network, Inc. ("LVEN") was granted the exclusive right to sell the El Rancho Property until November 20, 1998 and the co-extensive right, along with the Company, to sell the El Rancho Property until April 19, 1999. Beginning January 19, 1999, and ending April 19, 1999, LVEN was required to pay one-half of the carrying costs associated with maintaining the El Rancho Property. LVEN also obtained the right, exercisable from March 20, 1999 until April 19, 1999, to refinance the El Rancho Property and thereby obtain the extended right to sell the El Rancho
Property until the earlier of (a) one year from April 19, 1999 or (b) the midpoint of the term of the refinancing loan (the "Refinancing Option"). If the Company sells or refinances the El Rancho property after April 19, 1999 for an amount in excess of $44,200,000, plus one half of the carrying costs from January 20, 1999 to April 19, 1999, plus the customary transaction costs incurred by the Company in such sale (the "Threshold Amount"), then LVEN shall receive from such cash proceeds in excess of the Threshold Amount up to the amount of $12,000,000 of cash sale proceeds over and above the Threshold Amount, out of which LVEN will direct that the first $2,000,000 be paid over to NPD. NPD is owned by Nunzio DeSantis, the Company's former Director and CEO and Tony Coelho, the Company's former Director and Chairman of the Board. As of January 25, 2000 LVEN did not sell the El Rancho Property and did not exercise the Refinancing Option. On May 22, 2000, the Company closed on the sale of the El Rancho property for $45,000,000 in cash. Interest and one-half of the carrying costs for the period between January 20, 1999 to April 19, 1999 were in excess of $800,000, therefore, no payments are due to LVEN as a result of the transaction.

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

     During fiscal 1998, the Company paid $12,200, on behalf of Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, which operates private jets, including one which was partially financed by Messrs. DeSantis and Corrazzi. Messrs. DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $177,000 during fiscal 1998 and which LVEN had agreed to reimburse the Company. The $177,000 owed to the Company was offset by certain conditions agreed upon in the consummation of the Delaware Settlement.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


dismissed with prejudice upon consummation of the Delaware Settlement, the minority Board members challenged the authorization and enforceability of certain agreements, including Mr. Coelho's consulting agreement. Upon consummation of the Delaware Settlement, Mr. Coelho's consulting agreement was terminated and options granted to him in the consulting agreement were canceled.

     Kenneth Scholl, a director of the Company until July 23, 1998, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. During Fiscal 2000, the Company paid Mr. Scholl $120,000 for these services. Additionally, Mr. Scholl was paid director fees of $10,000 for each of fiscal years 1999 and 1998. The Company has continued to pay Mr. Scholl $10,000 per month for ongoing consulting services. Mr. Scholl was elected president and director of Casino-Co in March 1996, he resigned as a board member on March 14, 1997 and resigned as president on May 19, 1997. Mr. Scholl also held the position of Secretary and resigned the position on March 1, 1998.

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

     During fiscals 1999 and 1998, the Company made payments for legal fees in the amount of $50,000 and $45,586 on behalf of Robert Green. Those amounts were for legal fees in connection with the Green v. DeSantis, et al. suit.

     During fiscals 1999 and 1998, the Company paid $90,510 and $141,350, respectively, to Public Strategies, L.L.C., a company owned by Roger A. Bodman, a former director of the Company, in consideration for ongoing consulting services pursuant to an agreement which expired in December 1997. Public Strategies provided consulting services to the Company on a month-to-month basis from January 1, 1998 to January 31, 1999.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

         The directors of the Company are:

Name                Age  Director Since                 Position
----                ---  --------------                 --------

John U. Mariucci    60   November 1996 to January 1997
                         February 22, 1999              Director
Francis W. Murray   59   November 1995
                         October 2000                   Director
                                                        President
                                                        Chairman of the Board
James J. Murray     62   November 1996 to January 1997
                         February 22, 1999              Director
Robert J. Quigley   71   October 1980
                         February 1996 to October 1997
                         January 1999 to October 2000   Director
                                                        President
                                                        President
                                                        Chairman of the Board

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

     Compensation and Stock Options Committee. The Compensation and Stock Options Committee establishes director and executive compensation levels and is responsible for the administration of the employee stock option plan. Messrs. Francis W. Murray and Mariucci are the current members of the Compensation and Stock Options Committee.

     The following is a summary of the composition of these committees during Fiscal 2000:

                                                       COMPENSATION AND STOCK
EFFECTIVE DATE  EXECUTIVE COMMITTEE  AUDIT COMMITTEE     OPTIONS COMMITTEE
--------------  -------------------  ---------------     -----------------
March 15, 1999  Francis W. Murray    John U. Mariucci    Francis W. Murray
                Robert J. Quigley    James J. Murray     John U. Mariucci


EXECUTIVE AND OTHER KEY OFFICERS

     The executive and other key officers of the Company, in addition to Messrs. Murray and Quigley, are:

Name                     Age            Position
----                     ---            --------
William H. Warner        55             Secretary/Treasurer

Christine E. Rice Newell 55             Assistant Treasurer and Controller


     Set forth below is certain biographical information with respect to each such executive and other key officers:

     William H. Warner. Mr. Warner is a certified public accountant and has been employed by the Company since September 1983. Mr. Warner has served as Treasurer of the Company since December 1983. Prior to joining the Company, Mr. Warner was employed in public accounting for 11 years. Mr. Warner was elected Secretary of the Company on October 10, 2000,

     Christine E. Rice Newell. Ms. Rice Newell is a certified public accountant and has been employed by the Company since December 1986. Ms. Rice Newell has served as Assistant Treasurer of the Company since November 1990. From December 1986 to November 1990 Ms. Rice Newell was the Company's Corporate Accounting Manager.

 ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation paid or accrued by the Company during the years ended June 30, 2000, 1999 and 1998 to
(i) the Company's acting Chief Executive Officer, (ii) the Company's most highly compensated executive officers (other than the Chief Executive Officer) who were serving in such capacity at the end of Fiscal 2000 and (iii) a former executive officer of the Company who was not serving in such capacity at the end of Fiscal 2000.


                                   SUMMARY COMPENSATION TABLE
                                                                                     Long-Term
                                                Annual Compensation                 Compensation
                                                -------------------                 ------------
                                                                        Securities       All
Name and                                                  Other Annual  Underlying      Other
Principal Position                   Year       Salary    Compensation   Options    Compensation
                                                   $            $                          $
------------------                   ----       ------    ------------   -------    ------------
Nunzio P. DeSantis(1)                2000           -0-         -0-         -0-          -0-
Former Chief Executive Officer       1999       268,269      10,500         -0-          -0-
of the Company                       1998       450,000      78,000         -0-          -0-

Francis W. Murray                    2000       122,308      17,737(2)      -0-         10,997(3)
Acting Chief Executive Officer       1999       120,692      15,145         -0-         12,323
of the Company and effective         1998       129,333      16,000         -0-         87,292
October 10, 2000, President
and Chairman of the Board of
the Company

Robert J. Quigley                    2000        71,346      12,000(4)      -0-          6,593(5)
President and Chairman of the        1999       138,461       4,000         -0-         12,267
Board of the Company until           1998       220,000        -0-          -0-         11,160
October 10, 2000

Christopher C. Castens(6)            2000        57,031        -0-          -0-         57,211(7)
Secretary of the Company             1999       123,693        -0-          -0-          9,260
                                     1998       115,770        -0-          -0-          8,060

William H. Warner                    2000       126,000        -0-          -0-         11,219(8)
Treasurer and                        1999       123,693        -0-          -0-        117,355
Chief Financial Officer              1998       125,693        -0-          -0-          9,498
of the Company and effective
October 10, 2000, Secretary

Christine E. Rice Newell             2000        86,625       3,600(9)      -0-          7,782(10)
Assistant Treasurer and              1999        77,308       3,600         -0-          6,112
Controller                           1998        78,308       3,600         -0-          6,455


(1) Mr. DeSantis became Chief Executive Officer of the Company on January 15, 1997 following the NPD Acquisition and upon consummation of the Delaware Settlement on January 28, 1999, Mr. DeSantis' employment was terminated.

(2)  Consisted of monthly automobile lease payments.

(3) Fiscal 2000 amounts consist of $3,659 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Murray and $7,338 contributed by the Company under the Company's 401(k) plan.

(4)  Fiscal 2000 consists of $1,000 per month automobile allowance.

(5) Fiscal 2000 amounts consist of $2,313 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Quigley and $4,280 contributed by the Company under the Company's 401(k) plan.

(6)  Effective December 3, 1999, Mr. Castens resigned his position.

(7) Fiscal 2000 amounts include $1,324 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Castens, $764 contributed by the Company under the Company's 401(k) plan and six months severance in the amount of $55,123.

(8) Fiscal 2000 amounts include $3,659 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner and $7,560 contributed by the Company under the Company's 401(k) plan.

(9)  Consists of $300 per month automobile allowance.

(10) Fiscal 2000 amounts include $2,585 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Ms. Rice Newell and $5,197 contributed by the Company under the Company's 401(k) plan.

STOCK OPTIONS

OPTIONS GRANTED IN LAST FISCAL YEAR

                   OPTION GRANTS IN LAST FISCAL YEAR

                         Individual Grants
                         -----------------
                                                               Potential
                           % of Total                          Realizable Value
               Number of   Options                             At Assumed Annual
               Securities  Granted to                          Rates of Stock
               Underlying  Employees    Exercise               Price
               Options     In Fiscal    Price      Expiration  Appreciation
Name           Granted(#)  Year         ($/Sh)     Date        for Option Term
----           ----------  ----         ------     ----        ---------------
                                                                5%(1)   10%(1)
                                                                -----   ------
Christine E.
 Rice Newell   1,500       30%          $1.00      1/1/2005       -0-     -0-
--------------------------------------------------------------------------------
(1) Calculated based on the market price of the Company's Common Stock of $.41 per share on June 30, 2000 minus the aggregate exercise price of such options. The options will have greater, lesser or no value to the extent that the market price of the Company's Common Stock appreciates or declines from the grant date to the exercise date.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

    The following table indicates the outstanding stock options held at June 30, 2000 by each person named in the Summary Compensation Table. No options were exercised during Fiscal 2000 by any of the named executive employees.


                       Number of Securities Underlying    Value of Unexercised
                           Unexercised Options           In-the-Money Options at
                           At Fiscal Year End              Fiscal Year End (1)
Name                     Exercisable/Unexercisable     Exercisable/Unexercisable
----                     -------------------------     -------------------------
Francis W. Murray               300,000/-0-                    -0-/-0-

Robert J. Quigley               100,000/-0-                    -0-/-0-

Christine E. Rice Newell          1,500/-0-                    -0-/-0-


(1) The Company's Common Stock has been trading on the NQB Pink Sheets since August 1998 and the sales have averaged approximately $.68 per share. As a result, the Company believes that the market price of the Common Stock is below the exercise price of such options.

COMPENSATION OF DIRECTORS

     Outside directors are provided compensation of $1,000 for each regular or special meeting of the Board in which each outside director participates either in person or by telephone.

TERMINATION AND SEVERANCE AGREEMENTS

     Christopher C. Castens - Secretary and General Counsel. The Company and Mr. Castens were parties to an employment agreement effective October 16, 1997 pursuant to which Mr. Castens served as the Company's Secretary and General Counsel at an annual salary of $123,700. Effective December 3, 1999, the Board of Directors accepted Mr. Castens' resignation and the Company paid $79,846 in the second quarter of Fiscal 2000 associated with his employment contract. In addition, the Company transferred to Mr. Castens the title to his Company car.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation of the Company's executive officers is determined by the Company's Compensation and Stock Options Committee, which consisted of Mr. Francis W. Murray and Mr. Marriucci. No officer or employee of the Company participated in deliberations of the Compensation and Stock Options Committee.

     On September 18, 2000, the Company borrowed $150,000 from the Company's acting Chief Executive Officer, Mr. Francis Murray, in order to finance its current operations until November 30, 2000. The Company expects to repay the note with a portion of the Garden State Park sale proceeds.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 2000, the number of shares of the Company's Common Stock owned beneficially by (i) each beneficial owner of more than 5% of such Common Stock, (ii) each named executive officer and director of the Company and (iii) all executive officers and directors of the Company as a group (calculated in accordance with Rule 13d-3 under the Exchange Act). In the case of persons other than executive officers and directors of the Company, such information is based solely on a review of Schedules 13D and 13G filed with the SEC. Except as otherwise noted below, each person or entity has sole voting and dispositive power with respect to the shares of Common Stock listed below. As of September 30, 2000, the Company had 11,884,273 shares of Common Stock issued and 8,980,257 shares outstanding. In addition to the Common Stock, the Company has 362,485 shares of Preferred Stock issued and outstanding. The Preferred Stock is not convertible into Common Stock and has no voting rights.


                            AMOUNT AND
NAME AND ADDRESS OF         NATURE OF                  PERCENT OF
5% BENEFICIAL OWNER         BENEFICIAL OWNERSHIP(1)    CLASS
-------------------         -----------------------    -----

Credit Suisse First
Boston Mortgage
Capital LLC
Eleven Madison Avenue
New York, NY 10010          2,419,509(1)               20.5%


The Family Investment Trust
(Henry Brennan, Trustee)
340 North Avenue
Cranford, NJ  07016         1,090,731(2)                9.2%


Frank A. Leo                  736,201(3)                6.2%


John U. Mariucci               60,500(4)                 *


Francis W. Murray             300,000(5)                2.5%


James J. Murray                25,000(5)                 *


Robert J. Quigley             105,830(6)                 *


William H. Warner                 124                    *


Christine E. Rice Newell        1,500(5)                 *


All Executive Officers
and Directors as a Group
(6 persons)(4)(5)(6)          492,954                   4.2%


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

(4) Consists of 25,000 shares of Common Stock issuable upon exercise of options.

(5)  Consists of shares of Common Stock issuable upon exercise of options.

(6)  Includes 100,000 shares of Common Stock issuable upon exercise of options.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 24, 2000,  the Company sold several pieces of artwork to Robert
E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased from Mr. Brennan Jr. two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr.. The note is due on January 31, 2002 without interest if the principal is paid on or before January 31, 2002. Any amounts not paid prior to January 31, 2002 will accrue interest at 8% On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above.

     Mr. James J. Murray was elected by the Board of Directors to serve as a Director of the Company on February 22, 1999. Mr. Murray is the brother of Mr. Francis W. Murray who is a Director and also serves as acting Chief Executive Officer of the Company.

     On September 18, 2000, the Company borrowed $150,000 from the Company's acting Chief Executive Officer, Mr. Francis Murray, in order to finance its current operations until November 30, 2000. The Company expects to repay the note with a portion of the Garden State Park sale proceeds.

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

     During fiscals 1998, the Company paid $12,200 on behalf of Southwest Jet Group in connection with the use of a private jet by certain officers and directors of the Company including Mr. DeSantis, for Company business. Southwest Jet Group is a Nevada corporation, owned by Mr. DeSantis' son, which operates private jets, including one which was partially financed by Messrs. DeSantis and Corazzi. Messrs. DeSantis and Corazzi used private jets operated by Southwest Jet Group for certain personal matters for which the Company advanced approximately $177,000 during fiscals 1998 and which LVEN had agreed to reimburse the Company. The $177,000 owed to the Company was offset by certain conditions agreed upon in the consummation of the Delaware Settlement.

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

     Kenneth Scholl, a director of the Company until July 23, 1998, provides consulting services to LVEN and certain of its subsidiaries through the Stanford Company of which he is the president. Effective January 1, 1998, the Company began paying Mr. Scholl $10,000 per month for ongoing consulting services as project manager for the El Rancho Property. During Fiscal 2000, the Company paid Mr. Scholl $120,000 for these services. Additionally, Mr. Scholl was paid director fees of $10,000 for each of fiscal years 1999 and 1998. The Company has continued to pay Mr. Scholl $10,000 per month for ongoing consulting services. Mr. Scholl was elected president and director of Casino-Co in March 1996, he resigned as a board member on March 14, 1997 and resigned as president on May 19, 1997. Mr. Scholl also held the position of Secretary and resigned the position on March 1, 1998.

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

     During fiscals 1999 and 1998, the Company made payments for legal fees in the amount of $50,000 and $45,586 on behalf of Robert Green. Those amounts were for legal fees in connection with the Green

v. DeSantis, et al. suit.

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

     For  additional   information  regarding  related  party  transactions  see
Footnote 15 in the Consolidated Financial Statements. See also "Item 11 - Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit
Number    Description of Exhibit
------    ----------------------

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

Exhibit
Number    Description of Exhibit
------    ----------------------

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

Exhibit
Number    Description of Exhibit
------    ----------------------

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

Exhibit
Number    Description of Exhibit
------    ----------------------

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

Exhibit
Number    Description of Exhibit
------    ----------------------

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

10.33Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8K dated January 21, 2000)

10.34Agreement  of Sale Between  Orion Casino  Corporation  (the  "Seller")  and
     Turnberry/Las  Vegas  Boulevard,   LLC  (the  "Buyer").   (incorporated  by
     reference to Exhibit 10.1 to the Registrant's Current Report on Form 8K dated May 22, 2000)

10.35Note Purchase Agreement Between Orion Casino Corporation, as Purchaser, and Turnberry/Las Vegas Boulevard, LLC, as Issuer, Dated as of March 1, 2000. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8K dated May 22, 2000)

10.36$23,000,000.00  Promissory  Note  dated May 18,  2000,  from  Turnberry/Las
     Vegas Boulevard, LLC, (the "Maker") to Orion Casino Corporation, (the "Payee"). (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8K dated May 22, 2000)

10.37Security  Agreement,  dated as of May 18, 2000, by and among  Turnberry/Las
     Vegas Boulevard, LLC, (the "Joint Venture"), the members of the Joint Venture parties to this Agreement (said members being collectively called the "Pledgers"), and Orion Casino Corporation, a Nevada corporation (the "Purchaser"). (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8K dated May 22, 2000)

21   Subsidiaries

27   Financial Data Schedule
-------------------
* Constitutes a management contract or compensation plan.

(B)  Financial Statements                                          Page

     Reports of independent certified public accountants.           20
     Consolidated Balance Sheets as of June 30, 2000 and 1999. 22 Consolidated Statements of Operations for the Years
       Ended June 30, 2000, 1999 and 1998.                          24
     Consolidated Statements of Stockholders' Equity for the Years
       Ended June 30, 2000, 1999 and 1998.                          25
     Consolidated Statements of Cash Flows for the Years Ended
       June 30, 2000, 1999 and 1998.                                26
     Notes to Consolidated Financial Statements.                    28

(C)  Reports on Form 8-K

     No reports were filed on Form 8-K during the last quarter of the fiscal year covered by this report.


              INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                           AND SUBSIDIARIES

                              EXHIBIT 21


     The  following   table   indicates  the   subsidiaries   of   International
Thoroughbred Breeders, Inc. and their states of incorporation. All of such subsidiaries are wholly owned.

Name                                                   State of Incorporation
----                                                   ----------------------

Atlantic City Harness, Inc.                            New Jersey

Circa 1850, Inc.                                       New Jersey

Holdfree Racing Association                            New Jersey

Garden State Race Track, Inc.                          New Jersey

GSRT, LLC                                              New Jersey

International Thoroughbred Breeders
   Management, Inc.                                    New Jersey

International Thoroughbred Gaming
   Development Corporation                             New Jersey

Olde English Management Co., Inc.                      New Jersey

Orion Casino Corporation                               Nevada

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2000.

                                           INTERNATIONAL THOROUGHBRED
                                           BREEDERS, INC.


                                           By:_______________________
                                           Francis W. Murray, President and
                                           Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title                                Date
----                          -----                                ----

By:___________________        Secretary Treasurer (Principal     10/13/2000
     William H. Warner        Financial and
                              Accounting Officer)

By:___________________        Director                           10/13/2000
     John Mariucci


By:___________________        Director                           10/13/2000
     James Murray


By:___________________        Director                           10/13/2000
     Francis W. Murray


By:___________________        Director                           10/13/2000
     Robert J. Quigley