Form 10-Q
period 2000-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2000-11-13
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2000
                               ------------------------------------------------
                                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ------------------------------

Commission file number                0-9624
                      ---------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                            Outstanding at November 3, 2000
------------------------------           ------------------------------------
Common Stock, $ 2.00 par value                       8,980,254 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                  for the Three Months ended September 30, 2000
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                           PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Consolidated Balance Sheets
                  as of September 30, 2000 and June 30, 2000.................1-2

         Consolidated Statements of Operations
                  for the Three Months ended
                  September 30, 2000 and 1999..................................3

         Consolidated Statement of Stockholders' Equity
                  for the Three Months ended September 30, 2000................4

         Consolidated Statements of Cash Flows
                  for the Three Months ended
                  September 30, 2000 and 1999..................................5

         Notes to Consolidated Financial Statements.........................6-12

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........13-17

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.............................18

SIGNATURES        ............................................................19

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000


                                     ASSETS

                                            September 30,
                                                2000        June 30,
                                             (UNAUDITED)      2000
                                             ----------    ----------
CURRENT ASSETS:
        Cash and Cash Equivalents         $     344,178 $     271,119
        Restricted Cash and Investments       1,671,173     1,656,743
        Accounts Receivable                           0       427,654
        Prepaid Expenses                        266,603       362,321
        Other Current Assets                    523,784       516,721
                                             ----------    ----------
             TOTAL CURRENT ASSETS             2,805,738     3,234,558
                                             ----------    ----------


NET ASSETS OF DISCONTINUED OPERATIONS
             - Long Term                     30,000,000    30,000,000
                                             ----------    ----------
PROPERTY HELD FOR SALE                                0             0
                                             ----------    ----------
LAND, BUILDINGS AND EQUIPMENT:
        Land and Buildings                      214,097       214,097
        Equipment and Artwork                 1,196,666     1,199,284
                                             ----------    ----------
                                              1,410,763     1,413,381
        LESS: Accumulated Depreciation
               and Amortization                 401,747       387,404
                                             ----------    ----------
             TOTAL LAND, BUILDINGS AND
                  EQUIPMENT, NET              1,009,016     1,025,977
                                             ----------    ----------


OTHER ASSETS:
        Notes Receivable                     23,000,000    23,000,000
        Deposits and Other Assets               906,204       906,204
                                             ----------    ----------
             TOTAL OTHER ASSETS              23,906,204    23,906,204
                                             ----------    ----------


TOTAL ASSETS                              $  57,720,958 $  58,166,739
                                             ==========    ==========







See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September 30,
                                                          2000        June 30,
                                                       (UNAUDITED)     2000
                                                     ----------      ----------
CURRENT LIABILITIES:
        Accounts Payable                           $     37,185    $     62,502
        Accrued Expenses                                895,571         858,510
        Current Maturities of Long-Term Debt         18,654,555      18,596,709
        Net Liabilities of Discontinued
             Operations - Current                     1,462,709       1,509,577
                                                     ----------      ----------
             TOTAL CURRENT LIABILITIES               21,050,020      21,027,298
                                                     ----------      ----------

DEFERRED INCOME                                       2,786,589       2,786,589
                                                     ----------      ----------
LONG-TERM DEBT, Net of Current Portion                  482,000         482,000
                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES                              --              --


STOCKHOLDERS' EQUITY:
        Series A Preferred Stock, $100.00
          Par Value,Authorized 500,000
          Shares, Issued and Outstanding,
          362,486 and 362,484 Shares,
          Respectively                               36,248,575      36,248,375
        Common Stock, $2.00 Par Value, Authorized
          25,000,000 Shares,Issued, 11,884,276 and
          11,884,270 Shares,and Outstanding,
          8,980,266 and 8,980,254 Shares,
          Respectively                               23,768,551      23,768,539
        Capital in Excess of Par                     26,144,328      26,144,540
        (Deficit) (subsequent to June 30, 1993,
           date of quasi-reorganization)            (45,473,648)    (45,003,895)
                                                     ----------      ----------
             TOTAL                                   40,687,806      41,157,559
        LESS:
           Treasury Stock, 2,904,016
            Shares, at Cost                          (7,260,040)     (7,260,040)
           Deferred Compensation, Net                   (25,417)        (26,667)
                                                     ----------      ----------
             TOTAL STOCKHOLDERS' EQUITY              33,402,349      33,870,852
                                                     ----------      ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 57,720,958    $ 58,166,739
                                                     ==========      ==========











See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000



                                                Three Months Ended
                                                   September 30,
                                          --------------------------
                                               2000           1999
                                          -----------    -----------
REVENUE:
  Revenue                                 $    76,407    $    77,749
  Interest Income                              30,810         17,242
                                          -----------    -----------
          TOTAL REVENUES                      107,217         94,991
                                          -----------    -----------
EXPENSES:
  General & Administrative Expenses           571,992        482,205
  Interest and Financing Expenses               4,977      1,155,679
  El Rancho Property Carrying Costs                 0        376,649
                                          -----------    -----------
          TOTAL EXPENSES                      576,969      2,014,533
                                          -----------    -----------

NET (LOSS)                                $  (469,752)   $(1,919,542)
                                          ===========    ===========


NET BASIC AND DILUTED (LOSS)
  PER COMMON SHARE                        $     (0.05)   $     (0.21)
                                          ===========    ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                       8,980,244      8,980,235
                                          ===========    ===========











See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                             Preferred                Common
                                       --------------------  -------------------------
                                       Number of             Number of
                                        Shares     Amount      Shares        Amount
                                       ------- ------------  ----------   ------------
BALANCE - JUNE 30, 2000                362,484 $ 36,248,375  11,884,270   $ 23,768,539

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992         2        200             6             12
   Amortization of Deferred
    Compensation Costs                      --         --          --             --
   Net (Loss) for the Three Months
    Ended September 30, 2000                --         --          --             --
                                       ------- ------------  ----------   ------------
BALANCE - SEPTEMBER 30, 2000           362,486 $ 36,248,575  11,884,276   $ 23,768,551
                                       ======= ============  ==========   ============

                                         Capital                         Treasury      Deferred
                                        in Excess                          Stock,       Compen-
                                          of Par        (Deficit)         At Cost       sation         Total
                                      ------------    ------------    ------------    ---------    ------------
BALANCE - JUNE 30, 2000               $ 26,144,540    $(45,003,895)   $ (7,260,040)   $ (26,667)   $ 33,870,852

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock
    Split effected on March 13, 1992          (212)           --              --           --              --
   Amortization of Deferred
    Compensation Costs                        --              --              --          1,250           1,250
   Net (Loss) for the Three Months
    Ended September 30, 2000                  --          (469,752)           --           --          (469,752)
                                      ------------    ------------    ------------    ---------    ------------
BALANCE - SEPTEMBER 30, 2000          $ 26,144,328    $(45,473,648)   $ (7,260,040)   $ (25,417)   $ 33,402,349
                                      ============    ============    ============    =========    ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                        Three Months Ended
                                                                           September 30,
                                                                           -------------
                                                                         2000          1999
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        (LOSS) BEFORE DISCONTINUED OPERATIONS                       $  (469,752)   $(1,919,542)
                                                                    -----------    -----------
        Adjustments to reconcile (loss)  to net cash (used in)
          operating activities:
                Depreciation and Amortization                            15,594         15,904
                Changes in Operating Assets and Liabilities -
                   (Increase) in Restricted Cash & Investments          (14,430)             0
                   Decrease in Accounts Receivable                      427,654        187,889
                   (Increase) Decrease in Other Assets                   (7,063)           598
                   Decrease in Prepaid Expenses                          95,719        104,761
                   Increase in Accounts Payable and Accrued Expenses     11,742        879,587
                                                                    -----------    -----------
        CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES BEFORE
           DISCONTINUED OPERATIONS                                       59,464       (730,803)

        CASH PROVIDED BY (USED IN) DISCONTINUED OPERATING ACTIVITIES     11,676        (25,935)
                                                                    -----------    -----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              71,140       (756,738)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                                      0         (1,210)
                                                                    -----------    -----------
        CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
          BEFORE DISCONTINUED INVESTING ACTIVITIES                            0         (1,210)
        CASH (USED IN) DISCONTINUED INVESTING ACTIVITIES                      0       (130,000)
                                                                    -----------    -----------
        NET CASH (USED IN) INVESTING ACTIVITIES                               0       (131,210)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loan                                                  150,000              0
    Escrow Deposits Utilized                                                  0         94,747
    Deposit to Escrow Funds                                                   0       (320,000)
    (Increase) in Balances Due to/From Discontinued Subsidiaries       (136,405)       (28,051)
    Principal Payments on Short Term Notes                                    0        (80,997)
                                                                    -----------    -----------
        CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
          BEFORE DISCONTINUED FINANCING ACTIVITIES                       13,595       (334,301)
        CASH PROVIDED BY DISCONTINUED FINANCING ACTIVITIES                5,475        286,652
                                                                    -----------    -----------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              19,070        (47,649)
                                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     90,210       (935,597)
          LESS CASH AND CASH EQUIVALENTS AT END OF THE PERIOD
            FROM DISCONTINUED OPERATIONS                                (17,151)      (130,716)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
          BEFORE DISCONTINUED OPERATIONS                                271,119      1,358,200
                                                                    -----------    -----------
        CASH AND CASH EQUIVALENTS AT END OF THE PERIOD              $   344,178    $   291,887
                                                                    ===========    ===========

        Supplemental Disclosures of Cash Flow Information:
                Cash paid during the period for:
                Interest                                            $         0    $         0
                Income Taxes                                        $         0    $         0


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. The remaining debt to the Company's primary lender was due June 30, 1999. On May 7, 1999, the Company notified their primary lender, Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse"), of its intent to extend the loan maturity date to June 30, 2000. On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The restructuring agreement returned the loan to a good standing position and extended the maturity date of the CSFB Loan to June 30, 2000. The maturity date was further extended to November 30, 2000 as a result of the pending sale of the Garden State Park property.

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

     The Company has sustained losses of approximately $33 million during the last three fiscal years and a loss of $469,752 for the three months ended September 30, 2000, all of which raise substantial doubt about its ability to continue as a going concern. The Company believes its projected cash flows from its current operations will be sufficient until November 30, 2000 and there can be no assurances beyond that date.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)  DISCONTINUED OPERATIONS

     On January 28, 1999, the Company completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility, and the lease of the real property and certain related assets of Garden State Park for a seven-year period.

The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of September 30, 2000 consist of the following:

Classified As:

Current Assets                                          $    545,929

Current Liabilities                                      (1,070,221)
                                                         -----------
Deferred Income                                            (938,417)

   Net Liabilities of Discontinued Operations - Current  (1,462,709)

Property Assets of Garden State Park                      30,000,000
                                                         -----------
   Net Assets of Discontinued Operations                $ 28,537,291
                                                         ===========

     On January 25, 2000, the Company entered into an Agreement of sale pursuant to which it has agreed to sell the real property known as Garden State Park to Turnberry/Cherry Hill LLC. Under the Agreement of Sale, as amended, the purchase price for the Garden State Park real property is $30 million, plus assumption of certain monetary obligations of the Company with respect to the property sold which aggregate approximately $500,000 (the "Assumed Liability"). The buyer also agreed to pay up to $200,000 per month of the Company's out-of-pocket carrying costs of the Garden State Park property after April 15, 2000 (including interest on the Company's Mortgage debt). At closing, $20 million of the purchase price will be payable in cash (of which the Company has already received deposits of $1,000,000), and the buyer will deliver its promissory note in the face amount of $10 million (the "Note"). Under the Note, once the buyer has made distributions to its equity investors equal to the amount of their invested capital contributions plus an agreed upon return thereon, the next $10 million of the buyer's distributable cash would be paid under the Note to the Company, and the Company thereafter would receive payments under the Note equal to one-third of the distributable cash of the buyer, including (without limitation) distributable cash generated by development, sale or leasing of the Garden State Park property. The agreed upon rate of return to be paid to buyer's owner on its invested capital contributions, before payments under the Note will be made, will be 15% per year, except that the rate of return on capital invested by buyer's owner to cover certain costs, in excess of $1,000,000, which buyer may incur in respect of the Assumed Liability, environmental investigation and remediation, and various other specified items (including the September extension fee of $146,680 paid to the Company's primary lender, CSFB), may be as high as 33 1/3% per annum. Closing is scheduled to occur prior to December 1, 2000. The parties continue to negotiate certain issues and there can be no assurance that the transaction will be consummated.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  NOTES AND MORTGAGES PAYABLE

         Notes and Mortgages Payable are summarized below:

                                                         September 30, 2000
                                                     ---------------------------
                              Interest % Per Annum      Current           Long-
                                                                          Term
                              ---------------------  --------------     --------
International Thoroughbred
Breeders Inc.:

Credit Suisse First Boston (A)  LIBOR Rate plus 7%  $  14,668,022    $       -0-
                              (9/30/00 rate 13.62%)

REB Bankruptcy Trustee (B)      Prime Rate              3,652,226            -0-
                              (9/30/00 rate 9.50%)
Robert E. Brennan Jr. (C)                                     -0-        482,000

Other                           Various                   334,307            -0-

Garden State Park:
Service America Corporation (D) 6%                        320,000            -0-

Other (E)                       Various                   137,982            -0-
                                                     ------------     ----------
    Totals                                          $  19,112,537    $       -0-
Less Amounts Reclassified to:
  Net Liabilities of Discontinued
    Operations - Current                                 (457,982)           -0-
                                                     ------------     ----------
    Totals                                          $  18,654,555    $   482,000
                                                     ============     ==========
The effective LIBOR Rate and the Prime Rate at September 30, 2000 was 6.62% and 9.5%, respectively.

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

     On January 21, 2000, after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. On November 17, 1999, the Company and Credit Suisse signed a term sheet outlining the terms and conditions of the Restructure Agreement. At that time, accrued interest in the amount of $1,762,891 was added to the principal balance of the note.

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

     On  January  28,  1999,  a  portion  of the  proceeds  from  the  Greenwood
Transaction and $2,500,000 held in escrow was used to reduce the principal balance on the Credit Suisse Note to $30.5 million and to pay a 2% prepayment fee of $500,000, recorded as financing expenses, to Credit Suisse. On May 22, 2000, the proceeds from the sale of the El Rancho property were principally used by the Company to reduce the outstanding balance on the CSFB Loan to $14,668,022. The Company has entered into an Agreement of sale pursuant to which it has agreed to sell the real property known as Garden State Park to Turnberry/Cherry Hill LLC. CSFB has agreed to extend the maturity date of the Company's mortgage indebtedness to November 30, 2000 in order to permit this sale to the buyer, subject to payment of interest monthly in advance and payment of monthly extension fees for September, October and November, 2000, in the amount of $146,680 per month. The buyer has been paying the interest accruing to CSFB since April 15, 2000 and has paid the extension fee for September in the amount of $146,680. Extension fees paid by the buyer for October and November, 2000 will be credited towards the purchase price at closing. If the transaction fails to close by November 30, 2000, CSFB may declare a default and proceed to sell the Garden State Park property.

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

     (B) On January 28, 1999, the Company executed a note (the "Trustee Note") in the principal amount of $3,558,032 to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan (the "Trustee") in order to purchase 2,904,016 shares of the Company's Common Stock from NPD, a company owned by the Company's former Chief Executive Officer. The Trustee received: (a) a pay down on the NPD Note from the original principal balance of $5,808,032 to $3,558,032; (b) a promissory note from ITB in the amount of $3,558,032 (the "ITB Note"), on substantially the same terms as the NPD Note, except that the ITB Note becomes due and payable on the earlier to occur of (i) January 15, 2001, or (ii) the closing

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

of either the sale of the Company's non-operating El Rancho hotel and casino property in Las Vegas, Nevada (the "El Rancho Property"), or the sale of Garden State Park (the "Garden State Property"); (c) a security interest in the NPD Shares; (d) the payment of the costs and expenses incurred by the Bankruptcy Trustee in connection with the Delaware Settlement and the Trustee Settlement;
(e) subordinate interests in both the El Rancho Property and the Garden State Property; and (f) an escrow of the July 15, 1999 interest payment due on the ITB Note. Proceeds from the sale of the El Rancho property were used to reduce the CSFB debt due to this note being subordinate to the CSFB debt. (See below)

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

(5)  COMMITMENTS AND CONTINGENCIES

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

LEGAL PROCEEDINGS

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

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(7)  STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     At September 30, 2000, total employee options outstanding were 1,055,000 and total non-employee options outstanding were 300,000.

     (B) WARRANTS

     At September 30, 2000, total warrants outstanding were 2,604,000. All warrants are exercisable at September 30, 2000.

(8)  RELATED PARTY TRANSACTIONS

     On September 18, 2000, the Company borrowed $150,000 from the Company's acting Chief Executive Officer, Mr. Francis Murray, in order to finance its current operations until November 30, 2000. The Company expects to repay the note with a portion of the Garden State Park sale proceeds.

     For  additional   information  regarding  related  party  transactions  see
Footnote 15 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2000.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's working capital, as of September 30, 2000, was a deficit of ($18,244,282) which represents a decrease in the deficit of approximately $16,534,668 from the September 30, 1999 working capital deficit of ($34,778,950). The decrease in the deficit was primarily caused by: (i) the funds received from the sale of the El Rancho property that were; (a) in excess of the carrying value of the property; (b) were used to retire $17.9 million of the debt to the Company's primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"); and (c) were used to purchase a $23,000,000 promissory note from the buyer; ii) a $1,985,456 decrease in net assets of Discontinued Racetrack Operations primarily the result of: (a) cash used by the Company to fund corporate activities; and (b) non-refundable deposits of $1,000,000 on the sale of the Garden State Park property classified as deferred income at September 30, 2000.

     The net loss for the three months ended September 30, 2000 was ($469,752). Cash flows provided by operating activities amounted to approximately $71,140 during the three months ended September 30, 2000.

     Cash provided by financing activities was $19,070 during the three months ended September 30, 2000, consisting principally of a $150,000 loan from the Company's acting Chief Executive Officer partially offset by cash used by the Company in the form of advances to the subsidiaries. (See Notes 4 and 8)

     On May 23, 1997, the Company obtained a credit facility from Credit Suisse. This two-year $55 million facility was secured by a pledge of certain of the personal and real property of the Company and its subsidiaries. Interest under the Credit Suisse Credit Facility is payable monthly in arrears at 7% over the LIBOR rate. On January 28, 1999, the credit facility was reduced to $30.5 million in connection with the sale of certain assets of Freehold Raceway and the sale of a ten-acre parcel of land at the Garden State Park facility. On January 21, 2000 after obtaining the written consent of the holders of a majority of the outstanding shares of stock of the Company entitled to vote thereon, the Company entered into a restructuring agreement (the "Restructure Agreement") with Credit Suisse. Prior to this agreement, the Company had been in a maturity default with Credit Suisse for its loan due on June 1, 1999 (the "CSFB Loan") in the principal amount of $30,500,000 plus unpaid interest since June 1, 1999. The Restructure Agreement returned the loan to a good standing position and extended the maturity date of the CSFB Loan to June 30, 2000. As part of the Restructure Agreement, the Company agreed that as of January 21, 2000, the restructured principal balance due on the CSFB Loan was $33,103,189, which consisted of: (i) the principal amount of $30,500,000 remaining on the CSFB Loan; (ii) accrued interest advanced by Credit Suisse from June 1, 1999 to January 21, 2000 in the amount of $2,523,189; and (iii) an advance of a portion of Credit Suisse's legal fees incurred in connection with the Restructure
Agreement in the amount of $80,000. Credit Suisse agreed, pursuant to the Restructure Agreement, to advance the monthly interest payments due by the Company under the CSFB Loan until April 15, 2000. Such interest amounts shall, to the extent not paid when due by the Company, become part of the outstanding principal balance of the CSFB Loan on the date such interest becomes due. On May 22, 2000, the proceeds from the sale of the El Rancho property were principally used by the Company to reduce the outstanding balance on the CSFB Loan to $14,668,022. The Company has entered into an Agreement of sale pursuant to which it has agreed to sell the real property known as Garden State Park to Turnberry/Cherry Hill LLC. CSFB has agreed to extend the maturity date of the Company's mortgage indebtedness to November 30, 2000 in order to permit this sale to the buyer, subject to payment of interest monthly in advance and payment of monthly extension fees for September, October and November, 2000, in the amount of $146,680 per month. The buyer has been paying the interest accruing to CSFB since April 15, 2000 and has paid the extension fee for September in the amount of $146,680. Extension fees paid by the buyer for October and November, 2000 will be credited towards the purchase price at closing. If the transaction fails to close by November 30, 2000,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2000

CSFB may declare a default and proceed to sell the Garden State Park property. At September 30, 2000, the interest rate on the Credit Suisse Credit Facility was 13.62%.(See Notes 4 and 6)

     In connection with the Restructure Agreement, the Chapter 11 Bankruptcy Trustee (the "Trustee") for the estate of Robert E. Brennan, to whom the Company and its subsidiaries Garden State Race Track, Inc. and Orion Casino Corporation are indebted to in the remaining principal amount of $3,363,032, as evidenced by a note dated January 28, 1999 (the "Trustee Note"), entered into an agreement with the Company wherein: (i) the amounts due under the Trustee Note are due at the earlier of (a) June 1, 2000 or (b) the date on which the latter of the Garden State Park or El Rancho property is sold, provided that the sale of the latter will satisfy the remaining balance on the CSFB Loan and the Trustee Note;
(ii) all interest due under the Trustee Note will be accrued and deferred until the maturity date of the Note; and (iii) the Company shall reimburse the Trustee for legal and accounting fees up to $20,000, which amount will be advanced by the Trustee and added to the outstanding principal balance of the Trustee Note. Pursuant to the Restructure Agreement, the Trustee Note is subordinate to the CSFB Loan, thereby principal and interest payments on the Trustee Note will be made only if and when the CSFB Loan is paid in full.

     Pursuant to the Restructure Agreement, Garden State Race Track, Inc. transferred title to the Garden State Race Track to GSRT, LLC ("GSRT"), a Delaware limited liability company in which Garden State Race Track, Inc. is the sole member, the result of which effects no change in real ownership. Pursuant to the limited liability company agreement of GSRT entered into in connection with the Restructure Agreement, Garden State Race Track, Inc. may cause GSRT to enter into an arm's-length sale or joint venture of the Garden State Property under certain enumerated circumstances and conditions, including that the purchase price for such sale or joint venture be at least equal to fifty-percent of the combined outstanding principal balance of the CSFB Loan and the Trustee Note, which amount must be paid to Credit Suisse, and the contract for such sale or joint venture must have been entered into on or prior to January 25, 2000 (the "GSRT Option").

     On January 25, 2000, the Company entered into an Agreement of Sale pursuant to which it has agreed to sell the real property known as Garden State Park to Turnberry/Cherry Hill LLC. The terms of the sale met all the conditions required by Credit Suisse to be a valid GSRT Option, according to a letter received from Credit Suisse. Under the Agreement of Sale, as amended, the purchase price for the Garden State Park real property is $30 million, plus assumption of certain monetary obligations of the Company with respect to the property sold which aggregate approximately $500,000 (the "Assumed Liability"). The buyer also agreed to pay up to $200,000 per month of the Company's out-of-pocket carrying costs of the Garden State Park property after April 15, 2000 (including interest on the Company's mortgage debt). At closing, $20 million of the purchase price will be payable in cash (of which the Company has already received deposits of $1,000,000), and the buyer will deliver its promissory note in the face amount of $10 million (the "Note"). Under the Note, once the buyer has made distributions to its equity investors equal to the amount of their invested capital contributions plus an agreed upon return thereon, the next $10 million of the buyer's distributable cash would be paid under the Note to the Company, and the Company thereafter would receive payments under the Note equal to one-third of the distributable cash of the buyer, including (without limitation) distributable cash generated by development, sale or leasing of the Garden State Park property. The agreed upon rate of return to be paid to buyer's owner on its invested capital contributions, before payments under the Note will be made, will be 15% per year, except that the rate of return on capital invested by buyer's owner to cover certain costs, in excess of $1,000,000, which buyer may incur in respect of the Assumed Liability, environmental investigation and remediation, and various other specified items (including the September extension fee of $146,680 paid to the Company's primary lender, CSFB), may be as high as 33 1/3% per annum. Closing is scheduled to occur prior to December 1, 2000. The parties continue to negotiate certain issues and there can be no assurance that the transaction will be consummated.

     On February 24, 2000,  the Company sold several pieces of artwork to Robert
E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2000

2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr. The note is due on January 31, 2002 without interest if the principal is paid on or before January 31, 2002. Any amounts not paid prior to January 31, 2002 will accrue interest at 8%. On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2000

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Footnote 1 to the consolidated financial statements, the Company's debt with its major lender is due November 30, 2000 and the Company has sustained losses of approximately $33 million during the last three fiscal years, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Footnote 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

     Revenue for the three months ended September 30, 2000 increased $12,226 from $94,991 in Fiscal 2000 to $107,217 in Fiscal 2001 primarily as a result of increased interest income. Expenses decreased $1,437,564 or 71%, from $2,014,533 in the three month period in Fiscal 2000 to $576,969 in the comparable period in Fiscal 2001. This decrease in expenses was primarily the result of: (i)a decrease in interest expense of $1,150,702 primarily as a result of interest on the Company's mortgage debt being paid by the purchaser of the Garden State Park property; (ii) the elimination of carrying costs on the El Rancho property as a result of is sale in Fiscal 2000; partially offset by (iii) an increase in general and administrative expenses of $89,787 from $482,205 in during the three month period in Fiscal 2000 to $571,992 in for the comparable period in Fiscal 2001.

     The increase in general and administrative expenses of $89,787 was principally attributable to: (i) an increase of approximately $160,000 in costs associated with the final phases of a stockholder lawsuit in the first quarter of Fiscal 2001; (ii) a decrease in salaries and benefits of approximately $43,000 associated with a reduced number of corporate employees in the comparable three month periods; and (iii) a decrease in accounting fees of $26,000 in the three month comparable period in Fiscal 2001.

     For the first quarter of Fiscal 2001, the Company's loss was ($469,752) as compared to a loss for the comparable period in prior fiscal year of ($1,919,542), a decrease in the loss of $1,449,790 or 76%. The decrease in net loss was the result of those differences described above.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2000

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION


Item 6.

     The Company did not file any reports on Form 8-K with respect to the quarter ended September 30, 2000.

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




November 8, 2000                            /s/Francis W. Murray
                                            ------------------------------
                                               Francis W. Murray, President, and
                                               Chairman of the Board




November 8, 2000                            /s/William H. Warner
                                            ------------------------------
                                               William H. Warner
                                               Secretary/Treasurer
                                               (Principal Financial and
                                                Accounting Officer)