Form 10-Q
period 2000-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2001-02-14
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                December 31, 2000
                               -------------------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number                0-9624
                      ----------------------------------------------------------

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


                                 (856) 488-3838
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name,former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes   X      No
   ---------    ----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


          Class                            Outstanding at February 9, 2001
------------------------------          ------------------------------------
Common Stock, $ 2.00 par value                     11,480,263 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.           FINANCIAL INFORMATION

         Item 1.         Financial Statements:

                  Consolidated Balance Sheets
                         as of December 31, 2000 and June 30, 2000........1-2

                  Consolidated Statements of Operations
                         for the Three Months and Six Months ended
                         December 31, 2000 and 1999 ........................3

                  Consolidated Statement of Stockholders' Equity
                         for the Six Months ended December 31, 2000.........4

                  Consolidated Statements of Cash Flows
                         for the Six Months ended
                         December 31, 2000 and 1999.........................5

                  Notes to Financial Statements..........................6-11

         Item 2.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..12-16

PART II.          OTHER INFORMATION

         Item 6.         Exhibits and Reports on Form 8-K..................17

SIGNATURES.................................................................18

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2000

                                     ASSETS

                                            December 31,
                                               2000             June 30,
                                            (UNAUDITED)           2000
                                          ----------------   ----------------
CURRENT ASSETS:
     Cash and Cash Equivalents         $          100,599  $         271,119
     Restricted Cash and Investments            1,179,329          1,656,743
     Accounts Receivable                            2,396            427,654
     Prepaid Expenses                             169,826            362,321
     Other Current Assets                         156,579            516,721
                                          ----------------   ----------------
          TOTAL CURRENT ASSETS                  1,608,729          3,234,558
                                          ----------------   ----------------

NET ASSETS OF DISCONTINUED
 OPERATIONS - Long Term                           250,000         30,000,000
                                          ----------------   ----------------

LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                           214,097            214,097
     Equipment and Artwork                        499,541          1,199,284
                                          ----------------   ----------------
                                                  713,638          1,413,381
     LESS: Accumulated Depreciation
             and Amortization                     413,943            387,404
                                          ----------------   ----------------

          TOTAL LAND, BUILDINGS
           AND EQUIPMENT, NET                     299,695          1,025,977
                                          ----------------   ----------------


OTHER ASSETS:
     Notes Receivable                          33,000,000         23,000,000
     Deposits and Other Assets                  1,752,868            906,204
                                          ----------------   ----------------
          TOTAL OTHER ASSETS                   34,752,868         23,906,204
                                          ----------------   ----------------


TOTAL ASSETS                           $       36,911,292  $      58,166,739
                                          ================   ================



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                             December 31,
                                                 2000          June 30,
                                              (UNAUDITED)        2000
                                            --------------  --------------
CURRENT LIABILITIES:
     Accounts Payable                      $       58,547  $       62,502
     Accrued Expenses                             480,524         858,510
     Short-Term Debt                              192,154      18,596,709
     Net Liabilities of Discontinued
        Operations - Current                      251,688       1,509,577
                                            --------------  --------------
          TOTAL CURRENT LIABILITIES               982,913      21,027,298
                                            --------------  --------------


DEFERRED INCOME                                 2,951,423       2,786,589
                                            --------------  --------------

LONG-TERM DEBT                                    482,000         482,000
                                            --------------  --------------

COMMITMENTS AND CONTINGENCIES                    -               -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock,$100.00
       Par Value,Authorized 500,000 Shares,
       Issued and Outstanding,362,487 and
       362,484 Shares,Respectively             36,248,675      36,248,375
     Common Stock, $2.00 Par Value,
       Authorized 25,000,000 Shares,
       Issued, 11,884,282 and 11,884,270
       Shares,and Outstanding, 8,980,266
       and 8,980,254 Shares, Respectively      23,768,563      23,768,539
     Capital in Excess of Par                  26,144,216      26,144,540
     (Deficit) (subsequent to
      June 30, 1993, date of quasi-
      reorganization)                         (46,382,291)    (45,003,895)
                                            --------------  --------------
          TOTAL                                39,779,163      41,157,559
     LESS:
        Treasury Stock, 2,904,016
         Shares, at Cost                       (7,260,040)     (7,260,040)
        Deferred Compensation, Net                (24,167)        (26,667)
                                            --------------  --------------
          TOTAL STOCKHOLDERS' EQUITY           32,494,956      33,870,852
                                            --------------  --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   36,911,292  $   58,166,739
                                            ==============  ==============


See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31,2000 AND 1999
             AND FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                              Three Months Ended            Six Months Ended
                                                 December 31,                  December 31,
                                          ---------------------------------------------------------
                                              2000          1999           2000            1999
                                          -----------  -------------  -------------   -------------
REVENUE:
     Revenue                             $    50,398  $      76,206  $     126,804   $     153,954
     Interest Income                          24,727         12,244         55,537          29,486
                                          -----------  -------------  -------------   -------------
         TOTAL REVENUES                       75,125         88,450        182,341         183,440
                                          -----------  -------------  -------------   -------------

EXPENSES:
     General & Admini-strative Expenses      592,038        842,532      1,164,030       1,324,737
     Interest and Financing Expenses         391,730        990,747        396,707       2,146,426
     El Rancho Property Carrying Costs             0        276,554              0         653,203
                                          -----------  -------------  -------------   -------------
         TOTAL EXPENSES                      983,768      2,109,833      1,560,737       4,124,366
                                          -----------  -------------  -------------   -------------


NET (LOSS)                               $  (908,643) $  (2,021,383) $  (1,378,396)  $  (3,940,926)
                                          ===========  =============  =============   =============


NET BASIC AND DILUTED
   (LOSS) PER COMMON SHARE               $     (0.10) $       (0.23) $       (0.15)  $       (0.44)
                                          ===========  =============  =============   =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      8,980,262      8,980,226      8,980,259       8,980,240
                                          ===========  =============  =============   =============



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000


                                                 Preferred                        Common
                                         -----------------------------------------------------------
                                          Number of                      Number of
                                           Shares          Amount          Shares          Amount
                                         ------------    ------------   -------------   ------------
BALANCE - JUNE 30, 2000                      362,484   $  36,248,375      11,884,270  $   23,768,539

 Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                     3             300              12              24
 Amortization of Deferred
    Compensation Costs                         ---             ---            ---             ---
 Net (Loss) for the Six Months Ended
    December 31, 2000                          ---             ---            ---             ---

                                         ------------    ------------   -------------   ------------
BALANCE - DECEMBER 31, 2000                  362,487   $  36,248,675      11,884,282  $   23,768,563
                                         ============    ============   =============   ============


                                              Capital                        Treasury      Deferred
                                             in Excess                        Stock,       Compen-
                                              of Par         (Deficit)        At Cost       sation        Total
                                            ------------    ------------    ------------   ---------  -------------
BALANCE - JUNE 30, 2000                   $  26,144,540   $ (45,003,895)  $  (7,260,040) $ (26,667) $   33,870,852

 Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                     (324)        ---             ---       ---             ---
 Amortization of Deferred
    Compensation Costs                            ---           ---             ---          2,500           2,500
 Net (Loss) for the Six Months Ended
    December 31, 2000                             ---        (1,378,396)        ---       ---           (1,378,396)

                                            ------------    ------------    ------------  ---------   -------------
BALANCE - DECEMBER 31, 2000               $  26,144,216   $ (46,382,291)  $  (7,260,040) $ (24,167) $   32,494,956
                                            ============    ============    ============  =========   =============

See Notes to Consolidated Financial Statements.
                                        4

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                          Six Months Ended
                                                                            December 31,
                                                                     ---------------------------
                                                                        2000           1999
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     (LOSS) BEFORE DISCONTINUED OPERATIONS                          $ (1,378,396)  $ (3,940,926)
                                                                     ------------   ------------
     Adjustments to reconcile (loss) to net cash (used in) operating activities:
                  Depreciation and Amortization                           29,039         31,548
                  Changes in Operating Assets and Liabilities -
                     (Increase) in Restricted Cash & Investments         477,414              0
                     Decrease in Accounts Receivable                     425,258        232,541
                     (Increase) Decrease in Other Assets                  10,142        (33,913)
                     Decrease in Prepaid Expenses                        192,495        117,701
                     Increase in Accounts Payable and
                        Accrued Expenses                                (381,938)       423,484
                     Increase in Deferred Revenue                         61,583              0
                                                                     ------------   ------------

     CASH (USED IN) OPERATING ACTIVITIES BEFORE
        DISCONTINUED OPERATIONS                                         (564,403)    (3,169,565)

     CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES       (897,847)        25,551
                                                                     ------------   ------------
     NET CASH (USED IN) OPERATING ACTIVITIES                          (1,462,250)    (3,144,014)
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                                    (259)        (2,458)
    (Increase) in Other Investment Activity                              353,336              0
                                                                     ------------   ------------
     CASH (USED IN) INVESTING ACTIVITIES
       BEFORE DISCONTINUED INVESTING ACTIVITIES                          353,077         (2,458)
     CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES     20,000,000       (130,000)
                                                                     ------------   ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              20,353,077       (132,458)
                                                                     ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Loan                                                   150,000              0
    Escrow Deposits Utilized                                                   0        128,151
    Deposit to Escrow Funds                                                    0       (320,000)
    Decrease in Balances Due to/From Discontinued Subsidiaries        18,353,207      2,382,852
    Principal Payments on Short Term Notes                           (18,462,401)      (178,233)
                                                                     ------------   ------------
     CASH PROVIDED BY FINANCING ACTIVITIES
       BEFORE DISCONTINUED FINANCING ACTIVITIES                           40,806      2,012,770
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                (19,086,321)      (408,091)
                                                                     ------------   ------------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (19,045,515)     1,604,679
                                                                     ------------   ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (154,688)    (1,671,793)
          LESS CASH AND CASH EQUIVALENTS AT END OF THE PERIOD
            FROM DISCONTINUED OPERATIONS                                 (15,832)       512,540
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
       BEFORE DISCONTINUED OPERATIONS                                    271,119      1,358,200
                                                                     ------------   ------------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                 $    100,599   $    198,947
                                                                     ============   ============

     Supplemental Disclosures of Cash Flow Information:
                  Cash paid during the period for:
                  Interest                                          $          0   $          0
                  Income Taxes                                      $          0   $          0



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. Although the debt to the Company's primary lender was paid following the sale of the Garden State Park property and the Company has recorded notes receivable in the amount of $33 million, the Company has no sources of income or working capital and there are no assurances that the Company would be successful in obtaining working capital from any sources.

     The Company has sustained losses of approximately $33 million during the last three fiscal years and a loss of $1,378,396 for the six months ended
December 31, 2000, all of which raise substantial doubt about its ability to continue as a going concern.

     The Company currently estimates that approximately $200,000 per month is needed to cover operating expenses of International Thoroughbred Breeders. The Company needs to obtain additional short term loans to fund its operations prior to March 1, 2001

     The Company's Board is continuing to consider all of the Company's strategic options to maximize stockholder value and alternatives for the Company's future.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)  DISCONTINUED OPERATIONS

     On November 30, 2000, the Company, through its wholly-owned subsidiary, GSRT, LLC, closed on the sale (the "Garden State Transaction") of the Garden State Park property (the "Garden State Park Property") in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen"). The purchase price was $30 million and was paid by: (i) previous cash deposits totaling a $1,000,000;
(ii) a promissory note in the face amount of $10 million (the "Note"); and (iii) the balance of the purchase price paid in cash at the closing.

     The cash proceeds of the Garden State Transaction were principally used by the Company to repay in full the outstanding balances on the Company's debt to Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") of approximately $14.3 million and to repay in full approximately $3.75 million of principal and interest on the debt to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan which was incurred to purchase 2,904,016 shares of the Company's Common Stock.

     Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the Note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to the Company under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners.

The remaining net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of December 31, 2000 consist of the following:

Classified As:

Current Assets                                $  544,609

Current Liabilities                            (796,297)
                                              ----------
         Net Liabilities of Discontinued
           Operations - Current                (251,688)

Equipment Assets of Garden State Park            250,000

                                              ----------
         Net Liabilities of Discontinued
           Operations                        $   (1,688)
                                              ==========

(3)  NOTES AND MORTGAGES PAYABLE

         Notes and Mortgages Payable are summarized below:

                                                       December 31, 2000
                                                  --------------------------
                                Interest % Per Annum   Current       Long-Term
                                -------------------- -----------   ------------
International Thoroughbred
Breeders Inc.:

Robert E. Brennan Jr. (A)                            $      -0-    $ 482,000

Other                                    Various        192,154          -0-

Garden State Park:

Service America Corporation (B)             6%          320,000          -0-
                                                       ---------     --------
    Totals                                           $  512,154    $     -0-

Less Amounts Reclassified to:
  Net Liabilities of Discontinued
    Operations - Current                               (320,000)         -0-
                                                       ---------     --------
    Totals                                           $  192,154    $ 482,000
                                                       =========     ========

     (A) On February 24, 2000, the Company sold several pieces of artwork to Robert E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr. The note is due on January 31, 2002 without interest if the principal is paid on or before January 31, 2002. Any amounts not paid prior to January 31, 2002 will accrue interest at 8% On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above. On January 26, 2001, the Company received a summons and complaint in an Adversary Proceeding in the matter Donald F. Conway, Chapter 11 Trustee for the bankruptcy Estate of Robert E. Brennan v. International Thoroughbred Breeders, Inc. and Robert E. Brennan Jr. in which the Trustee is pursuing claims to the sculptures and proceeds from the sale of the sculptures.

     (B) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 ($100,000 of which will be paid by the lessee if title to the liquor license is transferred to Pennwood, which event has not occurred as of December 31, 2000) financed by a five (5) year promissory note at a 6% interest rate. The Company paid $100,000 on June 1, 1999 and a principal and interest payment of $99,200 on December 28, 1999. The Company has not made a scheduled principal payment of $80,000 plus interest due on December 28, 2000. As of February 14, 2001, the Holder has not given notice in order to accelerate the debt, but could do so and take enforcement action against the Company at any time.

(4)  COMMITMENTS AND CONTINGENCIES

     On January 26, 2001, the Company borrowed $1,000,000 from Michael J. Quigley, III, an unrelated party, at an annual interest rate of 10%. Principal and interest on the note is due on or about April 25, 2001. As collateral for the loan, the Company pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties.

     Effective December 1, 2000, the Company entered into a five-year employment contract with Francis W. Murray, the Company's Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to the Company's employees. As part of his contract, on December 28, 2000, Mr. Murray was awarded options to purchase 2,000,000 shares of the Company's Common Stock (with tandem stock appreciation rights) pursuant to a stock incentive plan (the "Plan") which the Board of Directors adopted, subject to stockholder approval. Options for 1,116,279 of the 2 million shares are incentive stock options, have an exercise price per share of 110% of the fair market value of a share on the date of grant and expire in five years from the date of grant. Options for the other 883,721 shares granted to Mr. Murray were non-qualified stock options, have an exercise price of 100% of the fair market value of a share on the date of grant and expire in ten years from the date of grant. One- third of the incentive and non-qualified options were immediately vested, and an additional one-third will become vested after one year and two years, respectively, from the date of grant. In addition to his employment contract, on January 3, 2001, Mr. Murray was awarded 2,500,000 shares of the Company's Common Stock valued at $.20 per share as a bonus for his extraordinary efforts over the last several years related to the successful litigation settlements and the successful transactions related to the sale of the Company's real estate assets.

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

     The Company is responsible for remediation costs associated with an environmental site on the Freehold Raceway property. The Company has accrued what it believes to be the total cost of remediation. At December 31, 2000, the remaining balance of such accrual was $112,421 for remediation costs.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which will be paid by the lessee if title is transferred to Pennwood, which event has not occurred as of December 31, 2000) financed by a five (5) year promissory note at a 6% interest rate. The Company paid $100,000 on June 1, 1999 and a principal and interest payment of $99,200 on December 28, 1999. The Company has not made a scheduled principal payment of $80,000 plus interest due on December 28, 2000. As of February 14, 2001, the Holder has not given notice in order to accelerate the debt, but could do so and take enforcement action against the Company at any time. In the event Pennwood is awarded a license to own and operate an off-track betting facility prior to January 28, 2002, the Company will be required to transfer the liquor license to Pennwood in consideration of the $100,000 payment to be made by Pennwood.

     The Chapter 11 Bankruptcy  Trustee (the "Trustee") for the estate of Robert
E. Brennan has asserted certain claims challenging the ownership of approximately 2,300,000 shares of the Company's Common Stock (the "Shares") held by certain individuals. In order to preserve the Company's net operating loss carryforwards which otherwise may be lost due to the Shares being transferred, the Company and the Trustee have entered into an agreement whereby the Company will pay the Trustee a minimum of $.50 per share or a maximum of $1 per share for the Trustee's release of claim to the Shares in the event that the Trustee is awarded a judgement granting him an ownership interest in the Shares and executes on such judgement. The price per share is based upon the average trading price per share during the previous thirty day period prior to the Trustee being awarded the judgement but will not be less than the agreed upon $.50 per share or more than $1 per share. The price per share is secured in part by a letter of credit obtained by the Company. In order to obtain the letter of credit, the Company has placed $1,150,000 in escrow.

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

     The Company is a defendant in various other lawsuits incidental to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits. The Company believes it has adequate insurance coverage excluding deductables.

(5)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2000, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non- trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates.

(6)  STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     On October 16, 2000, the Company awarded options to purchase 6,500 shares of the Company's Common Stock to various employees as part of annual compensation. On December 28, 2000, Mr. Francis W. Murray and Mr. William H Warner were awarded options to purchase 2,000,000 and 75,000 shares, respectively, of the Company's Common Stock pursuant to a stock incentive plan (the "Plan") which the Board of Directors adopted, subject to stockholder approval. The options for 75,000 shares granted to Mr. Warner are incentive stock options, have an exercise price per share equal to 100% of the fair market value of a share on the date of the option grant, were immediately vested and expire ten years from the date of grant. With respect to the options for 2 million shares granted to Mr. Murray, options for 1,116,279 shares are incentive stock options, have an exercise price per share of 110% of the fair market value of a share of the date of grant and expire in five years from the date of grant. Options for the other 883,721 shares granted to Mr. Murray were non-qualified stock options, have an exercise price of 100% of the fair market value a share on the date of grant and expire in ten years from the date of grant. One-third of the incentive and non-qualified options granted to Mr. Murray were immediately vested, one-third will be vested one year after the date of grant, and the remaining one-third will be vested two years after the date of grant. At December 31, 2000, total employee options outstanding were 3,136,498 and total non-employee options outstanding were 300,000.

     The Plan was adopted by the Board of Directors on December 28, 2000. All employees, members of the Board of Directors, consultants and advisors to the Company are eligible to receive stock options, stock awards, and stock appreciation rights under the Plan. A maximum of four million shares of common stock of the Company may be issued under the Plan. The Plan provides that the Plan will be submitted to holders of the Company's common stock for their approval at the next annual meeting of shareholders, or prior thereto at a special meeting of shareholders expressly called for such purpose, and that if approval of the Company's common stockholders shall not be obtained within twelve months from the date the Plan was adopted by the Board, the Plan and all options, awards and stock appreciation rights then outstanding under it automatically will terminate and be of no force or effect.

     (B)  WARRANTS

     At December 31, 2000, total warrants outstanding were 2,604,000. All warrants are exercisable at December 31, 2000.

(7)  RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, the company has invested in two projects in which its President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Company has agreed to advance, as a loan, up to $1.5 million, the proceeds of

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

which are to be used to pay costs and expenses for development of a golf course in Southern California. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. The project is a long-term one, requiring environmental, engineering and other studies, regulatory approvals and other governmental entitlements. Loans by the Company to the limited partnership will bear interest at an annual rate of 12%, and the Company will have the right to convert its loans into a 50% equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, presently is 80%, and will be reduced proportionally if the Company exercises its right to convert its loans into equity.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property owner is developing a vacation ownership resort and is in the process of offering vacation membership interests in the resort. The Company has agreed to lend up to $1.5 million to the property owner. The Company's loans will bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of vacation memberships. The Company will have the right to convert its loan into an equity interest (subject to receiving certain third party approvals), which would entitle it to receive a priority return of its investment and a priority profits interest equal to three times its investment. It is expected that, once one-half of the memberships are under agreement of sale, the property owner will proceed with construction. Repayment of the Company's loans (and receipt of any return if it converts its loans to equity) will be subject to repayment of, first, bank debt of approximately $3.8 million incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million. If the project is successful, Mr. Murray stands to receive a contingent benefit, which could be substantial, from the owner for his participation in the project, but only after the Company and the owner have received priority returns of their investment and priority shares of profits.

     On September 18, 2000, the Company borrowed $150,000 from the Company's Chairman, Mr. Francis Murray at an interest rate of 10%, in order to finance its current operations. On February 8, 2001, the Company repaid said loan.

     For  additional   information  regarding  related  party  transactions  see
Footnote 15 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2000.

(8)  SUBSEQUENT EVENTS

     Effective January 12, 2001, the Company retired 2,904,016 shares of the Company's Common Stock which were held as Treasury Stock.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2000


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

     The Company's working capital, as of December 31, 2000, was $625,816 as compared to a deficit at December 31, 1999 of ($36,785,938). The change was primarily caused by: (i) the retirement of the $32.3 million of the debt to the Company's primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"); and (ii) the retirement of the $3.4 million of the Company's debt to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan.

     At December 31, 2000 the Company's cash balance was $100,599. On January 26, 2001 the Company borrowed $1,000,000 from Michael J. Quigley, III. The proceeds were partially used to (1) repay the balance of a loan to Francis W. Murray in the amount of approximately $105,000; (2) make loans in the amounts of $351,500 on the golf club project in Southern California (see Related Party Transactions); and (3) make loans in the amount of $250,000 for the vacation ownership resort project in Fort Lauderdale, Florida (see Related Party Transactions). The balance will be used for the Company's working capital. The cash balance as of February 14, 2001 will be sufficient to fund the Company only until approximately March 1, 2001.

     The Company will need additional loans to fund its operations after March 1, 2001 and additional loans and/or an extension of the loan due Michael J. Quigley III to fund the $1,000,000 payment due on April 26, 2001. The Company anticipates borrowing on its existing note receivables in the amount of $33,000,000 payable by Realen and Turnberry as described below (currently pledged as collateral on the Michael J. Quigley III loan). No assurances can be made that the Company will obtain such needed loans.

     The net loss for the six months ended December 31, 2000 was ($1,378,396). Cash flows used in operating activities amounted to $1,462,250.

     Cash provided by investing activities was $20,353,077 during the six months ended December 31, 2000, primarily the result of the cash proceeds from the sale of the Garden State Park property.

     Cash used in financing activities was $19,045,515 during the six months ended December 31, 2000, consisting principally of the principal payments on the short-term debt.

     On November 30, 2000, the Company, through its wholly-owned subsidiary, GSRT, LLC, closed on the sale (the "Garden State Transaction") of the Garden State Park property (the "Garden State Park Property") in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen"). The purchase price was $30 million and was paid by: (i) previous cash deposits totaling a $1,000,000;
(ii) a promissory note in the face amount of $10 million (the "Note"); and (iii) the balance of the purchase price paid in cash at the closing. The cash proceeds of the Garden State Transaction were principally used by the Company to repay in full the outstanding balances on the Company's debt to Credit Suisse First Boston Mortgage Capital LLC ("Credit Suisse") of approximately $14.3 million and to repay in full approximately $3.75 million of principal and interest on the debt to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan which was incurred to purchase 2,904,016 shares of the Company's Common Stock. Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2000


dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the Note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to the Company under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners. The Company has elected to defer the gain on the sale until such time that collectability, under the $10,000,000 note purchased from Realen after the closing, can be determined.

     On February 24, 2000,  the Company sold several pieces of artwork to Robert
E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr. The note is due on January 31, 2002 without interest if the principal is paid on or before January 31, 2002. Any amounts not paid prior to January 31, 2002 will accrue interest at 8%. On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above. On January 26, 2001, the Company received a summons and complaint in an Adversary Proceeding in the matter Donald F. Conway, Chapter 11 Trustee for the bankruptcy Estate of Robert E. Brennan v. International Thoroughbred Breeders, Inc. and Robert E. Brennan Jr. in which the Trustee is pursuing claims to the sculptures and proceeds from the sale of the sculptures.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2000


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

     On September 18, 2000, the Company borrowed $150,000 from the Company's Chairman, Mr. Francis Murray, in order to finance its current operations. On February 8, 2001, the Company repaid said loan.

     The Company currently estimates that the proceeds of the January 26, 2001 loan of $1,000,000 borrowed from Michael J. Quigley, III, an unrelated party, will be sufficient to finance its current operations through March 1, 2001.

     The Company currently estimates that approximately $200,000 per month is needed to cover operating expenses of International Thoroughbred Breeders. The Company will need to obtain additional short term loans or additional advances to fund its operations prior to March 1, 2001.

     The three month period ended December 31, 2000 has marked the substantial completion of the Company's divestiture of its real estate properties. Where once the Company was engaged in operating businesses, including operating race tracks, and more recently in owning real estate, the Company now holds assets principally comprised of promissory notes. These promissory notes constitute "securities" for purposes of the Investment Company Act of 1940, which regulates companies primarily engaged in the business of investing, reinvesting or trading in securities. The Company's Board of Directors believes that the Company should continue as an operating company, rather than an investment company, and the Board intends for the Company to be primarily engaged, as soon as possible, in a business other than that of investing, reinvesting, owning, holding or trading in securities. As a result, the Company believes it is temporarily exempt from the registration requirements of the Investment Company Act. However, if the Company is not able to acquire or develop a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities such that no more than 45% of the value of its assets (exclusive of

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2000


government securities and cash items) consists of, and no more than 45% of its net income after taxes is from, securities, then the Company may be required to register as an investment company. Such registration would impose extensive regulatory requirements upon the Company.

     While management believes that promissory notes owned by the Company have substantial value and, ultimately, should generate significant cash payments to the Company, the timing of receipt of any such payments cannot be accurately predicted and the Company may not receive substantial payments under the notes for one year or more. At the same time, the Company has utilized available cash over the last several months to invest in the development of projects which, while believed by management to be worthwhile, are expected to take more than one year before generating cash returns to the Company. The Company will seek to borrow against its notes in order to obtain funds for short term obligations and current expenses. However, there can be no assurance that the Company will be able to borrow the necessary funds.

     The accompanying financial statements have been prepared assuming that the Company will continue in a going concern. As discussed in Footnote 1 to the consolidated financial statements and in this discussion above, the Company has sustained losses of approximately $33 million during the last three fiscal years, and now has no source of funds and no working capital, all of which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended December 31, 2000 and 1999

     Revenue from operations for the three months ended December 31, 2000 decreased primarily as a result of rental income generated by the Garden State Park lease discontinued as a result of the sale on November 30, 2000 partially offset by increased interest income. Expenses from operations for the three month periods decreased $1,126,065 or 53%, for the second quarter of Fiscal 2001. This decrease in the expenses was primarily the result of a decrease in:
(i) general and administrative expenses of $250,494 or 30% from $842,532 in Fiscal 2000 to $592,038 in Fiscal 2001 primarily as a result of a decrease of approximately $340,000 in legal fees partially offset by an increase in costs associated with the Company's efforts to establish a viable operating business;
(ii) a decrease in interest and financing expense of $599,017 primarily as a result reduced debt; and (iii) carrying costs for the El Rancho property being eliminated as a result of its sale in Fiscal 2000.

     During the second quarter of Fiscal 2001, the Company incurred a net loss from operations of ($908,643) as compared to a net loss from operations of ($2,021,383) for the comparable quarter in Fiscal 2000. The decrease in net loss of $1,112,740 was the result of those differences described above.

Results of Operations for the Six Months Ended December 31, 2000 and 1999

     Revenue for the six months ended December 31, 2000 decreased slightly primarily as a result of rental income generated by the Garden State Park lease discontinued as a result of the sale on November 30, 2000 partially offset by increased interest income. Expenses decreased $2,563,629 or 62%, from $4,124,366 in Fiscal 2000 to $1,560,737 in Fiscal 2001. This decrease in expenses was primarily the result of: (i) a decrease in general and administrative expenses of $160,707 from $1,324,737 in Fiscal 2000 to $1,164,030 in Fiscal 2001 primarily as a result of a decrease of approximately $340,000 in legal fees partially offset by an increase in costs associated with the Company's efforts to establish a viable operating business; (ii) a decrease in interest and financing expense of $1,749,719 primarily as a result reduced debt;

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2000


and (iii) carrying costs for the El Rancho property being eliminated as a result of its sale in Fiscal 2000.

     During the first half of Fiscal 2001, the Company incurred a net loss of ($1,378,396) as compared to a net loss of ($3,940,926) for the comparable period in Fiscal 2000. The decrease in net loss of $2,562,530 was the result of those differences described above.

Inflation

     To date, inflation has not had a material effect on the Company's operations.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         During the quarter ended December 31, 2000, the registrant filed the following Current Reports on Form 8-K:



        Date                          Subject Matter
--------------------      --------------------------------------

November 30, 2000          Sale of Garden State Park property

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





                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.


February 14, 2001               /s/Francis W. Murray
                                --------------------------------
                                Francis W. Murray, President and
                                  Chief Executive Officer



February 14, 2001                /s/William H. Warner
                                 -------------------------------
                                William H. Warner
                               Secretary/Treasurer
                                 (Principal Financial and Accounting Officer)