Form 10-Q
period 2001-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2001-05-15
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2001
                               -------------------------------------------------
                                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------


Commission file number                0-9624
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

                  P.O. Box 1232, Cherry Hill, New Jersey 08034
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (856) 488-3838
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                           Outstanding at May 5, 2001
------------------------------            -------------------------------
Common Stock, $ 2.00 par value                   11,480,266  Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                    for the Nine Months ended March 31, 2001
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                         PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Consolidated Balance Sheets
                  as of March 31, 2001 and June 30, 2000...................1-2

         Consolidated Statements of Operations
                  for the Three and Nine Months ended
                  March 31, 2001 and 2000 .................................3

         Consolidated Statement of Stockholders' Equity
                  for the Nine Months ended March 31, 2001.................4

         Consolidated Statements of Cash Flows
                  for the Nine Months ended
                  March 31, 2001 and 2000..................................5

         Notes to Financial Statements.....................................6-12

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........13-16

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.........................17

SIGNATURES        ........................................................18

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND JUNE 30, 2000

                                     ASSETS

                                                     March 31,
                                                       2001             June 30,
                                                    (UNAUDITED)           2000
                                                    -----------      -----------
CURRENT ASSETS:
     Cash and Cash Equivalents                      $    38,757      $   271,119
     Restricted Cash and Investments                  1,190,427        1,656,743
     Accounts Receivable                                      0          427,654
     Prepaid Expenses                                    76,987          362,321
     Other Current Assets                             1,021,370          516,721
                                                    -----------      -----------
          TOTAL CURRENT ASSETS                        2,327,541        3,234,558
                                                    -----------      -----------


NET ASSETS OF DISCONTINUED
 OPERATIONS - Long Term                                 250,000       30,000,000
                                                    -----------      -----------

LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                                 214,097          214,097
     Equipment and Artwork                              482,443        1,199,284
                                                    -----------      -----------
                                                        696,540        1,413,381
     LESS: Accumulated Depreciation
           and Amortization                             412,265          387,404
                                                    -----------      -----------

          TOTAL LAND, BUILDINGS
            AND EQUIPMENT, NET                          284,275        1,025,977
                                                    -----------      -----------



OTHER ASSETS:
     Notes Receivable                                33,000,000       23,000,000
     Deposits and Other Assets                        1,291,124          906,204
                                                    -----------      -----------
          TOTAL OTHER ASSETS                         34,291,124       23,906,204
                                                    -----------      -----------


TOTAL ASSETS                                        $37,152,940      $58,166,739
                                                    ===========      ===========

See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND JUNE 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,
                                                       2001            June 30,
                                                    (UNAUDITED)         2000
                                                   ------------    ------------
CURRENT LIABILITIES:
     Accounts Payable                               $   235,370    $     62,502
     Accrued Expenses                                   530,631         858,510
     Short-Term Debt                                  1,000,000      18,596,709
     Net Liabilities of Discontinued
          Operations - Current                          235,006       1,509,577
                                                    ------------    ------------
          TOTAL CURRENT LIABILITIES                   2,001,007      21,027,298
                                                    ------------    ------------


DEFERRED INCOME                                       3,256,600       2,786,589
                                                    ------------    ------------

LONG-TERM DEBT                                          482,000         482,000
                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES                            --              --


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100.00
       Par Value, Authorized 500,000 Shares,
       Issued and Outstanding,362,488 and
       362,484 Shares, Respectively                  36,248,775      36,248,375
     Common Stock, $2.00 Par Value, Authorized
       25,000,000 Shares,Issued, 11,480,273
       and 11,884,270 Shares, and Outstanding,
       11,480,273 and 8,980,254 Shares,
       Respectively                                  22,960,545      23,768,539
     Capital in Excess of Par                        20,192,094      26,144,540
     (Deficit) (subsequent to June 30, 1993,
        date of quasi-reorganization)               (47,965,164)    (45,003,895)
                                                    -----------    ------------
          TOTAL                                      31,436,250      41,157,559
     LESS:
        Treasury Stock, 2,904,016 Shares,
         at Cost (retired January 12, 2001)                   0      (7,260,040)
        Deferred Compensation, Net                      (22,917)        (26,667)
                                                    -----------    ------------
          TOTAL STOCKHOLDERS' EQUITY                 31,413,333      33,870,852
                                                    -----------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $37,152,940     $58,166,739
                                                    ============    ===========



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                 Three Months Ended
                                                      March 31,
                                             ---------------------------
                                                 2001            2000
                                             -----------     -----------
REVENUE:
        Revenue                             $      1,402    $     76,199
        Interest Income                           14,340           5,263
                                             -----------     -----------
                TOTAL REVENUES                    15,742          81,462
                                             -----------     -----------

EXPENSES:
        General & Administrative Expenses      1,524,927         807,295
        Interest and Financing Expenses           73,688       1,139,091
        El Rancho Property Carrying Costs              0         307,291
                                             -----------     -----------
                TOTAL EXPENSES                 1,598,615       2,253,677
                                             -----------     -----------

NET (LOSS)                                  $ (1,582,873)   $ (2,172,215)
                                             ===========     ===========

NET BASIC AND DILUTED
   (LOSS) PER COMMON SHARE                  $      (0.15)   $      (0.24)
                                             ===========     ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         10,708,664       8,980,245
                                             ===========     ===========


                                                  Nine Months Ended
                                                      March 31,
                                             ---------------------------
                                                 2001            2000
                                             -----------     -----------
REVENUE:
        Revenue                             $    128,208    $    230,154
        Interest Income                           69,877          34,749
                                             -----------     -----------
                TOTAL REVENUES                   198,085         264,903
                                             -----------     -----------
EXPENSES:
        General & Administrative Expenses      2,688,958       2,132,032
        Interest and Financing Expenses          470,396       3,285,517
        El Rancho Property Carrying Costs              0         960,494
                                             -----------     -----------
                TOTAL EXPENSES                 3,159,354       6,378,043
                                             -----------     -----------

NET (LOSS)                                  $ (2,961,269)   $ (6,113,140)
                                             ===========     ===========

NET BASIC AND DILUTED
   (LOSS) PER COMMON SHARE                  $      (0.31)   $      (0.68)
                                             ===========     ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          9,491,211       8,980,240
                                             ===========     ===========


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001


                                                  Preferred                      Common
                                         ----------------------------------------------------------
                                           Number of                     Number of
                                            Shares         Amount         Shares          Amount
                                         ------------   ------------   ------------    ------------
BALANCE - JUNE 30, 2000                       362,484   $ 36,248,375     11,884,270    $ 23,768,539

   Treasury Shares Retired                       --             --       (2,904,016)     (5,808,032)
   Shares Issued for Compensation                --             --        2,500,000       5,000,000
   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992              4            400             19              38
   Amortization of Deferred
      Compensation Costs                         --             --             --              --
   Net (Loss) for the Nine Months
      Ended March 31, 2001                       --             --             --              --

                                         ------------   ------------   ------------    ------------
BALANCE - MARCH 31, 2001                      362,488   $ 36,248,775     11,480,273    $ 22,960,545
                                         ============   ============   ============    ============

                                              Capital                      Treasury        Deferred
                                             in Excess                       Stock,        Compen-
                                              of Par        (Deficit)       At Cost         sation          Total
                                          -------------   -------------  -------------  -------------  ---------------
BALANCE - JUNE 30, 2000                  $  26,144,540   $ (45,003,895) $  (7,260,040) $     (26,667)  $   33,870,852

   Treasury Shares Retired                  (1,452,008)        ---          7,260,040        ---              ---
   Shares Issued for Compensation           (4,500,000)        ---            ---            ---              500,000
   Shares Issued for Fractional
      Exchanges With Respect to the
      One-for-twenty Reverse Stock
      Split effected on March 13, 1992            (438)        ---            ---            ---              ---
   Amortization of Deferred
      Compensation Costs                       ---             ---            ---              3,750            3,750
   Net (Loss) for the Nine Months
      Ended March 31, 2001                     ---          (2,961,269)       ---            ---           (2,961,269)

                                          -------------   -------------  -------------  -------------   --------------
BALANCE - MARCH 31, 2001                 $  20,192,094   $ (47,965,164) $           0  $     (22,917)  $   31,413,333
                                          =============   =============  =============  =============   ==============

     See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                         Nine Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  (LOSS) BEFORE DISCONTINUED OPERATIONS                             $ (2,961,269)   $ (6,113,140)
                                                                    ------------    ------------
  Adjustments to reconcile (loss) to net cash (used in)
          operating activities:
              Depreciation and Amortization                               36,685          47,143
              Compensation Cost of Common Shares Issued                  500,000               0
              Changes in Operating Assets and Liabilities -
                (Increase) in Restricted Cash & Investments              466,316               0
                 Decrease in Accounts Receivable                         427,654         232,541
                 (Increase) Decrease in Other Assets                      48,383          14,768
                 Decrease in Prepaid Expenses                            285,334         218,401
                 Increase in Accounts Payable and Accrued Expenses      (155,011)        271,230
                                                                    ------------    ------------

  CASH (USED IN) OPERATING ACTIVITIES BEFORE
   DISCONTINUED OPERATIONS                                            (1,351,908)     (5,329,057)

  CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                 0         104,129
                                                                    ------------    ------------
  NET CASH (USED IN) OPERATING ACTIVITIES                             (1,351,908)     (5,224,928)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Non-refundable Deposit on El Rancho                                           0         500,000
 Capital Expenditures                                                          0          (2,458)
 (Increase) in Other Investment Activity                                (587,252)              0
                                                                    ------------    ------------
  CASH (USED IN) INVESTING ACTIVITIES
   BEFORE DISCONTINUED INVESTING ACTIVITIES                             (587,252)        497,542
  CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES        20,000,000        (130,000)
                                                                    ------------    ------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 19,412,748         367,542
                                                                    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Loans                                                   1,150,000               0
 Escrow Deposits Utilized                                                      0         502,159
 Deposit to Escrow Funds                                                       0        (320,000)
 Decrease in Balances Due to/From Discontinued Subsidiaries           17,693,013       2,611,679
 Principal Payments on Short Term Notes                              (17,654,555)        773,496
                                                                    ------------    ------------
    CASH PROVIDED BY FINANCING ACTIVITIES
     BEFORE DISCONTINUED FINANCING ACTIVITIES                          1,188,458       3,567,334
    CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                 (19,491,381)       (678,312)
                                                                    ------------    ------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (18,302,923)      2,889,022
                                                                    ------------    ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                             (242,083)     (1,968,364)
     LESS CASH AND CASH EQUIVALENTS AT END OF THE PERIOD
      FROM DISCONTINUED OPERATIONS                                         9,721         704,184
    CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
     BEFORE DISCONTINUED OPERATIONS                                      271,119       1,358,200
                                                                    ------------    ------------

    CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                  $     38,757    $     94,020
                                                                    ============    ============

    Supplemental Disclosures of Cash Flow Information:
               Cash paid during the period for:
               Interest                                             $    109,681    $         0
               Income Taxes                                         $          0    $    61,415


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

     The Company has sustained losses of approximately $33 million during the last three fiscal years and a loss of $2,961,269 for the nine months ended March 31, 2001, all of which raise substantial doubt about its ability to continue as a going concern.

     The Company currently estimates that approximately $200,000 per month is needed to cover overhead expenses of International Thoroughbred Breeders. The Company's cash balance as of March 31, 2001 was $38,757. From April 1, 2001 through May 15, 2001, the Company has relied on the re-payment of loans previously given by the Company to the property owner of the Ft. Lauderdale project. The Company made investments in this project during the second and third quarter of Fiscal 2001. (See Note 7)

     The Company's Board is continuing to consider all of the Company's strategic options to maximize stockholder value and alternatives for the Company's future.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The remaining net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of March 31, 2001 consist of the following:

Classified As:

Current Assets                                   $ 519,059

Current Liabilities                               (754,065)
                                                  --------
         Net Liabilities of Discontinued
             Operations - Current                  (235,006)

Equipment Assets of Garden State Park              250,000
                                                  --------
         Net Assets of Discontinued Operations   $  14,994
                                                  ========

(3)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                           March 31, 2001
                                                     --------------------------
                                Interest % Per Annum   Current       Long-Term
                                -------------------- ------------    ----------
International Thoroughbred
Breeders Inc.:

Robert E. Brennan Jr. (A)                            $        -0-    $  482,000

Michael J. Quigley, III (B)                   10%       1,000,000           -0-

Garden State Park:

Service America Corporation (C)                6%         320,000           -0-
                                                      -----------      --------
    Totals                                           $  1,320,000    $      -0-

Less Amounts Reclassified to:
  Net Liabilities of Discontinued
    Operations - Current                                (320,000)           -0-
                                                      -----------      --------
    Totals                                           $  1,000,000    $  482,000
                                                      ===========      ========

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (B) On January 26, 2001, the Company borrowed $1,000,000 from Michael J. Quigley, III, an unrelated party, at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. As collateral for the loan, the Company pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties. On May 14, 2001, the loan was modified to be due on demand.

     (C) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. The Company paid $100,000 on June 1, 1999 and a principal and interest payment of $99,200 on December 28, 1999. The Company has not made a scheduled principal payment of $80,000 plus interest due on December 28, 2000. As of May 14, 2001, the Holder has not given notice in order to accelerate the debt, but could do so and take enforcement action against the Company at any time.

(4)  COMMITMENTS AND CONTINGENCIES

     On January 26, 2001, the Company borrowed $1,000,000 from Michael J. Quigley, III, an unrelated party, at an annual interest rate of 10%. Principal and interest on the note was due on April 25, 2001, however, on May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, the Company pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties.

     Effective December 1, 2000, the Company entered into a five-year employment contract with Francis W. Murray, the Company's Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to the Company's employees. As part of his contract, on December 28, 2000, Mr. Murray was awarded options to purchase 2,000,000 shares of the Company's Common Stock (with tandem stock appreciation rights) pursuant to a stock incentive plan (the "Plan") which the Board of Directors adopted, subject to stockholder approval. Options for 1,116,279 of the 2 million shares are incentive stock options, have an exercise price per share of 110% of the fair market value of a share on the date of grant and expire in five years from the date of grant. Options for the other 883,721 shares granted to Mr. Murray were non-qualified stock options, have an exercise price of 100% of the fair market value of a share on the date of grant and expire in ten years from the date of grant. One-third of the incentive and non-qualified options were immediately vested, and an additional one-third will become vested after each of one year and two years, respectively, from the date of grant. In addition to his employment contract, on January 3, 2001, Mr. Murray was awarded 2,500,000 shares of the Company's Common Stock valued at $.20 per share as a bonus in lieu of cash for his extraordinary efforts over the last several years related to the successful litigation settlements and the successful transactions related to the sale of the Company's real estate assets.

     Commencing in the third quarter of Fiscal 1999, the Company and certain of its officers and directors and former officers and directors received subpoenas from the Securities and Exchange Commission (the "SEC") relating to certain transactions and reports. The Company has fully cooperated with the SEC's investigation. On March 15, 2001, the Company was advised by the staff of the SEC that they intend to recommend that the SEC bring civil injunction actions against the Company and certain current and former officers. The Company and the current and former officers will determine the appropriate response when and if there is any action brought in this matter.


     The Company is responsible for remediation costs associated with an environmental site on the Freehold Raceway property. The Company has accrued what it believes to be the total cost of remediation. At March 31, 2001, the remaining balance of such accrual was $400,000 for remediation costs.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. The Company paid $100,000 on June 1, 1999 and a principal and interest payment of $99,200 on December 28, 1999. The Company has not made a scheduled principal payment of $80,000 plus interest due on December 28, 2000. As of May 14, 2001, the Holder has not

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

given notice in order to accelerate the debt, but could do so and take enforcement action against the Company at any time. The tenant at Garden State Park has caused the liquor license to be transferred to it as a result of which, it owes a purchase price of $100,000 to the Company. If the tenant is not awarded a license to own and operate an off-track betting facility prior to January 28, 2002, the tenant may be required by the Company to transfer the liquor license to the Company in consideration of the Company's repayment of such $100,000 to the Tenant.

     The Chapter 11 Bankruptcy  Trustee (the "Trustee") for the estate of Robert
E. Brennan has asserted certain claims challenging the ownership of approximately 2,300,000 shares of the Company's Common Stock (the "Shares") held by certain individuals. In order to preserve the Company's net operating loss carryforwards which otherwise may be lost due to the Shares being transferred, the Company and the Trustee have entered into an agreement whereby the Company will pay the Trustee a minimum of $.50 per share or a maximum of $1 per share for the Trustee's release of claim to the Shares in the event that the Trustee is awarded a judgement granting him an ownership interest in the Shares and executes on such judgement. The price per share is based upon the average trading price per share during the previous thirty day period prior to the Trustee being awarded the judgement but will not be less than the agreed upon $.50 per share or more than $1 per share. The price per share is secured in part by a letter of credit obtained by the Company. In order to obtain the letter of credit, the Company has placed $1,150,000 in escrow. It is expected that this agreement with the Trustee will be replaced by another agreement as described below. (See Note 9, Subsequent Events)

     On May 3, 2001, the Company executed an agreement to lease office space in Bellmawr, New Jersey for a three year period, expiring on May 31, 2004. The lease provides for a current monthly rent of $5,527.56 which amount will increase approximately 3% each year for inflation. The lease also provides for an extended lease term option of an additional three year period commencing June 1, 2004.

     The three month period ended December 31, 2000 marked the substantial completion of the Company's divestiture of its real estate properties. Where once the Company was engaged in operating businesses, including operating race tracks, and more recently in owning real estate, the Company now holds assets principally comprised of promissory notes. These promissory notes constitute "securities" for purposes of the Investment Company Act of 1940, which regulates companies primarily engaged in the business of investing, reinvesting or trading in securities. The Company's Board of Directors believes that the Company should continue as an operating company, rather than an investment company, and the Board intends for the Company to be primarily engaged, as soon as possible, in a business other than that of investing, reinvesting, owning, holding or trading in securities. To that end, the Company has entered into a bareboat charter vessel and began operating a casino cruise ship business as described in Note 9, Subsequent Events.

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


(5)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2001, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates.

(6)  STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     On October 16, 2000, the Company awarded options to purchase 6,500 shares of the Company's Common Stock to various employees as part of annual compensation. On December 28, 2000, Mr. Francis W. Murray and Mr. William H Warner were awarded options to purchase 2,000,000 and 75,000 shares, respectively, of the Company's Common Stock pursuant to a stock incentive plan (the "Plan") which the Board of Directors adopted, subject to stockholder approval. The options for 75,000 shares granted to Mr. Warner are incentive stock options, have an exercise price per share equal to 100% of the fair market value of a share on the date of the option grant, were immediately vested and expire ten years from the date of grant. With respect to the options for 2 million shares granted to Mr. Murray, options for 1,116,279 shares are incentive stock options, have an exercise price per share of 110% of the fair market value of a share of the date of grant and expire in five years from the date of grant. Options for the other 883,721 shares granted to Mr. Murray were non-qualified stock options, have an exercise price of 100% of the fair market value a share on the date of grant and expire in ten years from the date of grant. One-third of the incentive and non-qualified options granted to Mr. Murray were immediately vested, one-third will be vested one year after the date of grant, and the remaining one-third will be vested two years after the date of grant. At March 31, 2001, total employee options outstanding were 3,136,498 and total non-employee options outstanding were 300,000.

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

     (B)  WARRANTS

     At March 31, 2001, total warrants outstanding were 2,604,000. All warrants are exercisable at March 31, 2001.

(7)  RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, the company invested in two projects in which its President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Company has agreed to advance, as a loan, up to $1.5 million, the proceeds of which are to be used to pay costs and expenses for development of a golf course in Southern California. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. The project is a long-term one, requiring environmental, engineering and other studies, regulatory approvals and other governmental entitlements. Loans by the Company to the limited partnership will bear interest at an annual rate of 12%, and the Company will have the right to convert its loans into a 50% equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, presently is 80%, and will be reduced proportionally if the Company exercises its right to convert its loans into equity.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     As more fully described in Note 9 below, effective April 30, 2001, the Company entered into a bareboat charter with MJQ Corporation, pursuant to which the Company is chartering the vessel MV Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Francis
W. Murray, the Company's Chairman and CEO, is an officer and director of MJQ Corporation, and his son, Francis X. Murray, is President and a director of MJQ Corporation. Under the charter agreement, the Company is obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. In addition, in order to obtain the bareboat charter, the Company has entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Trustee"), MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements, the Company would purchase from the Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.1 million and secured by a ship mortgage against the Palm Beach Princess vessel (the "Ship Mortgage Obligation"), for a purchase price of $13.75 million. Such purchase price would be payable in 12 consecutive monthly installments of $250,000, a 13th payment of $10.5 million on April 30, 2002, and a final payment of $250,000 on July 1, 2002. Pursuant to the letter of intent, MJQ Corporation and its officers and directors (including Francis W. Murray and his son) would exchange mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

     For  additional   information  regarding  related  party  transactions  see
Footnote 15 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2000.

(8)  TREASURY SHARES RETIRED

     Effective January 12, 2001, the Company retired 2,904,016 shares of the Company's Common Stock which were held as Treasury Stock.

(9)  SUBSEQUENT EVENTS

     (A) Effective April 30, 2001, the Company entered into a bareboat charter of the vessel MV Palm Beach Princess with MJQ Corporation, a corporation of which the Company's Chairman and Chief Executive Officer, Mr. Francis W. Murray, is an officer and director. By the bareboat charter, the Company acquires the right to operate the vessel MV Palm Beach Princess, which the Company intends to utilize for the purpose of carrying on a casino cruise business. The vessel sails from the Port of Palm Beach, Florida and, once outside the 3-mile territorial limit, operates a casino gaming business. The charter hire fee payable by the Company to MJQ Corporation is $50,000 per month. In order to obtain the bareboat charter, the Company entered into a letter of intent with the Chapter 11

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                               NOTES TO FINANCIAL
                                   (Unaudited)

Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others, under which, subject to the completion of mutually satisfactory definitive agreements, the Company would purchase from the Trustee the Ship Mortgage Obligation of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.1, for a purchase price of $13.75 million. See Note 7, "Related Party Transactions," above. The bareboat charter is for a one-year term ending April 30, 2002, although it may be terminated earlier if definitive agreements with the Trustee and MJQ Corporation are not reached by May 31, 2001 or, after entering definitive agreements, if the Company fails to pay when due any of the installments of the purchase price for the Ship Mortgage Obligation. In the event of such default, the Company would not be liable for any unpaid balance of the purchase price for the Ship Mortgage Obligation.

     The letter of intent referred to above also contemplates that, subject to satisfactory definitive agreements, the Company would agree to purchase the Trustee's rights to certain shares of the common stock in the Company the ownership of which has been challenged by the Trustee. The Company desires to purchase the Trustee's rights to stock in the Company in order to protect the net operating loss carryforward which otherwise may be lost if the shares are transferred. The letter of intent contemplates that the Company would agree to purchase 1,335,000 shares of the Company's common stock at a purchase price of $0.50 per share on July 1, 2002, and that the Company would secure such purchase obligation by pledging $667,500 of proceeds receivable by it under the $10 million promissory note payable to the Company from the sale of Garden State Race Track. The Company also would obtain an option to purchase the Trustee's rights to an additional 2,300,000 shares of common stock in the Company at an exercise price of $.50 per share. The definitive agreement between the Company and the Trustee for the purchase of such shares and the Trustee's rights thereto would supersede the existing agreement between the Company and the Trustee under which the Company is obligated to purchase the Trustee's claims to 2.3 million shares of the Company's common stock, which is secured by $1,150,000 held in escrow. As a result, such $1,150,000 escrow will become available to the Company for working capital purposes.

     (B) On May 3, 2001, the Company executed an agreement to lease office space in Bellmawr, New Jersey for a three year period, expiring on May 31, 2004. The lease provides for a current monthly rent of $5,527.56 which amount will increase approximately 3% each year for inflation. The lease also provides for an extended lease term option of an additional three year period commencing June 1, 2004.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The  Company's  working  capital,  as of March 31,  2001,  was  $326,534 as compared to a deficit at March 31, 2000 of ($38,942,557). The change was primarily caused by: (i) the retirement of the $32.3 million of the debt to the Company's primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"); (ii) the retirement of the $3.4 million of the Company's debt to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan; and
(iii) the reclassification of approximately $900,000 in environmental escrow deposits which are scheduled to be released to the Company in January 2002.

     On January 26, 2001 the Company borrowed $1,000,000 from Michael J. Quigley, III. The proceeds were partially used to (1) repay the balance of a loan to Francis W. Murray in the amount of approximately $105,000; (2) make loans in the amounts of $351,500 on the golf club project in Southern California (see Related Party Transactions); and (3) make loans in the amount of $250,000 for the vacation ownership resort project in Fort Lauderdale, Florida (see Related Party Transactions). The balance was used for the Company's working capital. The Company's cash balance as of March 31, 2001 was $38,757. From April 1, 2001 through May 15, 2001, the Company has relied on the re-payment of loans previously given by the Company to the property owner of the Ft. Lauderdale project. The Company made an investment in this project during the third quarter. (See Note 7) The Company has a $1,150,000 Certificate of Deposit that matures on May 18, 2001. As a result of negotiations with the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan (See Notes 4 & 9), the Company expects to have access to these funds on May 18, 2001.

     The Company anticipates selling the personal property located at Garden State Park at a public auction scheduled for June 22, 2001 through June 25, 2001. The Company has contracted with a local auction company to conduct the auction. The proceeds from the auction, which includes artwork, kitchen and restaurant equipment, concession stands, office furniture and fixtures, vehicles and track equipment, are anticipated to be sufficient to fund the Company's overhead expenses for several months.

     Effective April 30, 2001, the Company commenced operations of the Palm Beach Princess, a casino cruise ship operating from a port in Palm Beach Florida. (See Note 9, Subsequent Events) It is anticipated that the cash flow generated by the ship will be sufficient to fund the Company's cash requirements in the near future. However, no assurances can be given considering the various uncertainties of such a business.

     The Company anticipates borrowing on its existing note receivables in the amount of $33,000,000 payable by Realen and Turnberry as described below
(currently pledged as collateral on the Michael J. Quigley III loan). No assurances can be made that the Company will obtain such needed loans.

     The net loss for the nine months ended March 31, 2001 was ($2,961,269). Cash flows used in operating activities amounted to $1,351,908.

     Cash provided by investing activities (sale of discontinued operations) was $19,412,748 during the nine months ended March 31, 2001, primarily the result of the cash proceeds from the sale of the Garden State Park property.

     Cash used in financing activities was $18,302,923 during the nine months ended March 31, 2001, consisting principally of the principal payments on the short-term debt.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2001

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2001

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

     On January 28, 1999, the Company completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park and the lease of the Garden State Park facilities to subsidiaries of Greenwood Racing, Inc.("Greenwood"), which owns Philadelphia Park racetrack, the Turf Clubs and Phonebet (the "Greenwood Transaction"). The purchase price was $46 million ($1 million of which will be held in escrow to cover certain indemnification and other obligations of the Company), with an additional $10 million in contingent promissory notes (the "Contingent Notes") which become effective upon, among other things, the New Jersey Legislature's approval of off-track betting facilities or telephone account pari- mutuel wagering on horse racing. Further adjustments could be made to increase the purchase price if certain additional regulatory gaming changes are approved by the New Jersey Legislature in the future. The Greenwood Transaction was subsequently amended to include Penn National Gaming, Inc.("Penn National"), which owns Penn National Race Course, Pocono Downs Racetrack, Charles Town Races and at least ten off-track betting parlors in Pennsylvania as a 50% joint venture between Greenwood and Penn National ( "Pennwood"). Greenwood and Pennwood have guaranteed the performance by the purchaser of all obligations under the Contingent Notes.

     On September 18, 2000, the Company borrowed $150,000 from the Company's Chairman, Mr. Francis Murray, in order to finance its current operations. On February 8, 2001, the Company repaid said loan.

     The Company currently estimates that approximately $200,000 per month is needed to cover overhead expenses of International Thoroughbred Breeders.

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

     The accompanying financial statements have been prepared assuming that the Company will continue in a going concern. As discussed in Footnote 1 to the consolidated financial statements and in this discussion above, the Company has sustained losses of approximately $33 million during the last three fiscal years, and, while now operating a casino business, has an uncertain source of funds and limited working capital, all of which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Revenue from operations for the three months ended March 31, 2001 decreased primarily as a result of of rental income generated by the Garden State Park lease discontinued as a result of the sale on

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

            MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
                OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                                 MARCH 31, 2001

     November 30, 2000 partially offset by increased interest income. Expenses for the three month period decreased $655,062 or 29% for the third quarter of Fiscal 2001. This decrease in expenses was primarily the result of a decrease in: (i) a decrease in interest and financing expense of $599,017 primarily as a result of reduced debt: (ii) carrying costs for the El Rancho property being eliminated as a result of its sale in Fiscal 2000: partially offset by (iii) an increase in general and administrative expenses of $717,632 primarily associated with; (a) the $500,000 non-cash compensation cost of the 2,500,000 shares of Common Stock issued to Francis W. Murray, the Company's Chief Executive Officer on January 28, 2001; (b) additional environmental remediation costs of approximately $300,000 associated with the sale of Freehold Raceway: partially offset by (d) a decrease of approximately $120,000 in legal fees during the comparable periods.

     During the third quarter of Fiscal 2001, the Company incurred a net loss from operations of ($1,582,873) as compared to a net loss from operations of ($2,172,215) for the comparable quarter in Fiscal 2000. The decrease in net loss of $589,342 for the three month period was the result of those differences described above.

Results of Operations for the Nine Months Ended March 31, 2001 and 2000

     Revenue from operations for the nine months ended March 31, 2001 decreased primarily as a result of rental income generated by the Garden State Park lease discontinued as a result of the sale on November 30, 2000 partially offset by increased interest income. Expenses from operations decreased $3,218,690 or 50%, from $6,378,043 in Fiscal 2000 to $3,159,353 in Fiscal 2001. This decrease in expenses was primarily the result of: (i) a decrease in interest and financing expense of $2,815,122 primarily as a result reduced debt: (ii) carrying costs for the El Rancho property being eliminated as a result of its sale in Fiscal 2000: partially offset by (iii) an increase in general and administrative expenses of $556,926 primarily associated with; (a) the $500,000 non-cash compensation cost described above; (b) additional environmental remediation costs of approximately $300,000 associated with the sale of Freehold Raceway: partially offset by (d) a decrease of approximately $450,000 in legal fees during the comparable periods.

     During the nine months ended March 31, 2001, the Company incurred a net loss from operations of ($3,159,353) as compared to a net loss from operations of ($6,378,043) for the comparable period in Fiscal 2000. The decrease in net loss of $3,151,871 for the nine month period was the result of those differences described above.

Inflation

     To date, inflation has not had a material effect on the Company's operations.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     The Company did not file any reports on 8-K with respect to the quarter ended March 31, 2001.

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





                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




May 15, 2001                       /s/Francis W. Murray
                                   ----------------------------------
                                   Francis W. Murray, President and
                                      Chief Executive Officer



May 15, 2001                       /s/William H. Warner
                                   ----------------------------------
                                   William H. Warner
                                   Secretary/Treasurer
                                   (Principal Financial and Accounting Officer)