Form 10-K
period 2001-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2001-10-12
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-K

                        For annual and transition reports
                     pursuant to sections 13 or 15(d) of the
                         Securities Exchange Act of 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended June 30, 2001

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

                           Commission File No. 0-9624

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                   22-2332039
 ----------------------------            ---------------------------------
 (State or other jurisdiction            (IRS Employer Identification No.)
      of incorporation)


   211 Benigno Boulevard, Suite 210, Bellmawr, New Jersey         08031
   ------------------------------------------------------      ----------
         (Address of principal executive offices)              (Zip Code)

                                 (856) 931-8163
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

             None

Securities registered pursuant to Section 12 (g) of the Act:

             Common Stock, par value $2.00

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 28, 2001 was approximately $1,794,863. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 28, 2001, there were 11,480,269 outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS


                                     PART I
                                     ------

Item 1.  Business                                                          1
Item 2.  Properties                                                        6
Item 3.  Legal Proceedings                                                 6
Item 4.  Submission of Matters to a Vote of Security Holders               9

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                              10
Item 6.  Selected Financial Data                                          11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk       20
Item 8.  Financial Statements and Supplementary Data                      20
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         50


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant               51
Item 11. Executive Compensation                                           53
Item 12. Security Ownership of Certain Beneficial Owners and Management   56
Item 13. Certain Relationships and Related Transactions                   57

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedule, and Report on Form 8-K   59

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors," could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

        general   economic   and  business   general   economic  and  business
        conditions;

        competition;

        execution of our new business strategy;

        changes in laws regulating our industry;

        fluctuations in quarterly operating results as a result of seasonal and weather considerations; and

        events directly or indirectly relating to our business causing our stock price to be volatile.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                     PART I

Item 1. Business.

General

     International Thoroughbred Breeders, Inc., a Delaware corporation, was incorporated on October 31, 1980. Until the January 1999 sale of Freehold Raceway and leasing to a third party of Garden State Park, we were primarily engaged, through various operating subsidiaries, in the ownership and operation of standardbred and thoroughbred racetracks in New Jersey. For the period of approximately 22 months after our January 1999 sale of Freehold Raceway and our leasing of Garden State Park to a third party, our focus concentrated upon working out the Company's debt problems, by selling our real properties in an orderly fashion rather than permitting such assets to be lost by foreclosure. Our efforts in that regard were successful, and in two transactions, one in May 2000 and the other in November 2000, we sold all of our real properties and paid our indebtedness in full. Since November 2000, we have evaluated and continue to look for business opportunities. We are committed to remaining as an operating company.

     To that end, as of April 30, 2001, we acquired, by a bareboat charter, operations of an offshore gaming vessel, the M/V Palm Beach Princess. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the three-mile territorial limit, engages in a casino gaming business. We acquired this business pursuant to a bareboat charter for a one-year term only, and, by negotiating to purchase the substantial debt secured by a mortgage against the vessel, we plan to negotiate an acquisition of the vessel and related assets. The business of operating the cruise vessel includes a variety of shipboard activities, including casino gaming, dining, music and other entertainment.

Current Operations

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we charter the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business out of the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we have entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Brennan Bankruptcy Trustee"), MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements, we would purchase from the Brennan Bankruptcy Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding as of June 30, 2001 of approximately $14.3 million and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"), for a purchase price of $13.75 million. Such purchase price would be payable in consecutive monthly installments of $250,000 through a date to be negotiated, but expected to be no earlier than July 31, 2002, with a balloon payment due at that time. If the date for the final balloon payment is July 31, 2002, the amount of such payment at that time would be $10 million. Our chairman, Francis W. Murray, is a director of MJQ Corporation.

     The letter of intent with the Brennan Bankruptcy Trustee and our anticipated purchase of the Ship Mortgage Obligation is an opportunity which arose out of the Brennan Bankruptcy Trustee's claims against MJQ Corporation and others, including Mr. Murray, alleging that MJQ Corporation had received a loan (the Ship Mortgage Obligation) from an entity which, in turn, received funds from offshore trusts created by Robert E. Brennan (the Company's former chairman). We understand that the Brennan Bankruptcy Trustee expects to acquire the Ship Mortgage Obligation through a settlement of litigation which the Brennan Bankruptcy Trustee brought against those offshore trusts. We learned of the opportunity to acquire the Ship Mortgage Obligation and of the opportunity to acquire, at least temporarily (through the bareboat charter), the vessel and MJQ Corporation's casino cruise business, through Mr. Murray's connection as a director of MJQ Corporation.

     Under the bareboat charter, we have acquired the right to operate the M/V Palm Beach Princess, which, once outside the three-mile territorial coastal limit, operates a casino gaming business.

     The Palm Beach Princess is a large, ocean going cruise ship with a passenger capacity of 850 for coastal voyages. The ship is 420 feet long, 6,659 gross tons, and registered in the Republic of Panama. Originally built in 1964, the ship was substantially reconstructed, refurbished, and upgraded in 1973, 1984 and 1997. The ship fully complies with the highest standards of the International Convention on Safety of Life at Sea as applicable to large passenger ships, and is regularly subjected to safety and health inspections by the Unites States Coast Guard and the United States Public Health Service.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     Pursuant to the bareboat charter between MJQ Corporation, the owner of the vessel, and a subsidiary of ours, the vessel is provided to us for a period ending April 30, 2002, unless earlier terminated. The charter may be terminated before April 30, 2002, if a definitive purchase agreement for the Ship Mortgage Obligation is not entered into by us, MJQ Corporation and the Brennan Bankruptcy Trustee before May 31, 2001. Since such agreement has not yet been signed, MJQ Corporation could terminate the bareboat charter in its discretion at any time. The bareboat charter also provides that the Brennan Bankruptcy Trustee shall have the right to terminate the bareboat charter in the event of a default by us or our subsidiary under the definitive purchase agreement for the Ship Mortgage Obligation. As charterer of the vessel, we are responsible for maintaining the vessel, all machinery, boilers and other equipment on the vessel, and are responsible  for  making  all  necessary  repairs.  We are  responsible  for all expenses of operations, including all taxes payable in respect thereof. As charterer, we have the use of all equipment on board the vessel at the time it was delivered to us, and are responsible for re- delivery of the vessel and equipment at the end of the charter period in the same condition as when we received it, ordinary wear and tear excepted. We are also responsible for replacing any items of equipment that need to be replaced and, to the extent equipment may be leased, we are responsible for all rental and other liabilities of MJQ Corporation under such leases during the term of the charter. We are to keep all insurance in place for the vessel and equipment. Further, MJQ Corporation is to continue to conduct for us certain operations of the vessel until such time as we obtain, through our operating subsidiary, all permits, licenses and registrations required in connection with the operation of the vessel, including but not limited to, the federal water pollution certification, registration under the Gambling Devices Act, registration for Florida sales tax, and Florida alcoholic beverage licensing. All costs of such operations incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. Pending completion of definitive agreements among MJQ Corporation, the Brennan Bankruptcy Trustee and us, we have not obtained such permits, licenses or registrations in our own or our subsidiary's name.

Prior Operations

     In April of 1998, our Board of Directors authorized the exploration of strategic opportunities for our business, including a possible merger or sale of all of our assets. The Board ultimately decided that a sale of all of our assets was the preferred alternative. On November 30, 2000, through our wholly-owned subsidiary GSRT, LLC, we closed on the sale of our Garden State Park property, located in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC. The purchase price was $30 million and was paid by: (i) previous cash deposits totaling $1 million; (ii) a Promissory Note in the face amount of $10 million; and (iii) the balance of the purchase price paid in cash at the closing. The cash proceeds from such sale were principally used by us to repay in full the outstanding balances on our debt to Credit Suisse First Boston Mortgage Capital LLC of approximately $14.3 million and to repay in full approximately $3.75 million of principal and interest on the debt to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan which had been incurred to purchase 2,904,016 shares of our common stock.

     Under the $10 Million Note, the interest payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the buyer have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash will be paid to us. We will thereafter receive payments under the Note equal to 33 1/3% of all distributable cash until the maturity date, which occurs on the fifteenth anniversary of the issuance of the Note. We may convert the Promissory Note, at our option, into a 33 1/3% equity interest in Realen-Turnberry/Cherry Hill during the six-month period prior to the fifteenth anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen-Turnberry/Cherry Hill's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners. We have elected to defer the gain on the sale until such time that collectability, under the $10 million Note purchased from Realen-Turnberry/Cherry Hill after the closing, can be determined.


     During June 2001, we held auctions at which all of the personal property, including equipment, furniture, furnishings and art work, that we owned at Garden State Park was sold for approximately $1.2 million in cash.

     On May 22, 2000, through our wholly-owned subsidiary Orion Casino Corporation, we closed on the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, Nevada to Turnberry/Las Vegas Boulevard, LLC. The sale price was $45 million and was paid by: (i) previous cash deposits totaling $2 million; and (ii) the balance of the sale price paid in cash at the closing. The proceeds from the El Rancho sale were principally used by us to reduce the outstanding balance on our loan from Credit Suisse First Boston Mortgage Capital LLC to $14.7 million and to purchase a promissory note, secured by the rights to 100% of the distributable cash of the buyer in the event of a default, of the buyer in the amount of $23 million, which will be convertible at our option into a 33 1/3% equity interest in the buyer. The interest payable under such note will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the Company have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of distributable cash will be paid to us. We will thereafter receive payments under the Note equal to 33 1/3% of all distributable cash until the maturity date, which occurs on the thirtieth anniversary of our purchase of the Note. We may convert the Promissory Note, at our option, into a 33 1/3% equity interest in the buyer during a six-month period beginning on the fifteenth anniversary of the issuance of the Note. If not then converted, the Note will convert into a 33 1/3% equity interest in the buyer on the thirtieth anniversary of its issuance. We have elected to defer the gain on the sale until such time that collectability, under the $23 million Note purchased from Turnberry after the closing, can be determined.

     On January 28, 1999, we completed the sale of Freehold Raceway, the sale of a ten acre parcel at Garden State Park and the lease of Garden State Park facilities to subsidiaries of Greenwood Racing, Inc. The purchase price was $46 million, with up to an additional $10 million in Contingent Promissory Notes which become payable only upon, among other things, the New Jersey Legislature's approval of off-track betting facilities or telephone account pari- mutuel wagering on horse racing by certain dates (which has now occurred) and Greenwood's obtaining necessary licenses to operate by January 24, 2002, which is not likely to occur in time.

Employees

     As of June 30, 2001, we employed 7 full-time corporate executive, administrative and clerical personnel. All of the crew of the M/V Palm Beach Princess (226 persons) and office and management personnel of MJQ Corporation (78 persons) are made available to us for operation of the casino cruise business under an arrangement between us and MJQ Corporation by which all costs of such personnel are borne by us.

Competition

     Currently, the M/V Palm Beach Princess is the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition is approximately 50 miles away in Ft. Lauderdale, Florida. From time to time during the past few years, competing vessels have operated gaming cruises from the Port of Palm Beach and/or the Riviera Beach marina facility, located within a mile of the Port of Palm Beach. There are also additional marinas lining the coast of Florida that are capable of handling vessels dedicated to coastal gaming, although any such vessels necessarily would be substantially smaller than the Palm Beach Princess. The Port of Palm Beach is currently constructing a new terminal and larger port facilities which will enable the port to handle increased capacity, including possibly additional gaming cruise vessels. There is no assurance that a competing vessel will not enter the gaming business at the existing Port of Palm Beach, at a new and larger port facility under construction in Palm Beach or at another port facility in the future. Given the berthing and operating preferences enjoyed by the Palm Beach Princess pursuant to existing operating and lease agreements with the Port of Palm Beach, however, the effectiveness of competition from any other vessel at the Port of Palm Beach is questionable.

     In addition to competing with other vessels in the coastal gaming cruise business, we compete with a variety of other entertainment activities in and around Palm Beach, Florida, including, but not limited to, land-based Indian gaming casinos, poker rooms, dog racing, state- sponsored lotteries, short-term cruises, resort attractions, various sports activities and numerous other recreational activities. There is no assurance that we will be able to successfully compete with such other activities.

Weather and Seasonal Fluctuations

     The success on our casino cruise business depends to significant extent on the weather conditions. In particular, inclement weather, or the threat of such weather, has a direct effect on passenger counts, potentially adversely affecting our revenues. On relatively rare occasions, bad weather or sea conditions may result in the cancellation of cruises. Our business is also subject to seasonal fluctuations. Our peak seasons are the late fall, winter, and early spring seasons due to the increased local population as well as increased tourist populations.

Federal and State Regulations - Florida

     The effect of amendments in 1994 to the Federal Gambling Ship Act and in 1992 to the Federal Johnson Act was to repeal the prior prohibition under Federal law of gambling aboard ships performing coastal voyages beyond the jurisdiction of state territorial waters (three miles on the United States Atlantic coast), and to permit individual states to enact laws regulating or prohibiting gambling aboard ships performing coastal voyages from ports located in such states. From time to time in prior years, bills have been introduced in the Florida legislature which, if enacted, would prohibit coastal gaming cruises from Florida ports. None of such bills have been enacted and no such bill is currently pending. There is a risk that the State of Florida may at some future date regulate or prohibit the coastal cruise gaming business. In addition, the Federal government could determine to enact regulations or prohibition of coastal gaming cruises.

     Further, from time to time, bills have been introduced seeking to place passenger surcharges on cruises originating from ports within the State of Florida. Originally, this surcharge was intended to fund a trust fund to be used for statewide beach restoration and management. Such bills were subsequently amended so that the gaming cruise industry would not be taxed. However, there can be no assurance that similar bills designed to tax passengers on cruises such as those offered by us will not be introduced in the future. In addition, while current law and regulations do not now prohibit casino advertising, from time to time bills have been introduced which, in part, prohibit the advertisement of any form of gambling in any newspaper, circular, poster, pamphlet, radio, telegraph, telephone or otherwise. There can be no assurance that such bills will not be reintroduced or enacted in the future. There has also been litigation instituted in the State of Florida against gaming cruise operators for allegedly causing a public nuisance. There can be no assurance that further litigation will not be instituted in the future which, if successful, could adversely affect the industry in which we operate.

Item 2. Properties.

     Until July 18, 2001, we owned a condominium unit and an ownership interest in the Ocala Jockey Club located in Reddick, Florida. This property was purchased at a time when the Company was in the thoroughbred breeding business.

     We lease approximately 4,000 square feet of office space in Bellmawr, New Jersey which serves as our corporate headquarters. The lease is for a three year period, expiring on May 31, 2004, and provides for an option to extend such term for an additional three year period commencing June 1, 2004.

     The operation of the M/V Palm Beach Princess requires the lease of terminal and office space at the Port of Palm Beach as well as the use of port operating rights. Currently, such lease and attendant rights are held by MJQ Corporation and another entity through which MJQ Corporation is permitted to operate; and we are able to use such facilities (pending negotiation of definitive agreements) by agreement of MJQ Corporation. MJQ Corporation currently is negotiating for additional space at a new terminal and office facility being constructed by the Port of Palm Beach. Once the settlement with the Brennan Bankruptcy Trustee and MJQ Corporation is finalized and Bankruptcy Court approval of such settlement is obtained, we will seek to negotiate an acquisition of MJQ Corporation's lease, port operating rights and assets. No assurance can be given that such negotiations will be successfully completed or that the Port of Palm Beach District would approve an assignment of the operating rights at the Port to us.

     During fiscal year 2001, we completed the divestiture of substantially all of our real estate holdings, including Garden State Park in Cherry Hill, New Jersey and in Fiscal 2000, the former El Rancho Hotel and Casino in Las Vegas, Nevada (see "Business").

Item 3. Legal Proceedings.

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

     On May 4, 1998, all defendants filed a motion to dismiss or stay the Harris-Federal action, pending resolution of the Quigley et al. v. DeSantis et al., C.A. No. 15919, in the Court of Chancery of the State of Delaware (the "Quigley action"). On May 4, 1998, the plaintiff filed an amended complaint to, among other things, adding Howard J. Kaufman, a stockholder of the Company, as an additional plaintiff.

     As described more fully below, pursuant to the New Jersey Settlement, the Harris-Federal action was fully and finally dismissed with prejudice, and the parties provided mutual releases of all claims related to the action. See "New Jersey Settlement."

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

     On August 21, 2000, the New Jersey Superior Court held a hearing to consider the fairness of the New Jersey Settlement to the Class. At the conclusion of the hearing, the New Jersey Superior Court entered an order (i) certifying the Class pursuant to New Jersey Rule 4:32; (ii) approving the New Jersey Settlement as fair, reasonable, adequate and in the best interests of the Class; (iii) dismissing the Harris-State action with prejudice; and (iv) releasing all Class claims against the defendants arising from and relating to the facts alleged in the Second Harris-State Complaint.

     On September 26, 2000, the New Jersey Federal Court held a hearing to consider the proposed dismissal of the Harris-Federal action and the application by plaintiffs' counsel for payment of attorneys' fees and expenses incurred in connection with pursuing the New Jersey Actions. During the hearing, the New Jersey Federal Court requested the submission of additional materials relating to the New Jersey Settlement and the Delaware Settlement. Plaintiffs' counsel submitted the requested materials to the New Jersey Federal Court on September 29, 2000. On October 25, 2000, the New Jersey Federal Court entered an order awarding plaintiffs' counsel the amount of $175,000 for payment of attorney's fees, expenses and incentive awards to plaintiffs to be paid by the Company in accordance with the New Jersey Settlement. On December 6, 2000, the New Jersey Federal Court entered a final order dismissing the Harris-Federal Action with prejudice.

Other Litigation

     We are involved in litigation incidental to our prior ownership and operation of Garden State Race Track and Freehold Raceway. We do not believe that the resolution of any existing litigation will result in a material adverse effect on our business, results of operations, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     Our common stock has been traded infrequently on the Pink Sheets since September 15, 1998. The following table sets forth, for the fiscal years indicated, the high and low sales prices for each share of our common stock on the Pink Sheets based upon information supplied by the Pink Sheets.


                                                    High  Low
                                                    ----  ---
                2000
                       First Quarter                .75   .20
                       Second Quarter               .75   .35
                       Third Quarter                .58   .25
                       Fourth Quarter               .89   .29
                2001
                       First Quarter                .60   .20
                       Second Quarter               .45   .10
                       Third Quarter                .51   .19
                       Fourth Quarter               .46   .30


     On June 30, 2001, there were 30,245 holders of record of the shares of our outstanding common stock.

     We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future.

Item 6. Selected Financial Data

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                                                             Years Ended June 30,
                                                ----------------------------------------------------------------------------
                                                        2001           2000           1999           1998          1997
                                                --------------- ---------------  -------------- -------------- -------------
(Loss) Before Discontinued Operations (1)(3)(6) $   (2,402,142) $   (6,980,831)  $ (16,034,769) $ (25,468,850) $ (15,144,053)

Income From Discontinued Operations (2)         $            0  $            0   $   8,144,072  $   7,207,633  $   1,594,096

(Loss)  Before Extraordinary Item               $   (2,402,142) $   (6,980,831)  $  (7,890,697) $ (18,261,217) $ (13,549,957)

Net (Loss)  (4)                                 $   (2,402,142) $   (6,980,831)  $  (7,890,697) $ (18,261,217) $ (17,387,582)

Per Common Share - Basic and Diluted:

(Loss) Before Discontinued Operations
  and Extraordinary Item                        $        (0.24) $        (0.78)  $       (1.38) $       (1.82) $       (1.29)

Gain on Sale of Net Assets of
   Discontinued Operations                      $    --         $    --          $        0.32  $     --       $       --

Income From Discontinued Operations             $    --         $    --          $        0.39  $        0.51  $        0.14

(Loss) Before Extraordinary Item                $        (0.24) $        (0.78)  $       (0.67) $       (1.31) $       (1.15)

Net (Loss)                                      $        (0.24) $        (0.78)  $       (0.67) $       (1.31) $       (1.49)

Weighted Average Number of Shares                    9,987,114       8,980,244      11,554,476     13,978,086     11,715,256


                                                                                    June 30,
                                                ----------------------------------------------------------------------------
                                                        2001           2000           1999           1998          1997
                                                --------------- ---------------  -------------- -------------- -------------
Working Capital (Deficiency)                    $      559,356  $  (17,792,740)  $ (33,069,102) $ (36,744,740) $ (41,300,996)

Total Assets                                    $   41,391,208  $   58,166,739   $  76,588,565  $ 120,252,901  $ 164,694,029

Long-Term Debt                                  $      482,000  $      482,000   $           0  $           0  $  13,131,003

Stockholders' Equity (4)                        $   31,973,709  $   33,870,852   $  40,846,683  $  59,913,361  $  75,651,933

(1) The Company commenced operation of a casino cruise vessel as of April 30, 2001 which materially affects the comparability of a portion of the information reflected in the above data.
(2) Prior to June 30, 1998, the Company decided to sell its racing operations. As a result, such operations have been classified as discontinued operations for all periods presented.
(3) As a result of the above described decision, the (loss) from continuing operations primarily consists of corporate expenses, charges and write-offs for years subsequent to June 30, 1996.
(4) The Net (Loss) for the fiscal year ended June 30, 1997 is after an extraordinary loss on early extinguishment of debt in the amount of $3,837,625.
(5) The Company did not pay cash dividends during any of the fiscal years shown above.
(6) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for each of the three years in the period ended June 30, 2001.

Item 7. Management's Discussion And Analysis of Financial Conditions And Results of Operations

Liquidity and Capital Resources

     Our working capital, as of June 30, 2001, was $559,356 as compared to a deficit at June 30, 2000 of ($17,792,740). The change was primarily caused by:
(i) the retirement of $14.6 million of debt to our primary lender, Credit Suisse First Boston Mortgage Capital LLC, ("Credit Suisse"); (ii) the retirement of $3.4 million of debt to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan; (iii) the reclassification of approximately $900,000 in environmental escrow deposits which are scheduled to be released to us in January 2002; and (iv) the working capital cash generated by our operation of the Palm Beach Princess during the last two months of the fourth quarter in fiscal 2001.

     The net loss for the year ended June 30, 2001 was ($2,402,142). Cash flows provided by operating activities amounted to $1,198,225.

     Cash provided by investing activities (sale of discontinued operations) was $17,136,912 during the year ended June 30, 2001, primarily the result of the cash proceeds from the sale of the Garden State Park property.

     Cash used in financing activities was $17,261,931 during the year ended June 30, 2001, consisting principally of the principal payments on the short-term debt.

     On January 26, 2001 we borrowed $1,000,000 from Michael J. Quigley, III which is due on demand. Mr. Quigley has no relationship to Robert J. Quigley, the Company's director and former president. The proceeds were partially used to
(1) repay the balance of a loan to Francis W. Murray, our Chairman, Chief Executive Officer and President, in the amount of approximately $105,000; (2) make loans in the amounts of $351,500 on a golf club project in Southern California (see Related Party Transactions); and (3) make $250,000 in loans (which as of September 30, 2001 total $2,250,495) for the vacation membership condominium hotel resort project in Fort Lauderdale, Florida (see Note 14 - Related Party Transactions). The balance was used for our working capital. From April 1, 2001, we have relied on the re-payment of loans previously given by us to the property owner of the Ft. Lauderdale project, cash generated by the Palm Beach Princess operations and the release of a $1,150,000 Certificate of Deposit in May 2001 as a result of negotiations with the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan. (See Note 7 to the Financials.) Our cash balance as of June 30, 2001 was $1,361,287.

     We currently estimate that approximately $200,000 per month is needed to cover overhead expenses of International Thoroughbred Breeders. In June 2001, we held an auction at which all of the personal property, including equipment, furniture, furnishings and art work, that we owned at Garden State Park was sold for approximately $1.2 million in cash, which was received in August 2001 and used for working capital purposes and to make additional loans (which as of September 30, 2001 total $2,250,495) for the Ft. Lauderdale project. (See Note 14 - Related Party Transactions.)

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we charter the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business out of the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we have entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Brennan Bankruptcy Trustee"), MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements, we would purchase from the Brennan Bankruptcy Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.3 million as of June 30, 2001 and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"), for a purchase price of $13.75 million. Such purchase price would be payable in consecutive monthly installments of $250,000 through a date to be negotiated, but expected to be no earlier than July 31, 2002, with a balloon payment due at that time. If the date for the final balloon payment is July 31, 2002, the amount of such payment at that time would be $10 million. Accordingly, we expect that we will need to generate $300,000 per month from operation of the vessel to pay the monthly bareboat charter fee and monthly installments to the Brennan Bankruptcy Trustee of the purchase price of the Ship Mortgage Obligation, at least until July 31, 2002, and expect to have the need for approximately $10 million in financing in order to make the balloon payment of the purchase price of the Ship Mortgage Obligation due as early as July 31, 2002. We plan to seek refinancing of the vessel at the earliest possible time in order to finance such balloon payment.

     Substantially all of our revenues are currently derived from our operation of the M/V Palm Beach Princess. Certain of our operating costs, including the charter fee payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover such expenses. While we have generated sufficient revenues from the M/V Palm Beach Princess to pay its expenses (including the charter fee) and the $250,000 per month payments to the Brennan Bankruptcy Trustee on account of the purchase price for the Ship Mortgage Obligation, there is no guarantee that we will be able to continue to do so, or that we will be able to finance the balloon payment expected to be due to the Brennan Bankruptcy Trustee and the failure to do so in the future could materially harm our revenues and cause us to lose our only operating asset.

     Other possible sources of cash include the two promissory notes we received when we sold our Garden State Park real property in November 2000 and our Las Vegas real property in May, 2000. One such Note is in the face amount of $10 million, issued by Realen-Turnberry/Cherry Hill, LLC, the purchaser of the Cherry Hill property (the "$10 Million Note"), and the other promissory note is in the face amount of $23 million, issued by Turnberry/Las Vegas Boulevard, LLC, purchaser of our Las Vegas real property (the "$23 Million Note"). Under both Notes, interest and principal payments will be dependent upon, and payable solely out of, the obligor's net cash flow available for distribution to its equity owners. After the obligor's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash in the case of the $10 Million Note, and the next $23 million of distributable cash in the case of the $23 Million Note, will be paid to us, and following our receipt of the face amount of the Note we will receive 33 1/3% of all distributable cash of the obligor until maturity of the Note. The probable timing and amounts of payments under these Notes cannot be predicted. If we need additional working capital, we may attempt to borrow on these Notes, but such borrowing is expected to be difficult to obtain as long as the timing and amounts of payments under the Notes remain unpredictable.

     In conjunction with the settlement agreement being negotiated with the Brennan Bankruptcy Trustee, we expect to commit to purchase from the Brennan Bankruptcy Trustee approximately 1,335,000 shares of common stock in the Company at a purchase price of $0.50 per share, for an aggregate purchase price expected to be approximately $667,500. We believe that such stock purchase is desirable in order to prevent the Brennan Bankruptcy Trustee from selling such shares since the sale could adversely affect our tax loss carryforward. The letter of intent between us and the Brennan Bankruptcy Trustee contemplates that we would be obligated to consummate such purchase on July 1, 2002. Such letter of intent also provides for us to pledge payments due or to become due to us under the $10 Million Note as collateral security for our obligation to pay the purchase price of those shares of common stock. We hope to be able to fund such purchase out of payments we receive under the $10 Million Note or by borrowing against the $10 Million Note, but no assurance can be given that we will receive sufficient payments under that Note or be able to borrow against that Note.

     While management believes that the $10 Million Note and the $23 Million Note owned by us have substantial value and, ultimately, should generate significant cash payments to us, the timing of receipt of any such payments cannot be accurately predicted and we may not receive substantial payments under the notes for one year or more. At the same time, we have utilized available cash over the last several months to invest in the development of projects which, while believed by management to be worthwhile, are expected to take more than one year before generating cash returns to us. We will seek to borrow against the notes in order to obtain funds for short term obligations and current expenses. However, there can be no assurance that we will be able to borrow the necessary funds.

Results of Operations for the Fiscal Years Ended June 30, 2001 and 2000
-----------------------------------------------------------------------

     Revenue from operations for the year ended June 31, 2001 increased by $4,474,503 from $446,588 in Fiscal 2000 to $4,921,091 in Fiscal 2001 primarily as a result of revenues generated by the Palm Beach Princess operations which commenced on April 30, 2001. Total expenses decreased $104,186, from $7,427,419 in Fiscal 200 to $7,323,233 in Fiscal 2001. This decrease in expenses was primarily the net result of: (i) a decrease in interest and financing expense of $3,273,054 primarily as a result reduced debt; (ii) carrying costs of $1,011,634 during Fiscal 2000 for the El Rancho property being eliminated as a result of its sale in Fiscal 2000; partially offset by (iii) operating expenses of $ 3,315,260 associated with the Palm Beach Princess during the two month period in Fiscal 2001; (iv) an increase in general and administrative expenses of $739,520 primarily associated with: (a) the $500,000 non-cash compensation cost of the 2,500,000 shares of common stock issued to Francis W. Murray, our Chief Executive Officer, on January 28, 2001; and (b) additional environmental remediation costs of approximately $300,000 associated with the sale of Freehold Raceway.

     Effective April 30, 2001, we chartered the vessel M/V Palm Beach Princess for the purpose of operating a casino business out of the Port of Palm Beach, Florida. During the two month period of May and June 2001, total revenue was $4,592,469 and total expenses were $3,309,269. Net income for the two month period of operation was $1,283,200.

     During the year ended June 30, 2001, the Company incurred a net loss from operations of ($2,402,142) as compared to a net loss from operations of ($6,980,831) for the prior fiscal year. The decrease in net loss of $4,578,689 for the comparable fiscal years was the result of those differences described above.

Results of Operations for the Fiscal Years Ended June 30, 2000 and 1999
-----------------------------------------------------------------------

     On January 28, 1999, we completed the sale of Freehold Raceway, the sale of a ten-acre parcel at Garden State Park, and the lease of the Garden State Park facilities. Accordingly, the operating results of the racetrack subsidiaries were segregated and reported as discontinued operations for year ended June 30, 1999.


     Revenue for the year ended June 30, 2000 decreased $31,737 from $478,325 in Fiscal 1999 to $446,588 in Fiscal 2000 primarily as a result of: (i) a decrease in interest income primarily the result of the decrease in cash during the fiscal year; partially offset by (ii) an increase in rental income from the lease of the Garden State property for the full year in Fiscal 2000 as compared to five months in Fiscal 1999. Expenses from continuing operations decreased $9,085,675 or 55%, from $16,513,094 in Fiscal 1999 to $7,427,419 in Fiscal 2000.
This decrease in expenses was primarily the result of: (i) a decrease in general and administrative expenses of $2,023,353 or 43% from $4,667,737 in Fiscal 1999 to $2,644,384 in Fiscal 2000; (ii) a decrease in interest and financing expense of $4,059,620 primarily as a result of reduced debt and a financing expense for warrants of $1,242,883 associated with the settlement of certain litigation in the third quarter of fiscal 1999; and (iii) bank fees associated with the debt no longer being amortized in Fiscal 2000. These fees were fully amortized in Fiscal 1999.

     The decrease of $2,023,353 in general and administrative expenses was principally attributable to: (i) a decrease in expenses primarily as a result of the settlement of certain litigation in Fiscal 1999 of: (a) approximately
$1,064,000 in legal expenses associated with the various director and stockholder lawsuits in the prior fiscal year; (b) a decrease in officer and corporate administrative salaries and benefits of approximately $532,000 primarily associated with the termination of certain agreements upon consummation of the Delaware Settlement; (c) a decrease in consulting and director fees of $246,000 associated with the termination of certain agreements upon consummation of the Delaware Settlement; (d) a decrease of approximately $311,000 in travel expenses and the administrative costs of operating an office in New Mexico; (e) a decrease of approximately $231,000 in printing, mailing and transfer agent expenses associated with an information statement sent to stockholders in Fiscal 1999; and (f) a decrease in costs of $60,000 in penalties assessed by the New Jersey Racing Commission associated with certain stock issuance in Fiscal 1999; (ii) a decrease in accounting fees of $334,000; and
(iii) a decrease in political contributions of $50,000 associated with New Jersey legislation affecting racetrack operations; partially offset by (iv) an increase of approximately $549,000 in corporate expenses associated with discontinuing the racing operations which includes $150,000 to replace sprinkler system parts as provided in the lease with Pennwood; (v) an increase in legal fees of approximately $136,000 during the second and third quarters of Fiscal 2000 in connection with various corporate activities; and (vi) an increase of approximately $113,000 primarily associated with an increase in expense for officers and directors insurance.

     During the year ended June 30, 2000, we incurred a loss before discontinued operations of ($6,980,831) as compared to a loss before discontinued operations of ($16,034,769) for the year ended June 30, 1999. We recognized a net gain of $3,657,688, following the write down of approximately $14,000,000 to fair value of the remaining assets of Garden State Park and the approximate gain of $17,600,000 on the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities in Fiscal 1999 in addition to income from discontinued racetrack operations of $4,486,384 for the year ended June 30, 1999.

     During the year ended June 30, 2000, we incurred a net loss of ($6,980,831) as compared to a net loss of ($7,890,697) for the comparable period in Fiscal 1999. The decrease in net loss of $909,866 was the result of those differences described above.

Recently Issued Accounting Standards

     In  September  2000,  the  Financial   Accounting  Standards  Board  issued
Statement of Financial Account Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Statement of Financial Accounting Standards No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Assets Retirement Obligations". This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.

     Presently, the Company does not have any circumstances that would require the implementation of these standards. Accordingly, the Company believes the adoption of these statements will have no impact on its financial position or results of operations.

Other Information - Risk Factors

     You should consider the following risk factors that pertain to our business. The realization of any of these risks could result in significant harm to our results of operations, financial condition, cash flows, business or the market price of our common stock. Keep these risk factors in mind when reading "forward-looking" statements elsewhere in this Form 10-K.

We derive substantially all of our revenues from our offshore gaming operations.

     Substantially all of our revenues are currently derived from our operation of the M/V Palm Beach Princess. Certain of our operating costs, including the charter fee payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover such expenses. While we have generated sufficient revenues from the M/V Palm Beach Princess to pay its expenses and the $250,000 per month payments to the Brennan Bankruptcy Trustee on account of the purchase price for the Ship Mortgage Obligation, there is no guarantee that we will be able to continue to do so, the failure of which could materially harm our revenues.

Our acquisition of operations of the M/V Palm Beach Princess remains temporary.

     Our acquisition of operations of the vessel M/V Palm Beach Princess at this time is derived from a bareboat charter which has a term ending April 30, 2002, which term may be terminated earlier than that date if negotiations with the Brennan Bankruptcy Trustee of the terms of our purchase of the Ship Mortgage Obligation are not promptly concluded to the satisfaction of all interested parties, or if for any other reason the settlement between the Brennan Bankruptcy Trustee, MJQ Corporation and other parties to litigation brought by the Brennan Bankruptcy Trustee is not accomplished. Once definitive settlement documents are agreed to by all interested parties, the settlement among the Brennan Bankruptcy Trustee, MJQ Corporation and other defendants of the Brennan Bankruptcy Trustee's claims, including the definitive purchase agreement by which we would agree to purchase the Ship Mortgage Obligation, will be subject to bankruptcy court approval. If for any reason the Brennan Bankruptcy Trustee's claims are not settled in the manner contemplated by the letter of intent signed by interested parties and the Company as of April 30, 2001, or if MJQ Corporation otherwise terminates or decides not to extend our bareboat charter beyond April 30, 2002, we stand to lose our primary operating business and source of revenues. We plan to negotiate with MJQ Corporation for the acquisition of the M/V Palm Beach Princess and related assets and rights to operate out of the Port of Palm Beach, and no assurance can be given that we will be able to reach a satisfactory agreement with MJQ Corporation for such acquisition.

Retention of the casino cruise business also depends upon our ability to borrow approximately $10 million to refinance the Ship Mortgage Obligation.

     If definitive settlement documents are entered into with the Brennan Bankruptcy Trustee and other parties, and bankruptcy court approval thereof becomes final and non-appealable, we expect to continue making installment payments of the purchase price of the Ship Mortgage Obligation in the amount of $250,000 per month, to the Brennan Bankruptcy Trustee, until a date to be negotiated but which is not expected to be before July 31, 2002. At that time, a balloon payment of the remaining balance of the purchase price for the Ship Mortgage Obligation will be due and payable. If the balloon payment is due July 31, 2002, the amount of such payment (after making all monthly payments of $250,000) would be $10 million. Our failure to pay any of the $250,000 monthly installments of the purchase price for the Ship Mortgage Obligation, or any failure to pay the balloon payment when due, will permit the Bankruptcy Trustee to terminate the bareboat charter arrangement and take possession of the vessel M/V Palm Beach Princess. While we would not be liable for any unpaid portion of the purchase price of the Ship Mortgage Obligation, we would forfeit (as liquidated damages) all installments of $250,000 previously paid by us. Our ability to pay the $250,000 per month portion of the purchase price of the Ship Mortgage Obligation is dependent upon our cash flow from operation of the vessel, and our ability to pay the balloon payment when due will be dependent upon our ability to refinance the Ship Mortgage Obligation. We will seek to borrow a minimum of $10 million with which to make the balloon payment of the purchase price of the Ship Mortgage Obligation. There is no assurance that we will be able to obtain such financing.

Revenues from our investments in real estate developments are uncertain.

     When we sold our real estate property located in Las Vegas, Nevada in May, 2000, we used proceeds from that sale to purchase a promissory note, in the face amount of $23 million, issued by the purchaser of the property. And, when we sold our real estate property in Cherry Hill, New Jersey in November, 2000, a portion of the purchase price was paid to us in the form of the purchaser's promissory note in the face amount of $10 million. Each such promissory note is payable solely from distributable cash generated by the purchaser's development or sale of the property purchased from us, and, in each case, we could receive more or less than the face amount of the note. The times and amounts of all payments under these notes are uncertain and depend entirely upon the profitability of each purchaser's development (or resale) of the subject real property.

We cannot be certain that we will be successful in implementing our new business plan.

     Although we have an extensive background in operating horse racing and related para- mutuel operations, we do not have any experience operating offshore gaming cruises. Our financial success depends on our ability to execute our new business plan, and we can make no assurances that we will be able to do so.

We face competition from other recreational activities, and we face potential competition to our gaming operations.

     We currently compete with a variety of other vacation activities in and around Palm Beach, Florida, including short-term cruises, resort attractions and sporting and other recreational activities. Although no other coastal gaming vessels do business from the Port of Palm Beach, we expect competition in the Palm Beach area and in other areas surrounding Palm Beach in the future. Within fifty miles of the Port of Palm Beach, there are a number of smaller marinas that are capable of handling other coastal gaming vessels, although any such vessels necessarily would be substantially smaller than the Palm Beach Princess. We expect our operations to compete directly with other gaming vessels and operations in Florida in the future. We expect this competition to increase as new gaming operators enter our market, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. Several of our potential competitors have substantially better name recognition, marketing and financial resources than we do.

     In general, gaming activities include traditional land-based casinos, dockside gaming, casino gaming on Indian land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai-alai and sports bookmaking. Our operations compete with all of these forms of gaming and will compete with any new forms of gaming that may be legalized in the future, as well as with other types of entertainment. Over the past few years, there has been an attempt to legalize gaming throughout the state of Florida. While this movement has yet to be successful, it is likely that the gaming industry will continue to pursue legalization of gaming in Florida, and we believe that the legalization of gaming in Florida would have a material adverse impact on our operations. In addition, we are also subject to competition from other gaming establishments in other jurisdictions, including but not limited to Atlantic City, New Jersey, Las Vegas, Nevada, the Bahamas, and riverboat gambling on the Mississippi river. Such competition could adversely affect our ability to compete for new gaming opportunities and to maintain revenues.

We are potentially subject to a number of gaming regulations and statutes.

     Under Federal law, individual states are permitted to regulate or prohibit coastal gaming. The state of Florida does not currently regulate coastal gaming. However, from time to time in prior years, legislation has been introduced which, if enacted, would prohibit the coastal gaming business. There is the risk that Florida may at some future date regulate the coastal gaming business. Such regulation could adversely harm our business.

     In addition, the Federal government has also previously considered a Federal tax on casino revenues and may consider such tax or other regulations that would affect our gaming business in the future. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in Florida and in other jurisdictions throughout the country. Any such taxes, expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

We are subject to non-gaming regulations.

     The M/V Palm Beach Princess and any other vessels which we may operate in the future must comply with various international and U.S. Coast Guard requirements as to ship design, on- board facilities, equipment, personnel and general safety. Our inability to maintain compliance with such regulations could force us to incur additional costs to reattain compliance or require us to buy new vessels. In addition, we are subject to certain Federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, the Clean Water Act, and other environmental rules and regulations. The coverage and compliance costs associated with such laws, regulations and ordinances may result in future additional costs to our operations.

We rely on patrons primarily from Florida and tourists from the Northeastern United States.

     We derive a substantial portion of our revenues from patrons from the southern and central portions of Florida as well as from tourists visiting Florida from other parts of the United States, particularly the Northeast. Adverse economic conditions in any of these markets, or the failure of our vessel to continue to attract customers from these geographic markets as a result of increased competition in such markets, or other factors such as the recent terrorist attacks which may lead to a decline in tourist travel, could have a material adverse effect on our operating results. Conditions and other factors beyond our control include competition from other amusement properties, changes in regional and local population and disposable income composition, seasonality, changes or cancellations in local tourist, athletic or cultural events, changes in travel patterns or preferences which may be affected by increases in gasoline prices, changes in airline schedules and fares, strikes and weather patterns, and our need to make renovations, refurbishments and improvements to our vessel.

Weather and other conditions could seriously disrupt our operations.

     Our gaming operations are subject to unique risks, including loss of service because of casualty, mechanical failure, extended or extraordinary maintenance requirements, flood, hurricane or other severe weather conditions. Our vessel faces additional risks from its movement and the movement of other vessels on waterways. Palm Beach, Florida is subject to severe storms, hurricanes and occasional flooding. As a result of such weather conditions, as well as the ordinary or extraordinary maintenance requirements of our vessel, if we are unable to operate our vessel, our results of operations will be harmed. The loss of our vessel from service for any period of time could adversely affect our revenues.

We depend on our management to execute our business plan.

     Our success is dependent upon the efforts of our current management, in particular that of our President and Chief Executive Officer, Francis W. Murray. Since the business of gaming has expanded significantly over the past few years, competition for qualified employees will be intense. There is no assurance that such persons can be retained or readily replaced, and there is no assurance that we will be able to continue to add qualified personnel as required. The loss of the services of any of our executive officers could adversely affect our business.

We experience quarterly fluctuations in operating results.

     Our quarterly operating results are expected to fluctuate significantly because of seasonality and other factors. We expect to generate the majority of our income during our third and fourth fiscal quarters ending March 31 and June
30. Such fluctuations could affect our stock price, particularly during the first and second fiscal quarters.

Our stock price faces volatility as a result of a number of factors.

     The market price of our stock is dependent upon future operating results, and therefore, is highly dependent on specific developments including, but not limited to, passage or defeat of relevant gaming legislation or related initiatives, weather patterns, and the general vibrancy of the economy and the Florida tourism industry. Announcements concerning legislation approving or defeating gaming legislation, various governmental actions, developments in the gaming industry generally, announcements by our competitions, weather patterns, and other general economic matters or tourism industry may have a significant impact on the market price of our common stock.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable

Item 8.      Financial Statements and Supplemental Data.

         INDEX TO FINANCIAL STATEMENTS



           Report of Independent Public Accountants.................21
           Balance Sheets...........................................22
           Statements of Operations.................................24
           Statements of Stockholders' Equity.......................25
           Statements of Cash Flow..................................26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Bellmawr, New Jersey


     We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 2001, 2000 and 1999 and the results of their operations and their cash flows for the three years then ended in conformity with U.S. generally accepted accounting principles.



                               STOCKTON BATES, LLP




Philadelphia, Pennsylvania
September 24, 2001

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2001 AND 2000

                                     ASSETS


                                                               June 30,
                                                 -------------------------------
                                                       2001           2000
                                                 -------------   ---------------
CURRENT ASSETS:
     Cash and Cash Equivalents                   $   1,361,287   $     271,119
     Restricted Cash and Investments                         0       1,656,743
     Accounts Receivable                               843,385         427,654
     Prepaid Expenses                                  362,048         362,321
     Refundable Deposit on Palm Beach
      Princess Vessel                                  750,000               0
     Other Current Assets                            1,032,311         516,721
     Net Assets of Discontinued
      Operations - Current                           1,007,398               0
                                                  -------------   -------------
     TOTAL CURRENT ASSETS                            5,356,429       3,234,558
                                                  -------------   -------------


NET ASSETS OF DISCONTINUED
  OPERATIONS - Long Term                                     0      30,000,000
                                                  -------------   -------------

LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                                214,097         214,097
     Equipment and Artwork                             289,426       1,199,284
                                                  -------------   -------------
                                                       503,523       1,413,381
     LESS: Accumulated Depreciation
           and Amortization                            285,004         387,404
                                                  -------------   -------------

     TOTAL LAND, BUILDINGS AND EQUIPMENT, NET          218,519       1,025,977
                                                  -------------   -------------



OTHER ASSETS:
     Note Receivable                                23,000,000      23,000,000
     Note Receivable of Discontinued
      Operations - Long-Term                        10,000,000               0
     Deposits and Other Assets                       2,816,260         906,204
                                                  -------------   -------------
     TOTAL OTHER ASSETS                             35,816,260      23,906,204
                                                  -------------   -------------


TOTAL ASSETS                                     $  41,391,208   $  58,166,739
                                                  =============   =============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           June 30,
                                                 -------------------------------
                                                      2001            2000
                                                 ------------   ----------------
CURRENT LIABILITIES:
     Accounts Payable                            $  2,549,540   $       62,502
     Accrued Expenses                               1,247,534          858,510
     Short-Term Debt                                1,000,000       18,596,709
     Net Liabilities of Discontinued
      Operations - Current                                  0        1,509,577
                                                  ------------   --------------
     TOTAL CURRENT LIABILITIES                      4,797,074       21,027,298
                                                  ------------   --------------


DEFERRED INCOME                                     4,138,426        2,786,589
                                                  ------------   --------------

LONG-TERM DEBT                                        482,000          482,000
                                                  ------------   --------------

COMMITMENTS AND CONTINGENCIES                           -                 -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100.00 Par Value,
      Authorized 500,000 Shares, Issued
      and Outstanding,
      362,487 and 362,484 Shares, Respectively     36,248,675       36,248,375
     Common Stock, $2.00 Par Value, Authorized
      25,000,000 Shares,
      Issued, 11,480,267 and 11,884,270 Shares,
      and Outstanding, 11,480,267 and 8,980,254
      Shares, Respectively                         22,960,533       23,768,539
     Capital in Excess of Par                      20,192,206       26,144,540
     (Deficit) (subsequent to June 30, 1993,
      date of quasi-reorganization)               (47,406,039)     (45,003,895)
                                                  ------------   --------------
            TOTAL                                  31,995,375       41,157,559
    LESS:
     Treasury Stock, 2,904,016 Shares, at Cost
      (retired January 12, 2001)                            0       (7,260,040)
     Deferred Compensation, Net                       (21,667)         (26,667)
                                                  ------------   --------------
      TOTAL STOCKHOLDERS' EQUITY                   31,973,708       33,870,852
                                                  ------------   --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 41,391,208   $   58,166,739
                                                  ============   ==============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999



                                                           June 30,
                                          -------------------------------------------
                                             2001            2000             1999
                                          ------------    ------------   ------------
REVENUE:
   Revenue from Operations              $   4,588,592   $           0   $          0
   Other Income                               209,939         337,334        134,753
   Interest Income                            122,560         109,254        343,572
                                          ------------    ------------   ------------
              TOTAL REVENUES                4,921,091         446,588        478,325
                                          ------------    ------------   ------------

EXPENSES:
   Cost of Revenues:
    Operating Expenses                      3,273,163               0              0
    Depreciation & Amortization                42,097               0              0
   General & Administrative Expenses        3,509,626       2,644,384      4,667,737
   Interest and Financing Expenses            498,347       3,771,401      7,831,021
   Amortization of Financing Costs                  0               0      2,900,749
   El Rancho Property Carrying Costs                0       1,011,634      1,113,587
                                          ------------    ------------   ------------
              TOTAL EXPENSES                7,323,233       7,427,419     16,513,094
                                          ------------    ------------   ------------

(LOSS) BEFORE DISCONTINUED OPERATIONS      (2,402,142)     (6,980,831)   (16,034,769)
                                          ------------    ------------   ------------

INCOME FROM DISCONTINUED OPERATIONS:
   Net Gain on Sale of Net Assets of
    Discontinued Operations                         0               0      3,657,688
    (less applicable state income taxes
     of $1,335,500)
   Income from operations of discontinued
    racetrack operations(less applicable
    state income taxes of $119,348 for
    the year ended June 30, 1999)                   0               0      4,486,384
                                          ------------    ------------   ------------
   INCOME FROM DISCONTINUED OPERATIONS              0               0      8,144,072
                                          ------------    ------------   ------------

NET (LOSS)                              $  (2,402,142)  $  (6,980,831)    (7,890,697)
                                          ============    ============   ============


BASIC AND DILUTED PER SHARE DATA:
(LOSS) BEFORE DISCONTINUED OPERATIONS   $       (0.24)  $       (0.78)  $      (1.38)
NET GAIN ON SALE OF NET ASSETS
 OF DISCONTINUED OPERATIONS                         0               0           0.32
INCOME FROM DISCONTINUED OPERATIONS                 0               0           0.39
                                          ------------    ------------   ------------
NET (LOSS)                              $       (0.24)  $       (0.78)  $      (0.67)
                                          ============    ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                       9,987,114       8,980,244     11,554,476
                                          =============   ============   ============



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                                        Preferred                       Common
                                                ---------------------------   ----------------------------
                                                        Number of                      Number of
                                                  Shares          Amount        Shares           Amount
                                                ------------    ------------  ------------    ------------
BALANCE - JUNE 30, 1998                             362,480   $  36,247,975    13,978,099   $  27,956,197

   Shares Canceled in connection with
      Delaware Settlement                           ---             ---        (2,093,868)     (4,187,736)
   Purchase of 2,904,016 Shares for
      Treasury in connection with
      Delaware Settlement                           ---             ---           ---             ---
   Compensation for Options Granted to
      Non-Employees                                 ---             ---           ---             ---
   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                          2             200            18              36
   Financing Costs for Warrants Issued
       in Connection with Debt Financing            ---             ---           ---             ---
   Warrants Issued in Connection With
       Debt Retirement                              ---             ---           ---             ---
   Amortization of Deferred Compensation Costs      ---             ---           ---             ---
   Net (Loss) for the Year Ended June 30, 1999      ---             ---           ---             ---

                                                ------------    ------------  ------------    ------------
BALANCE - JUNE 30, 1999                             362,482   $  36,248,175    11,884,249   $  23,768,497

   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                          2             200            21              42
   Amortization of Deferred Compensation Costs      ---             ---           ---             ---
   Net (Loss) for the Year Ended June 30, 2000      ---             ---           ---             ---

                                                ------------    ------------  ------------    ------------
BALANCE - JUNE 30, 2000                             362,484   $  36,248,375    11,884,270   $  23,768,539

   Treasury Shares Retired                          ---             ---        (2,904,016)     (5,808,032)
   Shares Issued for Compensation                   ---             ---         2,500,000       5,000,000
   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                          3             300            13              26
   Amortization of Deferred Compensation Costs      ---             ---           ---             ---
   Net (Loss) for the Year Ended June 30, 2001      ---             ---           ---             ---

                                                ------------    ------------  ------------    ------------
BALANCE - JUNE 30, 2001                             362,487   $  36,248,675    11,480,267   $  22,960,533
                                                ============    ============  ============    ============



                                                             Capital                  Treasury        Deferred
                                                            in Excess                  Stock,         Compen-
                                                       of Par         (Deficit)        At Cost        sation          Total
                                                   -------------   --------------    ------------    ----------    ------------
BALANCE - JUNE 30, 1998                          $   25,878,224  $   (30,132,367)  $           0   $   (36,667)  $  59,913,362

   Shares Canceled in connection with
      Delaware Settlement                            (1,046,934)        ---              ---            ---         (5,234,670)
   Purchase of 2,904,016 Shares for
      Treasury in connection with
      Delaware Settlement                              ---              ---           (7,260,040)       ---         (7,260,040)
   Compensation for Options Granted to
      Non-Employees                                      44,550         ---              ---            ---             44,550
   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                           (236)        ---              ---            ---            ---
   Financing Costs for Warrants Issued
       in Connection with Debt Financing                 26,296         ---              ---            ---             26,296
   Warrants Issued in Connection With
       Debt Retirement                                1,242,882         ---              ---            ---          1,242,882
   Amortization of Deferred Compensation Costs         ---              ---              ---             5,000           5,000
   Net (Loss) for the Year Ended June 30, 1999         ---            (7,890,697)        ---            ---         (7,890,697)

                                                   -------------   --------------    ------------    ----------    ------------
BALANCE - JUNE 30, 1999                          $   26,144,782  $   (38,023,064)  $  (7,260,040)  $   (31,667)  $  40,846,683

   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                           (242)        ---              ---            ---            ---
   Amortization of Deferred Compensation Costs         ---              ---              ---             5,000           5,000
   Net (Loss) for the Year Ended June 30, 2000         ---            (6,980,831)        ---            ---         (6,980,831)

                                                   -------------   --------------    ------------    ----------    ------------
BALANCE - JUNE 30, 2000                          $   26,144,540  $   (45,003,895)  $  (7,260,040)  $   (26,667)  $  33,870,852

   Treasury Shares Retired                           (1,452,008)        ---            7,260,040        ---            ---
   Shares Issued for Compensation                    (4,500,000)        ---              ---            ---            500,000
   Shares Issued for Fractional Exchanges
      With Respect to the
      One-for-twenty Reverse Stock Split
      effected on March 13, 1992                           (326)        ---              ---            ---            ---
   Amortization of Deferred Compensation Costs         ---              ---              ---             5,000           5,000
   Net (Loss) for the Year Ended June 30, 2001         ---            (2,402,144)        ---            ---         (2,402,144)

                                                   -------------   --------------    ------------    ----------    ------------
BALANCE - JUNE 30, 2001                          $   20,192,206  $   (47,406,039)  $           0   $   (21,667)  $  31,973,708
                                                   =============   ==============    ============    ==========    ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                                                         June 30,
                                                        -------------------------------------------
                                                            2001           2000            1999
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 (LOSS) BEFORE DISCONTINUED OPERATIONS                  $ (2,402,142)   $ (6,980,831)   $(16,034,769)
                                                        ------------    ------------    ------------
 Adjustments to reconcile (loss) to net cash
  (used in) operating activities:
     Depreciation and Amortization                            47,097          62,737       2,958,067
     Financing Cost from Warrants Granted                          0               0       1,269,178
     Compensation for Stock Options Granted                        0               0          44,550
     (Gain) Loss on Disposal of Fixed Assets                 (81,733)        (31,400)        146,238
     Compensation for Common Shares Issued                   500,000               0               0
     Changes in Operating Assets and Liabilities -
       (Increase) Decrease in Restricted
        Cash & Investments                                 1,656,743      (1,656,740)              0
       (Increase) Decrease in Accounts Receivable           (415,731)       (192,880)       (197,935)
       (Increase) Decrease in Other Assets                  (720,559)         37,049         271,985
       (Increase) Decrease in Prepaid Expenses               750,273         (13,139)        (26,869)
        Increase (Decrease) in Accounts Payable
         and Accrued Expenses                              2,876,062        (523,725)       (538,387)
                                                        ------------    ------------    ------------

CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES BEFORE DISCONTINUED OPERATIONS                 2,210,010      (9,298,929)    (12,107,942)

CASH (USED IN) PROVIDED BY DISCONTINUED
 OPERATING ACTIVITIES                                     (1,011,785)      1,369,362      10,155,578
                                                        ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        1,198,225      (7,929,567)     (1,952,364)
                                                        ------------    ------------    ------------


                             CONTINUED ON FOLLOWING PAGE


See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


CONTINUED FROM PREVIOUS PAGE

                                                                         June 30,
                                                        -------------------------------------------
                                                           2001              2000            1999
                                                        ------------    --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Refundable Deposits on Palm Beach Princess              (750,000)              0               0
    Proceeds from Sale of El Rancho                                0      22,304,540               0
    Proceeds from Sale of Freehold                                 0               0      17,900,000
    Proceeds from Sale of Land at Garden State Park .              0               0       2,000,000
    Purchase of 2,904,016 Shares of Treasury Stock ..              0               0      (6,850,000)
    Capital Expenditures                                           0          (2,456)        (69,044)
    Loans on Development Projects                         (2,095,105)              0               0
    (Increase) Decrease in Other Investment Activity         (17,983)         96,968               0
                                                        ------------    ------------    ------------
     CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES            (2,863,088)     22,399,052      12,980,956
     CASH PROVIDED BY (USED IN) DISCONTINUED
     INVESTING ACTIVITIES                                 20,000,000        (131,110)       (146,648)
                                                        ------------    ------------    ------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES            17,136,912      22,267,942      12,834,308
                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Short-Term Loans                         1,650,000               0               0
    Escrow Deposits Utilized                                       0         502,154      10,278,727
    Deposit to Escrow Funds                                        0        (320,000)              0
    Decrease in Balances Due to/From Discontinued
     Subsidiaries                                         17,747,801       3,473,637      (1,823,666)
    Principal Payments on Short Term Notes               (17,654,555)    (17,842,995)     (5,016,770)
                                                        ------------    ------------    ------------
     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES             1,743,246     (14,187,204)      3,438,291
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES    (19,005,177)     (1,947,636)    (12,437,662)
                                                        ------------    ------------    ------------
     NET CASH (USED IN) FINANCING ACTIVITIES             (17,261,931)    (16,134,840)     (8,999,371)
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         1,073,206      (1,796,465)      1,882,573
     LESS CASH AND CASH EQUIVALENTS AT
      END OF THE YEAR FROM DISCONTINUED
      OPERATIONS                                              16,962         709,384        (738,168)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR
   BEFORE DISCONTINUED OPERATIONS                            271,119       1,358,200         213,795
                                                        ------------    ------------    ------------

  CASH AND CASH EQUIVALENTS AT END OF THE YEAR          $  1,361,287    $    271,119    $  1,358,200
                                                        ============    ============    ============

  Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
        Interest                                        $    109,681    $  1,306,950    $  6,498,191
        Income Taxes                                    $          0    $     19,699    $  1,490,000



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - The Company is currently engaged in a casino cruise ship business under a bareboat charter of the vessel MV Palm Beach Princess (the "Palm Beach Princess"). Prior to January 28, 1999, the Company conducted live race meetings for thoroughbred and harness (standardbred) horses and participated in intrastate and interstate simulcast wagering as a host and receiving track in Cherry Hill ("Garden State Park") and Freehold ("Freehold Raceway"), New Jersey.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior years' amounts have been reclassified to conform with the current years' presentation.

     (D) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with generally accepted accounting principles over the estimated remaining useful lives of the respective assets.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived property assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows.

     (E) Net Assets of Discontinued Operations - At June 30, 1998, the Garden State Property and Freehold Raceway were classified as "Net Assets of Discontinued Operations." During the third quarter of Fiscal 1999, the Company recognized a net gain of $3,657,688 from the sale of Freehold Raceway, the sale of a ten-acre parcel at the Garden State Park facility and the lease of the Garden State Park facilities after applying approximately $14,000,000 from the transaction to reduce the fair value of the Garden State property. At June 30, 2001, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations." At June 30, 2000, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Liabilities of Discontinued Operations."

     (F) Recent Accounting Pronouncements - In September 2000, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities". In June 2001, the Financial Accounting Standards Board issued Statement of Financial Statement of Financial Accounting Standards No. 141, "Business Combinations". This statement addresses financial

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


accounting and reporting for business combinations. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Assets Retirement Obligations". This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.

     Presently, the Company does not have any circumstances that would require the implementation of these standards. Accordingly, the Company believes the adoption of these statements will have no impact on its financial position or results of operations.

     (G) Revenue Recognition - The Company recognized the revenues associated with the casino operation on the Palm Beach Princess and the revenues associated with horse racing at Garden State Park and Freehold Raceway as they were earned. Both Garden State Park and Freehold Raceway operated as satellite wagering sites for both thoroughbred and harness racing meets conducted at other racetracks. The tracks received broadcasts of live racing from other racetracks under various simulcasting agreements. The tracks also provided broadcasts of live racing conducted at the Company's facilities to other racetracks under various host simulcasting agreements. Under these contracts, the Company received or paid pari-mutuel commissions of varying percentages of simulcast pari-mutuel wagering. Costs and expenses associated with horse racing revenues were charged against income in those periods in which the horse racing revenues were recognized. Other costs and expenses, including advertising, were recognized as they actually occur throughout the year.

     (H) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     (I) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (J) Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

     (K) Use Of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (L) Net Loss per Common Share - In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
"Earnings Per Share" ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

     Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants to purchase 3,104,000 shares of Common Stock at various prices per share, for the each of the three years ended June 30, 2001, 2000 and 1999, were not included in the computation of diluted loss per share as their effect would be anti-dilutive.

(2)  NOTES RECEIVABLE

     A portion of the proceeds form the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by the Company to purchase a promissory note in the amount of $23,000,000 which can be convertible at the Company's option into a 33 1/3% equity interest in the buyer. The interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance.

     A portion of the proceeds from sale of the Company's Garden state Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") was paid in the form of a promissory note in the face amount of $10 million (the "Note.") Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


capital, the next $10 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the Note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to the Company under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners.

(3)  DISCONTINUED OPERATIONS

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

     Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the Note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to the Company under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners. The Company has elected to defer the gain on the sale until such time that collectability under the $10,000,000 note from Realen can be determined.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In June 2001, the Company conducted a five-day public auction of the equipment, furnishings and artwork that were not included in the sale of the Garden State Park to Realen. Net proceeds after commission of the Garden State Park equipment, furnishings and artwork were in the amount of $1,110,113 which are classified as accounts receivable at June 30, 2001. Proceeds from the sale were received in September 2001.

The discontinued Garden State Park and Freehold operations are summarized as follows:
--------------------------------------------------------------------------------

                                                         Year Ended June 30,
Discontinued Racetrack Operations:                              1999 *
                                                                ----

  Revenue                                                  $ 37,992,012

                                                            -----------
  Expenses:

      Cost of Revenues:

         Purses                                              12,591,222

         Operating Expenses                                  16,612,009

         Depreciation & Amortization                          1,078,701

      General & Administrative Expenses                       2,619,944

      Interest Expenses                                         484,404
                                                            -----------
                 Total Expenses                              33,386,280
                                                            -----------
Income From Discontinued Racetrack

  Operations Before Taxes                                     4,605,732

      Income Tax Expense                                        119,348
                                                            -----------
                                                              4,486,384
Net Gain on Sale of Net Assets of Discontinued Operations
(Net of $1,335,500 state income taxes)                        3,657,688
                                                            -----------
Income From Discontinued Racetrack Operations              $  8,144,072
                                                            ===========

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 2001 and 2000 consist of the following:

                                                            June 30,
                                                --------------------------------
Classified As:                                       2001            2000
                                                     ----            ----

Current Assets                                  $   1,542,100   $    546,034

Current Liabilities                                  (534,702)    (1,055,611)

Deferred Income                                           -0-     (1,000,000)
                                                 -------------   -----------
  Net Assets of Discontinued Operations -
      Current                                       1,007,398           -0-

  Net Liabilities of Discontinued Operations -
      Current                                             -0-     (1,509,577)

Property Assets of Garden State Park                      -0-     30,000,000

Note Receivable of Discontinued Operations -
      Long-Term                                    10,000,000           -0-

  Net Assets of Discontinued Operations         $  11,007,398   $ 28,490,423
                                                 =============   ===========

     Cash flows from discontinued operations for the year ended June 30, 1999,2000 and 2001 consist of the following:


                                                                                          June 30,
                                                                       --------------------------------------------
                                                                            2001            2000           1999
                                                                       -------------    -----------    ------------
Cash Flows From Discontinued Operating Activities:

     Income                                                           $          -0-  $          -0-   $  8,144,072
                                                                       -------------    -----------    ------------
     Adjustments to reconcile income to net cash provided by
      discontinued operating activities

         Depreciation and Amortization                                           -0-             -0-      1,078,701

         Net (Gain) Loss on Sale of Discontinued Operations                      -0-             -0-     (3,657,688)

         Changes in Operating Assets and Liabilities of Discontinued
         Operations:

                     Decrease in Restricted Cash and Investments                 -0-          (8,241)     3,444,267

                     (Increase) Decrease in Accounts Receivable           (1,030,285)        772,445        331,742

                     Decrease in Other Assets                                    -0-             -0-         21,142

                     Decrease in Prepaid Expenses                                -0-          10,304        773,312

                     Increase (Decrease) in Accounts and Purses
                      Payable and Accrued Expenses                             1,000        (405,145)     1,790,189

                     Increase (Decrease) Increase in Deferred
                     Revenue                                                  17,500       1,000,000     (1,770,159)
                                                                       -------------    ------------   ------------
     Net Cash Provided by Discontinued Operating Activities           $   (1,011,785) $    1,369,362   $ 10,155,578
                                                                       -------------    ------------   ------------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          June 30,
                                                                      ----------------------------------------------
                                                                            2001            2000           1999
                                                                      --------------   -------------    ------------
Cash Flows From Discontinued Investing Activities:

     Capital Expenditures                                             $          -0-  $          -0-   $    (69,616)

     Proceeds from Sale of Garden State Park                              20,000,000             -0-            -0-

     (Increase) in Other Investments                                             -0-        (131,110)       (77,032)
                                                                      -------------    -------------    -----------
     Net Cash (Used In) Provided by Discontinued Investing
     Activities                                                           20,000,000        (131,110)      (146,648)
                                                                       -------------   -------------    ------------

Cash Flows from Discontinued Financing Activities:

     Principal Payments on Short Term Notes                                      -0-         (82,789)      (856,475)

     Increase (Decrease) in Balances Due To/From Continuing
     Operations                                                          (19,005,177)     (1,864,847)     1,823,666

     Principal Payments on Long Term Notes                                       -0-             -0-    (13,404,853)
                                                                       -------------   -------------    ------------
     Net Cash (Used In) Discontinued Financing Activities                (19,005,177)     (1,947,636)   (12,437,662)
                                                                       -------------   -------------    ------------

     Net (Decrease) Increase in Cash and Cash Equivalents From
     Discontinued Operations                                                 (16,962)       (709,384)    (2,428,732)
         Cash and Cash Equivalents at Beginning of Year From
         Discontinued Operations                                              28,787         738,168      3,166,900
                                                                       -------------   -------------    -----------
         Cash and Cash Equivalents at End of Year From
         Discontinued Operations                                      $       11,825  $       28,787   $    738,168
                                                                       =============   =============    ===========


(4)  ACQUISITIONS AND DISPOSITIONS

     o    Fiscal 2001

     On November 30, 2000, the Company, through its wholly-owned subsidiary, GSRT, LLC, closed on the sale of the Garden State Park property in Cherry Hill, New Jersey, to Realen- Turnberry/Cherry Hill, LLC ("Realen"). (See Note 3.)

     In June 2001, the Company conducted a five-day public auction of the equipment, furnishings and artwork that were excluded in the sale of the Garden State Park to Realen.

     o    Fiscal 2000

     On May 22, 2000, the Company, through its wholly-owned subsidiary, Orion Casino Corporation, closed on the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, Nevada, to Turnberry/Las Vegas Boulevard, LLC. The sales price was $45 million and was paid by: (i) previous cash deposits totaling $2,000,000; and (ii) the balance of the purchase price paid in cash at the closing.(See Note 2.)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     o    Fiscal 1999

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

     In connection with the January 28, 1999 transactions, the Company purchased the undepreciated balance of kitchen and resturant equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 ($100,000 of which was paid by the lessee). This asset is recorded in net assets of discontinued operations.

     Pursuant to the terms of the settlement of certain litigation, the Company purchased from NPD, Inc. ("NPD") approximately 2.9 million shares of ITB common stock (the "NPD Shares") for $4.6 million cash and the assumption by ITB of a $5.8 million promissory note originally issued by NPD to acquire the NPD Shares, held by Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert
E. Brennan (the "Bankruptcy Trustee").

(5)  INVESTMENTS

     Interest income for the fiscal years ended June 30, 2001, 2000, and 1999 was $78,560, $109,254, and $343,572, respectively. Realized losses resulting from the sale of trading securities for fiscal 1999 were $12,908. There were no realized gains or losses resulting from the sale of trading securities for fiscals 2001 and 2000.

(6)  LAND, BUILDINGS AND EQUIPMENT

     Land, buildings and equipment are recorded at cost. Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Major classes of land, buildings and equipment consist of the following:

                                                      June 30,
                             Estimated Useful   -----------------------
                              Lives in Years       2001         2000
--------------------------   ----------------   ---------   -----------
Buildings and Improvements        15-40        $  214,097  $    214,097

Equipment and Artwork              5-15           289,426     1,199,284
                                                ---------    ----------
Totals                                            503,523     1,413,381

Less Accumulated Depreciation
 and Amortization                                 285,004       387,404
                                                ---------    ----------
                                               $  218,519  $  1,025,977
                                                =========     =========

     As of June 30, 2000, Land, Buildings and Improvements, Equipment relating to the racetrack operations were classified as "Net Liabilities of Discontinued Operations - Current", and "Net Assets of Discontinued Operations - Long Term".


(7) NOTES AND MORTGAGES PAYABLE Notes and Mortgages Payable are summarized below:


                                                                June 30, 2001             June 30, 2000
                                       Interest %        ------------------------- ----------------------------
                                       Per Annum           Current     Long-Term      Current       Long-Term
                                 ---------------------   -----------  ------------ ------------- --------------
International Thoroughbred
Breeders, Inc.:

Robert E. Brennan Jr. (A)                                        -0-      482,000           -0-      482,000

Michael J. Quigley, III (B)                       10%      1,000,000          -0-           -0-          -0-

Credit Suisse First Boston        LIBOR Rate plus  7%   $        -0-  $       -0- $  14,668,022  $       -0-
                                 (6/30/00 rate 13.64%)

REB Bankruptcy Trustee           Prime Rate  (6/30/00            -0-          -0-     3,652,226          -0-
                                           rate 9.50%)

Other                                         Various            -0-          -0-       276,461          -0-

Garden State Park:

Service America Corporation (C)                    6%        240,000          -0-       320,000          -0-

Other                                         Various            -0-          -0-       179,375          -0-
                                                         -----------   ----------  ------------   ----------
    Totals                                              $  1,240,000  $   482,000 $  19,181,082  $   482,000

 Net Assets of Discontinued
  Operations - Long Term                                         -0-          -0-           -0-          -0-

 Net Liabilities of Discontinued
  Operations - Long Term                                    (240,000)         -0-      (499,375)         -0-
                                                         -----------   ----------  ------------   ----------
Totals                                                  $  1,000,000  $   482,000 $  18,596,709  $   482,000
                                                         ===========   ==========  ============   ==========

The effective LIBOR Rate and the Prime Rate at June 30, 2000 were 6.64% and 9.50%, respectively. There was no short term borrowings outstanding as of June 30, 2001.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (A) On February 24, 2000, the Company sold several pieces of artwork to Robert E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr. On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan (the "Chapter 11 Trustee") asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above. After the Chapter 11 Trustee claimed ownership of the sculptures, an arrangement was agreed to between the Company and the Chapter 11 Trustee pursuant to which the Company was permitted to resell the sculptures to Realen in May 2001, free and clear of any claim by the Chapter 11 Trustee, in exchange for a $700,000 promissory note of Realen due November 30, 2002 (the "Realen Sculpture Note"). Pursuant to the agreement between the Company and the Chapter 11 Trustee, payments by Realen under the Realen Sculpture Note are to be held in escrow pending determination of the Chapter 11 Trustee's claims. On December 29, 2000, the Chapter 11 Trustee instituted suit against the Company seeking the right to all payments and proceeds of the Realen Sculpture Note. After the end of the fiscal year, in September 2001, a settlement agreement was entered into among the Company, Robert E. Brennan, Jr., the Chapter 11 Trustee and others pursuant to which, among other things, subject to entry of an order by the Bankruptcy Court approving the settlement which becomes final and non-appealable, the litigation by the Chapter 11 Trustee against the Company will be dismissed with prejudice and the first $350,000 of principal plus one-half of the interest received under the $700,000 Realen Sculpture Note will be paid to the Chapter 11 Trustee. The balance (up to $350,000 in principal plus one-half of the interest) will be paid to the Company. As a result of this settlement, the Company and Mr. Brennan Jr. agreed that, subject to the dismissal with prejudice of the Chapter 11 Trustee's litigation against the Company (i) all claims of the Company against Mr. Brennan Jr. arising out of his sale of the sculptures to the Company will be released and (ii) the promissory note issued by the Company to Mr. Brennan Jr. will be amended (x) to reduce the principal amount of such promissory note from $482,000 to $132,000, with interest on that sum at the rate of 15% annum to accrue from November 30, 2001 only if the principal of such note is not paid in full by December 10, 2001, (y) to make such promissory note due and payable on November 30, 2002, and (z) to permit the Company to defer payment of the promissory note to such later date as the Company shall have received payment in full of the Realen Sculpture Note. The effect of the aforesaid settlement is therefore that the Company's loss of the amount to be paid under the settlement agreement to the Chapter 11 Trustee will be borne by Brennan Jr. by reduction to the Company's promissory note payable to him.

     (B) On January 26, 2001, the Company borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. (See Note 14) On May 14, 2001, the loan was modified to be due on demand. Principal and interest on the note was due on or about April 25, 2001. As

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


collateral for the loan, the Company pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties.

     (C) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. The Company paid $100,000 on June 1, 1999, yearly principal payments of $80,000 plus interest are due on December 28 of each year until December 28, 2003 when all outstanding principal will be due.

(8)  INCOME TAX EXPENSE

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

     The Company's income tax expense for the year ended June 30, 1999 relates to New Jersey income taxes for its Freehold Raceway operations and for the sale of the property.

     The Company has net operating loss carryforwards aggregating approximately $219,000,000 at June 30, 2001 expiring in the years June 30, 2002 through June 30, 2021. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $90,000,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

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

The Company has the following carryforwards to offset future taxable income at June 30, 2001:


                Net Operating Loss                             Year End
                  Carryforwards                            Expiration Dates
                  -------------                            ----------------
                  $ 45,750,000                                 6/30/2002

                    26,400,000                                 6/30/2003

                    19,900,000                                 6/30/2004

                    15,600,000                                 6/30/2005

                    11,800,000                                 6/30/2006

                    99,730,000                                 6/30/2007
                                                           through 6/30/2021
                  ------------

                  $219,000,000
                  ============

(9)  COMMITMENTS AND CONTINGENCIES

     See Note 14 for commitmentments and contingencies of the Company and transactions with related parties.

     On January 26, 2001, the Company borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. (See Note 14) Principal and interest on the note was due on April 25, 2001, however, on May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, the Company pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties.

     Effective December 1, 2000, the Company entered into a five-year employment contract with Francis W. Murray, the Company's Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to the Company's employees. As part of his contract, on December 28, 2000, Mr. Murray was awarded options to purchase 2,000,000 shares of the Company's Common Stock (with tandem stock appreciation rights). (See Note 12.) In addition to his employment contract, on January 3, 2001, Mr. Murray was awarded 2,500,000 shares of the Company's Common Stock valued at $.20 per share as a bonus in lieu of cash for his extraordinary efforts over the last several years related to the successful litigation settlements and the successful transactions related to the sale of the Company's real estate assets.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


officers. The Company and the current and former officers will determine the appropriate response when and if there is any action brought in this matter.

     The Company is responsible for remediation costs associated with an environmental site on the Freehold Raceway property. The Company has accrued what it believes to be the total cost of remediation. At June 30, 2001, the remaining balance of such accrual was $295,000 for remediation costs.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At June 30, 2001, the unpaid principal balance was $240,000. Yearly principal payments of $80,000 plus interest are due on December 28 of each year until December 28, 2003 when all outstanding principal will be due. The liquor license was transferred to the lessee in consideration of a $100,000 payment to the Company. If the lessee is not awarded a license to own and operate an off-track betting facility prior to January 28, 2002, the lessee may be required by the Company to transfer the liquor license to the Company in consideration of the Company's repayment of such $100,000 to the lessee.

     The Chapter 11 Trustee (the "Trustee") for the bankruptcy  estate of Robert
E. Brennan has asserted certain claims challenging the ownership of approximately 2,300,000 shares of the Company's Common Stock (the "Shares") held by certain individuals. In order to preserve the Company's net operating loss carryforwards which otherwise may be lost due to the Shares being transferred, the Company and the Trustee have entered into an agreement whereby the Company will pay the Trustee a minimum of $.50 per share or a maximum of $1 per share for the Trustee's release of claim to the Shares in the event that the Trustee is awarded a judgement granting him an ownership interest in the Shares and executes on such judgement. The price per share is based upon the average trading price per share during the previous thirty day period prior to the Trustee being awarded the judgement but will not be less than the agreed upon $.50 per share or more than $1 per share. It is expected that this agreement with the Trustee will be replaced by another agreement, in connection with the settlement being negotiated with the Trustee involving the purchase by the Company's subsidiary of the Ship Mortgage Obligation on the vessel M/V Palm Beach Princess, pursuant to which the Company would purchase from the Trustee, on or about July 1, 2002, approximately 1,335,000 shares of common stock in the Company at a purchase price of $0.50 per share and acquire an option to purchase up to 2,315,731 additional shares of the Company's common stock at $0.50 per share.

     On May 3, 2001, the Company executed an agreement to lease approximately 4,000 square feet of office space in Bellmawr, New Jersey for a three year period, expiring on May 31, 2004. The lease provides for a current monthly rent of $5,527.56 which amount will increase approximately 3% each year for inflation. The lease also provides for an extended lease term option of an additional three year period commencing June 1, 2004.



LEGAL PROCEEDINGS

Harris v. DeSantis, et al.
--------------------------

     The first New Jersey Action, filed on February 24, 1998 in the New Jersey District Court, captioned Myron Harris, derivatively on behalf of International Thoroughbred Breeders, Inc. v. Nunzio P. DeSantis, Anthony Coelho, Kenneth W. Scholl, Michael Abraham, Joseph Zappala, Frank A. Leo, Robert J. Quigley,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     On May 4, 1998, all defendants filed a motion to dismiss or stay the Harris-Federal action, pending resolution of the certain litigation. On May 4, 1998, the plaintiff filed an amended complaint to, among other things, adding Howard J. Kaufman, a stockholder of the Company, as an additional plaintiff.

     As described more fully below, pursuant to the New Jersey Settlement, the Harris-Federal action was fully and finally dismissed with prejudice, and the parties provided mutual releases of all claims related to the action. See "New Jersey Settlement."

Harris v. DeSantis, et al.
--------------------------

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

New Jersey Settlement
---------------------

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     On December 3, 1999, plaintiffs in the Harris-Federal action filed with the New Jersey District Court a motion for an order enforcing the Proposed New Jersey Settlement. On December 3, 1999, the New Jersey District Court entered an order dismissing the Harris-Federal action without costs and without prejudice to the plaintiffs' right to reopen the action within 60 days if the Proposed New Jersey Settlement is not consummated. In light of the entry of this order, on December 7, 1999, the New Jersey District Court dismissed as moot plaintiffs' motion for an order enforcing the Proposed New Jersey Settlement. On January 6, 2000, plaintiffs in the Harris-Federal action moved to vacate the New Jersey District Court's dismissal order and to pursue the original motion to enforce the Proposed New Jersey Settlement. On February 16, 2000, the New Jersey District Court granted the plaintiffs' motion to vacate the dismissal order and reopen the Harris- Federal action. The plaintiffs filed a second motion to enforce the terms of the Proposed New Jersey Settlement on April 25, 2000.

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

     On August 21, 2000, the New Jersey Superior Court held a hearing to consider the fairness of the New Jersey Settlement to the Class. At the conclusion of the hearing, the New Jersey Superior Court entered an order (i) certifying the Class pursuant to New Jersey Rule 4:32; (ii) approving the New Jersey Settlement as fair, reasonable, adequate and in the best interests of the Class; (iii) dismissing the Harris-State action with prejudice; and (iv) releasing all Class claims against the defendants arising from and relating to the facts alleged in the Second Harris-State Complaint.

     On September 26, 2000, the New Jersey Federal Court held a hearing to consider the proposed dismissal of the Harris-Federal action and the application by plaintiffs' counsel for payment of attorneys' fees

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and expenses incurred in connection with pursuing the New Jersey Actions. During the hearing, the New Jersey Federal Court requested the submission of additional materials relating to the New Jersey Settlement and the Delaware Settlement. Plaintiffs' counsel submitted the requested materials to the New Jersey Federal Court on September 29, 2000. On October 25, 2000, the New Jersey Federal Court entered an order awarding plaintiffs' counsel the amount of $175,000 for payment of attorney's fees, expenses and incentive awards to plaintiffs to be paid by the Company in accordance with the New Jersey Settlement. On December 6, 2000, the New Jersey Federal Court entered a final order dismissing the Harris-Federal Action with prejudice.

Other Litigation
----------------

     As described in Note 7 above, in January 2000, litigation was instituted by the Chapter 11 Trustee against the Company seeking the right to all payments and proceeds of the $700,000 "Realen Sculpture Note." Settlement of that litigation has been agreed to as described in Note 7.

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

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 2001, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short- term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates.

(11) RETIREMENT PLANS

     The Company maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering all its non-union full time employees who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $10,500 factored for inflation annually). The Company's expense totaled $36,863, $1,911(utilizing accumulated forfeitures) and $137,091 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     On October 16, 2000, the Company awarded options to purchase 6,500 shares of the Company's Common Stock to various employees as part of annual compensation. On December 28, 2000, Mr. Francis W. Murray and Mr. William H. Warner were awarded options to purchase 2,000,000 and 75,000 shares, respectively, of the Company's Common Stock pursuant to a stock incentive plan (the "Incentive Plan") which the Board of Directors adopted, subject to stockholder approval. The options for 75,000 shares granted to Mr. Warner are incentive stock options, have an exercise price per share equal to 100% of the fair market value of a share on the date of the option grant, were immediately vested and expire ten years from the date of grant. With respect to the options for 2 million shares granted to Mr. Murray, options for 1,116,279 shares are incentive stock options, have an exercise price per share of 110% of the fair market value of a share of the date of grant and expire in five years from the date of grant. Options for the other 883,721 shares granted to Mr. Murray were non-qualified stock options, have an exercise price of 100% of the fair market value a share on the date of grant and expire in ten years from the date of grant. One-third of the incentive and non-qualified options granted to Mr. Murray were immediately vested, one-third will be vested one year after the date of grant, and the remaining one-third will be vested two years after the date of grant. At June 30, 2001, total employee options outstanding were 3,136,500 and total non-employee options outstanding were 300,000.

     The Incentive Plan was adopted by the Board of Directors on December 28, 2000. All employees, members of the Board of Directors, consultants and advisors to the Company are eligible to receive stock options, stock awards, and stock appreciation rights under the Incentive Plan. A maximum of four million shares of common stock of the Company may be issued under the Incentive Plan. The Incentive Plan provides that the Incentive Plan will be submitted to holders of the Company's common stock for their approval at the next annual meeting of stockholders, or prior thereto at a special meeting of stockholders expressly called for such purpose, and that if approval of the Company's common stockholders shall not be obtained within twelve months from the date the Incentive Plan was adopted by the Board, the Incentive Plan and all options, awards and stock appreciation rights then outstanding under it automatically will terminate and be of no force or effect.

     In December 1994, the Company's Board of Directors and stockholders adopted and approved the 1994 Employees' Stock Option Plan ("Option Plan"). The Option Plan permits the grant of options to purchase up to 475,000 shares of Common Stock, at a price per share no less than 100% of the fair market value of the Common Stock on the date the option is granted. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the Company's outstanding Common Stock. The Option Plan provides for the granting of both incentive stock options intended to qualify under section 422 of the Code, and non-qualified stock options which do not qualify. No option may have a term longer than 10 years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). Options under the Option Plan are non-transferable except in the event of death and are only exercisable by the holder while employed by the Company. Unless the Option Plan is terminated earlier by the Board, the Option Plan will terminate in June 2004.

     In addition, the Company has also granted non-qualified stock options for the purchase of Common Stock to employees and directors of the Company that are not part of the above mentioned Option Plan.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These options have been granted with terms of five and ten years. These options have been granted at prices per share that have been below, equal to or above the fair market value on the grant date.

     The following table contains information on stock options for options granted from the Plans and options granted outside the Plans for the three year period ended June 30, 2001:

                                                  Stock Options
                                                  -------------
                                                     Exercise          Weighted
                                   Number          Price Range          Average
                                  of Shares         Per Share            Price
                                -------------   ---------------------  ---------
Outstanding at June 30, 1998        1,900,000     $ 4.00 - $ 5.875       $ 4.50

Canceled                             (350,000)    $ 4.00 - $ 5.00        $ 4.14
                                -------------
Outstanding at June 30, 1999        1,550,000     $ 4.00 - $ 5.875       $ 4.58

Granted                                 5,000     $ 1.00                 $ 1.00

Canceled                             (200,000)    $ 5.875                $ 5.875
                                -------------
Outstanding at June 30, 2000        1,355,000     $ 1.00 - $ 5.00        $ 4.37

Granted                             2,081,500     $ 0.20 - $ 0.295625    $ 0.28
                                -------------
Outstanding at June 30, 2001        3,436,500     $ 0.20 - $ 5.00        $ 1.89
                                =============

                                                     Exercise          Weighted
                                                    Price Range         Average
                                Option shares        Per Share           Price
                                -------------   ---------------------  ---------
Exercisable at June 30:

1999                                1,550,000     $ 4.00 - $ 5.875       $ 4.58
                                -------------   ---------------------  ---------
2000                                1,355,000     $ 1.00 - $ 5.00        $ 4.37
                                -------------   ---------------------  ---------
2001                                3,436,500     $ 0.20 - $ 5.00        $ 1.89
                                -------------   ---------------------  ---------
Options available for future
grant under the Plan at June 30:                     1994 Plan
                                                ---------------------
1999                                                  275,000

2000                                                  475,000

2001                                                  475,000

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about stock options outstanding at June 30, 2001:

                                                                         Ranges                    Total
                                                      ---------------------------------------- -------------
Range of exercise prices                                $0.20 - 0.30   $1.00 - 4.625     $5.00  $0.20 - 5.00
                                                        ------------   -------------     -----  ------------

Outstanding options:
--------------------
   Number outstanding at June 30, 2001                     2,081,500         980,000   375,000     3,436,500
                                                      ---------------------------------------- -------------
   Weighted average remaining contractual life (years)          6.80            4.85      4.50          6.00
                                                      ---------------------------------------- -------------
   Weighted average exercise price                            $0.283           $4.13     $5.00         $1.89
                                                      ---------------------------------------- -------------
Exercisable options:
--------------------
   Number outstanding at June 30, 2001                     2,081,500         980,000   375,000     3,436,500
                                                      ---------------------------------------- -------------
   Weighted average exercise price                            $0.283           $4.13     $5.00         $1.89
                                                      ---------------------------------------- -------------

                                                                          Weighted
                                                       Number of          Average      Weighted
Weighted Average Fair Value of Options Granted           Shares           Exercise   Average Fair
                                                                           Price         Value
----------------------------------------------        -----------       ------------  ------------
June 30, 1999 and 2000:
                                                      --------------------------------------------
    Below Market                                         5,000             $1.00         $1.00

    At Market                                              --                --            --

    Above Market                                           --                --            --
                                                      -----------
                                               Total     5,000
                                                      -----------
June 30, 2001:
                                                      --------------------------------------------
    Below Market                                       2,081,500           $.283         $.128

    At Market                                              --                --            --

    Above Market                                           --                --            --
                                                      -----------
                                               Total   2,081,500
                                                      -----------

     During 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with non-employees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") uses what is referred to as an intrinsic value

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


based method of accounting. The Company has decided to continue to apply APB 25 for its stock- based employee compensation arrangements. Accordingly, no compensation cost has been recognized. The Company estimates the fair value of each option and warrant granted on the date of grant using the Black- Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.3%, a weighted average expected life of 5 years based on Company expectations, and a weighted average expected volatility of 56.29%.

     Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                     Years Ended June 30,
                                                     --------------------

                                            2001              2000           1999
                                            ----              ----           ----
Net (Loss): As Reported

(Loss) Before Discontinued Operations   $ (2,402,142)   $ (6,980,831)   $(16,034,769)

Income from Discontinued Operations              -0-             -0-       8,144,072
                                        ------------    ------------    ------------
Net (Loss)                              $ (2,402,142)   $ (6,980,831)   $ (7,890,697)
                                        ------------    ------------    ------------

Pro Forma Net (Loss)

(Loss) Before Discontinued Operations   $ (2,498,508)   $ (7,026,581)   $(16,034,769)

Income from Discontinued Operations              -0-             -0-       8,144,072
                                        ------------    ------------    ------------
Net (Loss)                              $ (2,498,508)   $ (7,026,581)   $ (7,890,697)
                                        ------------    ------------    ------------

                                                   Years Ended June 30,
                                                   --------------------

                                            2001              2000           1999
                                            ----              ----           ----
Net (Loss) Per Share- Basic and Diluted:
  As Reported

(Loss) Before Discontinued Operations   $      (0.24)   $      (0.78)   $       (1.38)

Income from Discontinued Operations               -0-            -0-             0.71
                                         ------------   ------------     ------------
Net (Loss)                              $      (0.24)   $      (0.78)   $       (0.67)
                                         ------------   ------------     ------------

Pro Forma Net (Loss) Per Share - Basic
  and Diluted

(Loss) Before Discontinued Operations   $      (0.25)   $      (0.78)   $       (1.38)

Income From Discontinued Operations               -0-            -0-             0.71
                                         ------------   ------------     ------------
Net (Loss)                              $      (0.25)   $      (0.78)   $       (0.67)
                                         ------------   ------------     ------------


                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

     Warrants have been granted to acquire Common Stock at various prices above, below and at fair market value at the date of grant. The following table contains information on warrants for the three-year period ended June 30, 2001:

                                                  Warrants
                                 ----------------------------------------
                                                   Exercise      Weighted
                                     Number       Price Range    Average
                                   Of Shares       Per Share      Price
                                   ---------     -------------    -----
Outstanding at June 30,1998         1,671,847    $4.00 - $5.25    $4.66

Granted During Fiscal 1999            497,153    $4.375           $4.375

Granted During Fiscal 1999            435,000    $2.50            $2.50
                                 -------------
Outstanding at  June 30, 1999,
 2000 and 2001                      2,604,000    $2.50 - $5.25    $4.25
                                 =============

(13) DIVIDENDS

     The Company is required to pay to the holders of the Company's Series A Convertible Preferred Stock ("Preferred Stock") a cash dividend from any net racetrack earnings, as defined, of Garden State Park. No dividends were required for fiscals 2001, 2000 and 1999. The Preferred Stock has liquidation rights of $100 per share plus accrued dividends, if any.

(14) RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, the company invested in two projects in which its Chairman, President and Chief Executive Officer, Francis
W. Murray, also has a pecuniary interest. In connection with one such project, the Company has agreed to advance, as a loan, up to $1.5 million, the proceeds of which are to be used to pay costs and expenses for development of a golf course in Southern California. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. The project is a long-term one, requiring environmental, engineering and other studies, regulatory approvals and other governmental entitlements. Loans by the Company to the limited partnership will bear interest at an annual rate of 12%, and the Company will have the right to convert its loans into a 50%

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, presently is 80%, and will be reduced proportionally if the Company exercises its right to convert its loans into equity. At June 30, 2001 and September 30, approximately $677,252 and $695,848, respectively,have been loaned to such project.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property owner, MJQ Development which is owned by Michael J. Quigley, III, is developing a vacation membership/condominium hotel resort and is in the process of offering vacation membership interests in the resort. Mr. Quigley has no relationship to Robert J. Quigley, the Company's director and former president. At June 30, 2001 and September 30, 2001, the Company has lent $1,840,597 and $2,250,495, respectively, to the property owner. The Company's loans will bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of vacation memberships. The Company will have the right to convert its loan into an equity interest (subject to receiving certain third party approvals), which would entitle it to receive a priority return of its investment and a priority profits interest equal to three times its investment. It is expected that, once one-half of the memberships are under agreement of sale, the property owner will proceed with construction. Repayment of the Company's loans (and receipt of any return if it converts its loans to equity) will be subject to repayment of, first, bank debt of approximately $3.8 million incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million. If the project is successful, Mr. Murray stands to receive a contingent benefit, which could be substantial, from the owner for his participation in the project, but only after the Company and the owner have received priority returns of their investment and priority shares of profits.

     On September 18, 2000, the Company borrowed $150,000 from the Company's Chairman, Mr. Francis Murray at an interest rate of 10%, in order to finance its current operations. On February 8, 2001, the Company repaid said loan.

     On January 26, 2001 the Company borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. On May 14, 2001, the loan was modified to be due on demand. Principal and interest on the note was due on or about April 25, 2001. As collateral for the loan, the Company pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties.

     Effective April 30, 2001, the Company entered into a bareboat charter with MJQ Corporation, pursuant to which the Company is chartering the vessel MV Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Francis W. Murray, the Company's Chairman, President and Chief Executive Officer, is an officer and director of MJQ Corporation, and his son, Francis X. Murray, is President and a director of MJQ Corporation. Under the charter agreement, the Company is obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbrused by us to MJQ Corporation. As of June 30, 2001 and September 30, 2001 we owed MJQ Corporation $1,471,084 and $1,279,894, respectively, for such expenses. In addition, in order to obtain

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the bareboat charter, the Company has entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Trustee"), MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements, the Company would purchase from the Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.3 million as of June 30, 2001 and secured by a ship mortgage against the Palm Beach Princess vessel (the "Ship Mortgage Obligation"), for a purchase price of $13.75 million. Pursuant to the letter of intent (which is subject to change during negotiation of the definitive agreements), such purchase price would be payable in 12 consecutive monthly installments of $250,000, a 13th payment of $10.5 million on April 30, 2002, and a final payment of $250,000 on July 1, 2002. Pursuant to the letter of intent, MJQ Corporation and its officers and directors (including Francis W. Murray and his son) would exchange mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

(15) TREASURY SHARES RETIRED

     Effective January 12, 2001, the Company retired 2,904,016 shares of the Company's Common Stock which were held as Treasury Stock.

(16) SUBSEQUENT EVENTS

     On July 18, 2001, we sold our condominium unit and an ownership interest in the Ocala Jockey Club that was located in Reddick, Florida. The sales price was $94,000 and the proceeds after closing fees and other expenses were $81,645. A gain of $81,645 will be recognized during the first quarter of Fiscal 2002 as the property was fully depreciated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below is certain information regarding our directors and executive officers:

Name                            Age      Position
----                            ---      --------
Francis W. Murray                 60     Chairman of the Board, President and
                                         Chief Executive Officer(1)
James J. Murray                   62     Director(2)
Walter ReDavid                    75     Director
Robert J. Quigley                 72     Director
-----------------------------------------------------------------------------
(1)Member of the Compensation Committee of the Board of Directors.
(2)Member of the Audit Committee of the Board of Directors.

     Set forth below is certain biographical information with respect to each director set forth above, including his principal occupation and employment during the past five years.

     Francis W. Murray. Mr. Murray has been a director since 1996 and our President, Chief Executive Officer and Chairman of the Board since October 10, 2000. From time to time from November 1995 until June 1999, Mr. Murray served as President of the Company's subsidiaries International Thoroughbred Gaming Development Corporation ("ITG") and Orion Casino Corporation. From November 1993 through June 1995, Mr. Murray served as a consultant to ITG. From December 1988 through November 1993, Mr. Murray was the co-owner and President of the New
England Patriots and co-founder of the St. Louis NFL Partnership, which attempted to obtain an expansion NFL franchise for the city of St. Louis. Mr. Murray has been a member of the Executive Committee and the Compensation and Stock Options Committee since March 15, 1999. Mr. Murray previously served on the Executive Committee from February 21, 1996 to July 9, 1996 and from December 20, 1996 to February 12, 1997.

     James J. Murray. Mr. Murray was elected by the Board of Directors on February 22, 1999. Mr. Murray previously served as a director of the Company from November 6, 1996 to January 15, 1997. Mr. Murray is a member of the Ronald McDonald House of Charities Local Operations Advisory Council and past President of Jim Murray, Ltd., a sports promotion and marketing firm. In 1969, Mr. Murray joined the Philadelphia Eagles' public relations staff and two years later became the NFL team's administrative assistant. In 1974, just five years after joining the organization, he was named the Eagles' General Manager and spent more than nine years in that post, during which the Eagles' appeared in Super Bowl XV. He also served as Director of Marketing for our Garden State Park subsidiary from 1985-1987. Mr. Murray has been a member of the Audit Committee since March 15, 1999. Mr. Murray previously served on the Executive Committee and the Compensation and Stock Options Committee from December 20, 1996 to January 15, 1997. Mr. Murray is the brother of Francis W. Murray, who is a director and our President, Chief Executive Officer and Chairman of the Board.

     Walter ReDavid. Mr. ReDavid was elected to the board on July 3, 2001. Mr. ReDavid is a past Registrar of Wills and has served on various Delaware County, Pennsylvania township boards. Mr. ReDavid has been practicing general law as a sole practitioner for over 50 years.

     Robert J. Quigley. Mr. Quigley has been a director since 1980. From February 1996 until October 15, 1997, and again from 1999 until October 10, 2000, Mr. Quigley served as our President. Mr. Quigley also served as President from 1988 until July 1992. Between November 1995 and May 1996, Mr. Quigley served as our Chairman of the Board and acting Chief Executive Officer. From July 1992 until November 1995, Mr. Quigley was President and Chief Operating Officer of Retama Park Association, Inc., a racetrack facility in San Antonio, Texas. Mr. Quigley previously served as a member of the Executive Committee from July 9, 1996 to December 20, 1996.

Executive and Other Key Officers

Our executive and other key officers, in addition to Mr. Francis W. Murray, include:

Name                         Age   Position
----                         ---   --------

William H. Warner            56    Treasurer and Secretary

Christine E. Rice Newell     56    Assistant Treasurer and Controller

     William H. Warner. Mr. Warner has served as our Treasurer since 1983. In October 2000, Mr. Warner was appointed our Secretary. Mr. Warner is a certified public accountant, and prior to joining us, was employed in public accounting for 11 years.

     Christine E. Rice Newell. Ms. Rice Newell has been our Assistant Treasurer and Controller since 1990. From 1986 until 1990, Ms. Rice Newell was our Corporate Accounting Manager. Ms. Rice Newell is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for fiscal year 2001.

Item 11. Executive Compensation.

     The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 1999, 2000 and 2001 to the individuals who served as our chief executive officer during fiscal year 2001 and each other executive officer who earned more than $100,000 during fiscal year 2001 (collectively, the "Named Executives"):


                                                                     Long-Term
                                                                   Compensation
                                     Annual Compensation              Awards
                                     -------------------              ------
                                                                     Securities    All
Name and                                             Other Annual    Underlying    Other
Principal Position       Year   Salary($)  Bonus($)  Compensation($) Options(#) Compensation($)
Francis W. Murray,       2001    278,654   500,000(1)   17,011(2)       -0-        18,537(3)
President and Chief      2000    122,308     -0-        17,737          -0-        10,997
Executive Officer        1999    120,692     -0-        15,145          -0-        12,323


Robert J. Quigley,       2001     89,517     -0-         8,000(4)       -0-        15,603(5)
Former President,        2000     71,346     -0-        12,000          -0-         6,593
Chairman                 1999    138,461     -0-         4,000          -0-        12,267


William H. Warner,       2001    123,693      0-          -0-           -0-        15,430(6)
Treasurer and Secretary  2000    126,000     -0-          -0-           -0-        11,219
                         1999    123,693     -0-          -0-           -0-       117,355


(1) In recognition of Mr. Murray's efforts in successfully settling the significant litigation in Delaware involving Mr. DeSantis, successfully closing the transactions involving the sale of our real properties located in Las Vegas, Nevada and Cherry Hill, New Jersey, paying off all of our bank debt and acquiring valuable interests in the profits from development of the properties sold, we awarded a bonus to Mr. Murray of $500,000, payable solely in shares of our common stock valued at $0.20 per share, which was determined by the Board of Directors to equal or exceed the fair market value per share of our common stock. Accordingly, such compensation was paid in the form of 2,500,000 shares of our common stock.

(2)  Consists of monthly automobile lease payments.

(3) Fiscal 2001 amounts consist of $7,868 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Murray and $10,669 contributed by the Company under the Company's 401(k) plan.

(4) Fiscal 2001 amounts consist of $1,000 per month automobile allowance for eight months.

(5) Fiscal 2001 amounts consist of $10,877 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Quigley and $4,726 contributed by the Company under the Company's 401(k) plan.

(6) Fiscal 2001 amounts include $7,868 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner and $7,562 contributed by the Company under the Company's 401(k) plan.

Stock Options Grants

     The following table contains information concerning grants of stock options to the Named Executives during fiscal year 2001.

                                  Option Grants in Fiscal 2001
----------------------------------------------------------------------------------------------------
                      Individual Grants
                   ------------------------
                   Number of     % of Total
                   Securities    Options                             Potential Realizable
                   Underlying    Granted to   Exercise               Value At Assumed Annual
                   Options       Employees    Price      Expiration  Rates of Stock Price
Name               Granted(#)    In 2001      ($/Sh)     Date        Appreciation for Option Term(1)
----               ----------  ------------   --------  -----------  -------------------------------
                                                                        5% ($)         10% ($)
                                                                        ------         -------

Francis W. Murray   1,116,279     53.63       0.295625   12/28/05       91,173         201,468
                      883,721     42.45       0.268750   12/28/10      188,048         440,115

Robert J. Quigley       0           --           --         --            --              --

William H. Warner      75,000      3.60       0.268750   12/28/10       15,959          37,351
----------------------------------------------------------------------------------------------------

(1) Illustrates the value that might be received upon exercise of options immediately prior to the assumed expiration of their term at the specified compounded rates of appreciation based on the market price for the common stock when the options were granted. Assumed rates of appreciation are not necessarily indicative of future stock performance.

Stock Option Exercises and Holdings

     The following table sets forth the value of options held by each of the Named Executives at June 30, 2001. None of the Named Executives exercised any options during fiscal year 2001.

               Aggregated Option Exercises in 2001 and Option Values at June 30, 2001
-------------------------------------------------------------------------------------------------------
                                                 Number of Securities         Value of Unexercised
                                                 Underlying Unexercised       In-the-Money Options
                                                 Options at June 30, 2001(#)  at June 30, 2001($)(1)
                     Shares
                     Acquired on   Value
Name                 Exercise (#)  Realized($)   Exercisable  Unexercisable   Exercisable Unexercisable
Francis W. Murray       --            --           966,666     1,333,334        10,833       21,666
Robert J. Quigley       --            --           100,000             0             0            0
William H. Warner       --            --            75,000             0         2,344            0

-------------------------------------------------------------------------------------------------------

(1) The value of unexercised in-the-money options is based on the difference between the last reported sale price of a share of common stock as reported on the Pink Sheets on June 21, 2001 ($0.30) and the exercise price of the options, multiplied by the number of options.

Compensation of Directors

     Outside directors are provided compensation of $1,000 for each regular or special meeting of the Board in which each outside director participates either in person or by telephone.

Employment Contracts and Termination of Employment

     Effective December 1, 2000, we entered into a five-year employment contract with Mr. Francis W. Murray as our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him, in addition to participation in various other benefits provided to our employees. As part of his contract, on December 28, 2000, Mr. Murray was awarded options to purchase 2,000,0000 shares of our common stock under our stock incentive plan, which remains subject to stockholder approval. Options for 1,116,279 of the 2,000,000 are incentive stock options, have an exercise price per share of 110% of the fair market value of a share on the date of grant ($0.295625 per share) and expire on the five-year anniversary from the date of grant. Options for the other 883,721 shares granted to Mr. Murray are non-qualified stock options, have an exercise price of 100% of the fair market value of a share of common stock on the date of grant ($0.26875) and expire on the ten year anniversary from the date of grant. One-third of the incentive and non-qualified options were immediately vested, and an additional one-third will become vested after each of the one-year and two-year anniversaries from the date of grant. In addition, on January 3, 2001, Mr. Murray was awarded 2,500,000 shares of our common stock valued at $.20 per share as a bonus in lieu of cash for his extraordinary efforts related to litigation settlements and the various transactions related to the sale of our real estate assets.

Compensation Committee Interlocks and Insider Participation

     Mr. Francis W. Murray, a member of the Compensation Committee of the Board of Directors, currently serves as our President and Chief Executive Officer. See also "Item 13. Certain Relationships and Related Transaction" for additional information with respect to Mr. Murray.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to the beneficial ownership, as of October 1, 2001, of each person who we knew to be the beneficial owner of more than 5% of our common stock. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

--------------------------------------------------------------------------------
                                        Common Stock
                                        ------------
    Name and Address of            Number of
    Beneficial Owner                Shares         Percent
    -------------------            ---------       -------

    The Family Investment Trust    1,090,731 (1)     9.5%
    Henry Brennan, Trustee
    340 North Avenue
    Cranford, NJ 07016

    Credit Suisse First            1,276,652 (2)    10.2%
    Boston Mortgage Capital LLC
    Eleven Madison Avenue
    New York, NY 10010

    Francis W. Murray              3,466,666 (3)    27.2%
    211 Benigno Boulevard
    Suite 210
    Bellmawr, NJ 08031

    Frank A. Leo                     736,201 (4)     6.3%
    44 Minebrook Rd
    Colts Neck, NJ 07722
--------------------------------------------------------------------------------

(1) Henry Brennan is the brother of Robert E. Brennan, our former president, whose adult sons are the beneficiaries of the trust.
(2) Includes 1,044,000 shares of common stock issuable upon the exercise of warrants.
(3) Includes 966,266 shares purchasable at, or within 60 days after September 15, 2001, under stock options.
(4) Includes 200,000 shares of common stock issuable upon the exercise of options.

Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership, as of September 15, 2001, of (i) each director, (ii) the Named Executives and (iii) all of our directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

--------------------------------------------------------------------------------
Name of Beneficial Owner            Number of Shares(1)   Percent of Class
------------------------            -------------------   ----------------
Francis W. Murray                     3,466,666   (2)     27.9%
James J. Murray                          25,000   (3)     *
Walter ReDavid                                0           *
Robert J. Quigley                       105,830   (4)     *
William H. Warner                        75,124   (5)     *
All executive officers and
directors as a group (6 persons)      3,677,620           29.1%
--------------------------------------------------------------------------------
* Less than 1 percent.

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options or warrants held by such stockholder that are or will become exercisable within sixty days of September 15, 2001.
(2)  Includes 966,666 shares issuable upon the exercise of stock options.
(3)  Consists of shares of common stock issuable upon the exercise of options.
(4) Includes 100,000 shares of common stock issuable upon th exercise of options.
(5)  Includes 75,000 shares issuable upon the exercise of stock options.

Item 13. Certain Relationships and Related Transactions.

     During the third quarter of fiscal year 2001, we invested in two projects which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, we have agreed to advance, as a loan, up to $1.5 million, the proceeds of which are to be used to pay costs and expenses for development of a golf course in Southern California. At of June 30, 2001 and September 30, September 30, 2001, approximately $677,252 and $695,848, respectively, have been loaned to such project. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. Loans by us to the limited partnership will bear interest at an annual rate of 12%, and we will have the right to convert our loans into a 50% equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, presently is 80%, and will be reduced proportionally if we exercise our right to convert our loans into equity.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale, to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property owner, MJQ Development which is owned by Michael J. Quigley, III, is developing a vacation membership/condominium hotel resort and is in the process of offering vacation membership interests in the resort. Mr. Quigley has no relationship to Robert J. Quigley, the Company's director and former president. At June 30, 2001 and September 30, 2001, the

Company has lent $1,840,597 and $2,250,495, respectively, to the property owner. Our loans will bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of vacation memberships or hotel condominiums. We will have the right to convert our loan into an equity interest (subject to receiving certain third party approvals); which would entitle us to receive a priority return of our investment and a priority profits interest equal to three times our investment. It is expected that, once one-half of the memberships or condominiums are under agreement of sale, the property owner will proceed with construction. Repayment of our loans (and receipt of any return if we convert our loans to equity) will be subject to repayment of, first, bank debt of approximately $3.8 million incurred in the purchase of the real property and, second, construction financing expected to amount to $25 million to $30 million. If the project is successful, Mr. Murray stands to receive a contingent benefit, which could be substantial, from the owner for his participation in the project, but only after we and the owner have received priority returns of our investment and priority shares of profits.

     On January 26, 2001, the Company borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. On May 14, 2001, the loan was modified to be due on demand. Principal and interest on the note was due on or about April 25, 2001. As collateral for the loan, the Company pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties.

     On September 18, 2000, we borrowed $150,000 from our Chairman and Chief Executive Officer, Mr. Francis Murray at an interest rate of 10%, in order to finance our current operations. On February 8, 2001, we repaid the loan.

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Francis W. Murray, our Chairman, President and Chief Executive Officer, is an officer and director of MJQ Corporation, and his son, Francis X. Murray, is President and a director of MJQ Corporation. Under the charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. As of June 30, 2001 and September 30, 2001 we owed MJQ Corporation $1,471,084 and $1,279,894, respectively, for such expenses. In addition, in order to obtain the bareboat charter, we have entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements, we would purchase from the Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.3 million as of June 30, 2001 and secured by a ship mortgage against the Palm Beach Princess vessel, for a purchase price of $13.75 million. Such purchase price would be payable in at least 15 consecutive monthly installments of $250,000 and a final payment on July 31, 2002 (or such later date as we may negotiate); if the final payment is due on July 31, 2002, $10 million would be due at that time. Pursuant to the letter of intent, MJQ Corporation and its officers and directors (including Francis W. Murray and his son) would exchange mutual releases with the Trustee and others having claim to the Ship Mortgage Obligation.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

(a)  The following documents are filed as part of this report

     1.   Financial Statements.

       See index to Financial Statements at Item 8 on page 19 of this report.

     2.   Financial Statement Schedules.

       See index to Financial Statements at Item 8 on page 19 of this report.

     3.   Exhibits.

       The following exhibits are filed as part of, or incorporated by reference into, this report:


      Exhibit
       Number   Description
       ------   -----------

        3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Registrant's Registration
                Statement  on Form S-1,  File No.  2-70153,  filed  December  5,
                1980).


        3.2 Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3(a)(11) to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, File No. 2-70153).

        3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

        4.1 Warrant No. 1 dated May 23, 1997 to purchase 546,847 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

        4.2 Warrant No. 2 dated May 23, 1997 to purchase 497,153 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

        10.1 Asset Purchase Agreement dated as of July 2, 1998 by, between and among Greenwood New Jersey, Inc., Garden State Race Track, Inc., Freehold Raceway Association, Atlantic City Harness, Inc., Circa 1850 and International Thoroughbred Breeders, Inc. together with exhibits thereto(incorporated by reference to Exhibit 10.2 on Form 8-K dated July 2, 1998).

      Exhibit
       Number   Description
       ------   -----------

        10.2 Registration Rights Agreement dated as of May 23, 1997 between the Registrant and CSFB (incorporated by reference to Exhibit
                10.4 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

        10.3*   Employment  Agreement by and between the  Registrant and Francis
                W. Murray dated as of December 1, 2000

        10.4 First Amendment to Asset Purchase Agreement dated as of January 28, 1999 among the Company, Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc., Circa 1850, Inc., Greenwood New Jersey, Inc. and Penn National Gaming, Inc. (without Exhibits) (incorporated by reference to Exhibit
                10.1 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

        10.5 Lease Agreement between Garden State Race Track, Inc. and GS Park Racing, L.P. (without Exhibits) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

        10.6    Agreement  dated  January 6, 1999 between the Company and Donald
                F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (without Exhibits) (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

        10.7 $5,000,000 Contingent Promissory Note from GS Park Racing, L.P. and FR Park Racing, L.P. to the Company, as Agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

        10.8 $3,000,000 Contingent Promissory Note from GS Park Racing, L.P. and FR Park Racing, L.P. to the Company, as Agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

        10.9 $2,000,000 Contingent Promissory Note from GS Park Racing, L.P. and FR Park Racing, L.P. to the Company, as Agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.8 to the Registrants Current Report on Form 8K dated January 28, 1999)

        10.10 Agreement of Sale between Orion Casino Corporation and Turnberry/Las Vegas Boulevard, LLC (incorporated by reference to
                Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

      Exhibit
       Number   Description
       ------   -----------

        10.11 Note Purchase Agreement Between Orion Casino Corporation, as Purchaser, and Turnberry/Las Vegas Boulevard, LLC, as Issuer, Dated as of March 1, 2000 (incorporated by reference to Exhibit
                10.2 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

        10.12   $23,000,000.00   Promissory   Note  dated  May  18,  2000,  from
                Turnberry/Las Vegas Boulevard, LLC (the "Maker") to Orion Casino Corporation (the "Payee") (incorporated by reference to Exhibit
                10.3 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

        10.13 Security Agreement, dated as of May 18, 2000, by and among Turnberry/Las Vegas Boulevard, LLC (the "Joint Venture"), the members of the Joint Venture parties to this Agreement (said members being collectively called the "Pledgers"), and Orion Casino Corporation, a Nevada corporation (the "Purchaser") (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

        10.14 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.15 $10,000,000.00 Promissory Note dated November 29, 2000, from Realen- Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.16 Security Agreement, dated as of November 29, 2000, by and among Realen- Turnberry/Cherry Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.17 Bareboat Charter dated as of April 30, 2001 between Palm Beach Princess. Inc. and MJQ Corporation

        21      Subsidiaries.

---------------------------------------------------------
* Constitutes a management contract or compensation plan.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal year 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bellmawr, New Jersey, this 12th day of October, 2001.

               INTERNATIONAL THOROUGHBRED BREEDERS, INC.


               By:/s/Francis W. Murray
                  ------------------------------------------------------------
                  Francis W. Murray
                  Chairman of the Board, President and Chief Executive Officer

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                           Date
     ---------                  -----                           ----

/s/Francis W. Murray   Chairman of the Board, President   October 12, 2001
--------------------   and Chief Executive Officer
Francis W. Murray      (Principal Executive Officer)



/s/William H. Warner   Chief Financial Officer            October 12, 2001
--------------------   (Principal Financial and
William H. Warner      Accounting Officer)


/s/James J. Murray     Director                           October 12, 2001
--------------------
James J. Murray

/s/Robert J. Quigley   Director                           October 12, 2001
--------------------
Robert J. Quigley

/s/Walter ReDavid      Director                           October 12, 2001
--------------------
Walter ReDavid

                                 EXHIBIT INDEX

      Exhibit
       Number   Description
       ------   -----------

        3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Registrant's Registration
                Statement  on Form S-1,  File No.  2-70153,  filed  December  5,
                1980).


        3.2 Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3(a)(11) to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, File No. 2-70153).

        3.3 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

        4.1 Warrant No. 1 dated May 23, 1997 to purchase 546,847 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

        4.2 Warrant No. 2 dated May 23, 1997 to purchase 497,153 shares of the Registrant's Common Stock (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

        10.1 Asset Purchase Agreement dated as of July 2, 1998 by, between and among Greenwood New Jersey, Inc., Garden State Race Track, Inc., Freehold Raceway Association, Atlantic City Harness, Inc., Circa 1850 and International Thoroughbred Breeders, Inc. together with exhibits thereto(incorporated by reference to Exhibit 10.2 on Form 8-K dated July 2, 1998).

        10.2 Registration Rights Agreement dated as of May 23, 1997 between the Registrant and CSFB (incorporated by reference to Exhibit
                10.4 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

        10.3*   Employment  Agreement by and between the  Registrant and Francis
                W. Murray dated as of December 1, 2000

        10.4 First Amendment to Asset Purchase Agreement dated as of January 28, 1999 among the Company, Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc., Circa 1850, Inc., Greenwood New Jersey, Inc. and Penn National Gaming, Inc. (without Exhibits) (incorporated by reference to Exhibit
                10.1 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

        10.5 Lease Agreement between Garden State Race Track, Inc. and GS Park Racing, L.P. (without Exhibits) (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

                                 EXHIBIT INDEX

        10.6    Agreement  dated  January 6, 1999 between the Company and Donald
                F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (without Exhibits) (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

        10.7 $5,000,000 Contingent Promissory Note from GS Park Racing, L.P. and FR Park Racing, L.P. to the Company, as Agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

        10.8 $3,000,000 Contingent Promissory Note from GS Park Racing, L.P. and FR Park Racing, L.P. to the Company, as Agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated January 28, 1999).

        10.9 $2,000,000 Contingent Promissory Note from GS Park Racing, L.P. and FR Park Racing, L.P. to the Company, as Agent for Garden State Race Track, Inc., Freehold Racing Association, Atlantic City Harness, Inc. and Circa 1850, Inc. (incorporated by reference to Exhibit 10.8 to the Registrants Current Report on Form 8K dated January 28, 1999)

        10.10 Agreement of Sale between Orion Casino Corporation and Turnberry/Las Vegas Boulevard, LLC (incorporated by reference to
                Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

        10.11 Note Purchase Agreement Between Orion Casino Corporation, as Purchaser, and Turnberry/Las Vegas Boulevard, LLC, as Issuer, Dated as of March 1, 2000 (incorporated by reference to Exhibit
                10.2 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

        10.12   $23,000,000.00   Promissory   Note  dated  May  18,  2000,  from
                Turnberry/Las Vegas Boulevard, LLC (the "Maker") to Orion Casino Corporation (the "Payee") (incorporated by reference to Exhibit
                10.3 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

        10.13 Security Agreement, dated as of May 18, 2000, by and among Turnberry/Las Vegas Boulevard, LLC (the "Joint Venture"), the members of the Joint Venture parties to this Agreement (said members being collectively called the "Pledgers"), and Orion Casino Corporation, a Nevada corporation (the "Purchaser") (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

        10.14 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

                                  EXHIBIT INDEX

        10.15 $10,000,000.00 Promissory Note dated November 29, 2000, from Realen- Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.16 Security Agreement, dated as of November 29, 2000, by and among Realen- Turnberry/Cherry Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.17 Bareboat Charter dated as of April 30, 2001 between Palm Beach Princess. Inc. and MJQ Corporation

        21      Subsidiaries.

---------------------------------------------------------
* Constitutes a management contract or compensation plan.

                                                                    Exhibit 10.3
EMPLOYMENT

                                    AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") made as of the 1st day of December, 2000, by and between International Thoroughbred Breeders, Inc., a Delaware corporation (the "Company") and Francis W. Murray ("Executive").

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

     NOW, THEREFORE, in consideration of the foregoing and the mutual covenants in this Agreement, the Company and Executive, intending to be legally bound, hereby agree as follows:

     1. Employment and Duties. The Company hereby employs Executive as its Chief Executive Officer and President on the terms and conditions provided in this Agreement and Executive agrees to accept such employment subject to the terms and conditions of this Agreement. Executive shall perform the duties and responsibilities reasonably determined from time to time by the Board of Directors of the Company (the "Board") consistent with the types of duties and responsibilities typically performed by a person serving in the same capacities for businesses similar to the Company. Executive agrees to devote his best efforts and his full business time, attention, energy, and skill to performing the duties of Chief Executive Officer and President; provided, however, that the foregoing shall not preclude Executive from engaging in charitable and civil affairs and provided further that the foregoing shall not preclude Executive from pursuing personal business opportunities so long as the latter do not interfere with his performance of the material responsibilities of his office. The Company shall exercise its best efforts to cause Executive to be elected as a director of the Company and to nominate Executive as a member of the management slate of candidates for election as director at each meeting of stockholders during the term of his employment hereunder. Executive agrees to serve as a director so long as he is duly elected by the stockholders of the Company and employed by the Company.

     2. Term. The term of this Agreement shall be for five (5) years (the "Initial Term"), commencing as of the date hereof (the "Effective Date"), and expiring on the fifth anniversary of the Effective Date, unless extended by mutual agreement of the parties or earlier terminated in accordance with the terms of this Agreement.

     3. Compensation. As compensation for performing the services required by this Agreement for the Company and during the term of this Agreement, Executive shall be compensated as follows:

          (a) Base Salary. Company shall pay to Executive a minimum base salary of Three hundred ninety-five thousand dollars ($395,000.00) for each year of the term of this Agreement, payable in substantially equal installments pursuant to the Company's customary payroll procedures in effect for its executive personnel at the time of payment, and subject to withholding for applicable federal, state, and local taxes and all other items, if any, required to be withheld. Executive's annual base salary may be reviewed from time to time during the term of this Agreement by the Board to determine whether, in its sole discretion, such base salary should be increased.

          (b) Discretionary Bonus. In addition to all other compensation under this Agreement, Executive shall be entitled to any bonus compensation that the Board in its sole discretion may decide to pay to Executive to reward the Executive for exceptional performance. Pursuant to the Company's applicable bonus plan as may be in effect from time to time, such bonus may be determined according to criteria intended to qualify under Section 162(m) of the Internal Revenue Code, as amended (the "Code").

     4. Options. Within 90 days after the date hereof, the Company shall grant to Executive options (the "Options") to purchase two million (2,000,000) shares of common stock of the Company ("Common Shares"), with tandem stock appreciation rights. In connection therewith, the Company shall exercise its best efforts to adopt a stock option plan which shall provide for stock options and stock appreciation rights (the "Plan"), and to cause such Plan to be submitted to a vote of the Company's stockholders entitled to vote at a meeting of such stockholders to be held within one year after the date the Plan shall have been adopted by the Company's Board of Directors. Options granted to Executive which are designated by the Board under the Plan as incentive stock options ("ISO") shall have an exercise price per share equal to one hundred ten percent (110%) of the fair market value of a Common Share on the date of grant. The fair market value of a Common Share will be determined as provided in the Plan. Any of the Options which are not designated ISO shall have an exercise price per share equal to the fair market value, as determined pursuant to the Plan, of a Common Share as of the date of grant. If the Board of Directors of the Company does not, for any reason, adopt a Plan within 90 days after the date hereof, the Company shall proceed to issue the Options hereunder, which shall not be incentive stock options within the meaning of the Code, at an exercise price per share equal to the fair market value of a common share, as determined in good faith by the Board of Directors as of the 90th day after the date hereof. The Options shall be subject to the following terms and, if granted under the Plan, the terms of the Plan, and the terms of the Plan shall control in the case of a conflict between such terms and any of the following terms:

          (a) The Options shall become exercisable for one-third of the shares purchasable thereunder in three installments, cumulatively, so that upon grant, they shall be exercisable for one-third of the Common Shares to which the Options apply, after one year from the date of grant they shall be exercisable for 66-2/3% of the Common Shares covered thereby and after two years from the date of the grant they shall be fully exercisable;

          (b) The Options, to the extent not previously exercised, shall lapse 10 years from the date of grant;

          (c) Tandem stock appreciation rights shall apply in conjunction with the Options, so that Executive shall have the right to surrender an Option to the Company, in whole or in part, and to receive in exchange therefor an amount equal to the excess of the fair market value of the Common Shares subject to such Option, or portion thereof, so surrendered (determined as of the date the stock appreciation right is exercised) over the exercise price to acquire such Common Shares, payable in cash or, in the discretion of the Company, in Common Shares or any combination of cash and Common Shares;

          (d) Except as may be permitted by the Plan, the Options shall not be transferrable except on death, by will or the laws of descent and distribution;

          (e) In the event of termination of employment of Executive(i) the Options will become fully vested (exercisable for the total number of Common Shares covered thereby) if such termination resulted from his death or disability, and otherwise, the Options shall lapse to the extent they have not vested prior to such termination of employment, and(ii) to the extent they are (or so become) vested, the Options shall remain in effect for the balance of their 10-year term or such shorter period as may be required by applicable provisions of the Plan; and

          (f) The number of shares purchasable under the Options and the exercise price per Common Share shall be adjusted proportionately in the event of any stock split, stock dividend, reverse split or other combination of shares, and in the event the outstanding Common Shares shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation, whether through reorganization, recapitalization, merger, consolidation or otherwise, there shall be substituted for each Common Share subject to the Options the number and kind of shares of stock or other securities into which each outstanding Common Share shall have been so changed or for which each such Common Share shall have been exchanged.

     5. Employee  Benefits.  During the term of this Agreement,  Executive shall have the right to participate in any retirement plans (qualified and nonqualified), 401-K plan, pension, profit sharing, stock bonus, insurance, health, medical, disability or other benefit plan or program (other than any stock option plan except as described in Paragraph 4 hereof) that has been or is hereafter adopted by the Company (or in which the Company participates), according to the terms of such plan or program, on terms similar to the most senior executives of the Company. Company agrees that Executive shall be eligible to participate in all insurance programs on the Effective Date without regard to any waiting period.

     6. Vacation. Executive shall be entitled to not less than four (4) weeks of paid vacation in each year during the term of this Agreement, beginning on the Effective Date of this Agreement. Any vacation days that are not taken in a given twelve (12) month period shall accrue and carry over from year to year.

     7. Expenses. The Company will provide Executive with a monthly automobile expense allowance of Fifteen Hundred Dollars ($1,500) throughout the term of this Agreement. In addition, the Company will pay the Executive's annual dues at a country club and/or golf club of Executive's choice. The Company will reimburse Executive for all travel, entertainment and other business expenses reasonably incurred by him in performing services for the benefit of the Company, subject to submission of receipts or other supporting documents in accordance with applicable Company policy.

     8. Protection of Company's Interests.

          (a) During the term of Executive's employment by the Company, Executive will not compete in any manner, directly or indirectly, whether as a principal, employee, consultant, agent, owner or otherwise, with the Company or any subsidiary thereof, except that the foregoing will not prevent Executive from (i) continuing to own or to engage or participate in any business which he owned or in which he was engaged or participated before the Company or its subsidiary began or acquired such business or
     (ii) holding at any time less than 5% of the outstanding capital stock of any company whose stock is publicly traded.

          (b) To the extent permitted by law, all rights worldwide with respect to any and all intellectual property of any nature produced, created or suggested by Executive during the term of his employment or resulting from his services shall be deemed to be a work made for hire and shall be the sole and exclusive property of the Company. Executive agrees to execute, acknowledge and deliver to the Company, at the Company's request, such further documents as the Company finds appropriate to evidence the Company's rights in such property. Any confidential and/or proprietary information of the Company or any subsidiary thereof (including, without limitation, any information relating to the identities, capabilities, compensatory and contractual arrangements and/or general personnel data of employees of the Company and its subsidiaries to which Executive has access) shall not be used by Executive or disclosed or made available by Executive to any person except as required in the course of his employment. After expiration or earlier termination of the term of this Agreement, upon request of the Company, Executive shall return to the Company all such information that exists in written or other physical form (and all copies thereof) under his control. The provision of this Section 8(b) shall survive the expiration or earlier termination of this Agreement.

          (c) Executive recognizes that his services hereunder are of a special, unique, unusual, extraordinary and intellectual character giving them a peculiar value, the loss of which cannot be reasonably or adequately compensated for in damages, and in the event of a breach of this Agreement by him (particularly, but without limitation, with respect to the provisions thereof relating to the exclusivity of his services and the provisions of Section 8 hereof), the Company shall, in addition to all other remedies available to it, be entitled to equitable relief by way of injunction and any other legal or equitable remedies.

     9. Termination of Employment. Notwithstanding any other provision of this Agreement, Executive's employment may be terminated as set forth below:

          (a) Death or Disability. Executive's employment shall terminate in the event of Executive's death or upon notice from the Company to Executive in the event an illness or other disability causes Executive to be totally and permanently incapacitated and unable to perform his duties hereunder for six consecutive months as determined in good faith by the Board of Directors of the Company;

          (b) Resignation for Good Reason. Executive may resign for "Good Reason," defined below, upon 30 days' written notice by Executive to the Company. The Company may waive Executive's obligation to work during this thirty (30) day notice period and terminate his employment immediately, but if the Company takes this action Executive shall be entitled to receive the payments provided for in Paragraph 10(a) of this Agreement. For purposes of this Agreement, "Good Reason" shall mean: (i) a substantial change in Executive's duties and responsibilities, which change would materially reduce Executive's stature, importance and dignity within the Company; (ii) the appointment of an executive officer superior in rank to Executive; or
     (iii) the failure of the Board to nominate Executive for re-election as a director.

          (c) Resignation Without Good Reason. Notwithstanding any other provision of this Agreement, Executive may resign for any or no reason, upon ninety (90) days' written notice by Executive to the Company. The Company may waive Executive's obligation to work during this ninety (90) day notice period and terminate his employment immediately, but if the Company takes this action in the absence of agreement by Executive, Executive shall receive the base salary which would otherwise be due through the end of the notice period.

          (d) Resignation Upon A Change of Control. Notwithstanding any other provision of this Agreement, Executive may resign upon a Change of Control (as defined below), at any time within twelve (12) months of such Change of Control, upon thirty (30) days' written notice by Executive to the Company. The Company may waive Executive's obligation to work during this thirty
     (30) day notice period and terminate his employment immediately, but if the Company takes this action Executive shall nevertheless be entitled to receive the payments provided for in the second sentence of Paragraph 10(b) of this Agreement.

          (e) Discharge for Cause. The Company may discharge Executive at any time for "Cause," which shall consist solely of Executive's being convicted of a felony or Executive's gross negligence or willful misconduct relating the operation of the Company's affairs. The term "willful misconduct" consists solely of (i) the Executive's refusal or willful failure to perform his employment duties and responsibilities, other than for reasons of sickness, accident or other similar causes beyond Executive's control or
     (ii) the Executive's commission of a intentionally dishonest act or intentional wrongdoing against the Company, its agents or employees or otherwise in connection with his employment by the Company; provided, however, the Company shall not have the right to discharge Executive for Cause under clause (i) of this paragraph unless the Company gives Executive written notice of the grounds of discharge and provides Executive with thirty (30) days to cure the grounds for Cause.

          (f) Discharge Without Cause. Notwithstanding any other provision of this Agreement, Executive's employment may be terminated by the Company at any time without Cause. However, upon any discharge without Cause, Executive shall have, at minimum, the right to receive compensation as provided in Paragraph 10(a) or 10(b) of this Agreement, as applicable.

          (g) Definitions of Certain Terms. For purposes of this Agreement, the following definitions shall apply:

               (i) "Beneficial Owner," "Beneficially Owns," and "Beneficial Ownership" shall have the meanings ascribed to such terms for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules thereunder, except that, for purposes of this Paragraph 9, "Beneficial Ownership" (and the related terms) shall include Voting Securities that a Person has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants, options or otherwise, regardless of whether any such right is exercisable within 60 days of the date as of which Beneficial Ownership is to be determined.

               (ii) "Change of Control" means and shall be deemed to have occurred if

                    (A) any Person,  other than the Company or a Related  Party, acquires directly or indirectly the Beneficial Ownership of any Voting Security of the Company and immediately after such acquisition such Person has, directly or indirectly, the Beneficial Ownership of Voting Securities representing 25% or more of the total voting power of all the then-outstanding Voting Securities, or

                    (B) those individuals who as of the Effective Date constitute the Board or who thereafter are elected to the Board and whose election, or nomination for election, to the Board was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors as of the Effective Date or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority of the members of the Board; or

                    (C) the shareholders of the Company approve a merger, consolidation, recapitalization or reorganization of the Company, a reverse stock split of outstanding Voting Securities, or an acquisition of securities or assets by the Company (a "Transaction"), or consummation of such a Transaction if shareholder approval is not obtained, other than a Transaction which would result in the holders of Voting Securities having at least 80% of the total voting power represented by the Voting Securities outstanding immediately prior thereto continuing to hold Voting Securities or voting securities of the surviving entity having at least 60% of the total voting power represented by the Voting Securities or the voting securities of such surviving entity outstanding immediately after such Transaction and in or as a result of which the voting rights of each Voting Security relative to the voting rights of all other Voting Securities are not altered; provided, however, a Change of Control shall not be deemed to have occurred if the Board shall have determined in good faith, by action taken prior to the approval of the Transaction by shareholders or consummation of the Transaction if shareholder approval is not obtained, that such Transaction shall not constitute a Change of Control for purposes of this Agreement and options then outstanding under the Plan, which determination, if made with respect to a Transaction, shall not be deemed to constitute a determination with respect to any subsequent Transaction; or

                    (D) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than any such transaction which would result in Related Parties owning or acquiring more than 50% of the assets owned by the Company immediately prior to the transaction.

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

     10. Payments Upon Termination.

          (a) Discharge Without Cause or Resignation for Good Reason or Because of Change in Control. If Executive is discharged without Cause (other than death or permanent and total disability) or resigns for Good Reason or because of a Change in Control, or this Agreement expires at the end of the Initial Term or any renewal term without extension pursuant to Paragraph 2, Executive shall receive an amount equal to 2.99 times his "base amount" within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code") or the balance of his base salary for the remaining term of this Agreement, whichever is the lesser amount. In addition, during the period in which Executive receives any post-termination compensation, the Company will pay the premiums in connection with Executive's continued participation in the Company's group health plans pursuant to COBRA, subject to such plans' terms, conditions and restrictions.

          (b) Death or Disability/Incapacity. On death, Executor's estate's sole entitlement will be to receive his salary through the date of death and any amounts payable on account of Executive's death under any insurance or benefit plans or policies maintained by the Company, plus any vested Options. On termination for permanent and total disability under Paragraph 9(a) or as a result of Executive's resignation following a Change in Control pursuant to Paragraph 9(d), Executive's sole entitlement will be to
     (i) a  continuation  of his base salary for a period of one (1) year,  plus
     (ii) any amounts payable on account of Executive's disability or incapacity under any insurance or benefit plans or policies maintained by the Company, plus (C) any vested Options.

          (c) Discharge for Cause or Resignation without Good Reason. If Executive is discharged for Cause or Executive resigns without Good Reason, Executive's sole entitlement will be the receipt of base salary for any days worked through the date of termination plus any vested Options.

     11. Company Property. All advertising, sales and other materials or articles or information, including without limitation data processing reports, customer sales or sourcing analyses, invoices, price lists or information, samples, or any other materials or data of any kind furnished to Executive by the Company or developed by Executive on behalf of the Company or at the Company's direction or for the Company's use or otherwise in connection with Executive's employment with the Company, are and shall remain the sole and confidential property of the Company, and shall not be used or disclosed by Executive except as required in the course of his employment. If the Company requests the return of such materials at any time during or at or after the termination of Executive's employment, Executive shall immediately deliver the same to the Company.

     12. Prohibited Public Statements. Executive shall not, either during or at any time after the termination of his employment, make any public statement (including a private statement reasonably likely to be repeated publicly) reflecting adversely on the Company and its business prospects, except for such statements which during Executive's employment he may be required to make in the ordinary course of his service as Chief Executive Officer.

     13. Taxes.

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

     14.   Post-Termination   Obligations.   After  the  expiration  or  earlier
termination of Executive's employment hereunder for any reason whatsoever, Executive shall not either alone or jointly with or on behalf of others, either directly or indirectly, whether as principal, partner, agent, shareholder, director, employee, consultant or otherwise, at any time during a period of two years following such expiration or termination, solicit in any manner whatsoever the employment or engagement of, either for his own account or for any other person, firm, company or other entity, any person who is employed by the Company or any subsidiary of the Company, whether or not such person would commit any breach of his contract of employment by reason of his leaving the service of the Company or any subsidiary of the Company.

     15. Miscellaneous.

          (a) Integration; Amendment. This Agreement constitutes the entire agreement between the parties hereto with respect to the matters set forth herein and supersedes and renders of no force and effect all prior understandings and agreements between the parties with respect to the matters set forth herein. No amendments, waivers or additions to this Agreement shall be binding unless in writing and signed by both parties.

          (b) Assignment. Executive shall not, without the consent of the Company, assign or transfer this Agreement or any rights or obligations hereunder. The Company may assign this Agreement or all or any part of its rights hereunder to any entity that succeeds to all or substantially all of the Company's assets or that owns, directly or indirectly, all or substantially all of the outstanding voting stock of the Company. This Agreement and all of the provisions herein shall be binding upon and inure to the benefit of, the parties hereto and their successors (including successors by merger, consolidation or similar transactions), permitted assigns, personal representatives, heirs, executors and administrators.

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

          (f) Burden and Benefit; Survival. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, personal and legal representatives, successors and, subject to Paragraph 15(b) above, assigns. In addition to, and not in limitation of anything contained in this Agreement, it is expressly understood and agreed that the Company's obligation to pay termination compensation set forth herein and the provisions of Paragraphs 11 through 13, 14 and 15 shall survive any termination of this Agreement.

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

                                       If to Executive:

                                       Francis W. Murray
                                       1293 Farm Road
                                       Berwyn, PA 19312

                                       with a copy to:

                                       David Petkun, Esquire
                                       Cozen and O'Connor
                                       1900 Market Street
                                       Philadelphia, PA  19103

                                       If to the Company:

                                       International Thoroughbred Breeders, Inc.
                                       Garden State Park
                                       Route 70 and Haddonfield Road
                                       Cherry Hill, NJ 08032
                                       Attention:  Treasurer

     or to any other address or addressee as any party entitled to receive notice under this Agreement shall designate, from time to time, to the other in the manner provided in this Paragraph 15(h) for the service of notices. Any notice delivered to the party hereto to whom it is addressed shall be deemed to have been given and received on the day it was received; provided, however, that if such day is not a business day then the notice shall be deemed to have been given and received on the business day next following such day.

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

          (l) No Continuing Contract. This Agreement does not constitute a commitment of the Company with regard to Executive's employment, express or implied, other than to the extent expressly provided for herein. Upon expiration of the term hereof, it is the contemplation of both parties that Executive's employment with the Company shall cease unless an employment agreement with respect to a subsequent period shall have been entered into, and that neither the Company nor Executive shall have any obligation to the other with respect to continued employment. In the event that Executive's employment continues for any period of time following the expiration of the stated term, unless and until agreed to in a new subscribed written document, such employment or any continuation thereof is "at will," and may be terminated without obligation at any time by either party's giving notice to the other.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

                                       INTERNATIONAL THOROUGHBRED
                                              BREEDERS, INC.

                                       By: /s/ William H. Warner

                                               William H. Warner

                                          /s/  Francis W. Murray

                                               Francis W. Murray


                                                                  EXHIBIT 10.17

                  THE BALTIC AND INTERNATIONAL MARITIME COUNCIL
                                     (BIMCO)
                            STANDARD BAREBOAT CHARTER
                             CODE NAME: "BARECON A"

                                     PART I

1.       Shipbroker

         None

2.       Place and date

         Riviera Beach, Florida; April 30, 2001

3.       Owners/Place of business

         MJQ Corporation
         777 East Port Road
         Riviera Beach, Florida 33404

4.       Bareboat charterers (Charterers)/Place of business

         Palm Beach Princess, Inc
         777 East Port Road
         Riviera Beach, Florida 33404

5.       Vessel's name

         Palm Beach Princess

6.       Flag & County of Registry

         Panama

7.       Call Sign

         3FNQ2

8.       Type of Vessel

         Motor passenger vessel

9.       GRT/NRT

         6,659GRT/2,499NRT

10.      When/Where built

         Finland; 1964

11.      Total DWT (abt.) in metric tons on summer freeboard

         Not Applicable

12.      Class (Cl. 8)

         Det norske Veritas + 1A1 ICE A

13.      Date of last special survey by the Vessel's classification society

         October, 1998

14. Further particulars of Vessel (also indicate minimum number of months' validity of class certificates agreed acc. to Cl. 13)

         LOA  421 feet; beam 53.5 feet; draft 14.5 feet.
         Passenger capacity: 870 on coastal cruises; 480 on Bahamas cruises. Minium 6 months validity of class certificates on redelivery.

15.      Port or Place of delivery (Cl. 1)

         Palm Beach, Florida

16.      Time for delivery (Cl. 2)

         Effective April 30,2001

17.      Cancelling date (Cl. 3)

         [Intentionally left blank]

18.      Port or Place of redelivery (Cl. 13)

         Palm Beach, Florida

19.      Running days' notice if other than stated in Cl. 2

         [Intentionally left blank]

20.      Frequency of dry-docking if other than stated in Cl. 8(f)

         See Clause 8 (f).

21.      Trading Limits (Cl. 4)

         United States east coast; Bahamas; Gulf of Mexico; Caribbean.

22.      Charter period

         Twelve (12) months, through April 30, 2002, unless terminated earlier pursuant to Clause (33).

23.      Charter hire (Cl. 9)

         U.S. $50,000 per month.

24.      Currency and method of payment (Cl. 9)

         United States Dollars, by wire transfer.

25.      Place of payment; also state beneficiary and bank account (Cl. 9)

         Deerfield Beach, Florida; account no. 2090002690578 of MJQ Corporation at First Union
         National Bank, 1950 West Hillsboro Boulevard, Deerfield Beach, Florida 33442 ABA no.
         067006432

26.      Bank guarantee/bond (sum and place) (Cl. 21) (optional)

         None

27.      Mortgage(s), if any (Cl. 10)

         1.  First Union National Bank
         2.  Cambridge Capital Group, Inc.

28. Insurance (marine and war risks) (state value acc. to Cl. 11(e) or, if applicable, acc. to Cl. 12(k)) (also state if Cl. 12 applies)

         U. S. $18,000,000 value.  Clause 12 not applicable.

29. Additional insurance cover, if any, for Owners' account limited to (Cl. 11(b)) or, if applicable, (Cl. 12(g))

         None

30. Additional insurance cover, if any, for Charterers' account limited to (Cl. 11(b)) or, if applicable, (Cl. 12(g))

         None

31.      Brokerage commission and to whom payable (Cl. 24)

         None

32. Latent defects (only to be filled in if period other than stated in Cl. 1)

         [Intentionally left blank]

33.      Applicable law (Cl. 25)

         United States

34.      Place of arbitration (Cl. 25)

         New York City

35.      Hire/Purchase agreement (indicate with "yes" or "no" whether
         Part IV applies) (optional)

         Not Applicable

36.      Number of additional clauses covering special provisions, if agreed

         Clauses 33 and 34

PREAMBLE. - It is mutually agreed that this Contract shall be performed subject to the conditions contained in this Charter which shall include Part I as well as Part II. In the event of a conflict of conditions, the provisions of Part I shall prevail over those of Part II to the extent of such conflict. It is further mutually agreed that Part III shall only apply and shall only form part of this Chart if expressly agreed and stated in

Box 35. If Part III applies it is further mutually agreed that in the event of a conflict of conditions, the provisions of Part I and Part II shall prevail over those of Part III to the extent of such conflict.



Signature (Owners)(Lessors)              Signature (Charterers)(Lessees)

      MJQ CORPORATION                      PALM BEACH PRINCESS, INC.
      By: /s/ Francis X. Murray            By: /s/ Francis X. Murray

                                     PART II
                      "BARECON A" Standard Bareboat Charter

1.   Delivery

The Vessel shall be delivered and taken over by the Charterers at the port or place indicated in Box 13, in such ready berth as the Charterers may direct.

The Owners shall before and at the time of delivery exercise due diligence to make the Vessel seaworthy and in every respect ready in hull, machinery and equipment for service under this Charter. The Vessel shall be properly documented at time of delivery.

The delivery to the Charterers of the Vessel and the taking over of the Vessel by the Charterers shall constitute a full performance by the Owners of all the Owners' obligations hereunder, and thereafter the Charterers shall not be entitled to make or assert any claim against the Owners on account of any conditions, representations or warranties expressed or implied with respect to the Vessel but the Owners shall be responsible for repairs or renewals occasioned by latent defects in the Vessel, her machinery or appurtenances,existing at the time of delivery under the Charter, provided such defects have manifested themselves within 18 months after delivery unless otherwise provided in Box 32.

2.   Time for Delivery

The Vessel to be delivered not before the date indicated in Box 16 unless with the Charterers' consent. Unless otherwise agreed in Box 19, the Owners to give the Charterers not less than 30 running days' preliminary of the date on which the Vessel is expected to be ready for delivery. The Owners to keep the Charterers closely advised of possible changes in the Vessel's position. 3. Cancelling Should the Vessel not be delivered latest by the cancelling date indicated in Box 17, the Charterers to have the option of cancelling this Charter.

If it appears that the Vessel will be delayed beyond the cancelling date, the Owners shall, as soon as they are in a position to state with reasonable certainty the day on which the Vessel should be ready, give notice thereof to the Charterers asking whether they will exercise their option of cancelling, and the option must then be declared within one hundred and sixty-eight (168) hours of the receipt by the Charterers of such notice. If the Charterers do not then exercise their option of cancelling, the seventh day after the readiness date stated in the Owners' notice shall be regarded as a new cancelling date for the purpose of this Clause.

4.   Trading Limits

The Vessel shall be employed in lawful trades for the carriage of suitable lawful merchandise within the trading limits indicated in Box 21. Notwithstanding any other provisions contained in this Charter it is agreed that nuclear fuels or radioactive products or waste are specifically excluded from the cargo permitted to be loaded or carried under this Charter. This exclusion does not apply to radio-isotopes used or intended to be used for any industrial, commercial, agricultural, medical or scientific purposes provided the Owners' prior approval has been obtained to loading thereof.

5.   Surveys

Survey on Delivery and Redelivery. - The Owners and Charterers shall each appoint surveyors for the purpose of determining and agreeing in writing the condition of the Vessel at the time of delivery and redelivery hereunder. The Owners shall bear all expenses of the On-Survey including loss of time, if any, and the Charterers shall bear all expenses of the Off-Survey including loss of time, if any, at the rate of hire per day or pro rata, also including in each case the cost of any docking and undocking, if required, in connection herewith.

6.   Inspection

Inspection. - The Owners shall have the right at any time to inspect or survey the Vessel or instruct a duly authorized surveyor to carry out such survey on their behalf to ascertain the condition of the Vessel and satisfy themselves that the Vessel is being properly repaired and maintained. Inspection or survey in dry- dock shall be made only when the Vessel shall be in dry-dock for the Charterers' purpose. However, the Owners shall have the right to require the Vessel to be dry-docked for inspection if the Charterers are not docking her at normal classification intervals. The fees for such inspection or survey shall in the event of the Vessel being found to be in the condition provided in Clause 9 of this Charter be payable by the Owners and shall be paid by the Charterers only in the event of the Vessel being found to require repairs or maintenance in order to achieve the condition so provided. All time taken in respect of inspection, survey or repairs shall count as time on hire and shall form part of the Charter period.

The Charterers shall also permit the Owners to inspect the Vessel's log books whenever requested and shall whenever required by the Owners furnish them with full information regarding any casualties or other accidents or damage to the Vessel. For the purpose of this Clause, the Charterers shall keep the Owners advised of the intended employment of the Vessel.

7.   Inventories and Consumable Oil and Stores

A complete inventory of the Vessel's entire equipment, outfit, appliances and of all consumable stores on board the Vessel shall be made by the Charterers in conjunction with the Owners on delivery and again on redelivery of the Vessel. The Charterers and the Owners, respectively, shall at the time of delivery and redelivery take over and pay for all bunkers, lubricating oil, water and unbroached provisions, paints, oils, ropes and other consumable stores in the said Vessel at the then current market prices at the ports of delivery and redelivery, respectively.

8.   Maintenance and Operation

(a) The Vessel shall during the Charter period be in the full possession and at the absolute disposal for all purposes of the Charterers and under their complete control in every respect. The Charterers shall maintain the Vessel, her machinery, boilers, appurtenances and spare parts in a good state of repair, in efficient operating condition and in accordance with good commercial maintenance practice and, except as provided for in Clause 12(l)they shall keep the Vessel with unexpired classification of the class indicated in Box 12 and with other required certificates in force at all times.

The Charterers to take immediate steps to have the necessary repairs done within a reasonable time failing which the Owners shall have the right of withdrawing the Vessel from the service of the Charterers without noting any protest and without prejudice to any claim the Owners may otherwise have against the Charterers under the Charter.

Unless otherwise agreed, in the event of any improvement, structural changes or expensive new equipment becoming necessary for the continued operation of the Vessel by reason of new class requirements or by compulsory legislation costing more than 5 per cent. of the Vessel's marine insurance value as stated in Box 28, then the arbitrators under Clause 25 shall have the power to renegotiate this contract in a reasonable way having regard, inter alia, to the length of the period remaining under the Charter and may decide the ratio in which the cost of compliance shall be shared between the parties concerned.

The Charterers are required to establish and maintain financial security or responsibility in respect of oil or other pollution damage as required by any government, including Federal, state or municipal or other division or authority thereof, to enable the Vessel, without penalty or charge, lawfully to enter, remain at, or leave any port, place, territorial or contiguous waters of any country, state or municipality in performance of this Charter without any delay. This obligation shall apply whether or not such requirements have been lawfully imposed by such government or division or authority thereof. The Charterers shall make and maintain all arrangements by bond or otherwise as may be necessary to satisfy such requirements at the Charterers' sole expense and the Charterers shall indemnify the Owners against all consequences whatsoever (including loss of time) for any failure or inability to do so.

TOVALOP SCHEME (Applicable to oil tank vessels only). [Intentionally Deleted]

(b) The Charterers shall at their own expense and by their own procurement man, victual, navigate, operate, supply, fuel and repair the Vessel whenever required during the Charter period and they shall pay all charges and expenses of every kind and nature whatsoever incidental to their use and operation of the Vessel under this Charter, including any foreign general municipality and/or state taxes. The Master, officers and crew of the Vessel shall be the servants of the Charterers for all purposes whatsoever, even if for any reason appointed by the Owners.

Charterers shall comply with the regulations regarding officers and crew in force in the country of the Vessel's flag or any other applicable law.

(c) During the currency of this Charter, the Vessel shall retain her present name as indicated in Box 5 and shall remain under and fly the flag as indicated in Box 6. Provided, however, that the Charterers shall have the liberty to paint the Vessel in their own colours, install and display their funnel insignia and fly their own house flag. Painting and re-painting, installment and re-installment to be for the Charterers' account and time used thereby to count as time on hire.

(d) The Charterers shall make no structural changes in the Vessel or changes in the machinery, boilers, appurtenances or spare parts thereof without in each instance first securing the Owners' approval thereof. If the Owners so agree, the Charterers shall, if the Owners so require, restore the Vessel to its former condition before the termination of the Charter.

(e) The CharterersF shall have the use of all outfit, equipment, and appliances on board the Vessel at the time of delivery, provided the same or their substantial equivalent shall be returned to the Owners on redelivery in the same good order and condition as when received, ordinary wear and tear excepted. The Charterers shall from time to time during the Charter period replace such items of equipment as shall be so damaged or worn as to be unfit for use. The Charterers are to procure that all repairs to or replacement of any damaged, worn or lost parts or equipment be effected in such manner (both as regards workmanship and quality of materials) as not to diminish the value of the Vessel. The Charterers have the right to fit additional equipment at their expense and risk but the Charterers shall remove such equipment at the end of the period if requested by the Owners.

Any equipment including radio equipment on hire on the Vessel at time of delivery shall be kept and maintained by the Charterers and the Charterers shall assume the obligations and liabilities of the Owners under any lease contracts in connection therewith and shall reimburse the Owners for all expenses incurred in connection therewith, also for any new equipment required in order to comply with radio regulations.

(f) The Charterers shall dry-dock the Vessel and clean and paint her underwater parts whenever the same may be necessary, but not less than once in every eighteen calendar months after delivery unless otherwise agreed in Box 20.

9.   Hire

(a) The Charterers shall pay to the Owners for the hire of the Vessel at the lump sum per calendar month as indicated in Box 23 commencing on and from the date and hour of her delivery to the Charterers and at and after the agreed lump sum for any part of a month. Hire to continue until the date and hour when the

Vessel is redelivered by the Charterers to her Owners.

(b) Payment of Hire,  except for the first and last month's  Hire, if sub-clause
(b)of this Clause is applicable, shall be made in cash without discount every month in advance on the first day of each month in the currency and in the manner indicated in Box 24 and at the place mentioned in Box 25.

(c) Payment of Hire for the first and last month's Hire if less than a full month shall be calculated proportionally according to the number of days in the particular calendar month and advance payment to be effected accordingly.

(d) Should the Vessel be lost or missing, Hire to cease from the date and time when she was lost or last heard of. Any Hire paid in advance to be adjusted accordingly.

(e) In default of payment beyond a period of seven running days, the Owners shall have the right to withdraw the Vessel from the service of the Charterers without noting any protest and without interference by any court or any other formality whatsoever, and shall, without prejudice to any other claim the Owners may otherwise have against the Charterers under the Charter, be entitled to damages in respect of all costs and losses incurred as a result of the Charterers' default and the ensuing withdrawal of the Vessel.

(f) Any delay in payment of Hire shall entitle the Owners to an interest of 10 percent per annum.

10.  Mortgage

Owners warrant that they have not effected any mortgage of the Vessel unless otherwise indicated in Box 27. Owners hereby undertake not to effect any (other) mortgage without the prior consent of the Charterers. Any mortgage approved by Charterers hereunder is herein referred to as an "approved mortgage" and any mortgagee under an approved mortgage is herein referred to as an "approved mortgagee."

11.  Insurance and Repairs

(a) During the Charter period the Vessel shall be kept insured by the Charterers at their expense against marine, war and Protection and Indemnity risks in such form as the Owners shall in writing approve, which approval shall not be unreasonably withheld. Such marine war and P. and I. insurances shall be arranged by the Charterers to protect the interests of both the Owners and the Charterers and mortgagees (if any), and the Charterers shall be at liberty to protect under such insurances the interests of any managers they may appoint. All insurance policies shall be in the joint names of the Owners and the Charterers as their interests may appear.

If the Charterers fail to arrange and keep any of the insurances provided for under the provisions of sub- clause (a) above in the manner described therein, the Owners shall notify the Charterers whereupon the Charterers shall rectify the position within seven running days, failing which Owners shall have the right to withdraw the Vessel from the service of the Charterers without prejudice to any claim the Owners may otherwise have against the Charterers.

The Charterers shall, subject to the approval of the Owners and the Underwriters, effect all insured repairs and shall undertake settlement of all costs in connection with such repairs as well as insured charges, expenses and liabilities (reimbursement to be secured by the Charterers from the Underwriters) to the extent of coverage under the insurances herein provided for.

The Charterers also to remain responsible for and to effect repairs and settlement of costs and expenses incurred thereby in respect of all other repairs not covered by the insurances and/or not exceeding any possible franchise(s) or deductibles provided for in the insurances.

All time used for repairs under the provisions of sub-clause (a) of this Clause and for repairs of latent defects according to Clause 1 above including any deviation shall count as time on hire and shall form part of the Charter period.

(b) If the conditions of the above insurances permit additional insurance to be placed by the parties, such cover shall be limited to the amount for each party set out in Box 29 and Box 30, respectively. The Owners or the Charterers as the case may be shall immediately furnish the other party with particulars of any additional insurance effected, including copies of any cover notes or policies and the written consent of the insurers of any such required insurance in any case where the consent of such insurers is necessary.

(c) Should the Vessel become an actual, constructive, compromised or agreed total loss under the insurances required under sub-clause (a) of Clause 12, all insurance payments for such loss shall be paid to the Mortgagee, if any, in the manner described in the Deed(s) of Covenant, who shall distribute the moneys between themselves, the Owners and the Charterers according to their respective interests.

(d) The Owners shall upon the request of the Charterers, promptly execute such documents as may be required to enable the Charterers to abandon the Vessel to insurers and claim a constructive total loss.

(e) For the purpose of insurance coverage against marine and war risks under the provisions of sub-clause (a) of this Clause, the value of the Vessel is the sum indicated in Box 28.

12.  Insurance, Repairs and Classification

(Optional only to apply if expressly agreed and stated in Box 28, in which event Clause 11 shall be considered deleted).

[Intentionally Deleted]

13.  Redelivery

The Charterers shall at the expiration of the Charter period redeliver the Vessel at a safe and ice-free port or place as indicated in Box 18. The Charterers shall give the Owners not less than 30 running days' preliminary and not less than 14 days' definite notice of expected date, range of ports of redelivery or port or place of redelivery. Any changes thereafter in Vessel's position shall be notified immediately to the Owners.

Should the Vessel be ordered on a voyage by which the Charter period may be exceeded the Charterers to have the use of the Vessel to enable them to complete the voyage, provided it could be reasonably calculated that the voyage would allow redelivery about the time fixed for the termination of the Charter.

The Vessel shall be redelivered to the Owners in the same or as good structure, state, condition and class as that in which she was delivered, fair wear and tear not affecting class excepted.

The Vessel upon redelivery shall have her survey cycles up to date and class certificates valid for at least the number of onths agreed in Box 14.

14.  Non-Lien and Indemnity

Charterers will not suffer, nor permit to be continued, any lien or encumbrance incurred by them or their agents, which might have priority over the title and interest of the Owners in the Vessel.

The Charterers further agree to fasten to the Vessel in a conspicuous place and to keep so fastened during the Charter period a notice reading as follows:-

"This Vessel is the property of (name of Owners). It is under charter to (name of Charterers) and by the terms of the Charter Party neither the Charterers nor the Master have any right, power or authority to create, incur or permit to be imposed on the Vessel any lien whatsoever."

Charterers shall indemnify and hold the Owners harmless against any lien of whatsoever nature arising upon the Vessel during the Charter period while she is under the control of the Charterers, and against any claims against the Owners arising out of or in relation to the operation of the Vessel by the Charterers. Should the Vessel be arrested by reason of claims or liens arising out of her operation hereunder by the Charterers, the Charterers shall at their own expense take all reasonable steps to secure that within a reasonable time the Vessel is released and at their own expense put up bail to secure release of the Vessel.

15.  Lien

The Owners to have a lien upon all cargoes and sub-freights belonging to the Charterers and any Bill of Lading freight for all claims under this Charter, and the Charterers to have a lien on the Vessel for all moneys paid in advance and not earned.

16.  Salvage

All salvage and towage performed by the Vessel shall be for the Charterers' benefit and the cost of repairing damage occasioned thereby shall be borne by the Charterers.

17.  Wreck Removal

In the event of the Vessel becoming a wreck or obstruction to navigation the Charterers shall indemnify the Owners against any sums whatsoever which the Owners shall become liable to pay and shall pay in consequence of the Vessel becoming a wreck or obstruction to navigation.

18.  General Average

General Average, if any, shall be adjusted according to the York-Antwerp Rules 1974 or any subsequent modification thereof current at the time of the casualty.

The Charter Hire not to contribute to General Average.

19.  Assignment and Sub-Demise

The Charterers shall not assign this Charter nor sub-demise the Vessel except with the prior consent in writing of the Owners which shall not be unreasonably withheld and subject to such terms and conditions as the Owners shall approve.

20.  Bills of Lading

[Intentionally Deleted]

21.  Bank Guarantee

The Charterers undertake to furnish, before delivery of the Vessel, a first class bank guarantee or bond in the sum and at the place as indicated in Box 26 as guarantee for full performance of their obligations under this Charter. (Optional, only to apply if Box 26 filled in).

22.  Requisition/Acquisition

(a) In the event of the Requisition for Hire of the Vessel by any governmental or other competent authority (hereinafter referred to as "Requisition for Hire") irrespective of the date during the Charter period when "Requisition for Hire" may occur and irrespective of the length thereof and whether or not it be for an indefinite or a limited period of time, and irrespective of whether it may or will remain in force for the remainder of the Charter period, this Charter shall not be deemed thereby or thereupon to be frustrated or otherwise terminated and the Charterers shall continue to pay the stipulated hire in the manner provided by this Charter until the time when the Charter would have terminated pursuant to any of the provisions hereof always provided however that in the event of "Requisition for Hire" any Requisition Hire or compensation received or receivable by the Owners shall be payable to the Charterers during the remainder of the Charter period or the period of the "Requisition for Hire" whichever be the shorter.

The Hire under this Charter shall be payable to the Owners from the same time as the Requisition Hire is payable to the Charterers.

(b) In the event of the Owners being deprived of their ownership in the Vessel by any Compulsory Acquisition of the Vessel or requisition for title by any governmental or other competent authority (hereinafter referred to as "Compulsory Acquisition"), then, irrespective of the date during the Charter period when "Compulsory Acquisition" may occur, this Charter shall be deemed terminated as of the date of such "Compulsory Acquisition". In such event Charter Hire to be considered as earned and to be paid up to the date and time of such "Compulsory Acquisition".

23.  War

(a) The Vessel unless the consent of the Owners be first obtained not to be ordered nor continue to any place or on any voyage nor be used on any service which will bring her within a zone which is dangerous as the result of any actual or threatened act of war, war, hostilities, warlike operations, acts of piracy or of hostility or malicious damage against this or any other vessel or its cargo by any person, body or State whatsoever, revolution, civil war, civil commotion or the operation of international law, nor be exposed in any way to any risks or penalties whatsoever consequent upon the imposition of Sanctions, nor carry any goods that may in any way expose her to any risks of seizure, capture, penalties or any other interference of any kind whatsoever by the belligerent or fighting powers or parties or by any Government or Ruler.

(b) The Vessel to have liberty to comply with any orders or directions as to departure, arrival, routes, ports of call, stoppages, destination, delivery or in any other wise whatsoever given by the Government of the nation under whose flag the Vessel sails or any other Government or any person (or body) acting or purporting to act with the authority of such Government or by any committee or person having under the terms of the war risks insurance on the Vessel the right to give any such orders or directions.

(c) In the event of outbreak of war (whether there be a declaration of war or not) between any two or more of the countries as stated in Box 31, both the Owners and the Charterers shall have the right to cancel this Charter, whereupon the Charterers shall redeliver the Vessel to the Owners in accordance with Clause 14, if she has cargo on board after discharge thereof at destination, or if debarred under this Clause from reaching or entering it at a near open and safe port as directed by the Owners, or if she has no cargo on board, at the port at which she then is or if at sea at a near open and safe port as directed by the Owners. In all cases hire shall continue to be paid in accordance with clause l0 and except as aforesaid all other provisions of this Charter shall apply until redelivery.

(d) If in compliance with the provisions of this Clause anything is done or is not done, such not to be deemed a deviation.

24.  Commission

The Owners to pay a commission at the rate indicated in Box 32 to the Brokers named in Box 32 on any Hire paid under the Charter but in no case less than is necessary to cover the actual expenses of the Brokers and a reasonable fee for their work. If the full Hire is not paid owing to breach of Charter by either of the parties the party liable therefor to indemnify the Brokers against their loss of commission.

Should the parties agree to cancel the Charter, the Owners to indemnify the Brokers against any loss of commission but in such case the commission not to exceed the brokerage on one year's Hire.

25.  Law and Arbitration

This Charter shall be governed by the law of the country agreed in Box 33 (if Box 33 is not filled in, English Law shall apply). Any dispute arising out of this Charter shall be referred to arbitration in London or at the place agreed in Box 34, as the case may be, the dispute being settled by a single Arbitrator to be appointed by the parties hereto. If the parties cannot agree upon the appointment of the single Arbitrator the dispute shall be settled by three Arbitrators, each party appointing one Arbitrator, the third being appointed by the Arbitrators of the parties. If the Arbitrators fail to agree on the appointment of the third Arbitrator, such appoint shall be made by The Baltic and International Maritime Conference in Copenhagen. If either of the appointed Arbitrators refuses or is incapable of acting, the party who appointed him shall appoint a new Arbitrator in his place.

If one party fails to appoint an Arbitrator - either originally or by way of substitution - for two weeks after the other party having appointed his Arbitrator has sent the party making default notice by mail, cable or telex to make the appointment, The Baltic and International Maritime Conference shall, after application from the party having appointed his Arbitrator, also appoint an Arbitrator on behalf of the party making default.

The award rendered by the Arbitration Court shall be final and binding upon the parties and may if necessary be enforced by the Court or any other competent authority in the same manner as a judgment in the Court of Justice.

                      "BARECON A" Standard Bareboat Charter

                                     PART IV
                             HIRE/PURCHASE AGREEMENT
       (Optional, only to apply if expressly agreed and stated in Box 35)

26.      [Intentionally Deleted]

27.      [Intentionally Deleted]

28.      [Intentionally Deleted]

29.      [Intentionally Deleted]

30.      [Intentionally Deleted]

31.      [Intentionally Deleted]

32.      [Intentionally Deleted]

                      "BARECON A" Standard Bareboat Charter

                                     PART IV
                             HIRE/PURCHASE AGREEMENT
       (Optional, only to apply if expressly agreed and stated in Box 35)


         Additional Clauses

33. This Charter may be terminated prior to the end of the Charter period stated in Box 20 in the event that a definitive Purchase Agreement as referred to in that certain Letter of Intent dated May 4, 2001 by and among the Owners, International Thoroughbred Breeders, Inc., and Donald F. Conway, Chapter Eleven Trustee for the Bankruptcy Estate of Robert E. Brennan ( herein the "Trustee") is not executed between the Charterers and the Trustee on or before May 31, 2001, or in the event that the Charterers shall default in the performance of their obligations under the said Purchase Agreement between the Charterers and the Trustee. In the event of such default by the Charterers, the Trustee, in accordance with the terms of the said Purchase Agreement, shall have the right, among other things, to cause the termination of this Charter upon notice to the Owners and the Charterers.

34. Upon delivery of the Vessel by the Owners to the Charterers under this Charter, the Owners shall continue to conduct certain operations of the Vessel until such time as the Charterers shall have applied for and obtained any and all permits, licenses, and/or registrations necessary or desirable in connection with the Charterers' acting as operators of the Vessel. Such applications shall include, but shall not be limited to, those for Federal water pollution certification, registration under the Gambling Devices Act, registration for Florida sales tax, and Florida alcoholic beverages licensing. The Charterers shall diligently pursue such applications.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                   EXHIBIT 21


     The  following   table   indicates  the   subsidiaries   of   International
Thoroughbred Breeders, Inc. and their states of incorporation. All of such subsidiaries are wholly owned.

                                                            State of
Name                                                      Incorporation
----                                                      -------------

Atlantic City Harness, Inc.                                 New Jersey

Circa 1850, Inc.                                            New Jersey

Garden State Race Track, Inc.                               New Jersey

GSRT, LLC                                                   New Jersey

Holdfree Racing Association                                 New Jersey

International Thoroughbred Breeders Management, Inc.        New Jersey

International Thoroughbred Gaming Development Corporation   New Jersey

ITG - Brazil, Inc.                                          Delaware

ITG - Venezuela, Inc.                                       Delaware

Olde English Management Co., Inc.                           New Jersey

Orion Casino Corporation                                    Nevada

Palm Beach Princess, Inc.                                   Delaware