Form 10-Q
period 2001-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2001-11-14
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number                0-9624
                      ----------------------------------------------------------

                    International Thoroughbred Breeders, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   22-2332039
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

          211 Benigno Boulevard Suite 210 , Bellmawr, New Jersey    08031
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (856) 931-8163
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes    X     No
   ---------    ----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


          Class                             Outstanding at November 12, 2001
------------------------------            -------------------------------------
Common Stock, $ 2.00 par value                     11,480,271 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                  for the Three Months ended September 30, 2001
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                            PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Consolidated Balance Sheets
                  as of September 30, 2001 and June 30, 2001.................1-2

         Consolidated Statements of Operations
                  for the Three Months ended
                  September 30, 2001 and 2000..................................3

         Consolidated Statement of Stockholders' Equity
                  for the Three Months ended September 30, 2001................4

         Consolidated Statements of Cash Flows
                  for the Three Months ended
                  September 30, 2001 and 2000..................................5

         Notes to Consolidated Financial Statements.........................6-13

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........14-17

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.............................18

SIGNATURES....................................................................19

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001

                                     ASSETS

                                                                  September 30,
                                                                      2001              June 30,
                                                                   (UNAUDITED)            2001
                                                                 ----------------   ----------------
CURRENT ASSETS:
     Cash and Cash Equivalents                                 $       1,518,081  $       1,361,287
     Accounts Receivable                                                 734,263            843,385
     Prepaid Expenses                                                    626,644            362,048
     Refundable Deposit on Palm Beach Princess Mortgage                1,250,000            750,000
     Other Current Assets                                              1,079,679          1,032,311
     Net Assets of Discontinued Operations - Current                           0          1,007,398
                                                                 ----------------   ----------------
      TOTAL CURRENT ASSETS                                             5,208,667          5,356,429
                                                                 ----------------   ----------------


LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                                                        0            214,097
     Equipment and Artwork                                               444,770            289,426
                                                                 ----------------   ----------------
                                                                         444,770            503,523
     LESS: Accumulated Depreciation and Amortization                      98,124            285,004
                                                                 ----------------   ----------------

      TOTAL LAND, BUILDINGS AND EQUIPMENT, NET                           346,646            218,519
                                                                 ----------------   ----------------



OTHER ASSETS:
     Note Receivable                                                  23,000,000         23,000,000
     Note Receivable of Discontinued Operations - Long-Term           10,000,000         10,000,000
     Deposits and Other Assets                                         2,966,201          2,816,260
                                                                 ----------------   ----------------
      TOTAL OTHER ASSETS                                              35,966,201         35,816,260
                                                                 ----------------   ----------------


TOTAL ASSETS                                                   $      41,521,514  $      41,391,208
                                                                 ================   ================

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   September 30,
                                                                      2001            June 30,
                                                                   (UNAUDITED)           2001
                                                                 ----------------   ----------------
CURRENT LIABILITIES:
     Accounts Payable                                          $       2,345,424  $       2,549,539
     Accrued Expenses                                                  1,064,077          1,247,534
     Short-Term Debt                                                   1,229,149          1,000,000
     Net Liabilities of Discontinued Operations - Current                108,129                  0
                                                                 ----------------   ----------------
       TOTAL CURRENT LIABILITIES                                       4,746,779          4,797,073
                                                                 ----------------   ----------------

DEFERRED INCOME                                                        4,212,648          4,138,426
                                                                 ----------------   ----------------

LONG-TERM DEBT                                                           132,000            482,000
                                                                 ----------------   ----------------

COMMITMENTS AND CONTINGENCIES                                           -                  -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100.00 Par Value,
      Authorized 500,000 Shares, Issued and Outstanding,
      362,487 and 362,487 Shares, respectively                        36,248,675         36,248,675
     Common Stock, $2.00 Par Value, Authorized 25,000,000
      Shares Issued and Outstanding, 11,480,270 and
      11,480,267,respectively                                         22,960,539         22,960,533
     Capital in Excess of Par                                         20,192,200         20,192,206
     (Deficit) (subsequent to June 30, 1993,
      date of quasi-reorganization)                                  (46,950,910)       (47,406,038)
                                                                 ----------------   ----------------
                                                                      32,450,504         31,995,376
     LESS:
      Deferred Compensation, Net                                         (20,417)           (21,667)
                                                                 ----------------   ----------------
       TOTAL STOCKHOLDERS' EQUITY                                     32,430,087         31,973,709
                                                                 ----------------   ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      41,521,514  $      41,391,208
                                                                 ================   ================


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




                                                   Three Months Ended
                                                      September 30,
                                           -----------------------------------
                                                 2001               2000
                                           ----------------   ----------------
REVENUE:
     Revenue from Operations             $       5,939,469  $               0
     Other Income                                   77,877             76,407
     Interest Income                               144,336             30,810
                                           ----------------   ----------------
         TOTAL REVENUES                          6,161,682            107,217
                                           ----------------   ----------------

EXPENSES:
     Cost of Revenues:
      Operating Expenses                         5,007,757                  0
      Depreciation & Amortization                   10,794                  0
      General & Administrative Expenses            589,520            571,992
      Interest and Financing Expenses               76,483              4,977
                                           ----------------   ----------------
         TOTAL EXPENSES                          5,684,554            576,969
                                           ----------------   ----------------

INCOME (LOSS)  BEFORE TAX PROVISION                477,128           (469,752)
     LESS:State Income Tax Expense                  22,000                  0
                                           ----------------   ----------------

NET INCOME (LOSS)                        $         455,128  $        (469,752)
                                           ================   ================


NET BASIC AND DILUTED INCOME (LOSS)
 PER COMMON SHARE                        $             0.04 $            (0.05)
                                           ================   ================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           11,480,269          8,980,244
                                           ================   ================

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                                                    Preferred                  Common
                                          ------------------------   --------------------------
                                            Number of                 Number of
                                             Shares       Amount        Shares          Amount
                                          ----------- ------------   -----------   ------------
BALANCE - JUNE 30, 2001                      362,487  $ 36,248,675    11,480,267  $  22,960,533

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                     0             0             3              6
   Amortization of Deferred
    Compensation Costs                         ---           ---           ---            ---
   Net Income for the Three Months
    Ended September 30, 2001                   ---           ---           ---            ---

                                          -----------  ------------ ------------   ------------
BALANCE - SEPTEMBER 30, 2001                 362,487  $ 36,248,675    11,480,270  $  22,960,539
                                          ===========  ============ ============   ============

                                                  Capital                   Deferred
                                                 in Excess                   Compen-
                                                  of Par      (Deficit)      sation         Total
                                            -------------   -------------   ---------   -----------
BALANCE - JUNE 30, 2001                    $   20,192,206  $ (47,406,038)  $ (21,667)  $ 31,973,709

   Shares Issued for Fractional
    Exchanges With Respect to the
    One-for-twenty Reverse Stock Split
    effected on March 13, 1992                         (6)         ---         ---            ---
   Amortization of Deferred
    Compensation Costs                              ---            ---         1,250          1,250
   Net Income for the Three Months
    Ended September 30, 2001                        ---          455,128       ---          455,128

                                            -------------   -------------   ---------   -----------
BALANCE - SEPTEMBER 30, 2001               $   20,192,200  $ (46,950,910)  $ (20,417)  $ 32,430,087
                                            =============   =============   =========   ===========


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                           Three Months Ended
                                                                              September 30,
                                                                     ----------------------------
                                                                          2001           2000
                                                                     -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                   $     455,128   $   (469,752)
                                                                     -------------   ------------
     Adjustments to reconcile income (loss) to net cash (used in)
      provided by operating activities:
                   Depreciation and Amortization                           12,044         15,594
                   (Gain) on Sale of Fixed Assets                         (77,577)             0
                   Changes in Operating Assets and Liabilities -
                    (Increase) Decrease in Restricted Cash &
                     Investments                                                0        (14,430)
                   Decrease in Accounts Receivable                        109,122        427,654
                   (Increase) in Other Assets                             (40,561)        (7,063)
                   (Increase) Decrease in Prepaid Expenses               (264,596)        95,719
                    Increase (Decrease) in Accounts Payable and
                     Accrued Expenses                                    (387,573)        11,742
                                                                      -------------   ------------

     CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES BEFORE
      DISCONTINUED OPERATIONS                                            (194,013)        59,464

     CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                         0         11,676
                                                                     -------------   ------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (194,013)        71,140
                                                                     -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Refundable Deposits on Palm Beach Princess                           (500,000)             0
    Proceeds from Auction of Fixed Assets                               1,189,755              0
    Capital Expenditures                                                 (155,345)             0
    Loans on Development Projects                                        (365,000)             0
    (Increase) Decrease in Other Investment Activity                            0              0
                                                                     -------------   ------------
     CASH PROVIED BY INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES                            169,411              0
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                         0              0
                                                                     -------------   ------------
     NET CASH PROVIDE BY INVESTING ACTIVITIES                             169,411              0
                                                                     -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Short-Term Loans                                              0        150,000
    Decrease in Balances Due to/From Discontinued Subsidiaries            193,228       (136,405)
                                                                     -------------   ------------
     CASH PROVIDED BY FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES                            193,228         13,595
     CASH PROVIDED BY DISCONTINUED FINANCING ACTIVITIES                         0          5,475
                                                                     -------------   ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                            193,228         19,070
                                                                     -------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 168,626         90,210
          LESS CASH AND CASH EQUIVALENTS AT END OF THE PERIOD
            FROM DISCONTINUED OPERATIONS                                  (11,832)       (17,151)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
      BEFORE DISCONTINUED OPERATIONS                                    1,361,287        271,119
                                                                     -------------   ------------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                 $   1,518,081   $    344,178
                                                                     =============   ============

     Supplemental Disclosures of Cash Flow Information:
                  Cash paid during the period for:
                  Interest                                          $           0   $          0
                  Income Taxes                                      $           0   $          0


See Notes to Consolidated Financial Statements.
                                                              5

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - The Company is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel MV Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior period amounts have been reclassified to conform with the current years' presentation.

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

     (E) Net Assets of Discontinued Operations - At June 30, 1998, the Garden State Property and Freehold Raceway were classified as "Net Assets of
Discontinued Operations." At June 30, 2001, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations." At September 30, 2001, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Liabilities of Discontinued Operations."

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Presently, the Company does not have any circumstances that would require the implementation of these standards. Accordingly, the Company believes the adoption of these statements will have no impact on its financial position or results of operations.

     (G) Revenue Recognition - The Company recognized the revenues and expenses associated with the casino operation on the Palm Beach Princess as they were earned.

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

     Income (Loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants to purchase 3,104,000 shares of Common Stock at various prices per share, for the each of the periods presented were not included in the computation of diluted loss per share as their effect would be anti-dilutive.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)  NOTES RECEIVABLE

     A portion of the proceeds form the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by the Company to purchase a promissory note in the face amount of $23,000,000. The interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of the Company's purchase of the note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance.

     A portion of the proceeds from sale of the Company's Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") was paid in the form of a promissory note in the face amount of $10 million (the "Note.") Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the buyer's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash will be paid to the Company. The Company will thereafter receive payments under the Note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. The Company may convert the promissory note, at its option, into a 33 1/3% equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to the Company under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners.

(3)  DISCONTINUED OPERATIONS

     On January 28, 1999, the Company completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility and on November 30, 2000, closed on the sale of the Garden State Park property.

     The net assets of the operations disposed of included in the accompanying consolidated balance sheets as of September 30, 2001 consist of the following:

    Classified As:

    Current Assets                         $                      424,471

    Current Liabilities                                          (532,600)
                                                 ------------------------
         Net Liabilities of Discontinued
          Operations - Current             $                     (108,129)
                                                 ========================

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(4)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                     September 30, 2001
                                                -------------------------------
                                   Interest %        Current           Long-
                                   Per Annum                           Term
                                  ------------     -----------     ----------
International Thoroughbred
Breeders Inc.:

Robert E. Brennan Jr. (A)                                  -0-       132,000
Michael J. Quigley, III (B)               10%        1,000,000
Other                                 Various          229,149           -0-

Garden State Park:

Service America Corporation (C)            6%          240,000           -0-
                                                   -----------     ---------
    Totals                                       $   1,469,149    $      -0-

Less Amounts Reclassified to:
  Net Liabilities of Discontinued
    Operations - Current                              (240,000)          -0-
                                                   -----------     ---------
    Totals                                       $   1,229,149    $  132,000
                                                   ===========     =========

     (A) The Company's promissory note issued to Robert E. Brennan, Jr., son of the Company's former Chairman and Chief Executive Officer, represents the balance of the purchase price owing to Mr. Brennan, Jr. from the Company's purchase from him of two large bronze sculptures located on the Garden State Park property, which sculptures were previously on loan to the Company from him. As amended,the note bears interest at 15% per annum beginning November 30, 2001 only if the principal of such note is not paid in full by December 10, 2001, and the note is due and payable on November 30, 2002, although the Company has the right to defer payment to such later date as the Company shall have received payment in full of the note it received when it resold the sculptures to Realen-Turnberry/Cherry Hill, LLC.

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

     (C) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. The Company has paid $260,000 as of September 30, 2001 and yearly principal payments of $80,000 plus interest are due on December 28 of each year until December

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

28, 2003 when all outstanding principal will be due.

(5)  COMMITMENTS AND CONTINGENCIES

     See  Note  8  for  commitments  and   contingencies   of  the  Company  and
transactions with related parties.

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

     The Company is responsible for remediation costs associated with an environmental site on the Freehold Raceway property. The Company has accrued what it believes to be the total cost of remediation. At September 30, 2001, the remaining balance of such accrual was $295,000 for remediation costs.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At September 30, 2001, the unpaid principal balance was $240,000. Yearly principal payments of $80,000 plus interest are due on December 28 of each year until December 28, 2003 when all outstanding principal will be due. The liquor license was transferred to the lessee in consideration of a $100,000 payment to the Company. If the lessee is not awarded a license to own and operate an off-track betting facility prior to January 28, 2002, the lessee may be required by the Company to transfer the liquor license to the Company in consideration of the Company's repayment of such $100,000 to the lessee.

     The Chapter 11 Trustee (the "Trustee") for the bankruptcy  estate of Robert
E. Brennan has asserted certain claims challenging the ownership of approximately 2,300,000 shares of the Company's Common Stock (the "Shares") held by certain individuals. In order to preserve the Company's net

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

operating loss carryforwards which otherwise may be lost due to the Shares being transferred, the Company and the Trustee have entered into an agreement whereby the Company will pay the Trustee a minimum of $.50 per share or a maximum of $1 per share for the Trustee's release of claim to the Shares in the event that the Trustee is awarded a judgement granting him an ownership interest in the Shares and executes on such judgement. The price per share is based upon the average trading price per share during the previous thirty day period prior to the Trustee being awarded the judgement but will not be less than the agreed upon $.50 per share or more than $1 per share. It is expected that this agreement with the Trustee will be replaced by another agreement, in connection with the settlement being negotiated with the Trustee involving the purchase by the Company's subsidiary of the Ship Mortgage Obligation on the vessel M/V Palm Beach Princess, pursuant to which the Company would purchase from the Trustee, on or about July 1, 2002, between approximately 1,335,000 and 2,235,000 shares of common stock in the Company at a purchase price of $0.50 per share and acquire an option to purchase up to 2,315,731 additional shares of the Company's common stock at $0.50 per share.

LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits incidental to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have material adverse effect on the Company's financial position, results of operations, or cash flows.

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2001, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non- trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates that would be available to the Company in the market place.

(7)  STOCK OPTIONS AND WARRANTS

     (A) EMPLOYEE AND NON-EMPLOYEE OPTIONS

     At September 30, 2001, total employee options outstanding were 3,136,500 and total non-employee options outstanding were 300,000. At September 30, 2001, 1,803,000 of the employee options and 300,000 of the non-employee options, respectively, were exercisable.

     (B) WARRANTS

     At September 30, 2001, total warrants outstanding were 2,604,000. All warrants were exercisable at September 30, 2001.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(8)  RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, the company invested in two projects in which its Chairman, President and Chief Executive Officer, Francis
W. Murray, also has a pecuniary interest. In connection with one such project, the Company has agreed to advance, as a loan, up to $1.5 million, the proceeds of which are to be used to pay costs and expenses for development of a golf course in Southern California. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. The project is a long-term one, requiring environmental, engineering and other studies, regulatory approvals and other governmental entitlements. Loans by the Company to the limited partnership will bear interest at an annual rate of 12%, and the Company will have the right to convert its loans into a 50% equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, presently is 80%, and will be reduced proportionally if the Company exercises its right to convert its loans into equity. At September 30, 2001, approximately $695,848 has been loaned to such project.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property owner, MJQ Development which is owned by Michael J. Quigley, III, is developing a condominium hotel resort. Mr. Quigley has no relationship to Robert
J. Quigley, the Company's director and former president. At September 30, 2001, the Company has lent $2,250,495 to the property owner. The Company's loans will bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. The Company will have the right to convert its loan into an equity interest (subject to receiving certain third party approvals), which would entitle it to receive a priority return of its investment and a priority profits interest equal to three times its investment. Repayment of the Company's loans (and receipt of any return if it converts its loans to equity) will be subject to repayment of, first, bank debt of approximately $3.8 million incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million. If the project is successful, Mr. Murray stands to receive a contingent benefit, which could be substantial, from the owner for his participation in the project, but only after the Company and the owner have received priority returns of their investment and priority shares of profits.

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

     Effective April 30, 2001, the Company entered into a bareboat charter with MJQ Corporation, pursuant to which the Company is chartering the vessel M/V Palm Beach Princess for the purpose of operating an entertainment casino cruise business from the Port of Palm Beach, Florida. Francis W. Murray, the Company's Chairman, President and Chief Executive Officer, is an officer and director of MJQ Corporation, and his son, Francis X. Murray, is President and a director of MJQ Corporation.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Under the charter agreement, the Company is obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. As of September 30, 2001 we owed MJQ Corporation $1,279,894 for such expenses. In addition, in order to obtain the bareboat charter, the Company has entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Trustee"), MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements, the Company would purchase from the Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.6 million as of September 30, 2001 and secured by a ship mortgage against the Palm Beach Princess vessel (the "Ship Mortgage Obligation"), for a purchase price of $13.75 million. Pursuant to the letter of intent (which is subject to change during negotiation of the definitive agreements), such purchase price would be payable in 12 consecutive monthly installments of $250,000, a 13th payment of $10.5 million on April 30, 2002, and a final payment of $250,000 on July 1, 2002. Pursuant to the letter of intent, MJQ Corporation and its officers and directors (including Francis W. Murray and his son) would exchange mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

     For  additional   information  regarding  related  party  transactions  see
Footnote 14 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2001.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2001

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects,""intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Rise Factors" in our most recent Annual Report on Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o termination of the bareboat charter under which we operate our gaming business;
     o    general  economic  and  business  conditions   affecting  the  tourism
          business in Florida;
     o    competition;
     o    execution of our new business strategy;
     o    changes in laws regulating the gaming industry;
     o fluctuations in quarterly operating results as a result of seasonal and weather considerations; and
     o events directly or indirectly relating to our business causing our stock price to be volatile.

Liquidity and Capital Resources

     Our working capital, as of September 30, 2001, was $461,888 as compared to $559,356 at June 30, 2001.

     Net income for the three months ended September 30, 2001 was $455,128. Cash flows used in operating activities amounted to approximately ($194,013) during the three months ended September 30, 2001.

     Cash provided by investing activities was $169,411 during the three months ended September 30, 2001, principally consisting of the proceeds from the June 2001 fixed asset auction partially offset by the refundable deposits made on the Palm Beach Princess vessel of $500,000, the $365,000 of additional loans from the Company on development projects, and capital expenditures of approximately $155,345 which were primarily associated with the Palm Beach Princess operations during the first quarter of Fiscal 2002.(See Note 8)

     Cash provided by financing  activities was $193,228 during the three months
ended   September  30,  2001,   primarily   consisting  of  the  net  effect  of
inter-company subsidiary transactions.

     We currently estimate that approximately $200,000 per month is needed to cover overhead expenses of International Thoroughbred Breeders. In June 2001, we held an auction at which all of the personal property, including equipment, furniture, furnishings and art work, that we owned at Garden State

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2001

Park was sold for approximately $1.2 million in cash, which was received in August 2001 and used for working capital purposes and to make additional loans (which as of September 30, 2001 totaled $2,250,495) for the Ft. Lauderdale project. (See Note 8 - Related Party Transactions.)

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we charter the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business out of the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we have entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Brennan Bankruptcy Trustee"), MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements, we would purchase from the Brennan Bankruptcy Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.6 million as of September 30, 2001 and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"), for a purchase price of $13.75 million. Such purchase price would be payable in consecutive monthly installments of $250,000 through a date to be negotiated, but expected to be no earlier than July 31, 2002, with a balloon payment due at that time. If the date for the final balloon payment is July 31, 2002, the amount of such payment at that time would be $10.5 million. Accordingly, we expect that we will need to generate $300,000 per month from operation of the vessel to pay the monthly bareboat charter fee and monthly installments to the Brennan Bankruptcy Trustee of the purchase price of the Ship Mortgage Obligation, at least until July 31, 2002, and expect to have the need for approximately $10 million in financing in order to make the balloon payment of the purchase price of the Ship Mortgage Obligation due as early as July 31, 2002. We plan to seek refinancing of the vessel at the earliest possible time in order to finance such balloon payment.

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

     Other possible sources of cash include the two promissory notes we received when we sold our Garden State Park real property in November 2000 and our Las Vegas real property in May, 2000. One such Note is in the face amount of $10 million, issued by Realen-Turnberry/Cherry Hill, LLC, the purchaser of the Cherry Hill property (the "$10 Million Note"), and the other promissory note is in the face amount of $23 million, issued by Turnberry/Las Vegas Boulevard, LLC, purchaser of our Las Vegas real property (the "$23 Million Note"). Under both Notes, interest and principal payments will be dependent upon, and payable solely out of, the obligor's net cash flow available for distribution to its equity owners. After the obligor's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash 15

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2001

in the case of the $10 Million Note, and the next $23 million of distributable cash in the case of the $23 Million Note, will be paid to us, and following our receipt of the face amount of the Note we will receive 33 1/3% of all distributable cash of the obligor until maturity of the Note. The probable timing and amounts of payments under these Notes cannot be predicted. If we need additional working capital, we may attempt to borrow on these Notes, but such borrowing is expected to be difficult to obtain as long as the timing and amounts of payments under the Notes remain unpredictable.

     In conjunction with the settlement agreement being negotiated with the Brennan Bankruptcy Trustee, we expect to commit to purchase from the Brennan Bankruptcy Trustee between approximately 1,335,000 shares and 2,235,000 shares of common stock in the Company at a purchase price of $0.50 per share, for an aggregate purchase price expected to be between approximately $667,500 and $1,117,500. We believe that such stock purchase is desirable in order to prevent the Brennan Bankruptcy Trustee from selling such shares since the sale could adversely affect our tax loss carryforward. The letter of intent between us and the Brennan Bankruptcy Trustee contemplates that we would be obligated to consummate such purchase on July 1, 2002. Such letter of intent also provides for us to pledge payments due or to become due to us under the $10 Million Note as collateral security for our obligation to pay the purchase price of those shares of common stock. We hope to be able to fund such purchase out of payments we receive under the $10 Million Note or by borrowing against the $10 Million Note, but no assurance can be given that we will receive sufficient payments under that Note or be able to borrow against that Note.

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

Results of Operations for the Three Months Ended September 30, 2001 and 2000

     Revenue for the three months ended September 30, 2001 increased $6,054,465 from $107,217 in Fiscal 2001 to $6,161,682 in Fiscal 2002 primarily as a result of revenues generated by the Palm Beach Princess operations. Expenses increased $5,107,585 from $576,969 in the three month period in Fiscal 2001 to $5,684,554 primarily the result of operating expenses of $5,042,656 associated with the Palm Beach Princess during the first quarter of Fiscal 2002.

     Effective April 30, 2001, we chartered the vessel M/V Palm Beach Princess for the purpose of operating an entertainment and casino cruise business out of the Port of Palm Beach, Florida. During the first quarter of Fiscal 2002, total revenue was $5,940,395 and total expenses were $5,042,656. Net income for the first quarter of operation was $875,739.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, 16

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2001

live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. Out of the 184 scheduled cruises, 4 cruises were cancelled for weather and mechanical difficulties.

     For the first quarter of Fiscal 2002, our income was $455,128 or $.04 per share, respectively, as compared to a loss for the comparable period in prior fiscal year of ($469,752) or ($0.05) per share, respectively.

Inflation

     To date, inflation has not had a material effect on the Company's operations.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION


Item 6.

     The Company did not file any reports on Form 8-K with respect to the quarter ended September 30, 2001.

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



                        INTERNATIONAL THOROUGHBRED BREEDERS, INC.




November 14, 2001       /s/Francis W. Murray
                        ---------------------------------
                        Francis W. Murray, President, and
                        Chairman of the Board




November 14, 2001       /s/William H. Warner
                        -------------------------------------
                        William H. Warner
                        Secretary/Treasurer
                        (Principal Financial and Accounting Officer)