Form 10-Q
period 2001-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2002-02-19
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2001
                              --------------------------------------------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  --------------------------------

Commission file number                0-9624
                      ----------------------------------------------------------

                    International Thoroughbred Breeders, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 22-2332039
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

  211 Benigno Boulevard, Bellmawr, New Jersey              08031
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
  Yes  X   No
     -----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                         Outstanding at February 15, 2002
------------------------------         ------------------------------------
Common Stock, $ 2.00 par value                   11,480,272 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Unaudited)

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                      PAGE

          Item 1. Financial Statements:

                  Consolidated Balance Sheets
                         as of December 31, 2001 and June 30, 2001....1-2

                  Consolidated Statements of Operations
                         for the Three Months and Six Months ended
                         December 31, 2001 and 2000 ..................3

                  Consolidated Statement of Stockholders' Equity
                         for the Six Months ended December 31, 2001...4

                  Consolidated Statements of Cash Flows
                         for the Six Months ended
                         December 31, 2001 and 2000...................5

                  Notes to Financial Statements.......................6-14

          Item 2. Management's  Discussion and Analysis of Financial
                   Condition and Results of Operations................15-19

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K....................20

SIGNATURES............................................................21

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2001 AND JUNE 30, 2001

                                     ASSETS

                                             December 31,
                                                 2001               June 30,
                                             (UNAUDITED)              2001
                                          -----------------    -----------------
CURRENT ASSETS:
     Cash and Cash Equivalents          $        1,294,783   $         1,361,287
     Accounts Receivable                           293,587               843,385
     Prepaid Expenses                              493,739               362,048
     Refundable Deposit on Palm
      Beach Princess Mortgage                    1,750,000               750,000
     Other Current Assets                        1,080,460             1,032,311
     Net Assets of Discontinued
      Operations - Current                               0             1,007,398
                                          -----------------    -----------------
          TOTAL CURRENT ASSETS                   4,912,569             5,356,429
                                          -----------------    -----------------


LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                                  0               214,097
     Equipment and Artwork                         603,246               289,426
                                          -----------------    -----------------
                                                   603,246               503,523
     LESS: Accumulated Depreciation
            and Amortization                       111,354               285,004
                                          -----------------    -----------------

          TOTAL LAND, BUILDINGS AND
               EQUIPMENT, NET                      491,892               218,519
                                          -----------------    -----------------



OTHER ASSETS:
     Note Receivable                            23,000,000            23,000,000
     Note Receivable of Discontinued
      Operations - Long-Term                    10,000,000            10,000,000
     Deposits and Other Assets                   3,678,457             2,816,260
                                          -----------------    -----------------
          TOTAL OTHER ASSETS                    36,678,457            35,816,260
                                          -----------------    -----------------


TOTAL ASSETS                            $       42,082,918   $        41,391,208
                                          =================    =================


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2001 AND JUNE 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                December 31,
                                                    2001            June 30,
                                                 (UNAUDITED)          2001
                                                --------------    ------------
CURRENT LIABILITIES:
     Accounts Payable                          $    3,475,495   $   2,549,539
     Accrued Expenses                               1,431,814       1,247,534
     Short-Term Debt                                1,284,766       1,000,000
     Net Liabilities of Discontinued
      Operations - Current                             39,606               0
                                                --------------    ------------
          TOTAL CURRENT LIABILITIES                 6,231,681       4,797,073
                                                --------------    ------------


DEFERRED INCOME                                     4,243,874       4,138,426
                                                --------------    ------------

LONG-TERM DEBT                                              0         482,000
                                                --------------    ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100
       Par Value, Authorized 500,000 Shares,
       Issued and Outstanding,362,487 Shares       36,248,675      36,248,675
     Common Stock, $2 Par Value,
      Authorized 25,000,000 Shares,
      Issued and Outstanding, 11,480,272
      and 11,480,267, respectively                 22,960,543      22,960,533
     Capital in Excess of Par                      20,192,196      20,192,206
     (Deficit) (subsequent to June 30, 1993,
        date of quasi-reorganization)             (47,774,884)    (47,406,038)
                                                --------------    ------------
                                                   31,626,530      31,995,376
     LESS:
        Deferred Compensation, Net                    (19,167)        (21,667)
                                                --------------    ------------
          TOTAL STOCKHOLDERS' EQUITY               31,607,363      31,973,709
                                                --------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   42,082,918   $  41,391,208
                                                ==============    ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000




                                                                     Three Months Ended            Six Months Ended
                                                                         December 31,                December 31,
                                                                 ---------------------------  --------------------------
                                                                      2001           2000         2001           2000
                                                                 -------------   -----------  -----------    -----------
REVENUE:

     Revenue from Operations                                    $   4,889,025   $         0  $ 10,906,372   $          0
     Other Income                                                      77,277        50,398        78,056        126,804
     Interest Income                                                   94,057        24,727       238,393         55,537
                                                                 -------------   -----------  ------------   ------------
              TOTAL REVENUES                                        5,060,359        75,125    11,222,821        182,341
                                                                 -------------   -----------  ------------   ------------

EXPENSES:
     Cost of Revenues:
        Operating Expenses                                          4,141,188             0     8,551,270              0
        Depreciation & Amortization                                    13,251             0        24,045              0
     General & Administrative Expenses - Palm Beach Princess          858,519             0     1,456,194              0
     General & Administrative Expenses - Parent                       540,230       410,774     1,080,620        952,766
     Development Costs                                                194,988       181,264       241,603        211,264
     Interest and Financing Expenses                                  139,452       391,730       215,935        396,707
                                                                 -------------   -----------  ------------   ------------
              TOTAL EXPENSES                                        5,887,628       983,768    11,569,667      1,560,737
                                                                 -------------   -----------  ------------   ------------

LOSS BEFORE TAX PROVISION                                            (827,269)     (908,643)     (346,846)    (1,378,396)
   State Income Tax Expense                                                 0             0        22,000              0
                                                                 -------------   -----------  ------------   ------------

NET LOSS                                                        $    (827,269)  $  (908,643) $   (368,846)  $ (1,378,396)
                                                                 =============   ===========  ============   ============


NET BASIC AND DILUTED LOSS PER COMMON SHARE                     $        (.07)  $      (.10) $       (.03)  $       (.15)
                                                                 =============   ===========  ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                              11,480,272     8,980,262    11,480,270      8,980,259
                                                                 =============   ===========  ============   ============




See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001


                                                       Preferred                           Common
                                             -------------------------------  ---------------------------
                                               Number of                          Number of
                                                Shares            Amount           Shares         Amount
                                             --------------    -------------  --------------  -------------
 BALANCE - JUNE 30, 2001                           362,487   $   36,248,675      11,480,267  $  22,960,533

    Shares Issued for Fractional
       Exchanges With Respect to the
       One-for-twenty Reverse Stock Split
       effected on March 13, 1992                        0                0               5             10
    Amortization of Deferred
       Compensation Costs                              ---              ---             ---            ---
    Net (Loss) for the Six Months Ended
       December 31, 2001                               ---              ---             ---            ---

                                             --------------    -------------  --------------   ------------
 BALANCE - DECEMBER 31, 2001                       362,487   $   36,248,675      11,480,272  $  22,960,543
                                             ==============    =============  ==============   ============



                                                 Capital                     Deferred
                                                in Excess                    Compen-
                                                 of Par       (Deficit)      sation        Total
                                             -------------   ------------   --------    -----------
 BALANCE - JUNE 30, 2001                      $ 20,192,206  $ (47,406,038) $ (21,667)  $ 31,973,709

    Shares Issued for Fractional
       Exchanges With Respect to the
       One-for-twenty Reverse Stock Split
       effected on March 13, 1992                      (10)           ---        ---            ---
    Amortization of Deferred
       Compensation Costs                              ---            ---      2,500          2,500
    Net (Loss) for the Six Months Ended
       December 31, 2001                               ---       (368,846)       ---       (368,846)

                                               ------------  -------------  ---------   ------------
 BALANCE - DECEMBER 31, 2001                  $ 20,192,196  $ (47,774,884) $ (19,167)  $ 31,607,363
                                               ============  =============  =========   ============




See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                         ---------------------------
                                                                                             2001          2000
                                                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  LOSS BEFORE DISCONTINUED OPERATIONS                                                   $   (368,846)  $ (1,378,396)
                                                                                         ------------   ------------
  Adjustments to reconcile loss to net cash provided by (used in) operating activities:
                         Depreciation and Amortization                                        26,545         29,039
                         (Gain) on Sale of Fixed Assets                                      (77,577)             0
                         Changes in Operating Assets and Liabilities -
                            Decrease in Restricted Cash & Investments                              0        477,414
                            (Increase) Decrease in Accounts Receivable                       549,798        425,258
                            (Increase) Decrease in Other Assets                             (291,342)        10,142
                            (Increase) Decrease in Prepaid Expenses                         (131,691)       192,495
                            Increase (Decrease) in Accounts Payable and Accrued Expenses   1,110,234       (381,938)
                            Increase in Deferred Revenue                                           0         61,583
                                                                                         ------------   ------------

     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES BEFORE
        DISCONTINUED OPERATIONS                                                              817,121       (564,403)

     CASH USED IN DISCONTINUED OPERATING ACTIVITIES                                                0       (897,847)
                                                                                         ------------   ------------
     NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES                                  817,121     (1,462,250)
                                                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Refundable Deposits on Palm Beach Princess                                            (1,000,000)             0
    Proceeds from Auction of Garden State Park Fixed Assets                                1,258,476              0
    Capital Expenditures                                                                    (313,820)          (259)
    Loans made on Development Projects                                                      (739,894)             0
    Decrease in Other Investment Activity                                                     13,551        353,336
                                                                                         ------------   ------------
     CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
       BEFORE DISCONTINUED INVESTING ACTIVITIES                                             (781,687)       353,077
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                                            0     20,000,000
                                                                                         ------------   ------------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                    (781,687)    20,353,077
                                                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Short-Term Loans                                                                 0        150,000
    Principal Payments on Short Term Notes                                                   (76,383)   (18,462,401)
    Decrease in Balances Due to/From Discontinued Subsidiaries                                (6,548)    18,353,207
                                                                                         ------------   ------------
     CASH (USED IN) FINANCING ACTIVITIES
       BEFORE DISCONTINUED FINANCING ACTIVITIES                                              (82,931)        40,806
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                                              0    (19,086,321)
                                                                                         ------------   ------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (82,931)   (19,045,515)
                                                                                         ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (47,497)      (154,688)
          LESS CASH AND CASH EQUIVALENTS AT END OF THE PERIOD
            FROM DISCONTINUED OPERATIONS                                                     (19,007)       (15,832)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
       BEFORE DISCONTINUED OPERATIONS                                                      1,361,287        271,119
                                                                                         ------------   ------------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                     $  1,294,783   $    100,599
                                                                                         ============   ============

     Supplemental Disclosures of Cash Flow Information:
                         Cash paid during the period for:
                         Interest                                                       $          0   $           0
                         Income Taxes                                                   $          0   $           0

Supplemental Schedule of Non-Cash Investing and Financing Activities:
During the six months ended December 31, 2001, a non-cash transaction reduced a long-term note payble and a long-term note receivable by $350,000.

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - We are currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel MV Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior period amounts have been reclassified to conform with the current periods' presentation.

     (D) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with generally accepted accounting principles over the estimated remaining useful lives of the respective assets.


     (E) Net Assets of Discontinued Operations - At June 30, 2001 the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations" and at December 31, 2001 were classified as "Net Liabilities of Discontinued Operations."

     (F) Revenue Recognition - We recognize the revenues and expenses associated with the casino operation on the Palm Beach Princess as they are earned or incurred.

     (G) Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (H) Concentrations of Credit Risk - Financial instruments which potentially subject us to concentrations of credit risk are cash and cash equivalents. We place cash investments with high credit quality financial institutions and currently invest primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

     (I) Use Of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (J) Net Loss per Common Share - Income (Loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants to purchase 5,740,500 shares of Common Stock at various prices per share, for the each of the periods

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



presented were not included in the computation of diluted loss per share as their effect would be anti- dilutive.

(2)  NOTES RECEIVABLE

     A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a promissory note in the face amount of $23,000,000. The interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to us. We will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of our purchase of the note. We may convert the promissory note, at our option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance.

     A portion of the proceeds from the sale on November 30, 2000 of our Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") was paid in the form of a promissory note in the face amount of $10 million (the "Note.") Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the buyer's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash will be paid to us. We will thereafter receive payments under the Note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. We may convert the promissory note, at our option, into a 33 1/3% equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners. In addition, we sold two large bronze sculptures located on the Garden State Park property to Realen.(See Note 4-A) At December 31, 2001, $350,000 is classified in long-term deposits and other assets on the balance sheet.

(3)  DISCONTINUED OPERATIONS

     On January 28, 1999, we completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility and on November 30, 2000, closed on the sale of the Garden State Park property.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The net assets of the operations disposed of included in the accompanying consolidated balance sheets as of December 31, 2001 and June 30, 2001 consist of the following:

                                                        December 31,      June 30,
                                                            2001            2001
                                                       ------------     ------------
Classified As:

Current Assets                                         $    431,645    $  1,542,100

Current Liabilities                                        (471,251)       (534,702)
                                                         ----------     ------------
  Net Assets of Discontinued Operations -Current                -0-       1,007,398

  Net Liabilities of Discontinued Operations -Current        39,606             -0-

  Note Receivable of Discontinued Operations -Long-Term  10,000,000      10,000,000
                                                         ----------     ------------
    Net Assets of Discontinued Operations              $  9,960,394    $ 11,007,398
                                                         ==========     ============

(4)  NOTES AND MORTGAGES PAYABLE

         Notes and Mortgages Payable are summarized below:

                                                            December 31, 2001                          June 30, 2001
                                                  -------------------------------------      ---------------------------------
                                      Interest
                                        % Per                                 Long-                                 Long-
                                        Annum             Current              Term             Current              Term
                                     -----------      ----------------     ------------      --------------     --------------
International Thoroughbred
Breeders Inc.:

Robert E. Brennan Jr. (A)                    15%    $          132,000  $           -0-    $            -0-   $        482,000
Michael J. Quigley, III (B)                  10%             1,000,000                            1,000,000                -0-
Other                                    Various               152,766              -0-                 -0-                -0-

Garden State Park:

Service America Corporation (C)               6%               240,000              -0-             240,000                -0-
                                                      ----------------     ------------      --------------     --------------
    Totals                                          $        1,524,766  $           -0-    $      1,240,000   $        482,000

Less:
Net Liabilities of Discontinued
  Operations - Current                                        (240,000)             -0-            (240,000)               -0-
                                                      ----------------     ------------      --------------     --------------
    Totals                                          $        1,284,766  $           -0-    $      1,000,000   $        482,000
                                                      ================     ============      ==============     ==============

     (A) Our promissory note issued to Robert E. Brennan, Jr., son of our former Chairman and Chief Executive Officer, represents the balance of the purchase price owing to Mr. Brennan, Jr. from our purchase from him of two large bronze sculptures located on the Garden State Park property, which sculptures were previously on loan to us from him. As amended, the note bears interest at 15% per annum beginning November 30, 2001 only if the principal of such note is not paid in full by December 10, 2001, and the note is due and payable on November 30, 2002, although we have the right to defer payment to such later date as we shall have received payment in full of the note it received when it resold the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


sculptures to Realen-Turnberry/Cherry Hill, LLC.

     (B) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. On May 14, 2001, the loan was modified to be due on demand. Principal and interest on the note was due on or about April 25, 2001. As collateral for the loan, we pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties.

     (C) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, we purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. We have paid $260,000 as of December 31, 2001 and yearly principal payments of $80,000 plus interest are due on December 28 of each year until December 28, 2003 when all outstanding principal will be due. We have not made a scheduled principal payment of $80,000 plus interest due on December 28, 2001. As of February 14, 2002, the Holder has not given notice in order to accelerate the debt, but could do so and take enforcement action against us at any time.

(5)  COMMITMENTS AND CONTINGENCIES

     See Note 8 for additional commitments and contingencies of the Company and transactions with related parties.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III, a related party, at an annual interest rate of 10%. Principal and interest on the note was due on April 25, 2001, however, on May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, we pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded options to purchase 2,000,000 shares of our Common Stock.

     Commencing in the third quarter of Fiscal 1999, the Company and certain of its officers and directors and former officers and directors received subpoenas from the Securities and Exchange Commission (the "SEC") relating to certain transactions and reports. We have fully cooperated with the SEC's investigation. We were advised by the staff of the SEC that they intend to recommend that the SEC bring actions against the Company and certain current and former officers. The Company and certain current and former officers have reached an agreement with the staff without admitting or denying the allegations, subject to approval by the SEC of which there can be no assurances, which would settle this matter.

     We are responsible for remediation costs associated with an environmental site on the Freehold Raceway property. We have accrued what it believes to be the total cost of remediation. At December 31, 2001, the remaining balance of such accrual was $270,000 for remediation costs. These accrued costs are expected to be incurred during the next approximate twenty months.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2001, the unpaid principal balance was $240,000. Yearly principal payments of $80,000 plus interest are due on December 28 of each year until December 28, 2003 when all outstanding principal will be due. We have not made a scheduled principal payment of $80,000 plus interest due on December 28, 2001. As of February 14, 2002, the Holder has not given notice in order to accelerate the debt, but could do so and take enforcement action against us at any time. The liquor license was transferred to the lessee in consideration of a $100,000 payment to us. Since the lessee was not awarded a license to own and operate an off-track betting facility prior to January 28, 2002 as required by the sales contract, the lessee may be required by us to transfer the liquor license back to us in consideration of our repayment of such $100,000 to the lessee.

     The Chapter 11 Trustee (the "Trustee") for the bankruptcy  estate of Robert
E. Brennan has asserted certain claims challenging the ownership of approximately 2,300,000 shares of our Common Stock (the "Shares") held by certain individuals. In order to preserve our net operating loss carryforwards which otherwise may be lost due to the Shares being transferred, we have entered into an agreement with the Trustee whereby we will pay the Trustee a minimum of $.50 per share or a maximum of $1 per share for the Trustee's release of claim to the Shares in the event that the Trustee is awarded a judgement granting him an ownership interest in the Shares and executes on such judgement. The price per share is based upon the average trading price per share during the previous thirty day period prior to the Trustee being awarded the judgement but will not be less than the agreed upon $.50 per share or more than $1 per share. It is expected that this agreement with the Trustee will be replaced by another agreement, in connection with the settlement being negotiated with the Trustee involving the purchase by our subsidiary of the Ship Mortgage Obligation on the vessel M/V Palm Beach Princess, pursuant to which we would purchase from the Trustee, on or about July 1, 2002, approximately 2,235,000 shares of common stock at a purchase price of $0.50 per share and acquire an option to purchase up to 2,315,731 additional shares of our common stock at $0.50 per share.

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we charter the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business out of the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we have entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Brennan Bankruptcy Trustee"), MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements, we would purchase from the Brennan Bankruptcy Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.8 million as of December 31, 2001 and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"), for a purchase price of $13.75 million. Such purchase price would be payable in consecutive monthly installments of $250,000 through a date to be negotiated, but expected to be no earlier than July 31, 2002, with a balloon payment due at that time. If the date for the final balloon payment is July 31, 2002, the amount of such payment at that time would be $10.5 million. Accordingly, we expect that we will need to generate $300,000 per month from operation of the vessel to pay the monthly bareboat charter fee and monthly installments to the Brennan Bankruptcy Trustee of the purchase price of the Ship Mortgage Obligation, at least until July 31, 2002, and expect to have the need for approximately $10 million in financing in order to make the balloon payment of the purchase price of the Ship Mortgage Obligation due

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


as early as July 31, 2002. We plan to seek refinancing of the vessel at the earliest possible time in order to finance such balloon payment. From time to time we have been delinquent in our monthly payment of $250,000 due at the end of each month. At January 1, 2002, two monthly payments were delinquent for a total of $500,000. The payment of $500,000 was made on January 28, 2002. The payment due January 31, 2002 has not been made as of February 19, 2002.

LEGAL PROCEEDINGS

     We are a defendant in various lawsuits incidental to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have material adverse effect on our financial position, results of operations, or cash flows.

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2001, in assessing the fair value of financial instruments, we have used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since our interest rates approximate current interest rates that would be available to us in the market place.

     Management belives that the carrying amounts of the two long-term notes receivable approximate fair value and will continue to evaluate the fair value of these insturments.

(7)  STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     At December 31, 2001, total employee options outstanding were 3,136,500 and
total  non-employee   options   outstanding  were  300,000.   All  employee  and
non-employee options were exercisable at December 31, 2001.

     (B)  WARRANTS

     At December 31, 2001, total warrants outstanding were 2,604,000. All warrants were exercisable at December 31, 2001.

(8)  RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, we have agreed to advance, as a loan, up to $1.5 million, the proceeds of which are to be used to pay costs and expenses for development of a golf course in Southern California. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. The project is a long-

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



term one, requiring environmental, engineering and other studies, regulatory approvals, other governmental entitlements and substantial additional funding. Loans by us to the limited partnership will bear interest at an annual rate of 12%, and we will have the right to convert our loans into a 50% equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, presently is 80%, and will be reduced proportionally if we exercises our right to convert our loans into equity. During the three and six months ended December 31, we loaned an additional $2,747 and $21,343, respectively, on this project. At December 31, 2001, approximately $714,900 has been loaned to such project. Additional loans by us may be required in the future in order to maintain our rights.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property owner, MJQ Development which is owned by Michael J. Quigley, III, is developing a condominium hotel resort. Mr. Quigley has no relationship to Robert
J. Quigley, one of our directors and former president. During the three and six months ended December 31, 2001, we loaned an additional $308,652 and $718,551, respectively and we have accrued interest in the amount of $93,238 and $228,179 for the three and six months ended December 31, 2001, respectively, on this project. At December 31, 2001, we have lent $2,709,150 to the property owner. These loans will bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will have the right to convert our loan into an equity interest (subject to receiving certain third party approvals), which would entitle us to receive a priority return of our investment and a priority profits interest equal to three times our investment. Repayment of these loans (and receipt of any return if we convert our loans to equity) will be subject to repayment of, first, bank webt of approximately $3.8 million incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million. If the project is successful, Mr. Murray stands to receive a contingent benefit, which could be substantial, from the owner for his participation in the project, but only after the Company and the owner have received priority returns of their investment and priority shares of profits.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. On May 14, 2001, the loan was modified to be due on demand. Principal and interest on the note was due on or about April 25, 2001. As collateral for the loan, we pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties.

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating an entertainment casino cruise business from the Port of Palm Beach, Florida. Michael J. Quigley, III is a principal of MJQ Corporation. Francis W. Murray, our Chairman, President and Chief Executive Officer, is an officer and director of MJQ Corporation, and his son, Francis X. Murray, is President and a director of MJQ Corporation and President of our subsidiary, Palm Beach Princess, Inc., which operates the vessel. Under the charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. As of December 31, 2001 we owed MJQ Corporation $1,650,688 for such expenses. Such amounts are classified as current accounts payable on our balance sheet. In

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


addition, in order to obtain the bareboat charter, we have entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Trustee"), MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements, we would purchase from the Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.8 million as of December 31, 2001 and secured by a ship mortgage against the Palm Beach Princess vessel (the "Ship Mortgage Obligation"), for a purchase price of $13.75 million. Pursuant to the letter of intent (which is subject to change during negotiation of the definitive agreements), such purchase price would be payable in 12 consecutive monthly installments of $250,000, a 13th payment of $10.5 million on April 30, 2002, and a final payment of $250,000 on July 1, 2002. Pursuant to the letter of intent, MJQ Corporation and its officers and directors (including Francis W. Murray and his son) would exchange mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

     For  additional   information  regarding  related  party  transactions  see
Footnote 5 of this Form 10-Q and Footnote 14 in the consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2001.

(9)  SUBSEQUENT EVENTS

     (A) On January 28, 2002, $906,455 of funds classified on the balance sheet as other current assets and previously held in escrow as a result of the sale of Freehold Racetrack and the lease of the Garden State Property, were released to us. $500,000 of these funds were used for payments that were to have been made pursuant to a letter of intent with the Brennan bankruptcy Trustee on account of our purchase of the Ship Mortgage Obligation. The balance of $406,455 was used for working capital.

     (B) We are considering a possible acquisition of gaming related business opportunities in South America. While we explore each business opportunity, including performance of due diligence, and pending negotiation of definitive agreements, we have lent $45,000 to persons and entities having rights to certain of these gaming opportunities. We are in the process of negotiating terms of participation in these business opportunities and expect the loans to be repaid in the event definitive agreements are not reached for our participation or if we determine not to proceed. If successful, the businesses in South America would involve a significant investment, expected to be between $6 million to $8 million, and would entail substantial risks (including political risks). The Board of Directors has authorized us to lend up to $500,000 in gaming related business opportunities in South America, pending completion of due diligence and conclusion of definitive agreements. As indicated, significantly greater amounts of investment will be required should we proceed with these projects. There can be no assurance that definitive agreements will be concluded or that we would be able to obtain necessary funds to proceed, and there is no assurance that we will be able to recover our loans should it not proceed.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2001


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in our most recent Annual Report on Form 10- K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     termination of the bareboat charter under which we operate our gaming business;
     general economic and business conditions affecting the tourism business in Florida;
     competition;
     execution of our new business strategy;
     changes in laws regulating the gaming industry;
     fluctuations in quarterly operating results as a result of seasonal and weather considerations; and events directly or indirectly relating to our business causing our stock price to be volatile.


Liquidity and Capital Resources

     Cash flow and liquidity during the six month period ended December 31, 2001 were influenced by receipt of approximately $1.2 million from the auction of all of the personal property (including equipment, furniture, furnishings and artwork) that we owned at Garden State Park, and receipt of $906,455 which had been held in escrow from the 1999 sale of Freehold Raceway and the lease of Garden State Park. Such cash flow was used, in part, to fund portions of the payments on account of the purchase price of the ship mortgage against the Palm Beach Princess, described below, to make loans of an additional $739,900 to the Southern California golf course and Fort Lauderdale, Florida real estate development projects during the six months ended December 31, 2001 as described in Note 8 - Related Party Transactions, and to explore other potential business opportunities. We are exploring business opportunities in South America and expect to continue to incur expenses for exploring potential business opportunities in the future (see Note 9 - Subsequent Events).

     The sources of cash described above were of a non-recurring nature. We are currently dependent upon the operations of the Palm Beach Princess vessel, described below, for substantially all of our cash flow

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we charter the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business out of the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we have entered into a letter of intent with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Brennan Bankruptcy Trustee"), MJQ Corporation and others which contemplates that, subject to the negotiation, execution and delivery of satisfactory definitive agreements,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2001


we would purchase from the Brennan Bankruptcy Trustee the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $14.8 million as of December 31, 2001 and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"), for a purchase price of $13.75 million. Such purchase price would be payable in consecutive monthly installments of $250,000 through a date to be negotiated, but expected to be no earlier than July 31, 2002, with a balloon payment due at that time. If the date for the final balloon payment is July 31, 2002, the amount of such payment at that time would be $10.5 million. Accordingly, we expect that we will need to generate $300,000 per month from operation of the vessel to pay the monthly bareboat charter fee and monthly installments to the Brennan Bankruptcy Trustee of the purchase price of the Ship Mortgage Obligation, at least until July 31, 2002, and expect to have the need for approximately $10 million in financing in order to make the balloon payment of the purchase price of the Ship Mortgage Obligation due as early as July 31, 2002. We are in the process of seeking financing for the vessel in order to make such balloon payment.

     We currently estimate that approximately $200,000 per month is needed to cover overhead expenses of International Thoroughbred Breeders. In addition, the cash flow from operations of the vessel is seasonal and we may generate sufficient funds in some months and not in others.

     Substantially all of our revenues are currently derived from our operation of the M/V Palm Beach Princess. Certain of our operating costs, including the charter fee payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover such expenses. We have not generated sufficient revenues from the M/V Palm Beach Princess to pay our expenses (including the charter fee) and to timely make the $250,000 per month payments to the Brennan Bankruptcy Trustee on account of the purchase price for the Ship Mortgage Obligation during the three and six months ended December 31, 2001. However, we were able to make all the $250,000 payments due December 31, 2001 (the payment for January 31, 2002 has not been made as of February 19, 2002) with funding from the parent company and by extending trade payables.

     The period July 1st to December 31st is a seasonably slow period for the vessel operation. The period from January 1st to June 30th has been a period of increased activity and profits for the vessel. Although we believe we can meet all our obligations during the next six months, there is no guarantee that we will be able to continue to make all the required payments, or that we will be able to finance the balloon payment expected to be due to the Brennan Bankruptcy Trustee and the failure to do so in the future could materially harm our revenues and cause us to lose our only operating asset.

     On July 18, 2001, we sold our condominium unit and an ownership interest in the Ocala Jockey Club that was located in Reddick, Florida. The sales price was $94,000 and the proceeds after closing fees and other expenses were $81,645. A gain of $77,577 was recognized during the first quarter of Fiscal 2002.

     Other possible sources of cash include the two promissory notes we received when we sold our Garden State Park real property in November 2000 and our Las Vegas real property in May, 2000. One such Note is in the face amount of $10 million, issued by Realen-Turnberry/Cherry Hill, LLC, the purchaser of the Cherry Hill property (the "$10 Million Note"), and the other promissory note is in the face amount of $23 million, issued by Turnberry/Las Vegas Boulevard, LLC, purchaser of our Las Vegas real property (the "$23 Million Note"). Under both Notes, interest and principal payments will be

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2001


dependent upon, and payable solely out of, the obligor's net cash flow available for distribution to its equity owners. After the obligor's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash in the case of the $10 Million Note, and the next $23 million of distributable cash in the case of the $23 Million Note, will be paid to us, and following our receipt of the face amount of the Note we will receive 33 1/3% of all distributable cash of the obligor until maturity of the Note. The probable timing and amounts of payments under these Notes cannot be predicted. If we need additional working capital, we may attempt to borrow on these Notes, but such borrowing is expected to be difficult to obtain as long as the timing and amounts of payments under the Notes remain unpredictable. An additional source of cash could be the net proceeds from the sale of the Garden Start Park liquor license that is available to us. (See Note 4)

     In conjunction with the settlement agreement being negotiated with the Brennan Bankruptcy Trustee, we expect to commit to purchase from the Brennan Bankruptcy Trustee approximately 2,235,000 shares of common stock in the Company at a purchase price of $0.50 per share, for an aggregate purchase price expected to be approximately $1,117,500. We believe that such stock purchase is desirable in order to prevent the Brennan Bankruptcy Trustee from selling such shares since the sale could adversely affect our tax loss carryforward. The letter of intent between us and the Brennan Bankruptcy Trustee contemplates that we would be obligated to consummate such purchase on July 1, 2002. Such letter of intent also provides for us to pledge payments due or to become due to us under the $10 Million Note as collateral security for our obligation to pay the purchase price of those shares of common stock. We hope to be able to fund such purchase by borrowing against either the $10 Million and or the $23 Million Notes, but no assurance can be given that we will be able to borrow against either of these Notes.

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

Discussion of Statement of Cash Flows for the Six Months Ended December 31,2001.

     Cash flows provided by operating activities were $817,121 for the six months ended December 31, 2001 as compared to cash (used) for operating activities in the amount of ($1,462,250) for the same period last year. During the six months ended December 31, 2001 we suffered a net (loss) of ($368,846) however an increase in accounts payable and accrued expenses of $1,110,234 and a decrease in accounts receivable of $549,798 offset by other adjustments produced cash flows from operations for the current period. The increase in accounts payable and accrued expenses from July 1, 2001 to December 31, 2001 was due in part because we began operating the Palm Beach Princess on April 30, 2001 and as of June 30, 2001 had only operated for two months in addition to our extending the trade payables during the six month period due to a slow period in the operating cycle. The decrease in accounts receivable was caused in part by the collection of $314,745 due to us from the corporate artwork and other personal property included in the June 2001 auction of assets. The proceeds were used for working capital purposes.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2001


     Our working capital as of December 31, 2001 was a negative ($1,319,112) as compared to a positive working capital of $559,356 at June 30, 2001. The negative change in working capital during the past six months of ($1,878,468) was caused by the (loss) in operations of ($368,846), an increase in accounts payable and accrued expenses of $1,110,234, and a decrease in accounts receivable of $549,798 during the most recent six months and the re-classification of debt in the amount of $132,000 and additional net borrowing of approximately $154,000.

     Cash used in investing activities was $781,687 during the six months ended December 31, 2001. In June 2001, we held an auction at which all of the personal property, including equipment, furniture, furnishings and art work, that we owned at Garden State Park was sold for approximately $1.2 million in cash, which was received during the past six months and used for working capital purposes and to make additional loans (which as of December 31, 2001 totaled $2,709,150) for the Ft. Lauderdale project. (See Note 8 - Related Party Transactions.) Additionally, cash was used for the refundable deposits made on the Palm Beach Princess Ship Mortgage Obligation in the amount of $1,000,000, the additional loans of $726,343 by us on development projects, and capital expenditures of $313,820 which were primarily associated with the Palm Beach Princess operations during the six months ended December 31, 2001.

     Cash used in financing activities was $82,931 during the six months ended December 31, 2001, primarily consisting of payments on short term notes.

Results of Operations for the Three Months Ended December 31, 2001 and 2000

     Revenue for the three months ended December 31, 2001 increased $4,985,234 from $75,125 in Fiscal 2001 to $5,060,359 in Fiscal 2002 primarily as a result of revenues generated by the Palm Beach Princess operations. Expenses increased $4,903,860 from $983,768 in the three month period in Fiscal 2001 to $5,887,628 primarily the result of operating expenses of $4,971,698 associated with the Palm Beach Princess during the second quarter of Fiscal 2002. General and Administrative expenses for the parent increased $129,456 primarily as a result of increased compensation costs.

     Effective April 30, 2001, we chartered the vessel M/V Palm Beach Princess for the purpose of operating an entertainment and casino cruise business out of the Port of Palm Beach, Florida. During the second quarter of Fiscal 2002, passenger count was 45,609, total revenue from the vessel was $4,957,317 which included casino revenue of $4,035,401, passenger fares of $574,542 and on board revenue of $347,374. Casino operating expenses which also includes food, beverage and entertainment for the three month period were $1,587,543 or 40% of casino revenue. Sales, marketing and advertising expenses were $669,424 and on board gift shop, catering and cabin expenses were $217,660. Maritime and maintenance costs to operate the ship were $1,478,489. Finance and administrative expenses were $1,018,582. The net loss for the second quarter from the operation of the vessel was ($14,380).

     From October 1, 2001 through October 5, 2001, the ship was in dry dock during its slow seasonal period for its annual preventive maintenance and underwent substantial repairs. Our business is also subject to seasonal fluctuations. Our peak seasons are the winter and spring seasons due to the increased local population as well as increased tourist populations.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2001


     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers. Out of the 171 scheduled cruises during the second quarter, 13 cruises were cancelled for weather or mechanical difficulties.

     From July 1, 2001 to December 4, 2001 the M/V Palm Beach Princess was the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition was approximately 50 miles away in Ft. Lauderdale, Florida. On December 10, 2001, following weather delays which cancelled scheduled initial cruises, another coastal gaming vessel, the S.S. Horizon Edge, began operating from Riviera Beach Marina, in close proximity to the Port of Palm Beach. This vessel is 186 feet and has a passenger capacity of 500 people. The M/V Palm Beach Princess is considerably larger at 421 feet with a passenger capacity of 850 people. The Horizon Edge operates on a similar schedule as the Palm Beach Princess, that is, two five hour cruises per day, 7 days a week, however, due to its smaller size it must cancel more cruises than the Palm Beach Princess for inclement weather. Additionally, the Port of Palm Beach is currently constructing a new terminal and larger port facilities which will enable the port to handle increased capacity, including possibly additional gaming cruise vessels. There is no assurance that other competing vessels will not enter the gaming business at the existing Port of Palm Beach, at a new and larger port facility under construction in Palm Beach or at another port facility in the future. We are currently assessing the impact this new competition will have on our financial statements.

     For the second quarter of Fiscal 2002, our loss was ($827,269) or ($.07) per share on weighted average outstanding shares of 11,480,272 as compared to a loss for the comparable period in prior fiscal year of ($908,643) or ($0.10) per share on weighted average outstanding shares of 8,980,262.

Results of Operations for the Six Months Ended December 31, 2001 and 2000

     Revenue for the six months ended December 31, 2001 increased $11,040,480 from $182,341 in Fiscal 2001 to $11,222,821 in Fiscal 2002 primarily as a result of revenues generated by the Palm Beach Princess operations. Expenses increased $10,008,930 from $1,560,737 in the six month period in Fiscal 2001 to $11,569,667 primarily the result of operating expenses of $10,014,997 associated with the Palm Beach Princess during the second half of Fiscal 2002. General and Administrative expenses for the parent increased $127,854 primarily as a result of increased compensation costs.

     As described above, the Palm Beach Princess performs fourteen cruises weekly. During the first half of Fiscal 2002, passenger count was 102,778, total revenue from the vessel was $10,898,355 which included casino revenue of $8,808,100, passenger fares of $1,305,343 and on board revenue of $792,912. Casino operating expenses which also includes food, beverage and entertainment for the three month period were $3,424,169 or 39% of casino revenue. Sales, marketing and advertising expenses were $1,398,839 and on board gift shop, catering and cabin expenses were $450,729. Maritime and maintenance costs to operate the ship were $2,968,095. Finance and administrative expenses were $1,773,164. Net income before taxes from operation of the vessel for the six months ended December 31, 2001 was $883,358. Out of the 355 scheduled cruises during the first half of Fiscal 2002, 17 cruises were cancelled for weather or mechanical difficulties. The dry dock period as described above also affected operations for the six months ended December 31, 2001.

     See Results of Operations for the Three Months Ended December 31, 2001 and 2000 for information dealing with new competition.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2001


     During the first half of Fiscal 2002, our loss was ($368,846) or ($.03) per share on weighted average outstanding shares of 11,480,270 as compared to a loss for the comparable period in prior fiscal year of ($1,378,396) or ($0.15) per share on weighted average outstanding shares of 8,980,259. The decrease in net loss of $1,009,550 was primarily the result of the net income from operation of the vessel.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     The Company did not file any reports on Form 8-K with respect to the quarter ended December 31, 2001.

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





                                     INTERNATIONAL THOROUGHBRED BREEDERS, INC.



February 19, 2002      /s/Francis W. Murray
                       ----------------------------------------------------
                       Francis W. Murray, President, and
                          Chairman of the Board




February 19, 2002      /s/William H. Warner
                       -------------------------------------
                       William H. Warner
                       Secretary/Treasurer
                       (Principal Financial and Accounting Officer)