Form 10-Q
period 2002-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2002-05-20
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2002
                              -------------------------------------------------
                                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

Commission file number                0-9624
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

                211 Benigno Boulevard, Bellmawr, New Jersey 08031
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (856) 931-8163
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes X  No
   ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                           Outstanding at May 17, 2002
------------------------------         ----------------------------------
Common Stock, $ 2.00 par value                 11,480,274 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                          PAGE
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                         as of March 31, 2002 and June 30, 2001...........1-2

                  Consolidated Statements of Operations
                         for the Three Months and Nine Months ended
                         March 31, 2002 and 2001 .........................3

                  Consolidated Statement of Stockholders' Equity
                         for the Nine Months ended March 31, 2002.........4

                  Consolidated Statements of Cash Flows
                         for the Nine Months ended
                         March 31, 2002 and 2001..........................5

                  Notes to Financial Statements...........................6-15

         Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations....16-21

PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K........................22

SIGNATURES        ........................................................23

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2002 AND JUNE 30, 2001

                                     ASSETS

                                         March 31,
                                           2002         June 30,
                                        (UNAUDITED)       2001
                                        -----------   --------------
CURRENT ASSETS:
     Cash and Cash Equivalents          $ 1,406,224   $ 1,361,287
     Deposit on Purchase of Palm
      Beach Princess Mortgage             3,000,000       750,000
     Accounts Receivable                    629,518       843,385
     Prepaid Expenses                       270,065       362,048
     Other Current Assets                    28,341     1,032,311
     Net Assets of Discontinued
      Operations - Current                   24,695     1,007,398
                                        -----------   -----------
          TOTAL CURRENT ASSETS            5,358,843     5,356,429
                                        -----------   -----------

LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                           0       214,097
     Equipment and Artwork                  646,408       289,426
                                        -----------   -----------
                                            646,408       503,523
     LESS: Accumulated Depreciation
            and Amortization                 93,471       285,004
                                        -----------   -----------

          TOTAL LAND, BUILDINGS AND
              EQUIPMENT, NET                552,937       218,519
                                        -----------   -----------

OTHER ASSETS:
     Notes Receivable                    33,000,000    23,000,000
     Note Receivable of Discontinued
      Operations - Long-Term                      0    10,000,000
     Deposits and Other Assets            8,447,072     2,816,260
                                        -----------   -----------
          TOTAL OTHER ASSETS             41,447,072    35,816,260
                                        -----------   -----------

TOTAL ASSETS                            $47,358,852   $41,391,208
                                        ===========   ===========


See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2002 AND JUNE 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,
                                                       2002          June 30,
                                                    (UNAUDITED)        2001
                                                   ------------    -------------
CURRENT LIABILITIES:
     Accounts Payable                              $  2,905,495    $  2,549,539
     Accrued Expenses                                 1,539,571       1,247,534
     Short-Term Debt                                  1,208,383       1,000,000
                                                   ------------    ------------
          TOTAL CURRENT LIABILITIES                   5,653,449       4,797,073
                                                   ------------    ------------

DEFERRED INCOME                                       8,243,874       4,138,426
                                                   ------------    ------------

LONG-TERM DEBT                                                0         482,000
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES                              --              --

STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
       Authorized 500,000 Shares, Issued and
       Outstanding,362,488 and 362,487 Shares,
       respectively                                  36,248,775      36,248,675
     Common Stock, $2 Par Value, Authorized
       25,000,000 Shares,Issued and Outstanding,
       11,480,274 and 11,480,267, respectively       22,960,547      22,960,533
     Capital in Excess of Par                        20,192,092      20,192,206
     (Deficit) (subsequent to June 30, 1993,
       date of quasi-reorganization)                (45,921,968)    (47,406,038)
                                                   ------------    ------------
                                                     33,479,446      31,995,376
     LESS:
        Deferred Compensation, Net                      (17,917)        (21,667)
                                                   ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                 33,461,529      31,973,709
                                                   ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 47,358,852    $ 41,391,208
                                                   ============    ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                   Three Months Ended              Nine Months Ended
                                                                         March 31,                     March 31,
                                                               ---------------------------    ----------------------------
                                                                   2002           2001            2002            2001
                                                               ------------   ------------    ------------   -------------
REVENUE:
     Revenue from Operations                                   $  7,941,213   $          0    $ 18,847,585   $          0
     Other Income                                                         0          1,402          70,056        128,207
     Interest Income                                                108,803         14,340         347,196         69,877
                                                               ------------   ------------    ------------   -------------
                                  TOTAL REVENUES                  8,050,016         15,742      19,264,837        198,084
                                                               ------------   ------------    ------------   -------------

EXPENSES:
     Cost of Revenues:
        Operating Expenses                                        4,601,560              0      13,077,840              0
        Depreciation & Amortization                                  53,921              0          77,966              0
     General & Administrative Expenses - Palm Beach Princess        587,008              0       2,043,202              0
     General & Administrative Expenses - Parent                     578,461      1,461,251       1,726,071      2,474,017
     Development Costs                                              260,352         63,676         501,955        214,940
     Interest and Financing Expenses                                 35,798         73,688         251,733        470,395
                                                                ------------   ------------    ------------   -------------
                                  TOTAL EXPENSES                  6,117,100      1,598,615      17,678,767      3,159,352
                                                                ------------   ------------    ------------   -------------

INCOME (LOSS)  BEFORE TAX PROVISION                               1,932,916     (1,582,873)      1,586,070     (2,961,268)
     State Income Tax Expense                                        80,000              0         102,000              0
                                                                ------------   ------------    ------------   -------------

NET INCOME (LOSS)                                              $  1,852,916   $ (1,582,873)   $  1,484,070   $ (2,961,268)
                                                                ===========    ============    ===========    ============



NET BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE                                            $       0.16   $      (0.15)  $        0.13   $     (0.31)
                                                                ===========    ============   ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                            11,480,273     10,708,664      11,480,271      9,491,211
                                                                ===========    ============   ============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)

                                                       Preferred                  Common
                                                 -----------------------  --------------------------
                                                 Number of                 Number of
                                                  Shares      Amount        Shares        Amount
                                                 ---------  ------------  ------------  ------------
BALANCE - JUNE 30, 2001                           362,487   $36,248,675    11,480,267   $22,960,533

   Shares Issued for Fractional Exchanges
      With Respect to the One-for-twenty
      Reverse Stock Split effected on
      March 13, 1992                                    1           100             7            14
   Amortization of Deferred Compensation Costs     ---          ---           ---           ---
   Net Income (Loss) for the Nine Months
      Ended March 31, 2002                         ---          ---           ---           ---

                                                 ---------  ------------  ------------  ------------
BALANCE - MARCH 31, 2002                          362,488   $36,248,775    11,480,274   $22,960,547
                                                 =========  ============  ============  ============


                                                     Capital                     Deferred
                                                    in Excess                    Compen-
                                                     of Par        (Deficit)     sation       Total
                                                   ------------  --------------  --------  -----------
BALANCE - JUNE 30, 2001                            $20,192,206   $ (47,406,038)  $(21,667) $31,973,709

   Shares Issued for Fractional Exchanges
      With Respect to the One-for-twenty
      Reverse Stock Split effected on
      March 13, 1992                                      (114)       ---          ---         ---
   Amortization of Deferred Compensation Costs         ---            ---           3,750        3,750
   Net Income (Loss) for the Nine Months
      Ended March 31, 2002                             ---           1,484,070     ---       1,484,070

                                                   ------------  --------------  --------  ------------
BALANCE - MARCH 31, 2002                           $20,192,092   $ (45,921,968)  $(17,917) $33,461,529
                                                   ============  ==============  ========  ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                    -------------------------------
                                                                        2002             2001
                                                                    -------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     (INCOME) LOSS BEFORE DISCONTINUED OPERATIONS                 $     1,484,070  $    (2,961,268)
                                                                    --------------   --------------
     Adjustments to reconcile income (loss) to net cash
       provided by (used in) operating activities:
                  Depreciation and Amortization                            81,716           29,039
                  (Gain) on Sale of Fixed Assets                          (77,577)               0
                  Changes in Operating Assets and Liabilities -
                     Decrease in Restricted Cash & Investments                  0          477,414
                     Decrease in Accounts Receivable                      213,866          425,258
                     (Increase) Decrease in Other Assets                 (291,061)          10,142
                     Decrease in Prepaid Expenses                          91,983          192,495
                     Increase (Decrease) in Accounts Payable and
                      Accrued Expenses                                    762,104         (381,938)
                     Increase in Deferred Revenue                               0           61,583
                                                                    --------------   --------------

     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES BEFORE
        DISCONTINUED OPERATIONS                                         2,265,101       (2,147,275)

     CASH USED IN DISCONTINUED OPERATING ACTIVITIES                             0         (897,847)
                                                                    --------------   --------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                2,265,101       (3,045,122)
                                                                    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage               (2,250,000)               0
    Proceeds from Auction of Garden State Park Fixed Assets             1,334,042                0
    Capital Expenditures                                                 (403,602)            (259)
    Loans made on Development Projects                                 (1,508,528)               0
    Decrease in Other Investment Activity                                       0          353,336
                                                                    --------------   --------------
     CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
       BEFORE DISCONTINUED INVESTING ACTIVITIES                        (2,828,088)         353,077
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                         0       20,000,000
                                                                    --------------   --------------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES               (2,828,088)      20,353,077
                                                                    --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Short-Term Loans                                              0          150,000
    Principal Payments on Short Term Notes                               (177,766)     (18,462,401)
    Decrease in Balances Due to/From Subsidiaries                         804,565       18,353,207
                                                                    --------------   --------------
     CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
       BEFORE DISCONTINUED FINANCING ACTIVITIES                          (626,799)          40,806
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                           0      (19,086,321)
                                                                    --------------   --------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (626,799)     (19,045,515)
                                                                    --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       63,812       (1,737,560)
          LESS CASH AND CASH EQUIVALENTS AT END OF THE PERIOD
            FROM DISCONTINUED OPERATIONS                                  (18,875)         (15,832)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
       BEFORE DISCONTINUED OPERATIONS                                   1,361,287          271,119
                                                                    --------------   --------------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD               $     1,406,224  $    (1,482,273)
                                                                    ==============   ==============

     Supplemental Disclosures of Cash Flow Information:
                  Cash paid during the period for:
                  Interest                                        $             0  $               0
                  Income Taxes                                    $             0  $               0

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     During the nine months ended March 31, 2002, a non-cash transaction reduced a long-term note payable and a long-term note receivable by $350,000.

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - We are currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

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

     (E) Net Assets of Discontinued Operations - At June 30, 2001 and March 31, 2002, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations."

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

     (J) Net Income (Loss) per Common Share - Income (Loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Options and warrants to purchase 5,740,500 shares of Common Stock at various prices per share, for each of the periods presented were not included in the computation of diluted income (loss) per share as their effect

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

would be anti-dilutive.

(2)  NOTES RECEIVABLE

     A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a promissory note in the face amount of $23,000,000. The interest rate will be adjusted from time to time since the interest issued by Turnberry actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to us. We will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of our purchase of the note. We may convert the promissory note, at our option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance.

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

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Brennan Bankruptcy Trustee (together with one-half of the interest paid by Realen under such note). The remaining $350,000 of the $700,000 note is classified in long-term deposits and other assets on our balance sheet as of March 31, 2002. As part of the settlement of the sculpture litigation, the party who sold us the sculptures, agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described in Note 4(A) below) by the same principal amount, $350,000, given up by us to the Trustee.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)  DISCONTINUED OPERATIONS

     On January 28, 1999, we completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility and on November 30, 2000, closed on the sale of the Garden State Park property. In connection with these transactions, we received 3 year contingent promissory notes aggregating up to $10 million which would have become due upon the purchaser receiving all governmental licenses and approvals necessary to own and operate off- track and telephone wagering facilities in New Jersey. The contingent notes expired in January 2002 without such contingency having been fulfilled.

     The net assets of the operations disposed of included in the accompanying consolidated balance sheets as of March 31, 2002 and June 30, 2001 consist of the following:

                                                 March 31, 2002   June 30, 2001
                                                 --------------   -------------
Classified As:
Current Assets                                    $   431,512      $  1,542,100
Current Liabilities                                  (406,817)        (534,702)
                                                    ---------       -----------
                  Net Assets of Discontinued
                     Operations - Current              24,695         1,007,398
           Note Receivable of Discontinued
                     Operations - Long-Term               -0-        10,000,000
                                                    ---------       -----------
         Net Assets of Discontinued Operations    $    24,695      $ 11,007,398
                                                    =========       ===========

     On February 20, 2002, all rights, title and interest in and to a note receivable in connection with the sale of the Garden State Park property in the amount of $10,000,000 was transferred to the parent company, International Thoroughbred Breeders, Inc. as a result of which such note receivable is no longer classified as part of the net assets of discontinued operations. (See Notes 2 & 6)

(4)  DEPOSITS AND OTHER ASSETS

     The following items are classified as deposits and other assets:

Loans to the Ft Lauderdale Project (See Note 9)                    $  2,936,767

Loans to the Golf Course Project in California (See Note 9)             750,526

Loans to the South American Gaming Projects (See Note 6)                392,792

Accounts Receivable from Leo Equity Group, Inc. (See Note 9)          3,000,000

Accounts Receivable from MJQ Corporation (See Note 9)                 1,000,000

Note Receivable from Realen-Turnberry/Cherry Hill, LLC (See Note 2)     350,000

Other Misc. Assets                                                       16,987
                                                                     -----------
                 Total Deposits and Other Assets                   $  8,447,072
                                                                     ==========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                           March 31, 2002
                                                    ----------------------------
                                      Interest
                                        % Per                         Long-
                                        Annum          Current        Term
                                     -----------    ------------- ------------
International Thoroughbred
Breeders Inc.:
--------------------------
MCJEM, INC. (A)                              15%    $    132,000  $     -0-

Michael J. Quigley, III (B)                  10%       1,000,000        -0-

Other                                    Various          76,383        -0-

Garden State Park:
------------------
Service America Corporation (C)               6%         240,000        -0-
                                                     -----------   --------
    Totals                                          $  1,448,383  $     -0-

Less:
Net Liabilities of Discontinued
  Operations - Current                                  (240,000)       -0-
                                                     -----------   --------
    Totals                                          $  1,208,383  $     -0-
                                                     ===========   ========

                                                         June 30, 2001
                                                    ------------------------
                                      Interest
                                        % Per                        Long-
                                        Annum         Current        Term
                                     -----------    ------------  ----------
International Thoroughbred
Breeders Inc.:
--------------------------
MCJEM, INC. (A)                              15%    $       -0-   $  482,000

Michael J. Quigley, III (B)                  10%       1,000,000         -0-

Other                                    Various            -0-          -0-

Garden State Park:
------------------
Service America Corporation (C)               6%         240,000         -0-
                                                     -----------   ---------
    Totals                                          $  1,240,000  $  482,000

Less:
Net Liabilities of Discontinued
  Operations - Current                                  (240,000)        -0-
                                                     -----------   ---------
    Totals                                          $  1,000,000  $  482,000
                                                     ===========   =========

     (A) Our promissory note payable to MCJEM, INC. represents the balance of the purchase price owing from our purchase of two large bronze sculptures located on the Garden State Park property.

     (B) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million note issued to us by Turnberry (the "Turnberry Note"). On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement with, among other parties, Donald F. Conway, the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Trustee"). (See Note 6)

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  COMMITMENTS AND CONTINGENCIES

     See Note 9 for additional commitments and contingencies of the Company and transactions with related parties.

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

     We are responsible for remediation costs associated with an environmental site on the Freehold Raceway property. We have accrued what we believe to be the total cost of remediation. At March 31, 2002, the remaining balance of such accrual was $155,000 for remediation costs. These accrued costs are expected to be incurred during the next seventeen months.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At March 31, 2002, the unpaid principal balance was $240,000. Yearly principal payments of $80,000 plus interest are due on December 28 of each year until December 28, 2003 when all outstanding principal will be due.

     Effective February 20, 2002, we entered into a Master Settlement Agreement and related agreements with the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert E. Brennan and a related Stock Purchase Agreement, Stock Option Agreement and, through our Palm Beach Princess, Inc. subsidiary, a Purchase and Sale Agreement, described below. These agreements followed many months of negotiation with the Trustee of the details of the transactions outlined in the letter of intent that had been signed by the parties effective April 30, 2001. It was on the basis of the letter of intent that we have been operating the vessel M/V Palm Beach Princess and conducting a casino cruise business since April 30, 2001.

     As permitted in the letter of intent with the Trustee, effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we have chartered the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as a charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we have been negotiating and, on February 20, 2002, concluded, a Master Settlement Agreement with the Trustee, MJQ Corporation and others, including Francis W. Murray, our Chairman, who is also a director and officer of MJQ Corporation. (See Note 9, Related Party Transactions.) The Master Settlement Agreement by its terms was subject to bankruptcy court approval, and on April 1, 2002, the approval of the United States Bankruptcy Court for the District of New Jersey, having jurisdiction over the bankruptcy estate of Robert E. Brennan, was obtained.

     In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary we entered into a Purchase and Sale Agreement which provides for our purchase from the Trustee of the promissory note of MJQ Corporation, having an outstanding balance of principal and interest of approximately $15.7 million as of March 31, 2002 and secured by a ship mortgage against the M/V

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Palm Beach Princess (the "Ship Mortgage Obligation"). The purchase price payable by us for the Ship Mortgage Obligation is $13.75 million. We began making payments on account of such purchase price effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continue under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment will be due. In the event that the balloon payment is not made by July 31, 2002, we may extend the time for payment of the balance of the purchase price for up to three (3) additional months, by paying $70,000 for a one month extension, an additional $80,000 for the second month extension and an additional $100,000 for the third month extension, which additional payments will not be credited towards the purchase price. In the event that any monthly payment or the balloon payment is not made when due (or any other default on our part occurs) which is not cured within the applicable grace period, at the election of the Trustee all of our monthly $250,000 payments (which would total $3.75 million assuming each month's payment is made prior to July 31, 2002) would be forfeited as liquidated damages and the Trustee would have the right to take possession and control of the vessel M/V Palm Beach Princess, but we would not have any further liability for any unpaid balance of the purchase price of the Ship Mortgage Obligation. The Trustee would also have the right to take over operating assets used in connection with the vessel, including the onboard cash bank, inventories, supplies and equipment, and the Trustee would assume current liabilities including trade debt and payroll. In the event the current assets so acquired by the Trustee are less than the amount of the current liabilities so assumed by the Trustee, we would be liable to the Trustee for such deficiency.

     The second agreement which we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Purchase Agreement. Under this Agreement, which superseded all prior agreements and understandings between us and the Trustee for the purchase of our common stock held or claimed by the Trustee, we agreed to purchase approximately 2,235,000 shares of our common stock at a purchase price of $0.50 per share on July 1, 2002. We desired to purchase these shares in order to preserve our net operating loss carryforwards which otherwise may be lost if the shares are transferred. As collateral security for our payment of the purchase price for these shares, we have granted to the Trustee a security interest in all proceeds of (including all payments that might be made in the future under) the $10 million Realen Note, described in Note 2 above (in connection with which Michael J. Quigley, III has released his prior security interest in the Realen Note).

     The third agreement we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Option Agreement, under which we have the right, exercisable at our option, to purchase any additional shares of our common stock over which the Trustee might obtain possession and control as a result of its claims in the Chapter 11 proceeding. If the Trustee obtains possession and control over shares in such proceeding, the Trustee will notify us and we will then have a limited period of time within which to decide to exercise our option. If we exercise the option, we will be obligated to purchase the specified shares of our common stock at a price of $0.50 per share.

     In other transactions related to our acquisition of the Ship Mortgage Obligation, we entered into an agreement to purchase the outstanding shares of stock in Leo Equity Group, Inc., and another agreement to purchase the outstanding shares in MJQ Corporation, in order to acquire control of the Palm Beach Princess business on a long-term basis. Leo Equity Group, Inc. has owned the agreement with the Port of Palm Beach under which the Palm Beach Princess vessel has been operating, and by our agreement to purchase the stock in Leo Equity Group, Inc., the shareholder of Leo Equity Group, Inc. has permitted us to negotiate a new long-term agreement with the Port which would replace Leo Equity Group's agreement with the Port. Further, our bareboat charter of the vessel from MJQ Corporation is scheduled to expire in August, 2002. Therefore, by agreeing to contract for the purchase of the shares of Leo Equity

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Group, Inc. and MJQ Corporation, we are in a position to control both the rights to the Port agreement and the ownership of the vessel itself (subject to the rights of the Trustee to take over such assets if we failto pay the balance of the purchase price for the Ship Mortgage Obligation when due).

     The purchase price we have agreed to pay for the stock in Leo Equity Group, Inc. is $250,000, payable in ten consecutive monthly installments of $25,000 each, without interest. As further consideration, we also agreed to reduce the exercise price of the Seller's previously granted options to purchase 300,000 shares of our common stock, to $0.50 per share. In consideration of the sale to us of the stock in MJQ Corporation, we have agreed to assume $3.7 million of indebtedness owing by MJQ Corporation's sole stockholder, of which $1.1 million is owing to Francis W. Murray, our Chairman, and $2.6 million is owing to Leo Equity Group, Inc. Leo Equity Group, Inc. has agreed to assign its rights to such $2.6 million receivable as described in Note 9, Related Party Transactions, therefore our assumption of the foregoing indebtedness to Leo Equity Group, Inc. will not entail any cash payment. Mr. Murray has indicated that he would be willing to defer payment of all or a portion of the assumed indebtedness owing to him. Terms for the satisfaction of such indebtedness have not yet been worked out between us and Mr. Murray. See Note 9 below, Related Party Transactions.

     In addition to the commitments described above, we are in the process of negotiating other potential acquisitions of gaming related businesses in foreign countries. While we explore each business opportunity, including performance of due diligence, and pending negotiation of definitive agreements, we have lent approximately $400,000 to persons and entities having rights to certain of these gaming opportunities. We are in the process of negotiating terms of participation in these business opportunities and expect the loans to be repaid in the event definitive agreements are not reached for our participation or if we determine not to proceed. If definitive agreements are concluded, the businesses in foreign countries would involve a significant investment, expected to be between $6 million to $8 million, and would entail substantial risks (including political risks). There can be no assurance that definitive agreements will be concluded or that we would be able to obtain necessary funds to proceed, and there is no assurance that we will be able to recover our loans should we not proceed.

LEGAL PROCEEDINGS

     We are a defendant in various lawsuits incidental to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have a material adverse effect on our financial position, results of operations, or cash flows.

     Commencing in the third quarter of Fiscal 1999, the Company and certain of its officers and directors and former officers and directors received subpoenas from the Securities and Exchange Commission (the "SEC") relating to certain transactions and reports. We have fully cooperated with the SEC's investigation. On March 27, 2002, as a result of actions brought against the Company and certain current and former officers by the SEC, a final judgement was entered against the Company and certain current and former officers without the parties admitting or denying the allegations which settled this matter.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2002, in assessing the fair value of financial instruments, we have used a variety of methods and assumptions, which were based on estimates of market conditions and loan risksexisting at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since our interest rates approximate current interest rates that would be available to us in the market place.

     Management believes that the carrying amounts of the two long-term notes receivable approximate fair value and will continue to evaluate the fair value of these instruments.

(8)  STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     At March 31, 2002,  total employee  options  outstanding were 3,136,500 and
total  non-  employee  options  outstanding  were  300,000.   All  employee  and
non-employee options were exercisable at March 31, 2002.

     (B)  WARRANTS

     At March 31, 2002, total warrants outstanding were 2,604,000. All warrants were exercisable at March 31, 2002.

(9)  RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors have agreed to advance, as a loan, up to $1.5 million, the proceeds of which are to be used to pay costs and expenses for development of a golf course in Southern California. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. The project is a long-term one, requiring environmental, engineering and other studies, regulatory approvals, other governmental entitlements and substantial additional funding. Loans by us to the limited partnership will bear interest at an annual rate of 12%, and we will have the right to convert our loans into a 50% equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, as of March 31 Mr. Murray's equity interest is 80%, and will be reduced proportionally if we exercise our right to convert our loans into equity. During the three and nine months ended March 31, 2002, we loaned an additional $73,273 on this project. At March 31, 2002, $750,526 has been loaned to such project. Additional loans by us may be required in the future in order to maintain our rights.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale to develop a 14-story building to include a 5-story parking garage, approximately 6,000

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

square feet of commercial space and a residential 9-story tower. The property owner, MJQ Development which is owned by Michael J. Quigley, III, is developing a condominium hotel resort. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors and former president. During the three and nine months ended March 31, 2002, we loaned an additional $405,540 and $1,042,462,respectively and we have accrued interest in the amount of $18,822 and $247,001 for the three and nine months ended March 31, 2002, respectively, on this project. At March 31, 2002, we have lent $2,936,767 to the property owner. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will have the right to convert our loan into an equity interest (subject to receiving certain third party approvals), which would entitle us to receive a priority return of our investment and a priority profits interest equal to three times our investment. Repayment of these loans (and receipt of any return if we convert our loans to equity) will be subject to repayment of, first, bank debt of approximately $3.8 million incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million. If the project is successful, Mr. Murray stands to receive a contingent benefit, which could be substantial, from the owner for his participation in the project, but only after the Company and the owner have received priority returns of their investment and priority shares of profits.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million Turnberry Note. On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement. (See Note 6)

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating an entertainment casino cruise business from the Port of Palm Beach, Florida. Michael J. Quigley, III is a principal of MJQ Corporation. Francis W. Murray, our Chairman, President and Chief Executive Officer, is an officer and director of MJQ Corporation, and his son, Francis X. Murray, is President and a director of MJQ Corporation and President of our subsidiary, Palm Beach Princess, Inc., which operates the vessel. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. As of March 31, 2002 we owed MJQ Corporation $1,656,395 for such expenses. Such amounts are classified as current accounts payable on our balance sheet. In addition, as described in Note 6 above, we have entered into a Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan , MJQ Corporation and others to purchase from the Trustee the Ship Mortgage Obligation of MJQ Corporation, having a balance of principal and interest outstanding of approximately $15.7 million as of March 31, 2002 for a purchase price of $13.75 million. Pursuant to the Master Settlement Agreement, MJQ Corporation and its officers and directors (including Francis W. Murray and his son) exchanged mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

     Also, as set forth in Note 6 above, we have entered into agreements to purchase all of the shares of outstanding stock of each of MJQ Corporation and Leo Equity Group, Inc. Mr. Francis W. Murray is an officer and director of MJQ Corporation and a director of Leo Equity Group, Inc. In consideration of the sale of the MJQ stock to us, we have agreed to assume $1.1 million of indebtedness owing by Michael J. Quigley, III to Francis W. Murray and $2.6 million of indebtedness owing by Michael J. Quigley to Leo Equity Group, Inc. Since Leo Equity Group, Inc. is assigning its right to receive payment of such $2.6 million of indebtedness to us, no cash outlay is expected to be made in assuming the indebtedness owing

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

to that entity. Mr. Murray has indicated that he would be willing to defer payment of all or a portion of the assumed indebtedness owing to him. Final terms for satisfaction of such indebtedness have not yet been completed. The purchase price payable by us for the stock in Leo Equity Group, Inc. is $250,000, payable without interest in 10 monthly installments of $25,000 each. We alsoagreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 300,000 shares of our common stock, from $4.00 per share to $0.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the Trustee under the Stock Purchase Agreement. The purpose of our contracting for such acquisitions is to enable us to continue the Palm Beach Princess business on a long term basis, subject to our ability to finance the balance of the purchase price for the Ship Mortgage Obligation due to the Trustee.

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan included a final settlement by the Trustee with numerous parties. Among those parties were Frank A. Leo, Leo Equity Group, Inc., Michael J. Quigley III and MJQ Corporation. During the quarter ended March 31, 2002 we charged Leo Equity Group $3,000,000 and MJQ Corporation $1,000,000 for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Trustee. We have deferred all income from these transactions until such time as it is received. Leo Equity Group is to assign to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, for payment of this obligation.

     For  additional   information  regarding  related  party  transactions  see
Footnote 6 of this Form 10-Q and Footnote 14 in the consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2001.


(10) SUBSEQUENT EVENTS

     On April 1, 2002 the Master Settlement Agreement and related agreements with the Trustee for the Bankruptcy Estate of Robert E. Brennan was approved by the United States Bankruptcy Court. Such approval became final and non-appealable on April 11, 2002. Until such time as the Settlement Agreement was approved by the Bankruptcy Court, and such approval became final and non-appealable, our deposits in the amount of $3,000,000 as of March 31, 2002 were refundable to us. Effective April 11, 2002 these deposits, classified as Current Assets as of March 31, 2002, along with future monthly deposits will no longer be refundable to us and subsequently will be classified as Other Assets on our Balance Sheet.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2002



ITEM 2 -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITIONS  AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Forward-Looking Statements
--------------------------

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in our most recent Annual Report on Form 10- K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

          o    inability to obtain financing;
          o termination of the bareboat charter under which we operate our gaming business;
          o general economic and business conditions affecting the tourism business in Florida;
          o    competition;
          o    execution of our new business strategy;
          o    changes in laws regulating the gaming industry;
          o fluctuations in quarterly operating results as a result of seasonal and weather considerations; and
          o events directly or indirectly relating to our business causing our stock price to be volatile.

Liquidity and Capital Resources
-------------------------------

     Cash flow and liquidity during the nine month period ended March 31, 2002 were influenced by receipt of approximately $1.2 million from the auction of all of the personal property (including equipment, furniture, furnishings and artwork) that we owned at Garden State Park, and receipt of $906,455 which had been held in escrow from the 1999 sale of Freehold Raceway and the lease of Garden State Park. Such cash flow was used, in part, to fund portions of the payments on account of the purchase price of the Ship Mortgage Obligation against the Palm Beach Princess, described in Note 6 above, to make loans of an additional $1,115,735 to the Southern California golf course and Fort Lauderdale, Florida real estate development projects during the nine months ended March 31, 2002 as described in Note 9 - Related Party Transactions, and to explore other potential business opportunities. We are exploring gaming related business opportunities in various foreign countries and expect to continue to incur expenses for exploring potential business opportunities in the future. As of March 31, 2002, we have made loans of approximately $400,000 in relation to the foreign projects and an additional $501,955 has been funded and expensed in various foreign projects during the 9 months ended March 31, 2002.

     On July 18, 2001, we sold our condominium unit and an ownership interest in the Ocala Jockey Club that was located in Reddick, Florida. The sales price was $94,000 and the proceeds after closing fees

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2002

and other expenses were $81,645. A gain of $77,577 was recognized during the first quarter of Fiscal 2002.

     The sources of cash described above were of a non-recurring nature. We are currently dependent upon operations of the Palm Beach Princess vessel, described below, for substantially all of our cash flow.

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we charter the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business out of the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we negotiated and on February 20, 2002 entered into a Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Trustee"), MJQ Corporation and others. As more fully described in Note 6 above, pursuant to the Master Settlement Agreement we have incurred the following financial commitments:

     o For the purchase of the Ship Mortgage Obligation, we are to pay $250,000 per month through July 31, 2002, and an additional $9.75 million balloon payment is due at that time; provided, however, that we may extend the date for payment of the balloon payment on a month-to-month basis for up to three months, until October 31, 2002, if we pay extension fees of $70,000 for the first month, an additional $80,000 for the second month and an additional $100,000 for the third month. If we fail to make any payment when due or otherwise are in default under the Purchase and Sale Agreement for the Ship Mortgage Obligation, and such failure or default is not cured within the applicable grace period, then the Trustee may elect to terminate the bareboat charter under which we operate the vessel M/V Palm Beach Princess, and the Trustee would then retain as liquidated damages all of the monthly payments we previously had made but we would have no further liability for payment of the purchase price. Upon such termination, we also would be liable to the Trustee for any amount by which the current liabilities assumed by the Trustee pursuant to the Purchase and Sale Agreement exceed the current assets acquired by the Trustee.

     o We are obligated to purchase approximately 2,235,000 shares of our common stock from the Trustee at $0.50 per share (aggregate purchase price of approximately $1,117,500), on July 1, 2002.

     Accordingly, we expect that we will need to generate $300,000 per month from operation of the vessel to pay the monthly bareboat charter fee and monthly installments of the purchase price for the Ship Mortgage Obligation, until July 31, 2002. Further, we currently estimate that approximately $200,000 per month is needed from operation of the vessel to cover overhead expenses of International Thoroughbred Breeders, Inc. In addition to such monthly requirements, we will need to obtain approximately $1.2 million in financing in order to pay the purchase price for the stock due the Trustee on July 1, 2002 and approximately $10 million in financing in order to make the balloon payment of the purchase price of the Ship Mortgage Obligation due as early as July 31, 2002. We are seeking financing for the vessel in order to fully pay all such obligations to the Trustee.

     Substantially all of our revenues are currently derived from our operation of the M/V Palm Beach Princess. The cash flow from operations of the vessel is seasonal and we may generate excess funds in some months and insufficient funds in other months. Certain of our operating costs, including the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2002


charter fee payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover such expenses. We have from time to time not generated sufficient revenues from the M/V Palm Beach Princess to pay our expenses and to timely make the $250,000 per month payments to the Trustee on account of the purchase price for the Ship Mortgage Obligation during the three and nine months ended March 31, 2002. However, we are current with the payments through April 30, 2002 and expect to remain current through the remainder of the fiscal year.

     The period July 1st to December 31st is a seasonably slow period for the vessel operation. The period from January 1st to June 30th has been a period of increased activity and profits for the vessel. Although we believe we can meet all our obligations this fiscal year, there is no guarantee that we will be able to continue to make all the required payments during this fiscal year, or that we may be able to finance the stock purchase price due July 1, 2002 or the balloon payment due as early as July 31, 2002 to the Trustee, and the failure to do so in the future would materially harm our revenues and cause us to lose our only operating asset.

     In addition to the financial commitments to the Trustee, we are continuing to explore new business opportunities. Subject to our entering into definitive agreements, we anticipate committing to fund or obtain financing for start-up businesses of up to $4 million in one case and $2 million in another, for capital expenditures and potential cash flow deficits of those new businesses.

     Other possible sources of cash include the two promissory notes we received when we sold our Garden State Park real property in November, 2000 and our Las Vegas real property in May, 2000. One such Note is in the face amount of $10 million, issued by Realen-Turnberry/Cherry Hill, LLC, the purchaser of the Cherry Hill property (the "$10 Million Note"), and the other promissory note is in the face amount of $23 million, issued by Turnberry/Las Vegas Boulevard, LLC, purchaser of our Las Vegas real property (the "$23 Million Note"). Under both Notes, interest and principal payments will be dependent upon, and payable solely out of, the obligor's net cash flow available for distribution to its equity owners. After the obligor's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash in the case of the $10 Million Note, and the next $23 million of distributable cash in the case of the $23 Million Note, will be paid to us, and following our receipt of the face amount of the Note we will receive 33 1/3% of all distributable cash of the obligor until maturity of the Note. The probable timing and amounts of payments under these Notes cannot be predicted. If we need additional working capital, we may attempt to borrow on these Notes, but such borrowing is expected to be difficult to obtain as long as the timing and amounts of payments under the Notes remain unpredictable.

     While management believes that the $10 Million Note and the $23 Million Note owned by us have substantial value and, ultimately, should generate significant cash payments to us, the timing of receipt of any such payments cannot be accurately predicted and we may not receive substantial payments under the notes for one year or more. At the same time, we have utilized available cash over the last several months, and expect to incur further costs in the development of projects which, while believed by management to be worthwhile, are expected to take more than one year before generating cash returns to us. We will seek to borrow against the notes in order to obtain funds for our short term obligations and current expenses and also for capital expenditures of any new business we enter. However, there can be no assurance that we will be able to borrow the necessary funds.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2002


Discussion of Statement of Cash Flows for the Nine Months Ended March 31, 2002.
-------------------------------------------------------------------------------

     Cash flows provided by operating activities were $2,265,101 for the nine months ended March 31, 2002 as compared to cash (used) for operating activities in the amount of ($3,045,122) for the same period last year.

     Our working capital as of March 31, 2002 was a negative ($294,606) as compared to a negative ($190,644) at June 30, 2001. The negative change in working capital during the past nine months was primarily caused by the use of cash to fund on-going development projects partially offset by the cash provided by operating activities and cash received from the Garden State Park personal property auction proceeds.

     Cash used in investing activities was $2,828,088 during the nine months ended March 31, 2002. In June 2001, we held an auction at which all of the personal property, including equipment, furniture, furnishings and art work, that we owned at Garden State Park was sold for approximately $1.3 million in cash, which was received during the past nine months and used for working capital purposes and to make additional loans (which as of March 31, 2002 totaled $2,936,767) for the Ft. Lauderdale project. (See Note 9 - Related Party Transactions.) Additionally, cash was used during the nine month period for the monthly payments made on the Palm Beach Princess Ship Mortgage Obligation in the amount of $2,250,000, for the additional loans of $1,508,528 by us on development projects, and for capital expenditures of $403,602 which were primarily associated with the Palm Beach Princess operations during the nine months ended March 31, 2002.

     Cash provided by financing activities was $626,799 during the nine months ended March 31, 2002, primarily consisting of payments on short term notes and inter-company transactions.

Results of Operations for the Three Months Ended March 31, 2002 and 2001
------------------------------------------------------------------------

     Revenue for the three months ended March 31, 2002 increased $8,034,274 from $15,742 in Fiscal 2001 to $8,050,016 in Fiscal 2002 primarily as a result of revenues generated by the Palm Beach Princess operations. Expenses increased $4,518,485 from $1,598,615 in the three month period in Fiscal 2001 to $6,117,100 primarily the result of operating expenses of $4,601,560 associated with the Palm Beach Princess during the third quarter of Fiscal 2002. General and Administrative expenses for the parent for the comparable period in Fiscal 2002 decreased $882,790 from Fiscal 2001 primarily as a result of a $500,000 non-cash compensation cost of the 2,500,000 shares of Common Stock issued to Francis W. Murray, the Company's Chief Executive Officer and remediation costs of approximately $300,000 associated with the sale of Freehold Raceway, both of which occurred in the third quarter of fiscal 2001.

     Effective April 30, 2001, we chartered the vessel M/V Palm Beach Princess for the purpose of operating an entertainment and casino cruise business out of the Port of Palm Beach, Florida. This business is subject to seasonal fluctuations. Our peak seasons are the winter and spring seasons due to the increased local population as well as increased tourist populations. During the third quarter of Fiscal 2002, passenger count was 68,687 and total revenue from the vessel was $7,941,213 which included casino revenue of $6,461,117, passenger fares of $1,030,335 and on board revenue of $449,761. Casino operating expenses which also includes food, beverage and entertainment for the three month period were $1,843,792 or 28% of casino revenue. Sales, marketing and advertising expenses were $740,573 and on board gift shop, catering and cabin expenses were $213,137. Maritime and maintenance costs to operate

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2002


the ship were $1,664,996. Finance and administrative expenses were $646,918. State Income Tax expense was $80,000. Net income for the third quarter from the operation of the vessel was $2,751,797.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers. Out of the scheduled 182 cruises during the third quarter, no cruises were cancelled for weather or mechanical difficulties.

     From July 1, 2001 to December 4, 2001 the M/V Palm Beach Princess was the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition was approximately 50 miles away in Ft. Lauderdale, Florida. From December 10, 2001 until April 29, 2002. when it returned to its home port of Boston Massachusetts, another coastal gaming vessel, the S.S. Horizon Edge, operated from Riviera Beach Marina, which is in close proximity to the Port of Palm Beach. This vessel was 186 feet and has a passenger capacity of 500 people. The M/V Palm Beach Princess is considerably larger at 421 feet with a passenger capacity of 850 people. The Horizon Edge operated on a similar schedule as the Palm Beach Princess, that is, two five hour cruises per day, 7 days a week, however, due to its smaller size it canceled more cruises than the Palm Beach Princess for inclement weather. Additionally, the Port of Palm Beach is currently constructing a new terminal and larger port facilities which will enable the port to handle increased capacity, including possibly additional gaming cruise vessels. It is our understanding that the coastal gaming vessel Texas Treasure II (formerly the M/V Contessa) will begin operating in the near future from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel is approximately 400 feet, was built in 1968 and has a passenger capacity of approximately 700 people. This vessel previously operated in competition with the Palm Beach Princess from May 13, 1999 until it discontinued operations on May 15, 2000. There is no assurance that other competing vessels will not enter the gaming business at the existing Port of Palm Beach, at a new and larger port facility under construction in Palm Beach or at another port facility in the future.

     For the third quarter of Fiscal 2002, our income was $1,852,916 or $.16 per share on weighted average outstanding shares of 11,480,273 as compared to a net loss for the comparable period in prior fiscal year of ($1,582,873) or ($0.15) per share on weighted average outstanding shares of 10,708,664. The change of $3,435,789 was primarily the result of the net income from operation of the vessel.

Results of Operations for the Nine Months Ended March 31, 2002 and 2001
-----------------------------------------------------------------------

     Revenue for the nine months ended March 31, 2002 increased $19,066,753 from $198,084 in Fiscal 2001 to $19,264,837 in Fiscal 2002 primarily as a result of revenues generated by the Palm Beach Princess operations. Expenses increased $14,519,415 from $3,159,352 in the nine month period in Fiscal 2001 to $17,678,767 primarily the result of operating expenses of $13,077,840 associated with the Palm Beach Princess during the nine month period in Fiscal 2002. General and Administrative expenses for the parent decreased $747,946 primarily as a result of the decreased compensation and environmental costs during the third quarter as discussed above.

     As described above, the Palm Beach Princess performs fourteen cruises weekly. During the nine months ended March 31, 2002, passenger count was 194,683, total revenue from the vessel was $18,847,585 which included casino revenue of $15,269,234, passenger fares of $2,335,678 and on board revenue of $1,242,673. Casino operating expenses which also includes food, beverage and entertainment

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2002


for the nine month period were $5,267,961 or 35% of casino revenue. Sales, marketing and advertising expenses were $2,139,412 and on board gift shop, catering and cabin expenses were $663,866. Maritime and maintenance costs to operate the ship were $4,623,465. Finance and administrative expenses were $2,437,727. State Income Tax expense was $102,000. Net income from operation of the vessel for the nine months ended March 31, 2002 was $3,613,154. Out of the 534 scheduled cruises during the nine months ended March 31, 2002, 13 cruises were cancelled for weather or mechanical difficulties. During the nine month period the vessel was placed in dry dock for 6 days in October, which is a slow seasonal period, for general maintenance and repairs.

     See Results of Operations for the Three Months Ended March 31, 2002 and 2001 for information dealing with new competition.

     During the nine months ended March 31, 2002, our net income was $1,484,070 or $.13 per share on weighted average outstanding shares of 11,480,271 as compared to a loss for the comparable period in prior fiscal year of ($2,961,268) or ($0.31) per share on weighted average outstanding shares of 9,491,211. The change of $4,445,338 was primarily the result of the net income from operation of the vessel.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     The Company did not file any reports on Form 8-K with respect to the quarter ended March 31, 2002.

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.



         May 20, 2002         /s/Francis W. Murray
                              --------------------------------------------
                              Francis W. Murray, President, and
                                 Chairman of the Board




         May 20, 2002         /s/William H. Warner
                              --------------------------------------------
                              William H. Warner
                              Secretary/Treasurer
                              (Principal Financial and Accounting Officer)