Form 10-K
period 2002-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2002-10-25
CIK 320573

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

For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

                           Commission File No. 0-9624

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                         22-2332039
          -----------------------------   ---------------------------------
          (State or other jurisdiction    (IRS Employer Identification No.)
                 of incorporation)


          211 Benigno Boulevard, Suite 210, Bellmawr, New Jersey    08031
          ------------------------------------------------------   -------
               (Address of principal executive offices)          (Zip Code)

                                 (856) 931-8163
          ---------------------------------------------------------------
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (b) of the Act: Common Stock, par value $2.00

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates of the registrant as of October 15, 2002 was approximately $1,435,891. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 15, 2002, there were 11,480,275 outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business                                                           1
Item 2.  Properties                                                         6
Item 3.  Legal Proceedings                                                  7
Item 4.  Submission of Matters to a Vote of Security Holders                7

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                            8
Item 6.  Selected Financial Data                                            9
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             10
Item 7A. Quantitative and Qualitative Disclosures about Market Risk        18
Item 8.  Financial Statements and Supplementary Data                       18
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              46

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                47
Item 11. Executive Compensation                                            50
Item 12. Security Ownership of Certain Beneficial Owners and Management    54
Item 13. Certain Relationships and Related Transactions                    56

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Report on Form 8-K    58

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors," could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o    general economic and business conditions;
     o    competition;
     o    execution of our new business strategy;
     o    changes in laws regulating our industry;
     o fluctuations in quarterly operating results as a result of seasonal and weather considerations; and
     o events directly or indirectly relating to our business causing our stock price to be volatile.

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

     To that end, as of April 30, 2001, we acquired, by a bareboat charter, operations of an offshore gaming vessel, the M/V Palm Beach Princess. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the three-mile territorial limit, engages in a casino gaming business. We acquired this business pursuant to a bareboat charter for a one- year term, which is continuing on a month-to-month basis, and, by negotiating to purchase the substantial debt secured by a mortgage against the vessel, we plan to negotiate an acquisition of the vessel and related assets. The business of operating the cruise vessel includes a variety of shipboard activities, including casino gaming, dining, music and other entertainment.

     Current Operations

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we charter the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Under the bareboat charter agreement, as amended, we are obligated to pay $50,000 per month as a charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we entered into a letter of intent as of April 30, 2001, and then concluded a Master Settlement Agreement dated February 22, 2002 with the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others, including Francis W. Murray, our Chairman, who is also a director and officer of MJQ Corporation. (See Item 13, Certain Relationships and Related Transactions.) The Master Settlement Agreement by its terms was subject to bankruptcy court approval, and on April 1, 2002, the approval of the United States Bankruptcy Court for the District of New Jersey, having jurisdiction over the bankruptcy estate of Robert E. Brennan, was obtained.

     In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary we entered into a Purchase and Sale Agreement with the Trustee which provides for our purchase from the Trustee of the promissory note of MJQ Corporation, having an outstanding balance of principal and interest of approximately $15.7 million as of June 30, 2002 and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"). The purchase price payable by us for the Ship Mortgage Obligation is $13.75 million. We began making payments on account of such purchase price effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continued under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment was to be due. The balloon payment was not made by July 31, 2002, and we exercised our right to extend the time for payment of the balance of the purchase price for three (3) additional months, by paying $70,000 for the first month extension, an additional $80,000 for the second month extension and an additional $100,000 for the third month extension, which additional payments will not be credited towards the purchase price. In the event that the balloon payment is not made when due (or any other default on our part occurs which is not cured within the applicable grace period), at the election of the Trustee all of our monthly $250,000 payments (which would total $4 million as of September 30, 2002) would be forfeited as liquidated damages and the Trustee would have the right to take possession and control of the vessel M/V Palm Beach Princess, but we would not have any further liability for any unpaid balance of the purchase price of the Ship Mortgage Obligation. The Trustee would also have the right to take over operating assets used in connection with the vessel, including the onboard cash bank, inventories, supplies and equipment, and the Trustee would assume current liabilities including trade debt and payroll. In the event the current assets so acquired by the Trustee are less than the amount of the current liabilities so assumed by the Trustee, we would be liable to the Trustee for such deficiency.

     Our transaction with the Brennan Bankruptcy Trustee, including our agreement to purchase the Ship Mortgage Obligation, is an opportunity which arose out of the Brennan Bankruptcy Trustee's claims against MJQ Corporation and others, including Mr. Murray, alleging that MJQ Corporation had received a loan (the Ship Mortgage Obligation) from an entity which, in turn, received funds from offshore trusts created by Robert E. Brennan (the Company's former chairman). The Brennan Bankruptcy Trustee acquired the Ship Mortgage Obligation through a settlement of litigation which the Brennan Bankruptcy Trustee brought against those offshore trusts. We learned of the opportunity to acquire the Ship Mortgage Obligation and of the opportunity to acquire, at least temporarily (through the bareboat charter), the vessel and MJQ Corporation's casino cruise business, through Mr. Murray's connection as a director of MJQ Corporation.

     Under the bareboat charter, we have (on a month-to-month basis) the right to operate the M/V Palm Beach Princess, which, once outside the three-mile territorial coastal limit, operates a casino gaming business.

     The Palm Beach Princess is a large, ocean going cruise ship with a passenger capacity of approximately 850 for coastal voyages. The ship is 420 feet long, 6,659 gross tons, and registered in the Republic of Panama. Originally built in 1964, the ship was substantially reconstructed, refurbished, and upgraded in 1973, 1984 and 1997. The ship fully complies with the highest standards of the International Convention on Safety of Life at Sea as applicable to large passenger ships, and is regularly subjected to safety and health inspections by the United States Coast Guard and the United States Public Health Service.

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

     Pursuant to the bareboat charter between MJQ Corporation, the owner of the vessel, and a subsidiary of ours, the vessel is provided to us on a month-to-month basis, unless earlier terminated. The charter may be terminated by the Trustee if we fail to pay the $9.75 million balance of the purchase price for the Ship Mortgage Obligation by October 31, 2002. As charterer of the vessel, we are responsible for maintaining the vessel, all machinery, boilers and other equipment on the vessel, and are responsible for making all necessary repairs. We are responsible for all expenses of operations, including all taxes payable in respect thereof. As charterer, we have the use of all equipment on board the vessel at the time it was delivered to us, and are responsible for re-delivery of the vessel and equipment at the end of the charter period in the same condition as when we received it, ordinary wear and tear excepted. We are also responsible for replacing any items of equipment that need to be replaced and, to the extent equipment may be leased, we are responsible for all rental and other liabilities of MJQ Corporation under such leases during the term of the charter. We are to keep all insurance in place for the vessel and equipment. Further, MJQ Corporation is to continue to conduct for us certain operations of the vessel until such time as we obtain, through our operating subsidiary, all permits, licenses and registrations required in connection with the operation of the vessel, including but not limited to, the federal water pollution certification, registration under the Gambling Devices Act, registration for Florida sales tax, and Florida alcoholic beverage licensing. All costs of such operations incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. Pending consummation of our purchase of the Ship Mortgage Obligation, we have not obtained such permits, licenses or registrations in our own or our subsidiary's name.

     Prior Operations

     In April of 1998, our Board of Directors authorized the exploration of strategic opportunities for our business, including a possible merger or sale of all of our assets. The Board ultimately decided that a sale of our assets was the preferred alternative.

     On January 28, 1999, we completed the sale of Freehold Raceway, the sale of a ten acre parcel at Garden State Park and the lease of Garden State Park facilities to subsidiaries of Greenwood Racing, Inc. The purchase price was $46 million, with up to an additional $10 million in Contingent Promissory Notes which would become payable only upon, among other things, the New Jersey Legislature's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing by certain dates and Greenwood's obtaining necessary licenses to operate by January 24, 2002. Such contingency did not occur.

     On May 22, 2000, through our wholly-owned subsidiary, Orion Casino Corporation, we closed on the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas,

Nevada to Turnberry/Las Vegas Boulevard, LLC. The sale price was $45 million and was paid by: (i) previous cash deposits totaling $2 million; and (ii) the balance of the sale price paid in cash at the closing. The proceeds from the El Rancho sale were principally used by us to reduce the outstanding balances on our loan from Credit Suisse First Boston Mortgage Capital LLC to $14.7 million and to purchase a promissory note, secured by the rights to 100% of the distributable cash of the buyer in the event of a default, of the buyer in the amount of $23 million, which will be convertible at our option into a 33 1/3% equity interest in the buyer. The interest payable under such note will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the Company have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of distributable cash will be paid to us. We will thereafter receive payments under the Note equal to 33 1/3% of all distributable cash until the maturity date, which occurs on the thirtieth anniversary of our purchase of the Note. We may convert the Promissory Note, at our option, into a 33 1/3% equity interest in the buyer during a six-month period beginning on the fifteenth anniversary of the issuance of the Note. If not then converted, the Note will convert into a 33 1/3% equity interest in the buyer on the thirtieth anniversary of its issuance. We have elected to defer the gain on the sale until such time that collectability, under the $23 million Note purchased from Turnberry after the closing, can be determined.

     On November 30, 2000, through our wholly-owned subsidiary, GSRT, LLC, we closed on the sale of our Garden State Park property, located in Cherry Hill, New Jersey, to Realen- Turnberry/Cherry Hill, LLC. The purchase price was $30 million and was paid by: (i) previous cash deposits totaling $1 million; (ii) a Promissory Note in the face amount of $10 million; and (iii) the balance of the purchase price paid in cash at the closing. The cash proceeds from such sale were principally used by us to repay in full the outstanding balances on our debt to Credit Suisse First Boston Mortgage Capital LLC of approximately $14.3 million and to repay in full approximately $3.75 million of principal and interest on the debt to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan which had been incurred to purchase 2,904,016 shares of our common stock.

     Under the $10 Million Note, the interest payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the buyer have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash will be paid to us. We will thereafter receive payments under the Note equal to 33 1/3% of all distributable cash until the maturity date, which occurs on the fifteenth anniversary of the issuance of the Note. We may convert the Promissory Note, at our option, into a 33 1/3% equity interest in Realen-Turnberry/Cherry Hill during the six-month period prior to the fifteenth anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen-Turnberry/Cherry Hill's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners. We have elected to defer the gain on the sale until such time that collectability under the $10 million Note from Realen-Turnberry/Cherry Hill can be determined.

     During June 2001, we held auctions at which all of the personal property, including equipment, furniture, furnishings and art work, that we owned at Garden State Park was sold for approximately $1.2 million in cash.

     Employees

     As of June 30, 2002, we employed 7 full-time corporate executive, administrative and clerical personnel. All of the crew of the M/V Palm Beach Princess (226 persons) and office and management personnel of MJQ Corporation (78 persons) are made available to us for operation of the casino cruise business under an arrangement between us and MJQ Corporation by which all costs of such personnel are borne by us.

     Competition

     From July 1, 2001 to December 4, 2001 the M/V Palm Beach Princess was the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition was approximately 50 miles away in Ft. Lauderdale, Florida. From December 10, 2001 until April 29, 2002, when it returned to its home port of Boston Massachusetts, another coastal gaming vessel, the S.S. Horizon Edge, operated from Riviera Beach Marina, which is in close proximity to the Port of Palm Beach. This vessel was 186 feet and had a passenger capacity of 500 people. The M/V Palm Beach Princess is considerably larger at 421 feet with a passenger capacity of 850 people. The Horizon Edge operated on a similar schedule as the Palm Beach Princess, that is, two five hour cruises per day, 7 days a week, however, due to its smaller size it canceled more cruises than the Palm Beach Princess for inclement weather. Additionally, in approximately June, 2002, the coastal gaming vessel Texas Treasure II (formerly the M/V Contessa) began operating from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel is approximately 400 feet, was built in 1968 and has a passenger capacity of approximately 700 people. This vessel had previously operated in competition with the Palm Beach Princess from May 13, 1999 until it discontinued operations on May 15, 2000. The operator of Texas Treasure II has announced an intention to replace that vessel with a larger vessel, Texas Treasure I, which is approximately 419 feet long and has a passenger capacity of more than 1,000 people. We compete with Texas Treasure II and expect to compete with Texas Treasure I on the basis of cruise schedules, passenger services, amenities, prices, and percentages of gaming win. Our agreement with the Port of Palm Beach District (see Item 2 - Properties, below) gives us a competitive advantage as to preferred cruise scheduling times and convenience of passenger parking areas.

     There is no assurance that other competing vessels will not enter the gaming business at the existing Port of Palm Beach, at a new and larger port facility in Palm Beach or at another port facility in the future.

     In addition to competing with other vessels in the coastal gaming cruise business, we compete with a variety of other entertainment activities in and around Palm Beach, Florida, including, but not limited to, land-based Indian gaming casinos, poker rooms, dog racing, state-sponsored lotteries, short-term cruises, resort attractions, various sports activities and numerous other recreational activities. There is no assurance that we will be able to successfully compete with such other activities.

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

     Federal and State Regulations - Florida

     The effect of amendments in 1994 to the Federal Gambling Ship Act and in 1992 to the Federal Johnson Act was to repeal the prior prohibition under Federal law of gambling aboard ships performing coastal voyages beyond the jurisdiction of state territorial waters (three miles on the United States Atlantic coast), and to permit individual states to enact laws regulating or prohibiting gambling aboard ships performing coastal voyages from ports located in such states. From time to time in prior years, bills have been introduced in the Florida legislature which, if enacted, would prohibit coastal gaming cruises from Florida ports. No of such bills have been enacted and no such bill is currently pending. There is a risk that the State of Florida may at some future date regulate or prohibit the coastal cruise gaming business. In addition, the Federal government could determine to enact regulations or prohibition of coastal gaming cruises.

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

     Item 2. Properties.

     We lease approximately 4,000 square feet of office space in Bellmawr, New Jersey which serves as our corporate headquarters. The lease is for a three year period, expiring on May 31, 2004, and provides for an option to extend such term for an additional three year period commencing June 1, 2004. We also lease, on a month to month basis, approximately 200 square feet of office space in Toms River, New Jersey which serves as a satellite executive office.

     In addition, through a subsidiary, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal. The new operating agreement provides priority scheduled times for our cruises, operating rights from the Port, and priority parking location for our passengers. The office space in the new office complex to be occupied by us comprises 11,105 square feet. (Pending construction of the tenant improvements to the new office space, we continue to occupy space in the Port which has been leased to MJQ Corporation, under arrangements with that corporation.) We are required to make tenant improvements to the new space, estimated to cost approximately $600,000, construction of which was to have commenced by July 30, 2002. While we have obtained a commitment for the construction financing, we had not begun construction by July 30, 2002 and received a notice from the Port's attorney asserting that we may be in default in that regard. We intend to proceed with construction of the required improvements to the leased space in due course and expect to be able to cure the potential default. Such lease would then extend for an initial term of five (5) years with our having two additional five-year renewal options. The prior holder of the operating agreement with the Port, Leo Equity Group, Inc., permitted us to take the new operating agreement and lease in our own subsidiary as a result of our agreement with the sole stockholder of Leo Equity Group, Inc. to purchase all of his shares in that corporation. Pursuant to that agreement, we have agreed to pay $250,000 as the purchase price for the stock in Leo Equity Group, payable in ten monthly installments of $25,000 each. See Note 15 to our financial statements ( Related Party Transactions) below.

     Item 3. Legal Proceedings.

     We are involved in litigation incidental to our prior ownership and operation of Garden State Race Track and Freehold Raceway. We do not believe that the resolution of any existing litigation will result in a material adverse effect on our business, results of operations, or financial condition.

     Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2002.

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


                                        High    Low
                                        ----    ---
         2001

                       First Quarter     .60   .20
                       Second Quarter    .45   .10
                       Third Quarter     .51   .19
                       Fourth Quarter    .46   .30
         2002
                       First Quarter     .30   .17
                       Second Quarter    .28   .17
                       Third Quarter     .50   .20
                       Fourth Quarter    .50   .23


     On June 30, 2002, there were approximately 30,200 holders of record of the shares of our outstanding common stock.

     We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future.

Item 6. Selected Financial Data.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                                                           Years Ended June 30,
                                                ---------------------------------------------------------------------------
                                                     2002         2001            2000            1999            1998
                                                -----------   ------------    ------------    -------------   -------------
Income (Loss) Before Discontinued
      Operations (1)(6)                        $  1,982,603  $  (2,402,142)  $  (6,980,831)  $  (16,034,769) $  (25,468,850)

Income From Discontinued Operations (3)        $          0  $           0   $           0   $    8,144,072  $    7,207,633

Net Income (Loss)                              $  1,982,603  $  (2,402,142)  $  (6,980,831)  $   (7,890,697) $  (18,261,217)

Per Common Share - Basic and Diluted:

Income (Loss) Before Discontinued Operations
  and Extraordinary Item                       $       0.17  $       (0.24)  $       (0.78)  $        (1.38) $        (1.82)

Gain on Sale of Net Assets of
   Discontinued Operations                     $       --    $        --     $         --    $         0.32  $          --

Income From Discontinued Operations            $       --    $        --     $         --    $         0.39  $         0.51

Net Income (Loss)                              $       0.17  $       (0.24)  $       (0.78)  $        (0.67) $        (1.31)

Weighted Average Number of Shares                11,480,272      9,987,114       8,980,244       11,554,476      13,978,086

                                                                               June 30,
                                                ---------------------------------------------------------------------------
                                                    2002          2001            2000             1999            1998
                                                -----------   ------------    ------------    -------------   -------------

Working Capital (Deficiency)(2)                $ (2,200,346) $    (190,644)  $ (17,792,740)  $  (33,069,102) $  (36,744,740)

Total Assets                                   $ 45,928,294  $  41,391,208   $  58,166,739   $   76,588,565  $  120,252,901

Long-Term Debt                                 $          0  $     482,000   $     482,000   $            0  $            0

Stockholders' Equity                           $ 33,961,312  $  31,973,708   $  33,870,852   $   40,846,683  $   59,913,361

(1) The Company commenced operation of a casino cruise vessel as of April 30, 2001 which materially affects the comparability of a portion of the information reflected in the above data.
(2) The working capital presentation in Fiscal 2002 reclassed to long term a $750,000 deposit that was previously present as current in Fiscal 2001.
(3) Prior to June 30, 1998, the Company decided to sell its racing operations. As a result, such operations have been classified as discontinued operations for all periods presented.
(4) As a result of the above described decision, the (loss) from continuing operations primarily consists of corporate expenses, charges and write-offs for years June 30, 1998 thorough June 30, 2000.
(5) The Company did not pay cash dividends during any of the fiscal years shown above.
(6) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for each of the three years in the period ended June 30, 2002.

Item 7. Management's Discussion And Analysis of Financial Conditions And Results of Operations

Liquidity and Capital Resources

     Cash flow and liquidity during the twelve month period ended June 30, 2002 included approximately $5.4 million in cash generated by the Palm Beach Princess operations (prior to cash payments of 2,750,000 used for the payments to the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan), approximately $1.2 million from the auction of all of the personal property (including equipment, furniture, furnishings and artwork) that we owned at Garden State Park, and $906,455 which had been held in escrow from the 1999 sale of Freehold Raceway and the lease of Garden State Park. Such cash flow was used, in part, to fund portions of the payments on account of the purchase price of the Ship Mortgage Obligation against the Palm Beach Princess, described in Note 10 - Commitments and Contingencies to our financial statements, to make loans of an additional $573,280 to the Southern California golf course and Fort Lauderdale, Florida real estate development projects during the twelve months ended June 30, 2002 as described in Note 15 - Related Party Transactions to our financial statements, and to explore other potential business opportunities. We are exploring gaming related business opportunities in various foreign countries and expect to continue to incur expenses for exploring potential business opportunities in the future. As of June 30, 2002, we have made loans of approximately $350,000 in relation to the foreign projects and an additional $933,814 has been funded and expensed in various foreign projects during the year ended June 30, 2002. We are currently dependent upon operations of the Palm Beach Princess vessel for substantially all of our cash flow.

     On July 18, 2001, we sold our condominium unit and an ownership interest in the Ocala Jockey Club that was located in Reddick, Florida. The sales price was $94,000 and the proceeds after closing fees and other expenses were $81,645. A gain of $77,577 was recognized during the first quarter of Fiscal 2002.

     Under our bareboat charter of the vessel, we are obligated to pay $50,000 per month as the charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we negotiated and on February 20, 2002 entered into a Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Trustee"), MJQ Corporation and others. Pursuant to the Master Settlement Agreement we have incurred the following financial commitments:

     1. For the purchase of the Ship Mortgage Obligation, we are to pay $250,000 per month through July 31, 2002, and an additional $9.75 million balloon payment was due at that time. As permitted by the Master Settlement Agreement we have extended the date for payment of the balloon payment on a month-to-month basis until October 31, 2002 by paying extension fees of $70,000 for the first month, an additional $80,000 for the second month and an additional $100,000 for the third month. If we fail to make the balloon payment by October 31, 2002 or otherwise are in default under the Purchase and Sale Agreement for the Ship Mortgage Obligation, and such default is not cured within the applicable grace period, then the Trustee may elect to terminate the bareboat charter under which we operate the vessel M/V Palm Beach Princess, and the Trustee would then retain, as liquidated damages, all of the monthly payments we previously had made but we would have no further liability for payment of the purchase price. Upon such termination, we also would be liable to the Trustee for any amount by which the current liabilities assumed by the Trustee pursuant to the Purchase and Sale Agreement exceed the current assets acquired by the Trustee.

     2. We were obligated to purchase approximately 1,785,000 shares of our common stock from the Trustee at $0.50 per share (aggregate purchase price of approximately $892,500), on July 1,

          2002. We are currently in negotiations with the Trustee to extend the purchase date and payment of the purchase price for these shares.

     We also are committed to making the tenant improvements to new office space at the Port of Palm Beach. The cost of such improvements is expected to be approximately $600,000. We have received a commitment for financing such cost and expect that funding will be available before October 31, 2002.

     We currently estimate that approximately $200,000 per month is needed from operation of the vessel to cover overhead expenses of International Thoroughbred Breeders, Inc. We will need to obtain approximately $1 million in financing in order to pay the purchase price for the stock that was due the Trustee on July 1, 2002 and approximately $10 million in financing in order to make the balloon payment of the purchase price of the Ship Mortgage Obligation due on October 31, 2002. We are seeking financing in order to fully pay all such obligations to the Trustee. Failure to obtain such financing may result in the loss of our only operating business and source of working capital.

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

     Other possible sources of cash include the two promissory notes we received when we sold our Garden State Park real property in November, 2000 and our Las Vegas real property in May, 2000. One such Note is in the face amount of $10 million, issued by Realen-Turnberry/Cherry Hill, LLC, the purchaser of the Cherry Hill property (the "$10 Million Note"), and the other promissory note is in the face amount of $23 million, issued by Turnberry/Las Vegas Boulevard, LLC, purchaser of our Las Vegas real property (the "$23 Million Note"). Under both Notes, interest and principal payments will be dependent upon, and payable solely out of, the obligor's net cash flow available for distribution to its equity owners. After the obligor's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash in the case of the $10 Million Note, and the next $23 million of distributable cash in the case of the $23 Million Note, will be paid to us, and following our receipt of the face amount of the Note we will receive 33 1/3% of all distributable cash of the obligor until maturity of the Note. The probable timing and amounts of payments under these Notes cannot be predicted. We are attempting to borrow on these Notes for additional working capital but such borrowing is expected to be difficult to obtain as long as the timing and amounts of payments under the Notes remain unpredictable.

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

     On October 25, 2002 the Company received a Letter of Interest for a proposed $8 million financing, subject to additional due diligence. Principal and interest of 7% per annum would be due monthly, based on a 5 year amortization, with a balloon payment due 3 years from closing. Additionally the bank would take a subordinated position of $7 million in our $10 million note due from the sale of our Garden State Park property. It is the Company's intent to borrow an additional $2 million on this note to satisfy the entire payment of $9.75 million due to the Trustee for the purchase of the Ship Mortgage and to complete the purchase of 1,785,000 Company shares from the Trustee for $892,500. Additionally, at this time we are negotiating with the Trustee to extend the closing date under the Purchase and Sale Agreement from October 31, 2002 until December 31, 2002. There can be no assurances that the proposed loans will be received, or that we will be successful in our negotiations with the Trustee.

Discussion of Statement of Cash Flows for the Year Ended June 30, 2002.
-----------------------------------------------------------------------

     Cash flows provided by operating activities were $2,570,950 for the year ended June 30, 2002 compared to cash provided by operating activities in the amount of $1,198,225 for the same period last year. Fiscal 2002 includes a full 12 months of operation of the M/V Palm Beach Princess, versus two months in fiscal 2001.

     Our working capital as of June 30, 2002 was a negative ($2,200,346) as compared to a negative ($190,644)(after the reclassification presentation on the Fiscal 2002 financial statements of the $750,000 deposit on the Ship Mortgage Obligation which became non-refundable as a result of the Master Settlement Agreement signed on February 20,2002) at June 30, 2001. The decrease in working capital during the past twelve months was primarily caused by the use of cash to fund on-going development projects partially offset by the cash provided by operating activities and cash received from the auction of Garden State Park personal property.

     Cash used in investing activities was $3,044,925 for the year ended June 30, 2002. In June 2001, we held an auction at which all of the personal property, including equipment, furniture, furnishings and art work, that we owned at Garden State Park was sold for approximately $1.2 million (net of costs) in cash, which was received during the first half of Fiscal 2002 and was used for working capital purposes and to make additional loans of $447,241 for the Ft. Lauderdale project. (See Note 15 - Related Party Transactions.) Additionally, cash was used during the twelve month period for the monthly payments made on the Palm Beach Princess Ship Mortgage Obligation in the amount of $2,750,000, for additional loans of $922,751 by us on development projects, and for capital expenditures of $480,614 which were primarily associated with the Palm Beach Princess operations during the year ended June 30, 2002.

     Cash used in financing activities was $100,000 during the year ended June 30, 2002, primarily consisting of payments on short term notes and inter-company transactions.

Results of Operations for the Year Ended June 30, 2002 and 2001
---------------------------------------------------------------

     Revenue for the year ended June 30, 2002 increased $21,134,500 from $4,921,091 in Fiscal 2001 to $26,055,591 in Fiscal 2002 primarily as a result of revenues generated by the Palm Beach Princess operations. Expenses increased $16,610,505 from $7,323,233 in Fiscal 2001 to $23,933,738 in Fiscal 2002 primarily as the result of total operating expenses of $20,466,948 associated with the Palm Beach Princess during the twelve month period in Fiscal 2002 as compared to $3,767,710 for the two month period of operations in Fiscal 2001. General and Administrative expenses for the parent decreased $904,762 primarily as a result of a Fiscal 2001 $500,000 non-cash compensation cost of the 2,500,000 shares of Common Stock issued to Francis W. Murray, the Company's Chief Executive Officer and Fiscal 2001 remediation costs of approximately $300,000 associated with the sale of Freehold Raceway.

     During the year ended June 30, 2002, our net income was $1,982,603 or $.17 per share on weighted average outstanding shares of 11,480,272 as compared to a loss for the comparable period in prior fiscal year of ($2,402,142) or ($0.24) per share on weighted average outstanding shares of 9,987,114. The change of $4,384,745 was primarily the result of the net income from a full year's operation of the vessel.

     The Palm Beach Princess business is subject to seasonal fluctuations. Our peak seasons are the winter and spring seasons due to the increased local population as well as increased tourist populations. During the year ended June 30, 2002, our first full year of operation, passenger count was 256,021 and total revenue from the vessel was $25,473,777 which included casino revenue of $20,562,757, passenger fares of $3,199,389 and on board revenue of $1,711,631. Casino operating expenses which also includes food, beverage and entertainment for the twelve month period were $7,147,301 or 35% of casino revenue.

Sales, marketing and advertising expenses were $2,934,483 and on board gift shop, catering and cabin expenses were $871,893. Maritime and maintenance costs to operate the ship were $6,151,650. Finance and administrative expenses were $3,361,621. State Income Tax expense was $139,250. Net income from operation of the vessel for the year ended June 30, 2002 was $4,867,579. Out of the 710 scheduled cruises during the year ended June 30, 2002, 13 cruises were cancelled for weather or mechanical difficulties. During the twelve month period the vessel was placed in dry dock for 6 days in October, which is a slow seasonal period, for general maintenance and repairs.

     From July 1, 2001 to December 4, 2001 the M/V Palm Beach Princess was the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition was approximately 50 miles away in Ft. Lauderdale, Florida. From December 10, 2001 until April 29, 2002, another coastal gaming vessel, the S.S. Horizon Edge, operated from Riviera Beach Marina, which is in close proximity to the Port of Palm Beach. This vessel was 186 feet and has a passenger capacity of 500 people. The M/V Palm Beach Princess is considerably larger at 421 feet with a passenger capacity of 850 people. The Horizon Edge operated on a similar schedule as the Palm Beach Princess, that is, two five hour cruises per day, 7 days a week, however, due to its smaller size it canceled more cruises than the Palm Beach Princess for inclement weather. Another coastal gaming vessel, Texas Treasure II, began operating in approximately June 2002 from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel is approximately 400 feet, was built in 1968 and has a passenger capacity of approximately 700 people. Its operator has announced plans to replace it with a larger vessel, having a passenger capacity of more than 1,000 people, which would increase the uncertainties of our business attributable to increased competition.

Results of Operations for the Fiscal Years Ended June 30, 2001 and 2000
-----------------------------------------------------------------------

     Revenue from operations for the year ended June 30, 2001 increased by $4,474,503 from $446,588 in Fiscal 2000 to $4,921,091 in Fiscal 2001 primarily as a result of revenues generated by the Palm Beach Princess operations which commenced on April 30, 2001. Total expenses decreased $104,186, from $7,427,419 in Fiscal 2000 to $7,323,233 in Fiscal 2001. This decrease in expenses was primarily the net result of: (i) a decrease in interest and financing expense of $3,273,054 primarily as a result reduced debt; (ii) carrying costs of $1,011,634 during Fiscal 2000 for the El Rancho property being eliminated as a result of its sale in Fiscal 2000; partially offset by (iii) operating expenses of $ 3,315,260 associated with the Palm Beach Princess during the two month period in Fiscal 2001; (iv) an increase in general and administrative expenses of $739,520 primarily associated with: (a) the $500,000 non-cash compensation cost of the 2,500,000 shares of common stock issued to Francis W. Murray, our Chief Executive Officer, on January 28, 2001; and (b) additional environmental remediation costs of approximately $300,000 associated with the sale of Freehold Raceway.

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

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 144, "Accounting for the Impairment of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases". This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify menaings, or describe their applicability under changed conditions.

     In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associates with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

     In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions". Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

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

     Substantially all of our revenues are currently derived from our operation of the M/V Palm Beach Princess. Certain of our operating costs, including the charter fee payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover such expenses. While we have generated sufficient revenues from the M/V Palm Beach Princess to pay its expenses and the $250,000 per month payments to the Brennan Bankruptcy Trustee on account of the purchase price for the Ship Mortgage Obligation, there is no guarantee that we will be able to continue to cover operating expenses of that business, and our failure to do so could have materially adverse consequences.

Our acquisition of operations of the M/V Palm Beach Princess remains temporary.

     Our acquisition of operations of the vessel M/V Palm Beach Princess at this time is derived from a bareboat charter which had an initial term ending July 31, 2002 and which thereafter continues on a month-to-month basis. If MJQ Corporation terminates or decides not to extend our bareboat charter, we stand to lose our primary operating business and source of revenues.

Retention of the casino cruise business also depends upon our ability to borrow approximately $10 million to refinance the Ship Mortgage Obligation.

     At October 31, 2002, a balloon payment of the remaining balance ($9.75 million) of the purchase price for the Ship Mortgage Obligation will be due and payable. Our failure to pay the balloon payment when due will permit the Bankruptcy Trustee to terminate the bareboat charter arrangement and take possession of the vessel M/V Palm Beach Princess. While we would not be liable for any unpaid portion of the purchase price of the Ship Mortgage Obligation, we would forfeit (as liquidated damages) all of the $4.0 million previously paid by us towards that purchase price. Our ability to pay the balloon payment when due is dependent upon our ability to refinance the Ship Mortgage Obligation. We are seeking to borrow a minimum of $10 million with which to make the balloon payment of the purchase price of the Ship Mortgage Obligation. There is a substantial risk that we will not be able to obtain such financing.

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

We face competition to our gaming operations.

     We currently compete with a variety of other vacation activities in and around Palm Beach, Florida, including short-term cruises, resort attractions and sporting and other recreational activities. Moreover, another coastal gaming vessel is now operating from the Port of Palm Beach and the operator of that vessel has announced plans to bring in a larger vessel to do so. That vessel's passenger capacity will be larger than ours. We also expect competition in other areas surrounding Palm Beach in the future. Within fifty miles of the Port of Palm Beach, there are a number of smaller marinas that are capable of handling other coastal gaming vessels, although any such vessels necessarily would be substantially smaller than the Palm Beach Princess. Our operations compete directly with the other Palm Beach vessel and in the future we expect competition to increase as new gaming operators enter our market, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. Our operations compete directly with the Texas Treasure at our Palm Beach location. Increased competition will result from expanded gaming in existing jurisdictions and as gaming is legalized in new jurisdictions.

     In general, gaming activities include traditional land-based casinos, dockside gaming, casino gaming on Indian land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari- mutuel betting on horse racing, dog racing and jai-alai and sports bookmaking. Our operations compete with all of these forms of gaming and will compete with any new forms of gaming that may be legalized in the future, as well as with other types of entertainment. Over the past few years, there has been an attempt to legalize gaming throughout the state of Florida. While this movement has yet to be successful, it is likely that the gaming industry will continue to pursue legalization of gaming in Florida, and we believe that the legalization of gaming in Florida would have a material adverse impact on our operations. In addition, we are also subject to competition from other gaming establishments in other jurisdictions, including but not limited to Atlantic City, New Jersey, Las Vegas, Nevada, the Bahamas, and riverboat gambling on the Mississippi river. Such competition could adversely affect our ability to compete for new gaming opportunities and to maintain revenues.

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

     The M/V Palm Beach Princess and any other vessels which we may operate in the future must comply with various international and U.S. Coast Guard requirements as to ship design, on-board facilities, equipment, personnel and general safety. Our inability to maintain compliance with such regulations could force us to incur additional costs to retain compliance or require us to buy new vessels. In addition, we are subject to certain Federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, the Clean Water Act, and other environmental rules and regulations. The coverage and compliance costs associated with such laws, regulations and ordinances may result in future additional costs to our operations.

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

     The market price of our stock is dependent upon future operating results, and therefore, is highly dependent on specific developments including, but not limited to, any failure on our part to, pay the balloon payment of $9.75 million for the Ship Mortgage Obligation by October 31, 2002 passage or defeat of relevant gaming legislation or related initiatives, weather patterns, and the general vibrancy of the economy and the Florida tourism industry. Announcements concerning legislation approving or defeating gaming legislation, various
governmental   actions,   developments
in the gaming industry generally, announcements by our competition, weather patterns, and other general economic matters or tourism industry may have a significant impact on the market price of our common stock.

Terrorist Attacks of September 11, 2001

     The terrorist attacks of September 11, 2001 adversely impacted our operations and have effected our ability to borrow the approximately $10 million dollars needed in order to make the balloon payment of the purchase of the Ship Mortgage Obligation due on October 31, 2002 and to pay for the purchase of the stock that was due to the Trustee on July 1, 2002. These attacks as well as any similar attacks and/or future security alerts could have a material adverse effect on our future operations.

Item 7A Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable

Item 8 Financial Statements and Supplemental Data.


                          INDEX TO FINANCIAL STATEMENTS



                 Report of Independent Public Accountants ...19
                 Balance Sheets .............................20
                 Statements of Operations ...................22
                 Statements of Stockholders' Equity .........23
                 Statements of Cash Flow ....................24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Bellmawr, New Jersey


     We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, should the Company not be able to make payments in accordance with the Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan, the Company will forfeit the deposits as liquidated damages and the bareboat charter of the M/V Palm Beach Princess would cease. This condition raises substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 2002, 2001 and 2000 and the results of their operations and their cash flows for the three years ended June 30, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.



                               STOCKTON BATES, LLP



Philadelphia, Pennsylvania
September 10, 2002

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND 2001

                                     ASSETS

                                                                          June 30,
                                                              ---------------------------------
                                                                   2002              2001
                                                              ---------------    --------------
CURRENT ASSETS:
     Cash and Cash Equivalents                              $        796,610   $     1,361,287
     Accounts Receivable                                              37,682           843,385
     Prepaid Expenses                                                190,639           362,048
     Other Current Assets                                            391,596         1,032,311
     Net Assets of Discontinued Operations - Current                 123,569         1,007,398
                                                              ---------------    --------------
     TOTAL CURRENT ASSETS                                          1,540,096         4,606,429
                                                              ---------------    --------------


LAND, BUILDINGS AND EQUIPMENT:
     Land and Buildings                                                    0           214,097
     Equipment and Artwork                                           723,420           289,426
                                                              ---------------    --------------
                                                                     723,420           503,523
     LESS: Accumulated Depreciation and Amortization                 113,061           285,004
                                                              ---------------    --------------

     TOTAL LAND, BUILDINGS AND EQUIPMENT, NET                        610,359           218,519
                                                              ---------------    --------------



OTHER ASSETS:
     Notes Receivable                                             33,000,000        23,000,000
     Note Receivable of Discontinued Operations - Long-Term                0        10,000,000
     Deposit on Purchase of Palm Beach Princess Mortgage           3,500,000           750,000
     Deposits and Other Assets                                     7,277,839         2,816,260
                                                              ---------------    --------------
     TOTAL OTHER ASSETS                                           43,777,839        36,566,260
                                                              ---------------    --------------


TOTAL ASSETS                                                $     45,928,294   $    41,391,208
                                                              ===============    ==============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30,
                                                             ---------------------------------
                                                                  2002              2001
                                                             ---------------    --------------
CURRENT LIABILITIES:
     Accounts Payable                                       $     1,324,351   $     2,549,539
     Accrued Expenses                                             1,353,811         1,247,534
     Short-Term Debt                                              1,062,280         1,000,000
                                                             ---------------    --------------
     TOTAL CURRENT LIABILITIES                                    3,740,442         4,797,073
                                                             ---------------    --------------

DEFERRED INCOME                                                   8,226,540         4,138,426
                                                             ---------------    --------------

LONG-TERM DEBT                                                            0           482,000
                                                             ---------------    --------------

COMMITMENTS AND CONTINGENCIES                                      -                    -

STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
      Authorized 500,000 Shares, Issued and Outstanding,
      362,488 and 362,487 Shares, respectively                    36,248,775        36,248,675
     Common Stock, $2 Par Value, Authorized 25,000,000
      Shares, Issued and Outstanding, 11,480,275 and
      11,480,267, respectively                                    22,960,549        22,960,533
     Capital in Excess of Par                                     20,192,090        20,192,206
     (Deficit) (subsequent to June 30, 1993,
      date of quasi-reorganization)                              (45,423,435)      (47,406,038)
                                                             ---------------    --------------
                                                                  33,977,979        31,995,376
     LESS:
      Deferred Compensation, Net                                     (16,667)          (21,667)
                                                             ---------------    --------------
     TOTAL STOCKHOLDERS' EQUITY                                   33,961,312        31,973,709
                                                             ---------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     45,928,294   $    41,391,208
                                                             ===============    ==============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                                  June 30,
                                                               ---------------------------------------------------
                                                                   2002               2001              2000
                                                               --------------    --------------     --------------
REVENUE:
     Revenue from Operations                                 $    25,501,806   $      4,588,592   $             0
     Other Income                                                     78,163            209,939           337,334
     Interest Income                                                 475,622            122,560           109,254
                                                               --------------    --------------     --------------
                                         TOTAL REVENUES           26,055,591          4,921,091           446,588
                                                               --------------    --------------     --------------

EXPENSES:
     Cost of Revenues:
       Operating Expenses                                         17,734,777          3,273,163                 0
       Depreciation & Amortization                                   139,294             42,097                 0
     General & Administrative Expenses - Palm Beach Princess       2,666,666            452,450                 0
     General & Administrative Expenses - Parent                    2,152,414          3,057,176         2,644,384
     Development Costs                                               933,814                  0                 0
     El Rancho Property Carrying Costs                                     0                  0         1,011,634
     Interest and Financing Expenses                                 306,773            498,347         3,771,401
                                                               --------------    ---------------    --------------
                                         TOTAL EXPENSES           23,933,738          7,323,233         7,427,419
                                                               --------------    ---------------    --------------

INCOME (LOSS)  BEFORE TAX PROVISION                                2,121,853         (2,402,142)       (6,980,831)
     State Income Tax Expense                                        139,250                  0                 0
                                                               --------------    ---------------    --------------

NET INCOME (LOSS)                                            $     1,982,603   $     (2,402,142)  $    (6,980,831)
                                                               ==============    ===============    ==============

NET BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE                                          $          0.17   $          (0.24)  $         (0.78)
                                                               ==============    ===============    ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                             11,480,272          9,987,114         8,980,244
                                                               ==============    ===============    ==============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                         Preferred                Common
                                                                    ---------------------  ------------------------
                                                                    Number of               Number of
                                                                     Shares     Amount       Shares       Amount
                                                                    ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 1999                                              362,482 $ 36,248,175   11,884,249 $ 23,768,497

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992        2         200            21          42
   Amortization of Deferred Compensation Costs                        ---         ---          ---          ---
   Net (Loss) for the Year Ended June 30, 2000                        ---         ---          ---          ---

                                                                    ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 2000                                              362,484 $ 36,248,375   11,884,270 $ 23,768,539

   Treasury Shares Retired                                            ---         ---       (2,904,016)  (5,808,032)
   Shares Issued for Compensation                                     ---         ---        2,500,000    5,000,000
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992        3         300            13          26
   Amortization of Deferred Compensation Costs                        ---         ---          ---          ---
   Net (Loss) for the Year Ended June 30, 2001                        ---         ---          ---          ---

                                                                    ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 2001                                              362,487 $ 36,248,675   11,480,267 $ 22,960,533

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992        1         100             8          16
   Amortization of Deferred Compensation Costs                        ---         ---          ---          ---
   Net Income for the Year Ended June 30, 2002                        ---         ---          ---          ---

                                                                    ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 2002                                              362,488 $ 36,248,775   11,480,275 $ 22,960,549
                                                                    =========  ==========  ============  ==========

                                                                       Capital                   Deferred
                                                                      in Excess                   Compen-
                                                                        of Par      (Deficit)     sation         Total
                                                                      -----------  ------------  ----------   ------------
BALANCE - JUNE 30, 1999                                             $ 26,144,782 $ (38,023,064) $ (7,260,040)  $    (31,667)

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992         (242)      ---            ---             ---
   Amortization of Deferred Compensation Costs                           ---           ---            ---             5,000
   Net (Loss) for the Year Ended June 30, 2000                           ---        (6,980,831)       ---             ---

                                                                      -----------  ------------  ----------     ------------
BALANCE - JUNE 30, 2000                                             $ 26,144,540 $ (45,003,895) $ (7,260,040)  $    (26,667)

   Treasury Shares Retired                                            (1,452,008)      ---         7,260,040        ---
   Shares Issued for Compensation                                     (4,500,000)      ---            ---           ---
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992         (326)      ---            ---           ---
   Amortization of Deferred Compensation Costs                           ---           ---            ---             5,000
   Net (Loss) for the Year Ended June 30, 2001                           ---        (2,402,142)       ---           ---

                                                                      -----------  ------------   ----------    ------------
BALANCE - JUNE 30, 2001                                             $ 20,192,206 $ (47,406,038) $    (21,667)  $ 31,973,709

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992         (116)      ---            ---           ---
   Amortization of Deferred Compensation Costs                           ---           ---             5,000          5,000
   Net Income for the Year Ended June 30, 2002                           ---         1,982,603        ---         1,982,603

                                                                      -----------  ------------   ----------    ------------
BALANCE - JUNE 30, 2002                                             $ 20,192,090 $ (45,423,435) $    (16,667)  $ 33,961,312
                                                                      ===========  ============   ==========    ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                                                          June 30,
                                                                        ---------------------------------------------
                                                                             2002           2001           2000
                                                                        -----------   --------------   --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                     $   1,982,603  $   (2,402,142)  $   (6,980,831)
                                                                        ------------   -------------    -------------
     Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
       Depreciation and Amortization                                        144,294          47,097           62,737
       (Gain) on Sale of Fixed Assets                                       (77,577)        (81,733)         (31,400)
       Compensation for Common Shares Issued                                                500,000                0
       Changes in Operating Assets and Liabilities -
         Decrease in Restricted Cash & Investments                                0       1,656,743       (1,656,740)
         Decrease in Accounts Receivable                                    805,703        (415,731)        (192,880)
         (Increase) Decrease in Other Assets                               (304,316)       (720,559)          37,049
         Decrease in Prepaid Expenses                                       171,409         750,273          (13,139)
         Increase (Decrease) in Accounts Payable and Accrued Expenses      (151,167)      2,876,062         (523,725)
                                                                        ------------   -------------    -------------

     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES BEFORE
      DISCONTINUED OPERATIONS                                             2,570,950       2,210,010       (9,298,929)

     CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                 0      (1,011,785)       1,369,362
                                                                        ------------   -------------    -------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  2,570,950       1,198,225       (7,929,567)
                                                                        ------------   -------------    -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits on Purchase of Palm Beach Princess Mortgage                (2,750,000)       (750,000)               0
     Proceeds from Auction of Garden State Park Fixed Assets              1,216,481               0                0
     Proceeds from Sale of El Rancho                                              0               0       22,304,540
     Capital Expenditures                                                  (480,615)              0           (2,456)
     Loans made on Development Projects                                    (922,751)     (2,095,105)               0
     (Increase)Decrease in Other Investment Activity                       (108,040)        (17,983)          96,968
                                                                        ------------   -------------    -------------
     CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES                           (3,044,925)     (2,863,088)      22,399,052
     CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES                 0      20,000,000         (131,110)
                                                                        ------------   -------------    -------------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (3,044,925)     17,136,912       22,267,942
                                                                        ------------   -------------    -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Short-Term Loans                                               0       1,650,000                0
     Escrow Deposits Utilized                                                     0               0          502,154
     Deposit to Escrow Funds                                                      0               0         (320,000)
     Principal Payments on Short Term Notes                                (100,000)    (17,654,555)       3,473,637
     Decrease in Balances Due to/From Subsidiaries                            9,298      17,747,801      (17,842,995)
                                                                        ------------   -------------    -------------
     CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES                              (90,702)      1,743,246      (14,187,204)
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                        (9,298)    (19,005,177)      (1,947,636)
                                                                        ------------   -------------    -------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (100,000)    (17,261,931)     (16,134,840)
                                                                        ------------   -------------    -------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (573,975)      1,073,206       (1,796,465)
           LESS CASH AND CASH EQUIVALENTS FROM
             DISCONTINUED OPERATIONS                                          9,298          16,962          709,384
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
      BEFORE DISCONTINUED OPERATIONS                                      1,361,287         271,119        1,358,200
                                                                        ------------   -------------    -------------
     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $     796,610  $    1,361,287   $      271,119
                                                                        ============   =============    =============

     Supplemental Disclosures of Cash Flow Information:
                Cash paid during the period for:
                Interest                                              $      13,200  $      109,681   $    1,306,950
                Income Taxes                                          $           0  $            0   $       19,699

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     During the year ended June 30, 2002, a non-cash transaction reduced a long-term note payable and a long-term note receivable by $350,000.


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. As described in
Note 10 below we entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan the promissory note of MJQ Corporation for $13.75 million. Should the Company not be able to obtain the financing necessary to make the balloon payment scheduled for October 31, 2002 in the amount of $9.75 million, it may lose its only operating business and source of revenues and will forfeit the $4 million in deposit payments. To date the Company has not been able to obtain such financing.

     On October 25, 2002 the Company received a Letter of Interest for a proposed $8 million financing, subject to additional due diligence. Principal and interest of 7% per annum would be due monthly, based on a 5 year amortization, with a balloon payment due 3 years from closing. Additionally the bank would take a subordinated position of $7 million in our $10 million note due from the sale of our Garden State Park property. It is the Company's intent to borrow an additional $2 million on this note to satisfy the entire payment of $9.75 million due to the Trustee for the purchase of the Ship Mortgage and to complete the purchase of 1,785,000 Company shares from the Trustee for $892,500. Additionally, at this time we are negotiating with the Trustee to extend the closing date under the Purchase and Sale Agreement from October 31, 2002 until December 31, 2002. There can be no assurances that the proposed loans will be received, or that we will be successful in our negotiations with the Trustee.

     Other possible sources of cash include the promissory note we received when we sold our Las Vegas real property in May 2000 in the amount of $23 million. We may attempt to borrow on this Note but such borrowing is expected to be difficult to obtain as the timing and amounts of payments under the Note remains unpredictable.

     The Company has sustained losses totaling approximately $9.4 million during fiscal 2001 and 2000 and has been in a negative working capital position at the end of each of the past three years. The Company currently estimates that approximately $200,000 per month is needed to cover operating expenses of International Thoroughbred Breeders. Should the Company lose the Palm Beach Princess, its only operating business, the Company will need to seek additional short term loans or collect on its various receivables to fund its current payables and future operations.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     (A) Nature of Operations - We are currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice roulette and poker), and a sports wagering book.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany account and transactions have been eliminated in consolidation.

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

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill relate to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived property assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows

     (E) Net Assets of Discontinued Operations - At June 30, 2002 an 2001, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations."

     (F) Recent Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 144, "Accounting for the Impairment of Long-Lived Assets". In April 2002, the Financial Accounting Standards Board issued Statement of Financial Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions".

     Presently, the Company does not have any circumstances that would require the implementation of these standards. Accordingly, the Company believes the adoption of these statements will have no impact on its financial position or results of operations.

     (G) Revenue Recognition - The Company recognized the revenues associated with the casino operation on the Palm Beach Princess as they were earned

     (H) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based o the difference between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     (I) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     (K) Use Of Estimates - The preparation of financial statements i conformity with generally accepted accounting principles requires management to make estimates an assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (L) Net Income  (Loss)  per Common  Share - In March  1997,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

     Income (Loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Options and warrants to purchase 4,046,500 shares of Common Stock at various prices per share, for the year ended June 30, 2002 were not included in the computation of income per share because the exercise price of those options and warrants were above market value. Options and warrants to purchase 3,104,000 shares of Common Stock at various prices per share, for the each of the two years ended June 30, 2001 and 2000, were not included in the computation of loss per share for those periods as their effect would have been anti-dilutive.

(2)  NOTES RECEIVABLE

     A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a promissory note in the face amount of $23,000,000. The interest rate under such note will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors i the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to us. We will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of our purchase of the note. We may convert the promissory note, at our option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A portion of the proceeds from the sale on November 30, 2000 of our Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") was paid in the form of a promissory note in the face amount of $10 million (the "Note.") Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the buyer's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash will be paid to us. We will thereafter receive payments under the Note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. We may convert the promissory note, at our option, into a 33 1/3% equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii 33 1/3% of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners.

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate o Robert E. Brennan claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Brennan Bankruptcy Trustee (together with one-half o the interest paid by Realen under such note). The remaining $350,000 of the $700,000 note i classified in other current assets on our balance sheet as of June 30, 2002. As part of the settlement of the sculpture litigation, the party who sold us the sculptures, agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described in Note 8(A) below) by the same principal amount, $350,000, given up by us to the Trustee.

(3)  DEPOSITS AND OTHER ASSETS

     The following items are classified as deposits and other assets (See Note 15 - Related Party Transactions):

                                                                June 30,
                                                        ------------------------
                                                           2002          2001
                                                        ------------------------
Loans to the Ft Lauderdale Project                    $ 2,526,074   $ 1,728,000

Loans to the Golf Course Project in California            911,169       351,500

Loans to the South American Gaming Projects               349,472           -0-

Deposits on Port Lease                                     75,000           -0-

Accounts Receivable from MJQ Corporation                  521,583           -0-

Accounts Receivable from Frank Leo                         13,804           -0-

Accounts Receivable from Francis W Murray                  19,236           -0-

Note Receivable from Realen-Turnberry/Cherry Hill, LLC        -0-       700,000

Other Misc. Assets                                         25,252        36,760

Assets Assigned from Leo Equity Group, Inc. (See Note 15):

Note Receivable from Michael J Quigley III*             2,600,749           -0-

Accounts Receivable from MJQ Corp                          21,000           -0-

Accounts Receivable from Ft Lauderdale Project              8,000           -0-

Loans to Francis W Murray                                  93,000           -0-

Accounts Receivable from GMO Travel                       113,500           -0-
                                                        ------------------------
         Total Deposits and Other Assets              $ 7,277,839   $ 2,816,260
                                                        ========================

* The note receivable from Michael J. Quigley III is non-recourse except to his stock in MJQ Corporation. If the Company consummates its purchase of stock in MJQ Corporation from Mr. Quigley, the Company will assume that debt of Mr. Quigley and accordingly would not receive cash in payment of this receivable.


(4)  DISCONTINUED OPERATIONS

     On January 28, 1999, we completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility. On November 30, 2000, the Company, through its wholly-owned subsidiary, GSRT, LLC, closed on the sale (the "Garden State Transaction") of the Garden State Park property (the "Garden State Park Property") in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen"). The purchase price was $30 million and was paid by: (i) previous cash deposits totaling a $1,000,000; (ii) a promissory note in the face amount of $10 million (the "Note"); and (iii) the balance of the purchase price paid in cash at the closing (See Note 1). The Company has elected to defer the gain on the sale until such time that collectability under the $10,000,000 note from Realen can be determined.


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

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 2002 and 2001 consist of the following:

                                                                June 30,
                                                        -----------------------
Classified As:                                             2002           2001
                                                           ----           ----
Current Assets                                         $  415,166  $  1,542,100

Current Liabilities                                      (291,597)     (534,702)

Deferred Income                                               -0-           -0-
                                                        ----------  ------------
    Net Assets of Discontinued Operations - Current       123,569     1,007,398

  Net Liabilities of Discontinued Operations - Current        -0-           -0-

Property Assets of Garden State Park                          -0-           -0-

Note Receivable of Discontinued Operations - Long-Term        -0-    10,000,000
                                                        ----------  ------------
    Net Assets of Discontinued Operations              $  123,569  $ 11,007,398
                                                        ==========  ============

     On February 20, 2002, all rights, title and interest in and to the note receivable in connection with the sale of the Garden State Park property in the amount of $10,000,000 was transferred to the parent company, International Thoroughbred Breeders, Inc. as a result of which such note receivable is no longer classified as part of the net assets of discontinued operations. (See Notes 2 & 10)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Cash flows from discontinued operations for the years ended June 30, 2002, 2001 and 2000 consist of the following:

                                                                               June 30,
                                                                 -------------------------------------
                                                                    2002         2001           2000
                                                                 ---------  --------------  ----------
Cash Flows From Discontinued Operating Activities:

      Income                                                   $      -0-  $          -0-  $       -0-
                                                                 ---------  --------------  ----------

      Adjustments to reconcile income to net cash provided by discontinued operating activities

        Changes in Operating Assets and Liabilities of
        Discontinued Operations:

            Decrease in Restricted Cash and Investments               -0-             -0-       (8,241)

            Decrease (Increase) in Accounts Receivable                -0-      (1,030,285)     772,445

            Decrease in Prepaid Expenses                              -0-             -0-       10,304

            Increase (Decrease) in Accounts and Purses
             Payable and Accrued Expenses                             -0-           1,000     (405,145)

            Increase in Deferred Revenue                              -0-          17,500    1,000,000
                                                                 ---------  --------------  ----------
      Net Cash Provided by Discontinued Operating Activities          -0-      (1,011,785)   1,369,362
                                                                 ---------  --------------  ----------
Cash Flows From Discontinued Investing Activities:

      Proceeds from Sale of Garden State Park                         -0-      20,000,000          -0-

      (Increase) in Other Investments                                 -0-             -0-     (131,110)
                                                                 ---------  --------------  ----------
      Net Cash (Used In) Provided by Discontinued Investing
      Activities                                                      -0-      20,000,000     (131,110)
                                                                 ---------  --------------  ----------
Cash Flows from Discontinued Financing Activities:

      Principal Payments on Short Term Notes                          -0-             -0-      (82,789)

      (Decrease) in Balances Due To/From Continuing Operations    (9,298)     (19,005,177)  (1,864,847)
                                                                 ---------  --------------  ----------
      Net Cash (Used In) Discontinued Financing Activities        (9,298)     (19,005,177)  (1,947,636)
                                                                 ---------  --------------  ----------
      Net (Decrease) Increase in Cash and Cash Equivalents From
      Discontinued Operations                                     (9,298)         (16,962)    (709,384)

        Cash and Cash Equivalents at Beginning of Year From
        Discontinued Operations                                   11,825           28,787      738,168
                                                                 ---------  --------------  ----------
        Cash and Cash Equivalents at End of Year From
        Discontinued Operations                                $   2,527   $       11,825  $    28,787
                                                                 =========  ==============  ==========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  ACQUISITIONS AND DISPOSITIONS

     o    Fiscal 2002

     On July 18, 2001, we sold our condominium unit and an ownership interest in the Ocala Jockey Club that was located in Reddick, Florida. The sales price was $94,000 and the proceeds after closing fees and other expenses were $81,645. A gain of $77,577 was recognized during the first quarter of Fiscal 2002.

     o    Fiscal 2001

     On November 30, 2000, the Company, through its wholly-owned subsidiary, GSRT, LLC, closed on the sale of the Garden State Park property in Cherry Hill, New Jersey, to Realen- Turnberry/Cherry Hill, LLC ("Realen"). (See Note 2.)

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

(6) INVESTMENTS

     Interest income for the fiscal years ended June 30, 2002, 2001, and 2000 was $475,622, $122,560, and $109,254, respectively. There were no realized gains or losses resulting from the sale of trading securities for fiscals 2002, 2001 and 2000.

(7) LAND, BUILDINGS AND EQUIPMENT

     Land, buildings and equipment are recorded at cost. Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major classes of land, buildings and equipment consist of the following:

                                                        June 30,
                              Estimated Useful--------------------------------
                               Lives in Years      2002          2001
-----------------------------  -------------  --------------------------------
Buildings and Improvements          15-40    $      -0-     $   214,097

Equipment and Artwork                5-15         723,420       289,426
                                              -------------  -----------
Totals                                            723,420       503,523
Less Accumulated Depreciation
 and Amortization                                 113,061       285,004
                                              -------------  -----------
                                             $    610,359   $   218,519
                                              ============   ===========
(8)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                 June 30, 2002            June 30, 2001
                                Interest %  ---------------------   ------------------------
                                Per Annum     Current   Long-Term     Current      Long-Term
                                ---------     -------   ---------     -------      ---------
International Thoroughbred
 Breeders, Inc.:
--------------------------
MCJEM, INC. (A)                       15%      132,000      -0-             -0-       482,000

Michael J. Quigley, III (B)           10%      900,000      -0-       1,000,000           -0-

Other                              Various      30,280      -0-             -0-           -0-

Garden State Park:
--------------------------

Service America Corporation (C)        6%      160,000      -0-         240,000           -0-
                                           -----------    -----    ------------   -----------
Totals                                    $  1,222,280   $  -0-   $   1,240,000  $    482,000
 Net Assets of Discontinued
  Operations - Long Term                           -0-      -0-             -0-           -0-

 Net Liabilities of Discontinued
  Operations - Long Term                      (160,000)     -0-        (240,000)          -0-
                                           -----------    -----    ------------   -----------

Totals                                    $  1,062,280   $  -0-   $   1,000,000  $    482,000
                                           ===========    =====    ============   ===========

There was no short term borrowings outstanding as of June 30, 2002.

     (A) On February 24, 2000, the Company sold several pieces of artwork to Robert E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000 In connection with the

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price o the artwork sold to Mr. Brennan Jr. On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan (the "Chapter 11 Trustee") asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above. After the Chapter 11 Trustee claimed ownership of the sculptures, an arrangement was agreed to between the Company and the Chapter 11 Trustee pursuant to which the Company was permitted to resell the sculptures to Realen in May 2001, free and clear of any claim by the Chapter 11 Trustee, in exchange for a $700,000 promissory note of Realen due November 30, 2002 (the "Realen Sculpture Note"). Pursuant to the agreement between the Company and the Chapter 11 Trustee, payments by Realen under the Realen Sculpture Note were to be held in escrow pending determination of the Chapter 11 Trustee's claims. On December 29, 2000 the Chapter 11 Trustee instituted suit against the Company seeking the right to all payments and proceeds of the Realen Sculpture Note. After the end of the fiscal year, in September 2001, a settlement agreement was entered into among the Company, Robert E. Brennan, Jr., the Chapter 11 Trustee and others pursuant to which, among other things, the litigation by the Chapter 11 Trustee against the Company was dismissed with prejudice and the first $350,000 of principal plus one-half of the interest received under the $700,000 Realen
Sculpture Note will be paid to the Chapter 11 Trustee. The balance (up to $350,000 in principal plus one-half of the interest) will be paid to the Company. As a result of this settlement, the Company and Mr. Brennan Jr. agreed that (i) all claims of the Company against Mr. Brennan Jr. arising out of his sale of the sculptures to the Company will be released and (ii) the promissory note issued by the Company to Mr. Brennan Jr. will be amended (x) to reduce the principal amount of such promissory note from $482,00 to $132,000, with interest on that sum at the rate of 15% annum to accrue from November 30, 2001 only if the principal of such note is not paid in full by December 10, 2001, (y) to make such promissory note due and payable on November 30, 2002, and (z) to permit the Company to defer payment of the promissory note to such later date as the Company shall have received payment in full of the Realen Sculpture Note. The effect of the aforesaid settlement is therefore that the Company's loss of the amount to be paid under the settlement agreement to the Chapter 11 Trustee will be borne by Brennan Jr. by reduction to the Company's promissory note payable to him.

     (B) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million note issued to us by Turnberry (the "Turnberry Note"). On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement with, among other parties, Donald F. Conway, the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Trustee"). (See Note 10.)

     (C) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder ), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  INCOME TAX EXPENSE

     In the event the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from a quasi-reorganization of the Company assets effective June 30, 1993, including those assets associated with the possible sale of the Garden State Property, will be excluded from the results of operations and credited to paid in capital

     The Company's income tax expense for the year ended June 30, 2002 relates to state income taxes for its Palm Beach Princess operations.

     The Company has net operating loss carryforwards aggregating approximately $171,700,000 at June 30, 2002 expiring in the years June 30, 2003 through June 30, 2022. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $90,000,000 is offset by a valuation allowance o the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

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

The Company has the following carryforwards to offset future taxable income at June 30, 2002:

       Net Operating Loss                          Year End
         Carryforwards                         Expiration Dates
         -------------                         ----------------
         $ 26,400,000                             6/30/2003

           19,900,000                             6/30/2004

           15,600,000                             6/30/2005

           11,800,000                             6/30/2006

           98,000,000                             6/30/2007
                                              through 6/30/2022
          -----------
         $171,700,000
          ===========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) COMMITMENTS AND CONTINGENCIES

     See Note 15 for additional commitments and contingencies of the Company and transactions with related parties.

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

     We are responsible for remediation costs associated with an environmental site on the Freehold Raceway property. We have accrued what we believe to be the total cost of remediation. At June 30, 2002, the remaining balance of such accrual was $130,398 for remediation costs. These accrued costs are expected to be incurred during the next twenty months.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At June 30, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003.

     Effective February 20, 2002, we entered into a Master Settlement Agreement with the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert
E. Brennan and a related Stock Purchase Agreement, and, through our Palm Beach Princess, Inc. subsidiary, a Purchase and Sale Agreement, described below. These agreements followed many months of negotiation with the Trustee of the details of the transactions outlined in the letter of intent that had been signed by the parties effective April 30, 2001. It was on the basis of the letter of intent, initially, and then the Master Settlement Agreement that we have been operating the vessel M/V Palm Beach Princess and conducting a casino cruise business since April 30, 2001.

     As permitted by the Master Settlement Agreement with the Trustee, we have entered into a bareboat charter with MJQ Corporation, pursuant to which we have chartered the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as a charter hire fee to the vessel's owner, MJQ Corporation. Other parties to the Master Settlement Agreement include MJQ Corporation, Leo Equity Group, Inc. and Francis
W. Murray, our Chairman, who is also a director and officer of MJQ Corporation and a director of Leo Equity Group, Inc. (See Note 15, Related Party Transactions.)

     In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary we entered into a Purchase and Sale Agreement which provides for our purchase from the Trustee of the promissory note of MJQ Corporation, having an outstanding balance of principal and interest of approximately $15.7 million as of June 30, 2002 and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"). The purchase price payable by us for the Ship Mortgage Obligation is $13.75 million. We began making payments on account of such purchase price effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continued under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment was to be due. However, before July 31, 2002, we exercised our right to extend the time for payment of

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the balance of the purchase price for up to three (3) additional months to October 31,2002, by paying $70,000 for the first one month extension, an additional $80,000 for the second month extension and an additional $100,000 for the third month extension , which additional payments will not be credited towards the purchase price. In the event that the balloon payment is not made when due on October 31, 2002 (or any other default on our part occurs which is not cured within the applicable grace period), at the election of the Trustee all of our monthly $250,000 payments (which would total $4.0 million) would be forfeited as liquidated damages and the Trustee would have the right to take possession and control of the vessel M/V Palm Beach Princess, but we would not have any further liability for an unpaid balance of the purchase price of the Ship Mortgage Obligation. The Trustee would also have the right to take over operating assets used in connection with the vessel, including the onboard cash bank, inventories, supplies and equipment, and the Trustee would assume current liabilities including trade debt and payroll. In the event the current assets so acquired by the Trustee are less than the amount of the current liabilities so assumed by the Trustee, we would be liable to the Trustee for such deficiency.

     The second agreement which we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Purchase Agreement. Under this Agreement, which superseded all prior agreements and understandings between us and the Trustee for the purchase of our common stock held or claimed by the Trustee, we agreed to purchase up to approximately 2,235,000 shares of our common stock at a purchase price of $0.50 per share on July 1, 2002. We desired to purchase these shares in order to preserve our net operating loss carryforwards which otherwise may be lost if the shares are transferred. As collateral security for our payment of the purchase price for these shares, we have granted to the Trustee a security interest in all proceeds of (including all payments that might be made in the future under) the $10 million Realen Note, described in Note 2 above (in connection with which Michael J. Quigley, III released his prior security interest in the Realen Note).

     We did not pay the purchase price under the Stock Purchase Agreement on July 1, 2002 (which price, at that date, was $892,500 for 1,785,000 shares). The Trustee has issued a default notice to us and we are negotiating an amendment with the Trustee which would extend the time of payment.

     Through a subsidiary, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal. We are required to make tenant improvements to the new space, estimated to cost approximately $600,000, construction of which was to have commenced by July 30, 2002. While we have obtained a commitment for the construction financing, we had not begun construction by July 30, 2002 and received a notice from the Port's attorney asserting that we may be in default in that regard. We intend to proceed with construction of the required improvements to the leased space in due course and expect to be able to cure the potential default.

     In other transactions related to our acquisition of the Ship Mortgage Obligation, we entered into an agreement to purchase the outstanding shares of stock in Leo Equity Group, Inc., and another agreement to purchase the outstanding shares in MJQ Corporation, in order to acquire control of the Palm Beach Princess business on a long-term basis. Leo Equity Group, Inc. owned the agreement with the Port of Palm Beach under which the Palm Beach Princess vessel has been operating, an by our agreement to purchase the stock in Leo Equity Group, Inc., the shareholder of Leo Equity Group, Inc. has permitted us to negotiate a new long-term agreement with the Port which would replace Leo Equity Group's agreement with the Port. Further, the term of our bareboat charter of the vessel from MJQ Corporation was scheduled to expire on July 31, 2002. Therefore, by agreeing to contract for the purchase of the shares of Leo Equity Group, Inc. and

                  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MJQ Corporation, we are in a position to control both the rights to the Port agreement and the ownership of the vessel itself (subject to the rights of the Trustee to take over such assets if we fail to pay the balance of the purchase price for the Ship Mortgage Obligation when due). Also in connection with the purchase of MJQ Corporation, we would be assuming all the executory contracts of MJQ Corporation which includes employment and operation contracts of the Palm Beach Princess vessel.

     The purchase price we have agreed to pay for the stock in Leo Equity Group, Inc. is $250,000, payable in ten consecutive monthly installments of $25,000 each, without interest. As further consideration, we also agreed to reduce the exercise price of Seller's previously granted options to purchase 200,000 shares of our common stock, to $0.50 per share. In consideration of the sale to us of the stock in MJQ Corporation, we agreed to assume $3.7 million of indebtedness owing by MJQ Corporation's sole stockholder, of which $1.1 million is owing to Francis W. Murray, our Chairman, and $2.6 million is owing to Leo Equity Group, Inc. Leo Equity Group, Inc. agreed to assign its rights to such $2.6 million receivable as described in Note 15, Related Party Transactions, and therefore our assumption of the foregoing indebtedness to Leo Equity Group, Inc. will not entail any cash payment. Mr. Murray has indicated that he would be willing to defer payment of all or a portion of the assumed indebtedness owing to him. Terms for the satisfaction of such indebtedness have not yet been worked out between us and Mr. Murray. See Note 15 below, Related Party Transactions.

     In addition to the commitments described above, we are in the process of negotiating other potential acquisitions of gaming related businesses in foreign countries. While we explore each business opportunity, including performance of due diligence, and pending negotiation of definitive agreements, we have lent approximately $600,000 to persons and entities having rights to certain of these gaming opportunities. If such acquisitions are concluded, the businesses in foreign countries would involve a significant additional investment and would entail substantial risks (including political risks). There can be no assurance that definitive agreements will be concluded or that we would be able to obtain necessary funds to proceed, and there is no assurance that we will be able to recover our loans should we not proceed.

     On October 25, 2002 the Company received a Letter of Interest for a proposed $8 million financing, subject to additional due diligence. Principal and interest of 7% per annum would be due monthly, based on a 5 year amortization, with a balloon payment due 3 years from closing. Additionally the bank would take a subordinated position of $7 million in our $10 million note due from the sale of our Garden State Park property. It is the Company's intent to borrow an additional $2 million on this note to satisfy the entire payment of $9.75 million due to the Trustee for the purchase of the Ship Mortgage and to complete the purchase of 1,785,000 Company shares from the Trustee for $892,500. Additionally, at this time we are negotiating with the Trustee to extend the closing date under the Purchase and Sale Agreement from October 31, 2002 until December 31, 2002. There can be no assurances that the proposed loans will be received, or that we will be successful in our negotiations with the Trustee.

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

     Commencing in the third quarter of Fiscal 1999, the Company and certain of its officers and directors and former officers and directors received subpoenas from the Securities and Exchange Commission (the "SEC") relating to certain transactions and reports. We have fully cooperated with the SEC's investigation. On February 13, 2002, as a result of actions brought against the Company and certain current and former officers by the SEC, settled cease and desist proceedings were filed against the Company and certain current and former officers without the parties admitting or denying the allegations which settled this matter. The Commission found that the parties committed and caused violations of the reporting, record keeping and internal control provisions of the Securities Exchange Act of 1934, and the parties without admitting or denying the Commission's findings, consented to issuance of cease and desist orders.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 2002, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates.

(12) RETIREMENT PLANS

     The Company maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering all its non-union full time employees who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $11,000 factored for inflation annually). The Company's expense totaled $40,901, $36,863 and $1,911(utilizing accumulated forfeitures) for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

(13) STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     On October 16, 2000, the Company awarded options to purchase 6,500 shares of the Company's Common Stock to various employees as part of annual compensation. On January 7, 2002, Mr. Francis W. Murray and Mr. William H. Warner were awarded options to purchase 2,000,000 and 75,000 shares, respectively, of the Company's Common Stock, expiring December 31, 2010 with an exercise price of $0.26875 per share. These options replaced options for the same number of shares which had been granted to them in December, 2000 under an Incentive Stock Option Plan. Such Incentive Stock Option Plan and the options granted under it terminated under the Plan's requirement that if approval of Plan by the Company's common stockholders shall not be obtained within twelve month from the date the Incentive Plan was adopted by the Board, the Incentive Plan and all options then outstanding under it automatically will terminate and be of no force or effect.

     The Company's 1994 Employees' Stock Option Plan ("Option Plan"), remains in effect. The Option Plan was approved by the Company's Board and stockholders in December 1994, and permits the grant of options to purchase up to 475,000 shares of Common Stock, at a price per share no less than 100% of the fair market value of the Common Stock on the date the option is granted. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the Company's outstanding Common Stock. The Option Plan provides for the granting of both incentive stock options intended to qualify under section 422 o the Code, and non-qualified stock options which do not qualify. No option may have a term longer than 10 years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). Options under the Option Plan are non-transferable except in the event of death and are only exercisable by the holder while employed by the Company. Unless the Option Plan is terminated earlier by the Board, the Option Plan will terminate in June 2004. As of June 30, 2002, no options were outstanding under this Option Plan.

                  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In addition to the non-qualified options granted to Messrs. Murray and Warner described above, the Company has granted non-qualified stock options for the purchase of Common Stock to employees and directors of the Company that are not part of the above mentioned Option Plan. These options have been granted with terms of five and ten years. These options have been granted at prices per share that have been below, equal to or above the fair market value on the grant date. At June 30, 2002, total employee options outstanding were 3,111,500 and total non-employee options outstanding were 225,000.

     The following table contains information on stock options for options granted from the Plan and options granted outside the Plan for the three year period ended June 30, 2002:

                                                    Stock Options
                                                    -------------

                                                       Exercise         Weighted
                                        Number        Price Range       Average
                                      of Shares        Per Share        Price
                                    -------------  -----------------    --------

     Outstanding at June 30, 1999     1,550,000    $ 4.00  - $ 5.875    $ 4.58

     Granted                              5,000    $ 1.00               $ 1.00

     Canceled                          (200,000)   $ 5.875              $ 5.875
                                    ------------

     Outstanding at June 30, 2000     1,355,000    $ 1.00  - $ 5.00     $ 4.37

     Granted                          2,081,500    $ 0.269 - $ 1.00     $ 0.283
                                    ------------

     Outstanding at June 30, 2001     3,436,500    $ 0.269 - $ 5.00     $ 1.89

     Canceled                        (2,175,000)   $ 0.269 - $ 5.00     $ 0.489

     Granted                          2,075,000    $ 0.269              $ 0.269
                                    ------------

     Outstanding at June 30, 2002     3,336,500    $ 0.269 - $ 5.00     $ 1.800
                                    ============


                                                      Exercise          Weighted
                                                     Price Range        Average
                                    Option shares     Per Share         Price
                                   --------------  ---------------      --------
    Exercisable at June 30:

    2000                              1,355,000    $ 1.00  - $5.00      $ 4.37
                                   --------------  ---------------     ---------
    2001                              3,436,500    $ 0.269 - $5.00      $ 1.89
                                   --------------  ---------------     ---------
    2002                              3,336,500    $ 0.269 - $5.00      $ 1.800
                                   --------------  ---------------     ---------


    Options available for future grant
    under the Plan at June 30:                        1994 Plan
                                                   ---------------

    2000                                               475,000

    2001                                               475,000

    2002                                               475,000

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at June 30, 2002:

                                                                    Ranges                             Total
                                                       ----------------------------------------   --------------
Range of exercise prices                                $0.20 - 0.30   $1.00 - 4.625      $5.00    $0.20 - 5.00
                                                        -------------  -------------      -----    -------------
Outstanding options:
--------------------

   Number outstanding at June 30, 2002                      2,081,500        955,000    300,000        3,336,500
                                                       -----------------------------------------   --------------
   Weighted average remaining contractual life (years)           8.48           3.97       4.50             6.83
                                                       -----------------------------------------   --------------
   Weighted average exercise price                              $0.269         $4.132     $5.00            $1.80
                                                       -----------------------------------------   --------------
Exercisable options:
--------------------
   Number outstanding at June 30, 2001                      2,081,500        955,000    300,000        3,336,500
                                                       -----------------------------------------   --------------
   Weighted average exercise price                              $0.269         $4.132     $5.00            $1.80
                                                       -----------------------------------------   -------------

                                                                    Weighted
                                                   Number of         Average       Weighted
Weighted Average Fair Value of Options Granted       Shares         Exercise     Average Fair
----------------------------------------------                        Price          Value
                                                 ---------------  -------------  ------------
June 30, 2000:
                                                 --------------------------------------------
    Below Market                                          5,000         $1.00          $1.00

    At Market                                              --             --             --

    Above Market                                           --             --             --
                                                 ---------------
                                         Total            5,000
                                                 ---------------
June 30, 2001:
                                                 --------------------------------------------
    Below Market                                      2,081,500         $0.283         $0.128

    At Market                                             --            --               --

    Above Market                                          --            --               --
                                                 ---------------
                                         Total        2,081,500
                                                 ---------------
June 30, 2002:
                                                 --------------------------------------------
    Below Market                                      2,075,000         $0.26875       $0.150

    At Market                                             --            --               --

    Above Market                                          --            --               --
                                                 ---------------
                                         Total        2,075,000
                                                 ---------------


     During 1995, the Financial Accounting Standards Board adopted Statemen of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with non-employees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") uses what is referred to as a intrinsic value based method of accounting. The Company has decided to continue to apply APB 25 for its stock-based employee compensation arrangements. Accordingly, no compensation cost has been recognized. The Company estimates the fair value of each option and warrant granted on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.3%, a weighted average expected life of 5 years base on Company expectations, and a weighted average expected volatility of 56.29%.

     Had compensation cost for the Company's employee stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                    Years Ended June 30,
                                                    --------------------
                                              2002          2001         2000
                                              ----          ----         ----
Net Income (Loss): As Reported

Income (Loss) Before Discontinued
Operations                              $  1,982,603 $ (2,402,142) $ (6,980,831)
                                          ----------- -------------  -----------
Net Income (Loss)                       $  1,982,603 $ (2,402,142) $ (6,980,831)
                                          ----------- -------------  -----------

Pro Forma Net Income (Loss)

Income (Loss) Before Discontinued
Operations                              $  1,671,353 $ (2,498,508)  $(7,026,581)
                                          ----------- -------------  -----------
Net Income (Loss)                       $  1,671,353 $ (2,498,508)  $(7,026,581)
                                          ----------- -------------  -----------

Net Income (Loss) Per Share- Basic
and Diluted: As Reported

Income (Loss) Before Discontinued
Operations                              $       0.17 $      (0.24)  $     (0.78)
                                          ----------- -------------  -----------
Net Income (Loss)                       $       0.17 $      (0.24)  $     (0.78)
                                          ----------- -------------  -----------

Pro Forma Net Income (Loss) Per Share -
Basic and Diluted

Income (Loss) Before Discontinued
Operations                              $       0.15 $      (0.25)  $     (0.78)
                                          ----------- -------------  -----------
Net Income (Loss)                       $       0.15 $      (0.25)  $     (0.78)
                                          ----------- -------------  -----------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (B)  WARRANTS

     During the fiscal years ended June 30, 1996, 1997 and 1999, the Company issued 925,000, 746,847 and 932,153, respectively of warrants to purchase Common Stock in connection with financing activities. During Fiscal 2002, 1,894,000 of those warrants expired. All outstanding warrants are exercisable at June 30, 2002. The fair value of warrants issued during the year ended June 30, 1999 were accounted for as financing expense.

     Warrants have been granted to acquire Common Stock at various prices above, below and at fair market value at the date of grant. The following table contains information on warrants for the three-year period ended June 30, 2002:

                                                     Warrants
                                                     --------

                                                      Exercise       Weighted
                                        Number      Price Range      Average
                                       Of Shares     Per Share        Price
                                       ---------     ---------        -----
Outstanding at June 30,1999,           2,604,000   $2.50  - $5.25     $4.25
 2000 and 2001

Expired During Fiscal 2002            (1,894,000)  $4.375 - $5.25     $4.68
                                       ---------
Outstanding at  June 30, 2002            710,000   $2.50  - $4.00     $3.08
                                       =========

(14) DIVIDENDS

     The Company is required to pay to the holders of the Company's Series A Convertible Preferred Stock ("Preferred Stock") a cash dividend from any net racetrack earnings, as defined, of Garden State Park. No dividends were required for fiscals 2002, 2001 and 2000. The Preferred Stock has liquidation rights of $100 per share plus accrued dividends, if any.

(15) RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. The project is a long-term one, requiring environmental, engineering and other studies, regulatory approvals, other governmental entitlements and substantial additional funding. Loans by us to the limited partnership will bear interest at an annual rate of 12%, and we will have the right to convert our loans into a 50% equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray equity interest in the limited partnership, indirectly through his ownership of the general partner, as of June 30, 2002, is 64%, and will be reduced proportionally if we exercise our right to convert our loans into

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity. During the year ended June 30, 2002, we loaned an additional $126,039 on this project. At June 30, 2002, $803,291 has been loaned to such project and we have accrued $107,878 of interest due on the loan.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property owner, MJQ Development which is owned by Michael J Quigley, III, is developing a condominium hotel resort. Mr. Quigley has no relationship to Robert
J. Quigley, one of our directors and former president. During the year ended June 30, 2002, we loaned an additional $447,241 and we have accrued interest in the amount of $350,833 for the year ended June 30, 2002 on this project. At June 30, 2002, we have lent $2,175,241 in total to the property owner. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will have the right to convert our loan into an equity interest (subject to receiving certain third party approvals), which would entitle us to receive a priority return of our investment and a priority profits interest equal to three times our investment. Repayment of these loans (and receipt o any return if we convert our loans to equity) will be subject to repayment of, first, bank debt of approximately $3.8 million incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million. If the project is successful, Mr. Murray stands to receive a contingent benefit, which could be substantial, from the owner for his participation in the project, but only after the Company and the owner have received priority returns of their investment and priority shares of profits.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million Turnberry Note. On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement. (See Note 10.)

     Effective April 30, 2001, we entered into a bareboat charter wit MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating an entertainment casino cruise business from the Port of Palm Beach, Florida. Michael J. Quigley, III is a principal of MJQ Corporation. Francis W. Murray, our Chairman, President and Chief Executive Officer, is an officer and director of MJQ Corporation, and his son, Francis X. Murray, is President and a director of MJQ Corporation and President of our subsidiary, Palm Beach Princess, Inc., which operates the vessel. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. In addition, as described in Note 10 above, we have entered into a Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others to purchase from the Trustee the Ship Mortgage Obligation of MJQ Corporation, having a balance of principal and interest outstanding of

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximately $15.7 million as of June 30, 2002 for a purchase price o $13.75 million. Pursuant to the Master Settlement Agreement, MJQ Corporation and its officers and directors (including Francis W. Murray and his son) exchanged mutual releases wit the Trustee and others having claims to the Ship Mortgage Obligation.

     Also, as set forth in Note 10 above, in separate transactions, we entered into agreements to purchase all of the shares of outstanding stock of each of MJQ Corporation and Leo Equity Group, Inc. Mr. Francis W. Murray is an officer and director of MJQ Corporation and a director of Leo Equity Group, Inc. In consideration of the sale of the MJQ stock to us, we have agreed to assume $1.1 million of indebtedness owing by Michael J. Quigley, III to Francis W. Murray and $2.6 million of indebtedness owing by Michael J. Quigley to Leo Equity Group, Inc. Since Leo Equity Group, Inc. is assigning its right to receive payment of such $2.6 million of indebtedness to us as payment of the success fee charged to Leo Equity Group, Inc. in connection with the Master Settlement Agreement described below, no cash outlay is expected to be made in assuming the indebtedness owing to that entity. Mr. Murray has indicated that he would be willing to defer payment of all or a portion of the assumed indebtedness owing to him. Final terms for satisfaction of such indebtedness have not yet been completed. Closing on the Leo Equity Group, Inc. purchase occurred on October 15, 2002 (See Note 17-D). The purchase price payable by us for the stock in Leo Equity Group, Inc. is $250,000, payable without interest in 10 monthly installments of $25,000 each. We also agreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 200,000 shares of our common stock, from $4.00 per share to $0.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the Trustee under the Stock Purchase Agreement. The purpose of our contracting for such acquisitions is to enable us to continue the Palm Beach Princess business on a long term basis, subject to our ability to finance the balance of the purchase price for the Ship Mortgage Obligation due to the Trustee.

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan included a final settlement by the Trustee with numerous parties. Among those parties were Frank A. Leo, Leo Equity Group, Inc., Michael J. Quigley III and MJQ Corporation. During the quarter ended March 31, 2002 we charged Leo Equity Group $3,000,000 and MJQ Corporation $1,000,000 for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Trustee. Leo Equity Group, Inc. has assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, for payment of this obligation. We Have deferred all income from these transactions until such time as payment is received.

     On July 12 2002 we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. The note is due on demand and interst is payable monthly.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) TREASURY SHARES RETIRED

     Effective January 12, 2001, the Company retired 2,904,016 shares of the Company's Common Stock which were held as Treasury Stock.

(17) SUBSEQUENT EVENTS

     (A) The Company did not pay the purchase price for the stock to be purchased by it in July, 2002, under the Stock Purchase Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. The number of shares to be purchased at that time is believed to be 1,785,000 shares, the purchase price of which was $892,500. The Trustee has issued a default notice to the Company. The Company is in the process of negotiating an amendment with the Trustee which would extend the time for payment.

     (B) Under the Purchase and Sale Agreement between the Company's subsidiary, Palm Beach Princess, Inc., and the Brennan Chapter 11 Trustee, a balloon payment of $9.75 million originally was scheduled to be due on July 31, 2002. The Company exercised its right under the Purchase and Sale Agreement to extend the time for payment thereof until October 31, 2002. See Note 10. There is a substantial risk that the Company may not be able to borrow the necessary funds in order to make the balloon payment by October 31, 2002 in which case the Trustee may terminate the Company's bareboat charter of the M/V Palm Beach Princess and the Company may lose its only operating business.

     (C) The Company and MJQ Development, LLC (the entity developing the ocean front property in Ft. Lauderdale) have agreed in principle to a transaction for MJQ Development, LLC to acquire our receivable for the golf course project in Southern California.

     (D) The Company closed on the stock purchase of Leo Equity Group, Inc. on October 15, 2002. (See Notes 10 and 15)

     (E) On October 25, 2002 the Company received a Letter of Interest for a proposed $8 million financing, subject to additional due diligence. Principal and interest of 7% per annum would be due monthly, based on a 5 year amortization, with a balloon payment due 3 years from closing. Additionally the bank would take a subordinated position of $7 million in our $10 million note due from the sale of our Garden State Park property. It is the Company's intent to borrow an additional $2 million on this note to satisfy the entire payment of $9.75 million due to the Trustee for the purchase of the Ship Mortgage and to complete the purchase of 1,785,000 Company shares from the Trustee for $892,500. Additionally, at this time we are negotiating with the Trustee to extend the closing date under the Purchase and Sale Agreement from October 31, 2002 until December 31, 2002. There can be no assurances that the proposed loans will be received, or that we will be successful in our negotiations with the Trustee.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     Set forth below is certain information regarding our directors and executive officers:


Name                 Age      Position
----                 ---      --------
Francis W. Murray      61     Chairman of the Board, President and
                              Chief Executive Officer
James J. Murray        63     Director
Walter ReDavid         76     Director
Robert J. Quigley      73     Director

-------------------------------------------------------------------------------

     Set forth below is certain biographical information with respect to each director, including his principal occupation and employment during the past five years.

     Francis W. Murray. Mr. Murray has been a director since 1996 and our President, Chief Executive Officer and Chairman of the Board since October 10, 2000. On October 15, 2002, Mr. Murray assumed the position of Chief Financial Officer. From time to time from November 1995 until June 1999, Mr. Murray served as President of the Company's subsidiaries International Thoroughbred Gaming Development Corporation ("ITG") and Orion Casino Corporation. From November 1993 through June 1995, Mr. Murray served as a consultant to ITG. From December 1988 through November 1993, Mr. Murray was the co-owner and President of the New
England Patriots and co-founder of the St. Louis NFL Partnership, which attempted to obtain an expansion NFL franchise for the city of St. Louis. Mr. Murray has been a member of the Executive Committee and the Compensation and Stock Options Committee since March 15, 1999.

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

Executive and Other Key Officers

Our executive and other key officers, in addition to Mr. Francis W. Murray, include:
--------------------------------------------------------------------------------
Name                       Age   Position
----                       ---   --------
William H. Warner          57    Secretary

Christine E. Rice Newell   57    Assistant Treasurer and Controller

Francis X. Murray          36    President and CEO of Palm Beach Princess, Inc.

Jerry Winters              42    Treasurer and CFO of Palm Beach Princess, Inc.

Stephen Flood              42    Vice President of Casino Operations, Palm Beach
                                 Princess, Inc.
--------------------------------------------------------------------------------

     William H. Warner. Served as Treasurer and Chief Financial Officer from 1983 until October 15, 2002. Mr. Warner resigned those positions over his concerns that the Company may not maintain its Director and Officer's insurance policy in the future. The limits of the policy have been reduced from Fiscal 2001 levels. Mr. Warner was appointed our Secretary in October 2000 and continues to hold that position. Mr. Warner is a certified public accountant, and prior to joining us, was employed in public accounting for 11 years.

     Christine E. Rice Newell. Ms. Rice Newell has been our Assistant Treasurer and Controller since 1990. From 1986 until 1990, Ms. Rice Newell was our Corporate Accounting Manager. Ms. Rice Newell is a certified public accountant.

     Francis X. Murray. Mr. Murray, son of our Chairman and CEO, has, since April 2001, been President of our Palm Beach Princess, Inc. subsidiary, which operates the cruise ship M/V Palm Beach Princess and related offshore gaming business. He has also been President of MJQ Corporation since May of 1999, which corporation owns the M/V Palm Beach Princess and operated the cruise and offshore gaming business from May 1999 until chartering the vessel to Palm Beach Princess, Inc. in April, 2001. Prior thereto, Mr. Murray was President (January 1999 to May 1999), and Vice President and General Manager (February 1998 to January 1999) of Palm

Beach Casino Line, a division of Leo Equity Group, Inc. which operated the vessel M/V Palm Beach Princess; and in 1997-98 was a consultant for Leo Equity Group, Inc.

     Jerry Winters. Mr. Winters has been Treasurer and Chief Financial Officer of our Palm Beach Princess, Inc. subsidiary since its inception in April 2001. He has also been Treasurer and CFO of MJQ Corporation since March 1999. Prior thereto, Mr. Winters was CFO for Home Care America, Inc. (March 1998 to March
1999) and regional CFO for Vencor, Inc., (March 1996 to March 1998). Mr. Winters is a certified public accountant.

     Stephan Flood. Mr. Flood joined the previous owners of the Plam Beach Princess in May 1994. From 1997 he served as a casino manager until January 2000 when he assumed his current position of Vice President, Casino Operations. In that position, Mr. Flood is responsible for management and direction of all aspects of the company's casino operations, including casino marketing, tracking and customer service. Prior to joining the company Mr. Flood was employed in a range of casino positions by Norwegian Cruise Line, Premier Cruises, Lucayan Beach Casino and Charlie Chester's London Casino. He holds licenses issued by British casino regulatory authorities.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for fiscal year 2002.

Involvement in Certain Legal Proceedings

     In February, 2002, Robert J. Quigley and William H. Warner, without admitting or denying the allegations, settled a cease and desist order instituted by the Securities and Exchange Commission relating to filings made in Fiscal 1997, which included findings by the Commission that Messrs. Quigley and Warner committed and caused violations of the reporting, record keeping and internal control provisions of the Securities Exchange Act of 1934 (the "Exchange Act") by causing the Company to improperly disclose and account for certain related party transactions involving the Company's former chief executive officer. Without admitting or denying the Commission's findings, Mr. Quigley consented to the issuance of an order that he cease and desist from causing any violation or future violation of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder and from committing any violation and any future violation of Rule 13b2-2. Also without admitting or denying the Commission's findings, Mr. Warner consented to the issuance of an order that he cease and desist from causing any violation or future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder and from committing any violations and any future violations of Rules 13b2-1 and 13b2-2.

Item 11. Executive Compensation

     The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 2002, 2001 and 2000 to the individuals who served as our chief executive officer during fiscal year 2002 and four other executive officers of the Company or key officers of subsidiaries who earned more than $100,000 during fiscal year 2002 (collectively, the "Named Executives"):

                                                                        Long-Term
                                                                       Compensation
                                          Annual Compensation             Awards
                                          -------------------             ------
                                                                        Securities       All
Name and                                                 Other Annual   Underlying      Other
Principal Position      Year        Salary       Bonus   Compensation     Options   Compensation
                                      ($)         ($)         ($)           (#)          ($)
Francis W. Murray,      2002        387,404       -0-       17,049(2)  2,000,000(3)   18,658(4)
President, Chief        2001        278,654     500,000(1)  17,011         -0-        18,537
Executive Officer       2000        122,308       -0-       17,737         -0-        10,997
and Chief Financial
Officer

Francis X. Murray,      2002        277,885     135,320     11,423(5)      -0-        21,930(6)
President of Palm       2001         63,462(14)  12,000      1,904         -0-         1,074
Beach Princess, Inc.    2000          -0-         -0-        -0-           -0-         -0-

William H. Warner,      2002        176,346       -0-        3,244(7)     75,000(8)   18,650(9)
Secretary               2001        123,693       -0-        -0-           -0-        15,430
                        2000        126,000       -0-        -0-           -0-        11,219

Jerry Winters,          2002        147,269      35,000      6,000(10)     -0-         2,458(11)
Treasurer of Palm       2001         32,308(14)   -0-        1,000         -0-           605
Beach Princess, Inc.    2000          -0-         -0-        -0-           -0-         -0-

Stephan Flood,          2002        110,385      26,250      6,000(12)     -0-         2,258(13)
Vice President of       2001         24,231(14)   -0-        1,500         -0-           470
Palm Beach Princess,    2000          -0-         -0-        -0-           -0-         -0-
Inc.
------------------------------------------------------------------------------------------------

(1) In recognition of Mr. F. W. Murray's efforts in successfully settling the significant litigation in Delaware involving Mr. DeSantis, successfully closing the transactions involving the sale of our real properties located in Las Vegas, Nevada and Cherry Hill, New Jersey, paying off all of our bank debt and acquiring valuable interests in the profits from development of the properties sold, we awarded a bonus to Mr. Murray of $500,000, payable solely in shares of our common stock valued at $0.20 per share, which was determined by the Board of Directors to equal or exceed the fair market value per share of our common stock. Accordingly, such compensation was paid in the form of 2,500,000 shares of our common stock.

(2)  Consists of monthly automobile lease payments.

(3) Represents the number of shares under options granted in fiscal 2002. Such options replaced options for the same number of shares which had been granted in fiscal 2001 and terminated in fiscal 2002.

(4) Fiscal 2002 amounts consist of $7,908 of life and long-term disability insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. F. W. Murray and $10,750 contributed by the Company under the Company's 401(k) plan.

(5)  Consists of monthly automobile lease payments.

(6) Fiscal 2002 amounts consist of $877 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. F. X. Murray, $1,231 contributed by the Company under MJQ's 401(k) plan and $19,822 of golf membership dues as provided with an MJQ employment contract.

(7) Fiscal 2002 amounts of $811 per month of automobile allowance for four months.

(8) Represents the number of shares under options granted in fiscal 2002. Such options replaced options for the same number of shares which had been granted in fiscal 2001 and terminated in fiscal 2002.

(9) Fiscal 2002 amounts include $7,868 of life and long-term disability insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner and $9,225 contributed by the Company under the Company's 401(k) plan.

(10) Fiscal 2002 amounts of $500 per month of automobile allowance

(11) Fiscal 2002 amounts consist of $653 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Winters and $1,805 contributed by the Company under MJQ's 401(k) plan.

(12) Fiscal 2002 amounts of $500 per month of automobile allowance

(13) Fiscal 2002 amounts consist of $602 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Flood and $1,656 contributed by the Company under MJQ's 401(k) plan.

(14) Includes compensation in Fiscal 2001 from April 30, 2001 to June 30, 2001.

Stock Options Grants

     The following table contains information concerning grants of stock options to the Named Executives during fiscal year 2002.

                                   Option Grants in Fiscal 2002
------------------------------------------------------------------------------------------------------
                       Individual Grants
                       -----------------
                    Number of     % of Total
                    Securities    Options                              Potential Realizable
                    Underlying    Granted to   Exercise                Value At Assumed Annual Rates
                    Options       Employees    Price      Expiration   of Stock Price Appreciation for
Name                Granted(#)    In 2002      ($/Sh)     Date         Option Term (1)
----                -----------   ----------   --------   -----------  -------------------------------
                                                                           5% ($)     10% ($)
                                                                           ------     ---------
Francis W. Murray    2,000,000     96.4         0.268750   12/31/10        338,030    856,636

Francis X. Murray        0          --              --         --            --         --

William H. Warner       75,000      3.60        0.268750   12/31/10         12,676     32,124

Jerry Winters            0          --              --         --            --         --

Stephan Flood            0          --              --         --            --         --
------------------------------------------------------------------------------------------------------

(1) Illustrates the value that might be received upon exercise of options immediately prior to the assumed expiration of their term at the specified compounded rates of appreciation based on the market price for the common stock when the options were granted. Assumed rates of appreciation are not necessarily indicative of future stock performance.


Stock Option Exercises and Holdings

     The following table sets forth the value of options held by each of the Named Executives at June 30, 2002. None of the Named Executives exercised any options during fiscal year 2002.

            Aggregated Option Exercises in 2002 and Option Values at June 30, 2002
-------------------------------------------------------------------------------------------------
                                            Number of Securities        Value of Unexercised
                                            Underlying Unexercised      In-the-Money Options
                                            Options at June 30, 2002(#) at June 30, 2002 ($)(1)
                   Shares        Value
                   Acquired on   Realized
Name               Exercise (#)  ($)        Exercisable  Unexercisable  Exercisable  Unexercisable
Francis W. Murray    --          --          2,300,000             0       62,500              0
William H. Warner    --          --             75,000             0        2,344              0
--------------------------------------------------------------------------------------------------

(1) The value of unexercised in-the-money options is based on the difference between the last reported sale price of a share of common stock as reported on the Pink Sheets on June 26, 2002 ($0.30) and the exercise price of the options, multiplied by the number of options.

Compensation of Directors

     Outside directors are provided compensation of $1,000 for each regular or special meeting of the Board in which each outside director participates either in person or by telephone.

Employment Contracts

     Effective December 1, 2000, we entered into a five-year employment contract with Mr. Francis W. Murray as our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him, in addition to participation in various other benefits provided to our employees. As part of his contract, on December 28, 2000, Mr. Murray was awarded options to purchase 2,000,0000 shares of our common stock under an stock incentive plan which was subject to stockholder approval. Such options terminated in fiscal 2002 since the Plan was not submitted for shareholder approval, and replacement options were granted in fiscal 2002 with an exercise price of $0.26875 per share, expiring December 31, 2010.

     In connection with the bareboat charter with MJQ Corporation we are obligated to honor several employment contracts between key executives and MJQ Corporation. Should we be successful in purchasing from the Trustee the promissory note of MJQ Corporation, it is our intention to honor these employment contracts. The first contract is for Francis X. Murray, which provides for a base salary of $290,000 and $310,000 respectively during calendar years 2002 and 2003. Additionally the contract provides for an annual bonus of up to 30% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club and other expense allowances. The employment contract with Jerry Winters provides for a base salary of $140,000 and $147,000 respectively during calendar years 2002 and 2003. Additionally the contract provides for an annual bonus of up to 25% of the executive's base salary if certain EBITDA performance goals are met, and other expense allowances. The employment contract with Stephen Flood provides for a base salary of $105,000 and $110,000 respectively during calendar years 2002 and 2003. Additionally the contract provides for an annual bonus of up to 20% of the executive's base salary if certain EBITDA performance goals are met.

Compensation Committee Interlocks and Insider Participation

     Mr. Francis W. Murray, a member of the Compensation Committee of the Board of Directors, currently serves as our President and Chief Executive Officer. See also "Item 13. Certain Relationships and Related Transactions" for additional information with respect to Mr. Murray.

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management.

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to the beneficial ownership, as of September 16, 2002, of each person who we knew to be the beneficial owner of more than 5% of our common stock. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

--------------------------------------------------------------------------------
                                          Common Stock
                                          ------------
Name and Address of
Beneficial Owner             Number of Shares       Percent
----------------             ----------------       -------
The Family Investment Trust     1,090,731        (1)  12.5%
Henry Brennan, Trustee
340 North Avenue
Cranford, NJ 07016

Francis W. Murray               4,800,000        (2)  33.6%
211 Benigno Boulevard
Suite 210
Bellmawr, NJ 08031

Frank A. Leo                      736,201        (3)   5.2%
44 Minebrook Rd
Colts Neck, NJ 07722
--------------------------------------------------------------------------------

(1) Henry Brennan is the brother of Robert E. Brennan, our former president, whose adult sons are the beneficiaries of the trust.
(2) Includes 2,300,000 shares of common stock issuable upon the exercise of warrants.
(3)  Includes 200,000 shares purchasable under stock options.

Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership, as of September 16, 2002, of (i) each director, (ii) the Named Executives and (iii) all of our directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

--------------------------------------------------------------------------------

Name of Beneficial Owner             Number of Shares(1)   Percent of Class
------------------------             -------------------   ----------------
Francis W. Murray                      4,800,000     (2)         33.6%
James J. Murray                           25,000     (3)           *
Walter ReDavid                                 0                   *
Robert J. Quigley                        105,830     (4)           *
William H. Warner                         75,124     (5)           *
All executive officers and             5,010,954                 35.8%
directors as a group (6 persons)
--------------------------------------------------------------------------------
* Less than 1 percent.
(1) With respect to each stockholder, includes any shares issuable upon exercise of any options or warrants held by such stockholder that are or will become exercisable within sixty days of September 16, 2002.

(2)  Includes 2,300,000 shares issuable upon the exercise of stock options.
(3)  Consists of shares of common stock issuable upon the exercise of options.
(4) Includes 100,000 shares of common stock issuable upon the exercise of options.
(5)  Includes 75,000 shares issuable upon the exercise of stock options.


Equity Compensation Plan Information

     The following table contains information on Equity Compensation Plans that have been and have not been approved by securityholders at June 30, 2002:

                                                                        Number of securities
                                                                        remaining available for
                        Number of                                       future issuance under
                        Securities to be         Weighted average       equity compensation
                        issued upon exercise     exercise price of      plans (excluding
                        of outstanding options,  outstanding options,   securities reflected in
                        warrants and rights      warrants and rights    column (a)
Plan Category                     (a)                   (b)                        (c)
----------------------  -----------------------  --------------------   ------------------------
Equity compensation
plans approved by                -0-                     N/A                     N/A
securityholders

Equity compensation
plans not approved by         4,046,500                  2.02                    -0-
securityholders

Total                         4,046,500                  2.02                    -0-


     Set forth below is a summary of the material terms of stock options granted by the Company which were not approved by the Company's securityholders.

     Pursuant to a Non-qualified Stock Option Agreement dated January 7, 2002 between the Company and each of Francis W. Murray and William H. Warner, the Company granted an option to purchase 2,000,000 shares of Common Stock to Mr. Murray and to purchase 75,000 shares of Common Stock to Mr. Warner, in each case for a purchase price of $0.26875 per share. The options vested immediately and expire December 31, 2010. The options are not transferable other than by will or the laws of descent and distribution, and, during the lifetime of the optionee, are exercisable only by the optionee. The options remain exercisable following termination of employment, until their scheduled expiration date.

     In Fiscal 1997, the Company granted a  non-qualified  stock option to Frank
A. Leo, its then chairman, to purchase 200,000 shares of Common Stock at $4.00 per share. In fiscal 2002, in connection with the agreement to purchase Mr. Leo's stock in Leo Equity Group, Inc., the Company agreed to reduce the purchase price for shares under Mr. Leo's stock option to $0.50 per share and imposed, as a condition of exercise of such option, the requirement that the Company first shall have consummated its purchase of Company Common Stock from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan pursuant to the Stock Purchase Agreement dated as of February 22, 2002, between the Company and such

Trustee. Mr. Leo's option survived termination of his employment and expires December 20,2006.

     In connection with prior agreements with former officers and directors, the Company granted options to purchase 925,000 shares of Common Stock at prices ranging from $4.00 to $5.00 per share. These options expire at various times from January 2006 to January 2007.

     In Fiscal 1999, the Company granted warrants to purchase 435,000 shares of Common Stock at $2.50 per share in connection with obtaining financing. These warrants expire in May 2004. In Fiscal 1996 the Company granted warrants to purchase 275,000 shares of Common Stock at $4.00 per share as a finder's fee in connection with the purchase of its El Rancho property. These warrants expire in April 2006.

Item 13. Certain Relationships and Related Transactions.

     During the third quarter of fiscal year 2001, we invested in two projects which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, we agreed to advance, as a loan, up to $1.5 million, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. At June 30, 2002, approximately $803,291 has been loaned to such project and we have accrued $107,878 of interest due on the loan. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. Loans by us to the limited partnership will bear interest at an annual rate of 12%, and we will have the right to convert our loans into a 50% equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, presently is 80%, and would be reduced proportionally if we exercise our right to convert our loans into equity.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale, to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property owner, MJQ Development which is owned by Michael J. Quigley, III, is developing a vacation membership/condominium hotel resort. Mr. Quigley has no relationship to Robert J. Quigley, the Company's director and former president. At June 30, 2002, the Company has lent $2,175,241 and has accrued $350,833 of interest incurred on the loan to the property owner. Our loans will bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of vacation memberships or hotel condominiums. We will have the right to convert our loan into an equity interest (subject to receiving certain third party approvals); which would entitle us to receive a priority return of our investment and a priority profits interest equal to three times our investment. Repayment of our loans (and receipt of any return if we convert our loans to equity) will be subject to repayment of, first, bank debt of approximately $3.8 million incurred in the purchase of the real property and, second, construction financing expected to amount to $25 million to $30 million. If the project is successful, Mr. Murray stands to receive a contingent benefit, which could be substantial, from the owner for his participation in the project, but only after we and the owner have received priority returns of our investment and priority shares of profits.

     On January 26, 2001, the Company borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the loan was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, the Company pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties. On February 22, 2002, Mr. Quigley released his security interest in the Garden State Park Note in connection with the Master Settlement Agreement. (See Note 10.)

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Francis W. Murray, our Chairman, President and Chief Executive Officer, is an officer and director of MJQ Corporation, and his son, Francis X. Murray, is President and a director of MJQ Corporation. Under the charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. In addition, in order to maintain the bareboat charter, we have entered into a Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others, and a related Purchase and Sale Agreement, providing for our purchase from the Trustee of the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $15.7 million as of June 30, 2002 and secured by a ship mortgage against the Palm Beach Princess vessel, for a purchase price of $13.75 million. See Notes 10 and 17. Pursuant to the Master Settlement Agreement, MJQ Corporation and its officers and directors (including Francis W. Murray and his son) exchanged mutual releases with the Trustee and others having claim to the Ship Mortgage Obligation.

     On July 12 2002 we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. The note is due on demand and interst is payable monthly.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

(a)  The following documents are filed as part of this report

     1.   Financial Statements.

          See index to Financial Statements at Item 8 on page 18 of this report.

     2.   Financial Statement Schedules.

          See index to Financial Statements at Item 8 on page 18 of this report.

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

     10.3 * Employment Agreement by and between the Registrant and Francis W. Murray dated as of December 1, 2000

    Exhibit
    Number                            Description
    ------                            -----------

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

     10.6 Agreement dated January 6, 1999 between the Company and Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (without Exhibits) (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 28,
          1999).

     10.7 Agreement of Sale Between Orion Casino Corporation (the "Seller") and Turnberry/Las Vegas Boulevard, LLC (the "Buyer"). (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8K dated May 22, 2000)

     10.8 Note Purchase Agreement Between Orion Casino Corporation, as Purchaser, and Turnberry/Las Vegas Boulevard, LLC, as Issuer, Dated as of March 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.9 $23,000,000.00 Promissory Note dated May 18, 2000, from Turnberry/Las Vegas Boulevard, LLC (the "Maker") to Orion Casino Corporation (the "Payee") (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.10Security   Agreement,   dated  as  of  May  18,  2000,  by  and  among
          Turnberry/Las Vegas Boulevard, LLC (the "Joint Venture"), the members of the Joint Venture parties to this Agreement (said members being collectively called the "Pledgers"), and Orion Casino Corporation, a Nevada corporation (the "Purchaser") (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.11Note Agreement  between GSRT, LLC, and  Realen-Turnberry/Cherry  Hill,
          LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.12$10,000,000.00  Promissory  Note dated November 29, 2000, from Realen-
          Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to
          Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

    Exhibit
    Number                            Description
    ------                            -----------

     10.13Security  Agreement,  dated as of  November  29,  2000,  by and  among
          Realen- Turnberry/Cherry Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.14Amended and Restated  Bareboat  Charter  between Palm Beach  Princess.
          Inc. and MJQ Corporation

     10.15Master  Settlement  Agreement  dated  February  22,  2002,  among  the
          Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan, the Company, and, among others, MJQ Corporation, Leo Equity Group, Inc., Francis W. Murray, Frank A. Leo and Michael J. Quigley, III

     10.16Purchase and Sale  Agreement  dated  February  22, 2002,  between Palm
          Beach Princess, Inc. and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan

     10.17Stock Purchase Agreement dated February 22, 2002, between the Company and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan

     10.18* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and Francis W. Murray

     10.19* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner

     10.20 * Stock Option granted to Francis W. Murray on January 15, 1997

     10.21 * Stock Option granted to Frank A. Leo on December 20, 1996

     21   Subsidiaries.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
*    Constitutes a management contract or compensation plan.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal year 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bellmawr, New Jersey, this 25th day of October,2002.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC.


           By:/s/ Francis W. Murray
              --------------------------------------------------------
              Francis W. Murray
              Chairman of the Board, President and Chief Executive Officer

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                         Title                         Date
      ---------                         -----                         ----

/s/ Francis W. Murray       Chairman of the Board, President    October 25,2002
---------------------       and Chief Executive Officer
Francis W. Murray           (Principal Executive Officer)


/s/ Francis W. Murray       Chief Financial Officer             October 25,2002
------------------------    (Principal Financial and
Francis W. Murray           Accounting Officer)



/s/ James J. Murray         Director                            October 25,2002
------------------------
James J. Murray


/s/ Robert J. Quigley       Director                            October 25,2002
------------------------
Robert J. Quigley


/s/ Walter ReDavid          Director                            October 25,2002
------------------------
Walter ReDavid

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I. Francis W. Murray, the President and Chief Executive Officer of International Thoroughbred Breeders, Inc., certify that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K  of   International
     Thoroughbred Breeders, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  October 25, 2002             s/Francis W. Murray
                                    -------------------------------
                                    Francis W. Murray
                                    President and Chief Executive Officer





                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francis W. Murray, the Chief Financial Officer and Treasurer of International Thoroughbred Breeders, Inc., certify that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K  of   International
     Thoroughbred Breeders, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  October 25, 2002             s/ Francis W. Murray
                                    ---------------------------------------
                                    Francis W. Murray
                                    Chief Financial Officer and Treasurer

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

     10.3 * Employment Agreement by and between the Registrant and Francis W. Murray dated as of December 1, 2000

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

     10.6 Agreement dated January 6, 1999 between the Company and Donald F. Conway, Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (without Exhibits) (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 28,
          1999).

     10.7 Agreement of Sale Between Orion Casino Corporation (the "Seller") and Turnberry/Las Vegas Boulevard, LLC (the "Buyer"). (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8K dated May 22, 2000)

    Exhibit
    Number                            Description
    ------                            -----------

     10.8 Note Purchase Agreement Between Orion Casino Corporation, as Purchaser, and Turnberry/Las Vegas Boulevard, LLC, as Issuer, Dated as of March 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.9 $23,000,000.00 Promissory Note dated May 18, 2000, from Turnberry/Las Vegas Boulevard, LLC (the "Maker") to Orion Casino Corporation (the "Payee") (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.10Security   Agreement,   dated  as  of  May  18,  2000,  by  and  among
          Turnberry/Las Vegas Boulevard, LLC (the "Joint Venture"), the members of the Joint Venture parties to this Agreement (said members being collectively called the "Pledgers"), and Orion Casino Corporation, a Nevada corporation (the "Purchaser") (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.11Note Agreement  between GSRT, LLC, and  Realen-Turnberry/Cherry  Hill,
          LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.12$10,000,000.00  Promissory  Note dated November 29, 2000, from Realen-
          Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to
          Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.13Security  Agreement,  dated as of  November  29,  2000,  by and  among
          Realen- Turnberry/Cherry Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.14Amended and Restated  Bareboat  Charter  between Palm Beach  Princess.
          Inc. and MJQ Corporation

     10.15Master  Settlement  Agreement  dated  February  22,  2002,  among  the
          Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan, the Company, and, among others, MJQ Corporation, Leo Equity Group, Inc., Francis W. Murray, Frank A. Leo and Michael J. Quigley, III

     10.16Purchase and Sale  Agreement  dated  February  22, 2002,  between Palm
          Beach Princess, Inc. and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan

     10.17Stock Purchase Agreement dated February 22, 2002, between the Company and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan

    Exhibit
    Number                            Description
    ------                            -----------

     10.18* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and Francis W. Murray

     10.19* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner

     10.20 * Stock Option granted to Francis W. Murray on January 15, 1997

     10.21 * Stock Option granted to Frank A. Leo on December 20, 1996

     21   Subsidiaries.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------
*    Constitutes a management contract or compensation plan.

                                                                 EXHIBIT 10.14

                  THE BALTIC AND INTERNATIONAL MARITIME CONFERENCE
                            STANDARD BAREBOAT CHARTER
                             CODE NAME: "BARECON A"

                                     PART I

1.       Shipbroker

         None

2.       Place and date

         Riviera Beach, Florida;

3.       Owners(Lessors)/Place of business

         MJQ Corporation
         777 East Port Road
         Riviera Beach, Florida 33404

4.       Charterers (Lessors)/Place of business

         Palm Beach Princess, Inc
         777 East Port Road
         Riviera Beach, Florida 33404

5.       Vessel's name (Cl. 8)

         Palm Beach Princess

6.       Flag & county of registry (Cl. 8)

         Panama

7.       Call sign

         3FNQ2

8.       Type of Vessel (motor or steam, dry-cargo, tank, reefer or passenger)

         Motor passenger vessel

9.       GRT/NRT

         6,659GRT/2,499NRT

10.      When/where built

         Finland; 1964

11.      Total dw. (abt.) in tons of 2,240 lbs. on summer freeboard

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

15.      Port or Place of delivery (Cl. 1)

         Palm Beach, Florida

16.      Time for delivery (Cl. 2)

         [Intentionally left blank]

17.      Cancelling date (Cl. 3)

         Not Applicable

18.      Port of redelivery (Cl. 13)

         Palm Beach, Florida

19.      Running days' notice if other than stated in Cl. 2

         [Intentionally left blank]

20.      Frequency of dry-docking if other than stated in Cl. 8(f)

         See Clause 8 (f).

21.      Trading Limits (Cl. 4)

         United States east coast; Bahamas; Gulf of Mexico; Caribbean.

22.      Charter period

         _________ (____) months, through July 31, 2002, and thereafter for up to twelve (12) additional, successive one-month periods, at Charterers' option, unless terminated earlier pursuant to clause 33 of Part II.

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

         1.  First Union National Bank
         2.  Cambridge Capital Group, Inc.

28. Insurance (marine and war risks) (state value acc. to Cl. 11(e) or, if applicable, acc. to Cl. 12(k)) (also state if Cl. 12 applies)

         U. S. $18,000,000 value.  Clause 12 not applicable.

29. Additional insurance cover, if any, for Owners' account limited to (Cl. 11(b)) or, if applicable, (Cl. 12(g))

         None

30. Additional insurance cover for Charterers' account limited to (Cl. 11(b))or, if applicable, (Cl. 12(g))

         None

31.      Brokerage commission and to whom payable (Cl. 24)

         None

32. Latent defects (only to be filled in if period other than stated in Cl. 1)

         [Intentionally left blank]

33.      Applicable law (Cl. 25)

         United States

34.      Place of arbitration (Cl. 25)

         New York City

35.      Hire/Purchase agreement (state ifPart III applies) (optional)

         Not Applicable

36.      Number of additional clauses covering special provisions, if agreed

         Clauses 33 and 38

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


Signature (Owners(Lessors))              Signature (Charterers(Lessees))

      MJQ CORPORATION                       PALM BEACH PRINCESS, INC.
      By: /s/ Michael J. Quigley            By: /s/ Francis X. Murray
              Chairman                              President


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

9.   Hire
     (a) The Charterers shall pay to the Owners for the hire of the Vessel at the lump sum per calendar month as indicated in Box 23 commencing on and from the date and hour of her delivery to the Charterers and at and after the agreed lump sum for any part of a month. Hire to continue until the date and hour when theVessel is redelivered by the Charterers to her Owners.

     (b) Payment of Hire, except for the first and last month's Hire, if sub-clause (c) of this Clause is applicable, shall be made in cash without discount every month in advance on the first day of each month in the currency and in the manner indicated in Box 24 and at the place mentioned in Box 25.

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

     [Intentionally Deleted]

13.  Re-delivery
     The Charterers shall at the expiration of the Charter period redeliver the Vessel at a safe and ice-free port or place as indicated in Box 18. The Charterers shall give the Owners not less than 30 running days' preliminary and not less than 14 days' definite notice of expected date, range of ports of redelivery or port or place of redelivery. Any changes thereafter in Vessel's position shall be notified immediately to the Owners.
     Should the Vessel be ordered on a voyage by which the Charter period may be exceeded the Charterers to have the use of the Vessel to enable them to complete the voyage, provided it could be reasonably calculated that the voyage would allow redelivery about the time fixed for the termination of the Charter.
     The Vessel shall be redelivered to the Owners in the same or as good structure, state, condition and class as that in which she was delivered, fair wear and tear not affecting class excepted.
     The Vessel upon redelivery shall have her survey cycles up to date and class certificates valid for at least the number of onths agreed in Box 14.

14.  Non-Lien
     Charterers will not suffer, nor permit to be continued, any lien or encumbrance incurred by them or their agents, which might have priority over the title and interest of the Owners in the Vessel.
     The Charterers further agree to fasten to the Vessel in a conspicuous place and to keep so fastened during the Charter period a notice reading as follows:-

          "This Vessel is the property of (name of Owners). It is under charter to (name of Charterers) and by the terms of the Charter Party neither the Charterers nor the Master have any right, power or authority to create, incur or permit to be imposed on the Vessel any lien whatsoever."

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

                                    PART III
                      "BARECON A" Standard Bareboat Charter

                             HIRE/PURCHASE AGREEMENT
       (Optional, only to apply if expressly agreed and stated in Box 35)

26.      [Intentionally Deleted]

27.      [Intentionally Deleted]

28.      [Intentionally Deleted]

29.      [Intentionally Deleted]

30.      [Intentionally Deleted]

31.      [Intentionally Deleted]

32.      [Intentionally Deleted]

     Additional Clauses

     33. This Charter may be terminated prior to the end of the Charter period stated in Box 22 of Part 1 in the event that an Event of Default shall exist under Section 3(b) of the Purchase and Sale Agreement dated of even date herewith between the Charterers and Donald F. Conway, Chapter Eleven Trustee for the Bankruptcy Estate of Robert E. Brennan (herein the "Trustee"). Upon occurrence of such an Event of Default, the Trustee, shall have the right, among other things, to cause the termination of this Charter upon notice to the Owners and the Charterers.

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

     35. This Charter and the rights of the Charterers under it are and shall be subject and subordinate both to the provisions of the Indenture of First Naval Mortgage, and the lien created thereby, given as of May
          13, 1999 by the Owners to First Union National Bank as First Mortgagee, and to the provisions of the Indenture of Second Naval Mortgage, and the lien created thereby, given as of May 13, 1999 by the Owners to Cambridge Capital Group, Inc. as Second Mortgagee.

     36. This Charter shall not be assigned or amended by the parties in the absence of the prior written approval of the Trustee, and Clause 35 shall not be amended without the prior written approval of the First and Second Mortgagees.

     37. The provisions of Clauses 33, 35 and 36 are for the express benefit of, and shall be enforceable by, the Trustee. The provisions of Clauses 35 and 36 are for the express benefit of, and shall be enforceable by, the holders of the First and Second Mortgagees.

     38. This Charter supersedes and replaces the previous charter agreement dated April 30, 2001 between the Owners and the Charterers with respect to the Vessel.

                                                                   EXHIBIT 10.15

                                                                  EXECUTION COPY

                           MASTER SETTLEMENT AGREEMENT

     This MASTER SETTLEMENT AGREEMENT (the "Agreement") is made as of the 22nd day of February, 2002, to be effective as of April 30, 2001 (the "Effective Date") by and among DONALD F. CONWAY, THE CHAPTER 11 TRUSTEE FOR THE BANKRUPTCY ESTATE OF ROBERT E. BRENNAN, a bankruptcy estate formed pursuant to Chapter 11 of Title 11 of the United States Code (the "Trustee"), MJQ CORPORATION, a
Delaware corporation ("MJQ"), MICHAEL J. QUIGLEY, III, an individual ("Quigley"), LEO EQUITY GROUP, INC., a Florida corporation ("LEG"), FRANK A. LEO, an individual ("Leo"), DEERBROOKE INVESTMENTS, INC., a Panamanian corporation ("Deerbrooke"), FRANCIS W. MURRAY, an individual ("Murray"), CAMBRIDGE CAPITAL GROUP, INC., a Delaware corporation ("Cambridge"), INTERNATIONAL THOROUGHBRED BREEDERS, INC., a Delaware corporation ("ITB"), and PALM BEACH PRINCESS, INC., a Delaware corporation ("PBP").

                                   Background

     A. On August 7, 1995, Robert E. Brennan (the "Debtor") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"), Case No. 95-35502(KCF). Pursuant to an Order entered June 10, 1997, the Bankruptcy Court approved the appointment of Trustee as trustee for the bankruptcy estate of the Debtor (the "Estate").

     B. Debtor is the grantor of three pre-petition offshore asset protection trusts (the "Offshore Trusts") established in Gibraltar pursuant to the laws of Gibraltar. Debtor appointed STG Valmet Trustees Limited ("STG"), formerly known as Seamark Trust Company (Gibraltar) Limited, as the trustee of two of the Offshore Trusts. Peter M. Bond ("Bond") is a principal of STG.

     C. The Palm Beach Princess f/k/a the Viking Princess, Patente of Navigation No. 14348-84-D, radio call signal 3FNQ2, (the "Ship") is an ocean-faring casino cruise ship under Panamanian flag owned by MJQ and operated out of the Port of Palm Beach, Florida.

     D. On April 28, 1998 the Trustee commenced litigation in Gibraltar against STG in the Supreme Court of Gibraltar which action is numbered 1998 C. No. 87 (the "Gibraltar Litigation") to recover the assets claimed by the Trustee to have been diverted to the Offshore Trusts, including the Ship Obligations (as defined below) and the Valmet Shares (as defined below). On December 7, 2000, the Trustee on the one hand, and STG and Bond, on the other, signed two written settlement agreements (collectively, the "STG Settlement Agreement") which resolve the Gibraltar Litigation and provide, inter alia, for the assignment by Oceanic Venture Funding Ltd. ("OVFL"), an Isle of Man entity, to the Trustee of all the right, title and interest of OVFL in and to (1) that certain Promissory Note dated May 13, 1999 (the "Ship Note") in the original principal amount of

$12,000,000 payable by MJQ to the order of Cambridge, and (2) that certain Indenture of Second Naval Mortgage dated as of May 13, 1999 by MJQ in favor of Cambridge securing the obligations of MJQ under the Ship Note and encumbering the Ship (collectively, the "Ship Obligations"). In addition, Bond agreed to assign certain shares of common stock of International Thoroughbred Breeders, Inc. (the "Valmet Shares") held by entities owned or controlled by him to the Trustee. The performance of the STG Settlement Agreement by the parties is conditioned upon Bankruptcy Court approval in the Pirates Litigation (as defined below) as well as approval by the Supreme Court of Gibraltar in the Gibraltar Litigation. On February 21, 2001, the Bankruptcy Court entered an Order in the Pirates Litigation approving the STG Settlement Agreement pursuant to Federal Rule of Bankruptcy Procedure 9019. On September 27, 2001, the Supreme Court of
Gibraltar entered an order approving the STG Settlement Agreement (the "Gibraltar Court Approval Order").

     E. On May 13, 1998, the Trustee commenced an adversary proceeding, captioned Conway v. Pirates Associates, et al., Adv. Pro. No. 98-3245 (the "Pirates Litigation"), seeking, inter alia, avoidance of the Debtor's transfers of assets to the Offshore Trusts and avoidance of certain of the Debtor's transfers of shares of International Thoroughbred Breeders, Inc. ("ITB") to non-debtor entities (the "Pirates Shares"). On November 29, 2000, the Trustee obtained leave to file the Third Amendment to the Complaint in the Pirates Litigation seeking, inter alia, avoidance of certain transfers from the Offshore Trusts to the Ship (the "Ship Claims"). In the Third Amendment to the Complaint, the Trustee joined MJQ, LEG, Deerbrooke, Cambridge, Quigley, Leo, and Murray (collectively the "Ship Defendants"), among others, as defendants to the Pirates Litigation.

     F. On June 9, 1998, the Trustee commenced an adversary proceeding, captioned Conway v. Abbey Investors of America, Inc., et al., Adv. Pro. No. 98-3283 (the "Abbey Litigation"), seeking, inter alia, avoidance of certain of the Debtor's transfers of certain shares of ITB to non-debtor entities (the "Abbey Shares") (the Abbey Shares and the Pirates Shares are collectively referred to herein as the "Litigated Shares").

     G. PBP is a wholly owned subsidiary of International Thoroughbred Gaming Development Corporation ("ITG"), which is a wholly owned subsidiary of International Thoroughbred Breeders, Inc. ("ITB"), a Delaware corporation. GSRT, LLC ("GSRT") is a wholly owned subsidiary of ITB and is the payee of that certain promissory note dated November 29, 2000 in the original principal amount of $10,000,000 payable by Realen- Turnberry/Cherry Hill, LLC (the "GSP Note"). To facilitate the continued operation of the Ship as a going concern, ITB and PBP desire to participate in the Master Settlement Agreement. PBP shall purchase the Ship Obligations.

     H. The Trustee has agreed to, among other things, assign the Ship Obligations to PBP and release the Ship Claims in consideration of the agreement by and among the Ship Defendants that in the event of certain defaults by PBP in connection with its obligation to purchase the Ship Obligations or certain other obligations to be undertaken by the parties hereto, the Trustee shall take control of the Ship, and shall thereafter be free to sell the Ship along with its Related Assets as a going concern, free and clear of all claims of the Ship Defendants, with the proceeds of such sale being applied by the Trustee for the benefit of the Estate.

     I. The Trustee and Ship Defendants intend that this Agreement resolve the Ship Claims and all other claims asserted by and against each of them without exposing either party to any further costs or uncertainty of the outcome. The Trustee and Ship Defendants each desire to terminate the litigation with respect to the Ship Claims and deliver and exchange mutual general releases upon the approval of this Agreement by the Bankruptcy Court and by certain third parties more particularly set forth below.

                                    Agreement

     NOW, THEREFORE, in consideration of the foregoing recitals, the mutual covenants, and agreements contained in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto, intending to be legally bound hereby, agree, subject to Bankruptcy Court approval, as follows:

     1. Defined Terms; Interpretation.

        (a) The following capitalized terms generally used in this Agreement shall have the meanings defined or referenced below:

     "Abbey Litigation" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Abbey Shares" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Additional Shares" shall have the meaning ascribed to such term in Section 3(a)(iii) of this Agreement.

     "Agreement" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Assumed Contracts" shall have the meaning ascribed to such term in Section 11(a)(i) of this Agreement.

     "Assumed  Liabilities"  shall  have the  meaning  ascribed  to such term in
Section 11(a) of this Agreement.

     "Balloon Payment" shall have the meaning ascribed to such term in Section 3(a)(i) of this Agreement.

     "Bankruptcy Code" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Bankruptcy Court" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Bankruptcy Court Approval Order" shall have the meaning ascribed to such term in Section 2(b) of this Agreement.

     "Bareboat Charter" shall have the meaning ascribed to such term in Section 3(b)(ii) of this Agreement.

     "Benefit Plans" shall have the meaning ascribed to such term in Section 11(b) of this Agreement.

     "Business" shall have the meaning ascribed to such term in the definition of Related Assets below.

     "Bond" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Cambridge" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Charter Rent" shall have the meaning ascribed to such term in Section 3(b)(ii) of this Agreement.

     "Cherry  Hill  Property"  shall have the  meaning  ascribed to such term in
Section 5(b) of this Agreement.

     "Closing Date" shall have the meaning ascribed to such term in the Purchase and Sale Agreement.

     "Control Date" shall mean the date, if any, on which the Trustee takes control of the Ship pursuant to the Foreclosure Documents.

     "Control Date Working Capital Statement" shall have the meaning ascribed to such term in Section 11(c)(i) hereof.

     "Current Assets" and "Current Liabilities" shall mean assets and liabilities, respectively, of MJQ and PBP that would be classified as current assets and current liabilities, respectively, in accordance with generally accepted accounting principles.

     "Debtor" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Deerbrooke" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Discharge" shall have the meaning ascribed to such term in Section 3(d)(ii) of this Agreement.

     "District" shall have the meaning ascribed to such term in Section 3(c)(i) of this Agreement.

     "Eligible Assets" shall mean those categories of assets set forth on the pro forma consolidated financial statements of MJQ and PBP as set forth on
Schedule 6(e) attached hereto consisting of (a) prepaid shipyard expenses and insurance premiums, (b) on board casino cash float, (c) accounts receivable (as set forth in clause (j) of the definition of "Related Assets" set forth below),
(d) prepaid expenses, (e) security deposits and (f) inventory (as defined in clause (i) of the definition of "Related Assets" set forth below).

     "Eligible Liabilities" shall mean those categories of liabilities set forth on the pro forma consolidated financial statements of MJQ and PBP as set forth on Schedule 6(e) attached hereto consisting of (a) accounts payable arising in the ordinary course of business (excluding payments to affiliates and third party professional fees), (b) accrued purchases, (c) accrued expense payable,
(c) unearned passenger fare, (e) wages payable for any pay period except the current payroll period, (f) other miscellaneous payables other than those related to the current pay period and (f) taxes payable, other than current quarterly payroll taxes.

     "Environmental  Claims"  shall have the  meaning  ascribed  to such term in
Section 11(b) of this Agreement.

     "Environmental  Laws"  shall  have the  meaning  ascribed  to such  term in
Section 11(b) of this Agreement.

     "Escrow Agreement" shall have the meaning ascribed to such term in Section 8 of this Agreement.

     "Escrow Excess" shall have the meaning ascribed to such term in Section 3(e) of this Agreement.

     "Escrow Funds" shall have the meaning ascribed to such term in Section 2(c) of this Agreement.

     "Estoppel Letter" shall have the meaning ascribed to such term in Section 3(a)(iv) of this Agreement.

     "Excess Related Asset Value" shall have the meaning ascribed to such term in Section 11(c)(v) of this Agreement.

     "Foreclosure  Documents"  shall have the  meaning  ascribed to such term in
Section 3(b)(i) of this Agreement.

     "Fraudulent Conveyance Litigation" shall mean the litigation over the Ship Claims in the Pirates Litigation.

     "Gibraltar Litigation" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Gibraltar Court Approval Order" shall have the meaning ascribed to such term in Section 2(b) of this Agreement.

     "GSP Escrow" shall have the meaning ascribed to such term in Section 3(e) of this Agreement.

     "GSP Note" shall have the meaning ascribed to such term in the Background of this Agreement.

     "GSRT" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Individual Settlors" means, collectively, Leo, Murray and Quigley.

     "Installment  Payments"  shall have the  meaning  ascribed  to such term in
Section 3(a)(i) of this Agreement.

     "ITB" shall have the meaning ascribed to such term in the Background of this Agreement.

     "ITB Security  Agreement"  shall have the meaning  ascribed to such term in
Section 3(a)(iv) of this Agreement.

     "ITG" shall have the meaning ascribed to such term in the Background of this Agreement.

     "LEG" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Leo" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Liquidated  Damages"  shall  have the  meaning  ascribed  to such  term in
Section 3(a)(i) of this Agreement.

     "Litigated Shares" shall have the meaning ascribed to such term in the Background of this Agreement.

     "MJQ" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Materials of Environmental Concern" shall have the meaning ascribed to such term in Section 11(b) hereof.

     "Murray" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Murray Guaranty Agreement" shall have the meaning ascribed to such term in
Section 3(a)(vi) of this Agreement.

     "Offshore Trusts" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Operating  Agreement"  shall  have the  meaning  ascribed  to such term in
Section 3(c)(i) of this Agreement.

     "Operational Documents" shall have the meaning ascribed to such term in the definition of "Related Assets" below.

     "Option" shall have the meaning ascribed to such term in Section 3(a)(iii) of this Agreement.

     "Other LEG  Agreements"  shall have the  meaning  ascribed  to such term in
Section 3(c)(ii) of this Agreement.

     "OVFL" shall have the meaning ascribed to such term in the Background of this Agreement.

     "PBP Ship Mortgage Assignment" shall have the meaning ascribed to such term in Section 3(d)(i) of this Agreement.

     "PBP" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Pirates Litigation" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Pirates Shares" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Port Management Agreement" shall have the meaning ascribed to such term in
Section 3(b)(iii) of this Agreement.

     "Port Management Agreement Assignment" shall have the meaning ascribed to such term in Section 3(b)(iii) of this Agreement.

     "Purchase and Sale Agreement" shall have the meaning ascribed to such term in Section 3(a)(i) of this Agreement.

     "Quigley" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Realen-Turnberry" shall have the meaning ascribed to such term in Section 3(a)(v) of this Agreement.

     "Related Assets" means the following:

     (a) the leases under which MJQ or PBP is a lessee, listed as of the date hereof in Schedule 1(a) attached hereto (with the understanding that some of those leases may expire and additional leases may be added in the ordinary course of business between the date of the Settlement Agreement and the Closing Date or the Control Date, as the case may
          be);

     (b) all casino equipment owned by MJQ or PBP used in connection with the operation of the business known as the "Palm Beach Casino Line" (the

          "Business"), which includes (among other things) the operation of the Ship in the casino cruise business, and all of MJQ's or PBP's leasehold interests in any and all casino equipment being leased to MJQ or PBP and used in the Business, which casino equipment is listed as of the date hereof in Schedule 1(b) (it being understood and agreed that some of those leases may expire, and others may be added, between the date hereof and the Closing Date or the Control Date, as the case may be);

     (c) all office equipment owned by MJQ or PBP and used in the Business and all of MJQ's or PBP's leasehold interest in any and all office equipment leased to MJQ or PBP and used in the Business, which office equipment is listed as of the date hereof in Schedule 1(c) attached hereto (it being understood and agreed that some of those leases may expire, and others may be added, between the date hereof and the Closing Date or the Control Date, as the case may be);

     (d) any and all other equipment (including but not limited to all electrical, navigational, radar and computer systems), machinery, furniture, fixtures, life boats, engines, charts, test equipment, tools and other fixed assets owned by MJQ and PBP and used in the Business, whether on board the Ship or on shore, and all of MJQ's and PBP's leasehold interests in any and all such equipment, which equipment is listed as of the date hereof in Schedule 1(d) attached hereto (it being understood and agreed that some of such leases may expire, and others may be added, between the date hereof and the Closing Date and the Control Date, as the case may be);

     (e) all executory contracts, agreements, and commitments of or in favor of MJQ or PBP entered into in the ordinary course of the Business (other than insurance policies and collective bargaining agreements including all prepayments and security deposits thereunder), which contracts, agreements and commitments are listed as of the date hereof in
          Schedule 1(e) attached hereto (it being understood and agreed that some of such contracts, agreements and commitments may expire, and others may be added, between the date hereof and the Closing Date and the Control Date, as the case may be);

     (f) all of MJQ and PBP's right, title and interest in and to all licenses, permits, franchises, approvals, certificates, authorizations and rights issued by any federal, state or local government relating to the Business to the extent such rights, title and interest are transferable or assignable to the Trustee or its designee;

     (g) all right, title and interest (if any) of MJQ and PBP to the trade names "Palm Beach Princess" and "Palm Beach Casino Line", and to any variations thereof;

     (h) all right, title and interest of MJQ Corporation d/b/a Palm Beach Casino Line in and to Florida Alcoholic Beverages License #60-11456, Series 4COP-SPX;

     (i) all inventories and supplies of MJQ and PBP, including, without limitation, inventories of food, beverages, spare parts, phone cards held for sale to employees, gift shop inventory and the remaining bunkers and unused lubricating oils but only to the extent such oils are in storage tanks or sealed drums or otherwise in the Ship's system; and

     (j) the casino cash float on board the Ship on the Control Date (including but not limited to cash in slot machines), credit card receivables and other receivables arising in the ordinary course of business.

The licenses, permits, leases of real property, leases of personal property, and other executory contracts and agreements included in the Related Assets described above are hereinafter collectively called the "Operational Documents." It is agreed that the following assets are expressly excluded from the Related
Assets: all automobile leases and automobile finance agreements; any and all accounts receivable and notes receivable owing from MJQ, PBP or any other affiliated or related persons and entities and claims by MJQ and PBP which arose prior to the Trustee's acquisition of control of the Ship; all insurance policies of MJQ or PBP (including any unearned premiums); all bank accounts and certificates of deposit of PBP and MJQ; and employment contracts of Francis X. Murray, John McTighe, and Jerry Winters.

     "Release" shall have the meaning ascribed to such term in Section 2(a) of this Agreement.

     "Related Asset Value Deficiency" shall have the meaning ascribed to such term in Section 11(c)(v) of this Agreement.

     "Retained  Liabilities"  shall have the  meaning  ascribed  to such term in
Section 11(b) of this Agreement.

     "Settlement Documents" shall mean this Agreement, the Purchase and Sale Agreement, the Stock Purchase Agreement, the ITB Security Agreement, Stock Option Agreement, the Escrow Agreement, the Release and all other documents and agreements executed concurrently with the execution and delivery of this Agreement as set forth in Section 3.

     "Ship Claims" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Ship Defendants" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Ship Mortgage" shall have the meaning ascribed to such term in Section 3(d)(i) of this Agreement.

     "Ship Note" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Ship Obligations" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Ship Obligation Event of Default" shall have the meaning ascribed to such term in Section 9 of this Agreement.

     "Ship" shall have the meaning ascribed to such term in the Background of this Agreement.

     "STG Settlement Agreement" shall have the meaning ascribed to such term in the Background of this Agreement.

     "STG" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Stock Acquisition Event of Default" shall have the meaning ascribed to such term in Section 9(b) of this Agreement.

     "Stock Purchase  Agreement" shall have the meaning ascribed to such term in
Section 3(a)(ii) of this Agreement.

     "Taxes" shall have the meaning ascribed to such term in Section 11(b) of this Agreement.

     "Trustee Ship Mortgage Assignment" shall have the meaning ascribed to such term in Section 3(d)(i) of this Agreement.

     "Trustee" shall mean Donald F. Conway, the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan, and any successor thereto.

     "Valmet Closing" shall have the meaning ascribed to such term in Section 3(a)(ii) of this Agreement.

     "Valmet Payment" shall have the meaning ascribed to such term in Section 3(e) of this Agreement.

     "Valmet Shares" shall have the meaning ascribed to such term in the Background of this Agreement.

     "Working Capital Deficiency" shall mean the amount by which Eligible Liabilities exceeds Eligible Assets.

     "Working Capital Test Date" shall have the meaning ascribed to such term in
Section 6(e) of this Agreement.

        (b) The parties hereto acknowledge and agree that certain of the transactions described herein shall be implemented by the Settlement Documents, and that in the event of a conflict between the terms of this Settlement Agreement and any of the Settlement Documents, the terms of the Settlement Documents shall govern and control.

     2. Settlement; Effectiveness.

        (a) Settlement. On the terms hereinafter set forth and subject to the conditions set forth in Section 2(b) hereof, the Trustee and the Ship Defendants shall cause the

Fraudulent Conveyance Litigation to be settled, discontinued and ended, with prejudice, and the parties shall execute and deliver a mutual general release in the form attached as Exhibit "A" to this Agreement (the "Release"). The Release delivered by the parties hereto shall incorporate mutual general releases by each of the Trustee, the Ship Defendants and each of the business entities and persons set forth on Exhibit "B" to this Agreement.

        (b) Effectiveness. The effectiveness of this Agreement is contingent upon (i) the entry of a final order by the Bankruptcy Court approving the Purchase and Sale Agreement pursuant to 11 U.S.C. ss.363(b)(1) and approving this Agreement pursuant to Federal Rule of Bankruptcy Procedure 9019, respectively, which Order shall require that all claims to or against the Ship Obligations shall attach to and be satisfied solely from the payments of the purchase price for the Ship Obligations, and the time for obtaining a stay of such Order shall have passed without any stay of such Order having been granted or, if such stay shall have been granted, the Order shall have become final and non-appealable (the "Bankruptcy Court Approval Order"); (ii) the entry of an order by the Supreme Court of Gibraltar approving the STG Settlement Agreement and ordering the assignment of the Ship Obligations to the Trustee (the "Gibraltar Court Approval Order"); and (iii) the Trustee shall have received a written assignment by OVFL of all of OVFL's right, title and interest in and to, and all claims against, the Ship Obligations and the Ship. In the event that the foregoing items (i), (ii) and (iii) have not occurred on or prior to April 30, 2002, this Settlement Agreement shall terminate and the Settlement Documents shall be null and void and of no further force and effect; provided, however, that in any such event the penultimate sentence of Section 2(c) below shall remain in effect.

        (c) Escrow of Installment Payments. The Installment Payments will be paid into the Registry of the Bankruptcy Court in an interest bearing account (the "Escrow Funds") and not released until the conditions set forth in Section 2(b) hereof have been fully satisfied. If the conditions set forth in Section 2(b) hereof are fully satisfied, then Trustee shall be entitled to the entry of an order by the Bankruptcy Court permitting the release of the Escrow Funds to the Trustee, subject to the release and delivery by the Escrow Agent to all parties of the Release more particularly described in Section 3(a), and ITB and PBP consent to the entry of such an order by the Bankruptcy Court releasing the Escrow Funds to the Trustee. Upon the satisfaction of the conditions in Section 2(b) hereof, all Installment Payments paid thereafter shall be made directly to the Trustee. If the conditions set forth herein are not met by April 30, 2002, then PBP shall be entitled to terminate the Purchase and Sale Agreement and to the entry of an Order permitting the release of the Escrow Funds to PBP, and the Trustee consents to the entry of such an Order releasing the Escrow Funds to PBP. The effect of a failure of the Closing to occur as a result of the inability to satisfy various other conditions precedent or a material breach by any party is provided for in the Purchase and Sale Agreement.

     3. Settlement Documents. Simultaneously with the execution of this Agreement the parties to this Agreement shall execute the Release and deposit the Release with the Escrow Agent, and the following documents, certain of which are being executed simultaneously with this Settlement Agreement and others of which may be required to be executed after the execution of this Agreement, in either case are being or when executed shall be deposited with the Escrow Agent to be held in accordance with the terms of the Escrow Agreement:

        (a) ITB and PBP Agreements: Simultaneously with the execution and delivery of this Settlement Agreement, ITB or PBP, as the case may be, shall execute and deposit the following with the Escrow Agent:

            (i) Purchase and Sale Agreement. A Purchase and Sale Agreement in the form attached hereto as Exhibit "C" (the "Purchase and Sale Agreement") pursuant to which PBP agrees to purchase the Ship Obligations. The purchase price of the Ship Obligations shall be $13,750,000, payable by PBP in (A) sixteen (16) consecutive monthly installments of $250,000 each (the "Installment Payments"), with the first payment being made as of April 30, 2001 and continuing on the last day of each calendar month thereafter through and including July 31, 2002 and (B) a payment of $9,750,000 (the "Balloon Payment") due on the Closing Date. Until the conditions in Section 2(b) hereof are fully satisfied, the Installment Payments shall be held in the Registry of the Bankruptcy Court pursuant to Section 2(c) hereof. Thereafter, Installment Payments by PBP shall be made directly to the Trustee. The closing of the transactions contemplated by the Purchase and Sale Agreement shall be scheduled to occur on or before July 31, 2002, as such date may be extended pursuant to the terms of the Purchase and Sale Agreement, but in no event shall it occur prior to Bankruptcy Court Approval and the conditions set forth in Paragraph 2(b) hereof have been satisfied. Upon the occurrence of a Ship Obligation Event of Default under the Purchase and Sale Agreement, the Trustee shall have the right in his sole discretion to terminate the Purchase and Sale Agreement and the Trustee shall be permitted to retain as liquidated damages any and all of the Installment Payments theretofore made (the "Liquidated Damages"). In the event that the Trustee terminates the Purchase and Sale Agreement, the Escrow Agent shall take all actions necessary to convey the Ship to the Trustee or its designee, record the Foreclosure Documents and otherwise perfect the ownership and possessory interest of the Trustee in and to the Ship.

            (ii) Stock Purchase Agreement. A Stock Purchase Agreement in the form attached hereto as Exhibit "D" (the "Stock Purchase Agreement") pursuant to which the Trustee shall agree to sell and ITB shall agree to purchase all of the Valmet Shares at $.50 per share, upon the terms and conditions more particularly set forth therein. The purchase of the Valmet Shares shall be scheduled to occur (subject to satisfaction of certain conditions precedent) on or before July 1, 2002 ("Valmet Closing").

            (iii) Stock Option Agreement. A Stock Option Agreement in the form attached hereto as Exhibit "E" pursuant to which ITB shall have the option to purchase the Litigated Shares and any other shares of ITB common stock that the Trustee may come into possession of (the "Additional Shares") at a purchase price of $.50 per share (the "Option") exercisable within forty-five (45) days of written notice from the Trustee that the Trustee is entitled to take possession of the Litigated Shares or the Additional Shares. ITB acknowledges and agrees that the Trustee shall have no obligation to take possession or control of the Litigated Shares or the Abbey Shares, regardless of the Trustee's ability to do so. ITB further acknowledges and agrees that the Trustee's agreement to grant an option to ITB does not constitute an election of remedies in the Pirates Litigation, the Abbey Litigation or otherwise.

            (iv) ITB Security Agreement. A security agreement in the form attached as Exhibit "F" hereto (the "ITB Security Agreement") pursuant to which ITB's obligations to purchase the Valmet Shares from the Trustee shall be secured by the proceeds of the GSP Note.

            (v) Estoppel Letter. An estoppel letter in the form attached hereto as Exhibit "G" from Realen-Turnberry/Cherry Hill, LLC ("Realen-Turnberry"), the payor of the GSP Note, with such changes as may be approved by the Trustee.

            (vi) Murray Guaranty. A guaranty agreement in the form attached hereto as Exhibit "H" (the "Murray Guaranty Agreement") pursuant to which Francis W. Murray ("Murray") shall unconditionally guaranty and act as surety for the obligation to pay the Related Asset Value Deficiency to the Trustee.

            (vii) Quigley Guaranty. A guaranty agreement in the form attached hereto as Exhibit "I" (the "Quigley Guaranty Agreement") pursuant to which Quigley shall unconditionally guaranty and act as surety for the obligation to pay the Related Asset Value Deficiency to the Trustee.

        (b) MJQ Agreements.

            (i) Foreclosure Documents. Those documents and agreements set forth on Schedule 3(b)(i) hereto (collectively, the "Foreclosure Documents"), pursuant to which MJQ, PBP and other necessary parties consent to the entry of a judgment of strict foreclosure in favor of the Trustee. MJQ, PBP and the Trustee or any of their respective assignees shall execute any and all documents necessary or reasonably requested by the other to effectuate the Trustee's sale of the Ship and the Related Assets during the existence of a Ship Obligation Event of Default, including but not limited to an Assignment and Assumption Agreement in the form attached hereto as Exhibit J. At the Trustee's election during the existence of a Ship Obligation Event of Default, the Trustee shall have the right to retain all of the Installment Payments and any other sums theretofore paid to Trustee under the Purchase and Sale Agreement, to take control of the Ship and to foreclose, market and sell the Ship and the Related Assets in his sole discretion with the proceeds of any sale being paid over to the Estate. The Trustee shall receive the installment payments, the proceeds of such foreclosure and sale of the Ship and Related Assets in full satisfaction of the Ship Obligations, and neither MJQ nor any other Ship Defendants shall be liable for a deficiency with respect to Ship Obligations. The Foreclosure Documents shall be executed simultaneously with the execution of this Agreement and held by the Escrow Agent in escrow and released to the Trustee upon the occurrence of a Ship Obligation Event of Default.

            (ii) Bareboat Charter. A bareboat charter (the "Bareboat Charter") pursuant to which PBP charters the Ship effective as of April 30, 2001 and ending on July 31, 2002, subject to extension as provided therein. The Charter shall provide that PBP will pay monthly rent in the amount of not less than Fifty Thousand Dollars ($50,000) (the "Charter Rent"). The Charter Rent shall be an amount sufficient to cover MJQ's monthly installment payments of principal owed to First Union National Bank under that certain term loan dated May 13, 1999 and secured by an Indenture of First Naval Mortgage encumbering the Ship. The Bareboat Charter shall automatically terminate upon the occurrence of a Ship Obligation Event of Default. The Trustee consents to MJQ and PBP entering into the Bareboat Charter in the form of Exhibit "K" attached hereto.

            (iii) Port Management Agreement. An assignment to PBP all of MJQ's right, title and interest in, to and under the Port Management Agreement for the Ship dated May 13, 1999 between MJQ and LEG (the "Port Management Agreement"). Said assignment will provide that it shall terminate upon the occurrence of a Ship Obligation Event of Default. MJQ will execute an assignment in the form attached hereto as Exhibit "L", pursuant to which MJQ assigns to the Trustee of all its right, title and interest in, to and under the Port Management Agreement to the Trustee ("Port Management Agreement Assignment"). The Port Management Agreement Assignment shall be executed simultaneously with the execution of the Purchase and Sale Agreement and held by the Escrow Agent in escrow and released to the Trustee upon termination by the Trustee of the Purchase and Sale Agreement due to the occurrence of a Ship Obligation Event of Default. The Trustee acknowledges that prior to closing under the Purchase and Sale Agreement PBP may enter into a new operating agreement with the District, subject to the consent and approval of the Trustee, and upon the effectiveness of the new operating agreement, the Port Management Agreement shall terminate and be of no further force and effect.

            (iv) Insurance. Hull, Machinery and Third Party Liability polices of insurance identifying the Trustee as a co-insured and as a loss payee "as its interest may appear in form and substance satisfactory to the Trustee and its counsel". The Trustee acknowledges that the existing policies of insurance identified on Schedule 3(b)(iv) attached hereto and copies of which have been furnished to Trustee are satisfactory in form and substance.

            (v) Power of Attorney. Irrevocable Power of Attorney issued in favor of the Trustee in the event of a Ship Obligation Event of Default in the form attached hereto as Exhibit "M".

            (vi) Transcript of Registry. A Certificate of Ownership and Encumbrance disclosing that the Ship is free and clear of all encumbrances except the Ship Obligations, a First Naval Mortgage in favor of First Union National Bank, N.A. and a Subordination Agreement among MJQ, First Union National Bank, N.A. and Cambridge (the "First Union Subordination Agreement").

            (vii) Other Agreements. Upon request by the Trustee, MJQ shall execute any and all documents reasonably necessary to effectuate the Trustee's sale of the Ship and the Related Assets as a going concern and shall reasonably cooperate in obtaining any and all third party approvals required in connection with the assignment and sale of the Ship as provided herein. All of the foregoing shall be held in escrow by the Escrow Agent pursuant to Section 8 of this Agreement.

        (c) LEG Agreements.

            (i) Operating Agreement. An Assignment Agreement in the form of Exhibit "N" (the "Operating Agreement Assignment") attached hereto pursuant to which LEG assigns to the Trustee all of its right, title and interest in, to and under the Operating Agreement (the "Operating Agreement") dated May 29, 1996, as renewed, with the Port of Palm Beach District (the "District"). The Trustee acknowledges that prior to closing under the Purchase and Sale Agreement PBP may enter into a new operating agreement with the District, subject to the consent and approval of the Trustee, in which event PBP shall enter into an assignment agreement in form and substance reasonably satisfactory to the Trustee.

            (ii) Other LEG Assignments. An Assignment and Assumption Agreement in the form of Exhibit "O" hereto pursuant to which LEG assigns to the Trustee all agreements, contracts and leases to which it is a party necessary to the operations of the Ship ("Other LEG Agreements"). The Operating Agreement Assignment and Other LEG Assignments shall be held in escrow pursuant to Section 8 of this Agreement.

            (iii) Consents. LEG consents to MJQ's assignment of the Port Management Agreement to PBP and the Trustee. LEG agrees to execute such further documents and agreements as may be reasonably required by the Trustee in his sole discretion to confirm or further evidence such consent.

            (iv) Other Agreements. Upon request of the Trustee, LEG shall execute any and all documents reasonably necessary to effectuate the sale of the Ship and the Related Assets by the Trustee as a going concern and shall reasonably cooperate in obtaining any and all third party approvals required in connection with the assignment and sale of the Ship as provided herein. All of the foregoing shall be held in escrow by the Escrow Agent pursuant to Section 8 of this Agreement.

        (d) Cambridge Agreements.

            (i) Mortgage Assignments. Two assignments in the form of Exhibit "P" attached hereto (the "Mortgage Assignment") pursuant to which Cambridge assigns the Indenture of Second Naval Mortgage by MJQ dated as of May 19, 1999 ("Ship Mortgage") encumbering the Ship. One Mortgage Assignment will be in favor of the Trustee ("Trustee Ship Mortgage Assignment") and one Mortgage Assignment will be in favor of PBP ("PBP Ship Mortgage Assignment"). The Trustee Ship Mortgage Assignment and the PBP Ship Mortgage Assignment (collectively the "Ship Mortgage Assignments") shall be held in escrow by the Escrow Agent pursuant to Section 8 of this Agreement.

            (ii) Discharge. A discharge of Mortgage in the form attached as Exhibit "Q" hereto ("Discharge") to be held in escrow by the Escrow Agent pursuant to Section 8 of this Agreement.

            (iii) Other Documents. Cambridge agrees to execute any and all documents as may be reasonably required by Trustee for the recordation of the Mortgage Assignment and Discharge in the Republic of Panama or to otherwise terminate of record the Ship Obligations or the First Union Subordination Agreement.

            (iv) Other Agreements. Cambridge shall execute any and all documents as may be reasonably required by Trustee in his sole discretion to effectuate the sale of the Ship Obligations and to terminate of record the Ship Obligations. All of the foregoing shall be held in escrow by the Escrow Agent pursuant to Section 8 of this Agreement.

        (e) GSRT Agreements. ITB shall cause GSRT to endorse the GSP Note to the order of ITB effective as of April 30, 2001. All payments made under the GSP Note prior to the closing of the Trustee's sale of the Valmet Shares to ITB (the "Valmet Payment") shall be held in escrow (the "GSP Escrow") by the Escrow Agent. ITB shall notify the Realen-Turnberry to make all payments to the Escrow Agent. ITB shall, by appropriate documentation reasonably acceptable to Trustee, covenant and agree that it shall waive its right to convert the GSP Note to an equity interest in Realen-Turnberry as long as the proceeds of the GSP Note are pledged as collateral. Prior to the Valmet Payment, ITB shall have the right to direct the Escrow Agent to apply the GSP Escrow toward the payment of the Installment Payments under the Purchase and Sale Agreement. If the amount held in the GSP Escrow exceeds the amount required to purchase the Valmet Shares pursuant to the Stock Purchase Agreement ("Escrow Excess") at any time prior to the Closing Date of the Purchase and Sale Agreement, the Escrow Agent will be permitted to release the Escrow Excess to ITB if requested in writing by ITB. In the event ITB fails to timely make the Valmet Payment, Escrow Agent shall release the GSP Escrow to the Trustee.

     4. Trustee Covenants. The Trustee shall file an application pursuant to Federal Rule of Bankruptcy Procedure 9019 and Section 363(b)(1) of the Bankruptcy Code with the Bankruptcy Court to set a hearing to approve the terms of this Agreement within ten (10) days after the execution and delivery of this Agreement and the Settlement Documents. The Trustee covenants and agrees to reasonably cooperate with ITB and MJQ in explaining to third parties this Agreement in order to maintain, establish or reestablish relationships with the District or MJQ's suppliers, contractors or creditors.

     5. Representations and Warranties.

        (a) ITB. ITB represents and warrants that (i) ITB is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to enter into this Agreement and to perform its obligations hereunder; (ii) the execution, delivery and performance of this Agreement, and other agreements and documents to be executed and delivered pursuant hereto, by ITB and the consummation by ITB of the transactions contemplated hereby and thereby have been duly authorized by the Board of Directors of ITB, and no other corporate proceedings on the part of ITB are necessary to authorize this Agreement and the transactions contemplated hereby and thereby; and (iv) this Agreement has been duly executed and delivered by ITB and constitutes, and the other agreements and documents to be executed and delivered by ITB pursuant hereto, when executed and delivered by ITB, will have been duly executed and delivered by ITB and will constitute, the legal, valid and binding obligations of ITB, enforceable against ITB in accordance with their respective terms, except as remedies may be limited by bankruptcy, insolvency, fraudulent conveyance and other laws affecting creditors' rights generally and by general principles of equity.

        (b) GSP Note. ITB represents and warrants that (i) the GSP Note matures on November 28, 2015; however, the indebtedness evidenced by the Note shall be prepaid upon the sale of all real property owned by Realen-Turnberry and previously owned by GSRT consisting of 57.9 acres of real property located at Route 70 and Haddonfield Road, Cherry Hill Township, Camden County, New Jersey (the "Cherry Hill Property"). ITB shall promptly notify Trustee in writing of any and all significant developments of which it obtains knowledge in connection with the sale of the Cherry Hill Property.

        (c) PBP. PBP represents and warrants that (i) PBP is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to enter into this Agreement and to perform its obligations hereunder; (ii) the execution, delivery and performance of this Agreement, and other agreements and documents to be executed and delivered pursuant hereto, by PBP and the consummation by PBP of the transactions contemplated hereby and thereby have been duly authorized by the Board of Directors of PBP, and no other corporate proceedings on the part of PBP are necessary to authorize this Agreement and the transactions contemplated hereby and thereby; (iii) this Agreement, has been duly executed and delivered by PBP and constitutes, and the other agreements and documents to be executed and delivered by PBP pursuant hereto, when executed and delivered by PBP, will have been duly executed and delivered by PBP and will constitute, the legal, valid and binding obligation of PBP, enforceable against PBP in accordance with their respective terms, except as remedies may be limited by bankruptcy, insolvency, fraudulent conveyance and other laws affecting creditor's rights generally and by general principles of equity; and (iv) PBP charters the Ship pursuant to the Bareboat Charter.

        (d) Deerbrooke. Deerbrooke represents and warrants that (i) Deerbrooke is a corporation duly organized, validly existing and in good standing under the laws of the Republic of Panama and has all requisite corporate power and authority to enter into this Agreement and to perform its obligations hereunder;
(ii) the execution, delivery and performance of this Agreement, and other agreements and documents to be executed and delivered pursuant hereto, by Deerbrooke and the consummation by Deerbrooke of the transactions contemplated hereby and thereby have been duly authorized by the Board of Directors and shareholders of Deerbrooke, and no other corporate proceedings on the part of Deerbrooke are necessary to authorize this Agreement and the transactions contemplated hereby and thereby; and (iii) this Agreement, has been duly executed and delivered by Deerbrooke and constitutes, and the other agreements and documents to be executed and delivered by Deerbrooke pursuant hereto, when executed and delivered by Deerbrooke, will have been duly executed and delivered by Deerbrooke and will constitute, the legal, valid and binding obligation of Deerbrooke, enforceable against Deerbrooke in accordance with their respective terms, except as remedies may be limited by bankruptcy, insolvency, fraudulent conveyance and other laws affecting creditor's rights generally and by general principles of equity.

        (e) MJQ. MJQ represents and warrants that (i) MJQ is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to enter into this Agreement and to perform its obligations hereunder; (ii) the execution, delivery and performance of this Agreement, and other agreements and documents to be executed and delivered pursuant hereto, by MJQ and the consummation by MJQ of the transactions contemplated hereby and thereby have been duly authorized by the Board of Directors and sole shareholder of MJQ, and no other corporate proceedings on the part of MJQ are necessary to authorize this Agreement and the transactions contemplated hereby and thereby; and (iii) this Agreement, has been duly executed and delivered by MJQ and constitutes, and the other agreements and documents to be executed and delivered by MJQ pursuant hereto, when executed and delivered by MJQ, will have been duly executed and delivered by MJQ and will constitute, the legal, valid and binding obligation of MJQ, enforceable against MJQ in accordance with their respective terms, except as remedies may be limited by bankruptcy, insolvency, fraudulent conveyance and other laws affecting creditor's rights generally and by general principles of equity and (iv) MJQ charters the Ship to PBP pursuant to the terms of the Bareboat Charter.

        (f) Additional Representations and Warranties of MJQ. MJQ represents and warrants that (i) the Ship is currently registered in the Republic of Panama and flies the Panamanian flag and that it is owned by MJQ and is free and clear of all liens, taxes, encumbrances, and claims of every kind, nature and description whatsoever except the First Ship Mortgage and the Second Naval Mortgage dated May 13, 1999 and that all personal property owned by MJQ contained in and on the Ship is also free and clear of any liens, encumbrances, claims, and demands whatsoever, except as set forth in Schedule 5(f)-1; (ii) at the time of Closing, any individual or entity still owed for any outstanding services, dockage, supplies, labor, or materials rendered to, or for the benefit of, the Ship shall be paid in full by MJQ; and that the Ship is not currently under contract for charter or otherwise leased or hired out to any third parties, including, but not limited to, claims for future use or charter of the Ship, except: (A) the Bareboat Charter; and (B) the contracts and agreements disclosed on Schedule 5(f)-2. MJQ further represents that, except as disclosed on Schedule 5(f)-3, there are no personal injury claims now outstanding against the Ship; and no judgment or decree has been entered in any court of any state, country, territory, province against MJQ which remains unsatisfied; and (iii) MJQ further acknowledges that Trustee is relying on these representations and warranties in completing the transaction; accordingly, MJQ, its heirs, representatives, successors, and assigns, shall indemnify and hold harmless Trustee against and from any claim, lien encumbrance, penalty, loss or expense trustee might suffer, including, but not limited to, court costs and legal fees, arising by reason of breach of its above representations and warranties.

        (g) LEG. LEG represents and warrants that (i) LEG is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida and has all requisite corporate power and authority to enter into this Agreement and to perform its obligations hereunder; (ii) the execution, delivery and performance of this Agreement, and other agreements and documents to be executed and delivered pursuant hereto, by LEG and the consummation by LEG of the transactions contemplated hereby and thereby have been duly authorized by the Board of Directors of LEG, and no other corporate proceedings on the part of LEG are necessary to authorize this Agreement and the transactions contemplated hereby and thereby; and (iii) this Agreement, has been duly executed and delivered by LEG and constitutes, and the other agreements and documents to be executed and delivered by LEG pursuant hereto, when executed and delivered by LEG, will have been duly executed and delivered by LEG and will constitute, the legal, valid and binding obligation of LEG, enforceable against LEG in accordance with their respective terms, except as remedies may be limited by bankruptcy, insolvency, fraudulent conveyance and other laws affecting creditor's rights generally and by general principles of equity.

        (h) Cambridge. Cambridge represents and warrants that (i) Cambridge is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to enter into this Agreement and to perform its obligations hereunder; (ii) the execution, delivery and performance of this Agreement, and other agreements and documents to be executed and delivered pursuant hereto, by Cambridge and the consummation by Cambridge of the transactions contemplated hereby and thereby have been duly authorized by the Board of Directors of Cambridge, and no other corporate proceedings on the part of Cambridge are necessary to authorize this Agreement and the transactions contemplated hereby and thereby; and (iii) this Agreement, has been duly executed and delivered by Cambridge and constitutes, and the other agreements and documents to be executed and delivered by Cambridge pursuant hereto, when executed and delivered by Cambridge, will have been duly executed and delivered by Cambridge and will constitute, the legal, valid and binding obligation of Cambridge, enforceable against Cambridge in accordance with their respective terms, except as remedies may be limited by bankruptcy, insolvency, fraudulent conveyance and other laws affecting creditor's rights generally and by general principles of equity.

        (i) By Individual Settlors. Each of the Individual Settlors represents and warrants that he is sui juris and of full capacity to make and perform this agreement.

        (j) Documents and Agreements. ITB, PBP, and each of the Ship Defendants severally represent and warrant with respect to each of the Operational
Documents all of which are in effect on the date hereof and set forth on Schedules 1(a), 1(b), 1(c), 1(d) and 1(e) attached hereto, as follows:

            (i) such agreements, leases, licenses and permits constitute all of the agreements, leases, licenses and permits used in connection with the operation of the Ship and conduct of the related businesses.

            (ii) there is no pending, or to such party's knowledge, threatened litigation affecting any of the Operational Documents, any of which would constitute a lien, charge, or claim of any kind against any of the party's interests in and to the Operational Documents;

            (iii) each of the copies of the Operational Documents provided to the Trustee constitute the entire agreement relating, in each case, to the subject matter thereof are true, correct and complete and remain unmodified;

            (iv) there has been no default in any material aspect under any of the Operational Documents that would entitle any party thereto to terminate such document or to increase the financial obligations of the non-defaulting party thereunder;

            (v) all of the Operational Documents remain in full force and effect and constitute the valid, legal, binding and enforceable obligation of MJQ or PBP, as applicable, except as remedies may be limited by bankruptcy, insolvency, fraudulent conveyance and other laws affecting creditor's rights generally and by general principles of equity, and except that certain of the Operational Documents may be continuing beyond their stated terms and may be terminated at will by either party at any time;

            (vi) the list set forth as Schedule 5(j)(vi) hereto sets forth all agreements, leases, licenses and permits for which third party consents are required in connection with the assignment of each of the Operational Documents to the Trustee;

            (vii) none of the parties to any of the operational Documents has given any notice of default under any of the Operational Documents which default remains uncured; and

            (viii) none of the parties to any of the Operational Documents has received notice (whether actual or constructive) of any assignment, hypothecation, mortgage or pledge of any interest in any of the Operational Documents or any sums payable thereunder, except as may be specified in Schedule 5(j)(viii) hereto.

        (k)  By  Trustee.  The  Trustee  represents  and  warrants  as  follows:

            (i) Trustee has the power to and authority to enter into this Agreement and perform its obligations hereunder, subject to approval by the Bankruptcy Court.

            (ii) This Agreement has been duly executed and delivered by Trustee and constitutes the legal, valid and binding obligations of Trustee, enforceable against Trustee in accordance with its terms, subject to approval by the Bankruptcy Court.

            (iii) The execution, delivery and performance by Trustee of this Agreement does not and will not (with or without the passage of time or giving of notice) violate or conflict with any law or regulation, judgment or order of any court or arbitrator binding upon Trustee.

            (iv) No consents, approvals of or registrations, notifications, filings and /or declarations with any court, government, governmental agency or instrumentality or any other person are required to be given or made by Trustee in connection with the execution, delivery and performance of this Agreement, except for the approvals of the Gibraltar Court Approval Order and the Bankruptcy Court Approval Order.

            (v) There are no judicial, administrative, governmental or other actions, proceedings or investigations pending, or to the knowledge of the Trustee, threatened against or involving the Trustee, that question any of the transactions contemplated by, or the validity of, this Agreement, except for the proceedings seeking the requisite approval of the Gibraltar Court and the Bankruptcy Court.

     6. Additional Covenants.

        (a) Appraisal. The Trustee shall have the right to have one (1) appraisal made at the Trustee's expense of the Ship, the Related Assets and business operations at any time after the execution of this Agreement and prior to the Closing Date or the Control Date, as the case may be. ITB, PBP, MJQ and LEG severally covenant and agree to reasonably cooperate and use their best efforts to cause their agents to reasonably cooperate with the Trustee and his agents in conducting such appraisal.

        (b) Title to Ship. Until Closing Date, MJQ shall not transfer or otherwise encumber ownership of the Ship or grant any security interest in the Ship unless with express written consent of the Trustee.

        (c) Conduct of Ship Business. From the date hereof through Closing Date, except as otherwise consented to by Trustee in writing or as specifically contemplated by this Agreement, ITB, PBP, MJQ and LEG shall: (i) carry on the Ship's business operations in, and only in, the usual, regular and ordinary course in substantially the same manner as conducted heretofore and, to the extent consistent with such business operations, use reasonable efforts to keep available the services of its present employees and preserve the goodwill of the Ship and relationships with insurance companies, suppliers, customers, and others having business dealings with the Ship, (ii) maintain all its material equipment and other property in good repair, order and condition, except for depletion, depreciation, ordinary wear and tear and damage by casualty, (iii) keep in full force and effect insurance coverages no less than those now carried by it (although deductibles may be reasonably increased to avoid increases in insurance premiums above current levels), (iv) perform in all material respects all of its obligations under agreements, contracts and instruments relating to or affecting its properties, assets and the Ship's business operations, (v) maintain its books of account and records in the usual, regular and ordinary manner, (vi) comply in all material respects with all statutes, laws, ordinances, rules and regulations applicable to it and to the conduct of the Ship's business operations and keep in full force and effect all licenses, permits and approvals necessary for the conduct of the Ship's business operations, and (vii) promptly advise Trustee in writing of any materially adverse change in the Ship's business or its financial condition, operations, properties or prospects.

        (d) Access. MJQ represents that all records and books of account relating to the operation of the Ship are presently maintained at 777 East Port Road, Riviera Beach, Florida, and shall remain there, or at such other office facilities as may be leased by MJQ prior to the Closing Date. PBP and MJQ will provide the Trustee and his agents with reasonable access to all information regarding the Ship, its operations and financial condition ("Ship Information"). The Trustee and his agents will have the right to inspect and copy Ship Information during normal business hours upon three (3) business days prior notice to PBP and MJQ at the offices of MJQ at 777 East Port Road, Riviera Beach, Florida or at offices of PBP or MJQ at which the books and records of account may be maintained in the future. MJQ shall provide the Trustee with written notice prior to the relocation of the offices where books and records are maintained and such notice shall set forth the address of the relocated offices in which such books and records shall be maintained.

        (e) Financial Reporting; Working Capital Deficiency. PBP and MJQ shall not permit to exist at any Working Capital Test Date (as defined below), a Working Capital

Deficiency in excess of Seven Hundred Fifty Thousand Dollars ($750,000.00). For purposes hereof, a "Working Capital Test Date" shall mean the quarterly periods ending March 31, 2002, June 30, 2002 and, if necessary, September 29, 2002. PBP and MJQ shall deliver to the Trustee not later than fifteen (15) days after the last day of each monthly accounting period during the term of this Agreement a consolidated financial statement prepared in accordance with generally accepted accounting principles and a consolidated financial statement in the form of
Schedule 6(e) attached hereto, all of the foregoing certified by an officer of each of MJQ and PBP as true, correct and complete in all material respects. For purposes hereof, each monthly accounting period during the term of this Agreement during the calendar year 2002 shall end on January 27, February 24, March 31, April 28, May 26, June 30, July 28, August 25 and September 29.

     7. Litigation. The Trustee and Ship Defendants agree that all discovery related to the Ship Claims in the Pirates Litigation shall be stayed pending Bankruptcy Court Approval.

     8. Escrow Closing Items. PBP, ITB, Ship Defendants and the Trustee agree that Drinker Biddle & Shanley LLP shall act as the Escrow Agent hereunder pursuant to the terms of the Escrow Agreement attached hereto as Exhibit "R" (the "Escrow Agreement"). The Escrow Agent will hold the Settlement Documents in escrow pursuant to the terms of the Escrow Agreement.

     9. Default.

        (a) The occurrence of any one or more of the following shall constitute an "Ship Obligation Event of Default" under this Agreement and the Purchase and Sale Agreement:

            (i) failure by PBP to pay the Installment Payment, the Balloon Payment or any fee or other amount payable under any of the Purchase and Sale Agreement or Operational Documents, which, in the case of a failure to pay the Installment Payment when due, shall not be cured within five (5) days after the date of such payment became due, and in the case of a failure to make any payment under any Operational Document, shall not have been cured within fifteen
(15) days after written notice of such failure shall have been given to PBP by the Trustee, provided, however, that no Ship Obligation Event of Default shall be deemed to exist in respect of any failure to make a payment under an Operational Document to the extent such payment is contested in good faith by appropriate proceedings by MJQ, PBP, LEG or ITB;

            (ii) failure by MJQ and PBP to comply with Section 6(e) hereof, and such failure shall not have been cured within fifteen (15) days after written notice of such failure shall have been given to PBP by the Trustee;

            (iii) any representation or warranty made by PBP in this Agreement, the Purchase and Sale Agreement, the Assignment and Assumption Agreement, the Port Management Agreement Assignment or the Operating Agreement Assignment shall be untrue or misleading in any material respect at the time when made;

            (iv) any representation or warranty made by PBP, ITB, MJQ or LEG in this Agreement, the Operational Documents or any financial information furnished to the

Trustee's fiscal agent by PBP or MJQ shall be untrue or misleading in any material respect at the time when made;

            (v) any material default by ITB, PBP, MJQ or LEG in the due observance or performance of any of its covenants contained in this Agreement or the Operational Documents which is not cured within thirty (30) days after their receipt of written notice of such default from the Trustee;

            (vi) (1) ITB, PBP, MJQ or LEG shall commence any voluntary case, proceeding or other action (a) under the Bankruptcy Code, or under any other law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to adjudicate it a bankrupt or insolvent or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or relief with respect to its debts or (b) seeking appointment of a receiver, custodian or other similar, official for all or substantially all of its assets or any of ITB, PBP, MJQ or LEG shall make a general assignment for the benefit of creditors; or (2) there shall be commenced against any of ITB, PBP, MJQ or LEG any case, proceeding or other action of a nature referred to in clause (1) of this Section which (a) results in the entry of an order for relief or any adjudication or appointment or (b) remains unstayed and undismissed for a period of time of thirty (30) days (but in no event shall the Closing occur hereunder if such case remains undismissed); or
(3) there shall be issued against any of ITB, PBP, MJQ or LEG a warrant of attachment, execution, distraint or similar process against any or a substantial part of its assets material to the operation of the Ship, which results in the entry of an order for any such relief; or (4) any of ITB, PBP, MJQ or LEG shall generally not, or shall admit in writing its inability to, pay its debts as they become due;

            (vii) the happening of any default under any financial instrument of any kind or nature, including but not limited to financing leases, security agreements, mortgages or loan agreements, by which there is secured or evidenced any indebtedness for money borrowed or guaranteed by any of PBP, MJQ or LEG, whether such indebtedness presently exists or is hereafter created, which default shall result in such indebtedness becoming or being deemed due and payable prior to the date on which it would otherwise have become due and payable; or

            (viii) any governmental certification, license, or permit required in connection with the operation of the Ship as a going concern shall be revoked, terminated or withdrawn.

        (b) The occurrence of a default by ITB under the Stock Purchase Agreement shall constitute a "Stock Acquisition Event of Default" under this Agreement.

     10. Specific Remedies.

        (a) During the existence of a Ship Obligation Event of Default, the Trustee's sole and exclusive remedy shall be to terminate the Purchase and Sale Agreement, in which case:

            (i) all of the Installment Payments then paid shall be immediately paid over to the Trustee as liquidated damages;

            (ii) the Trustee may notify Escrow Agent to cause the Ship Obligations and Foreclosure Documents to be released to Trustee or its agents or designees; provided, however, that the Trustee hereby agrees that its sole remedies under the Ship Obligations shall be to take control of the Ship and Related Assets, foreclose and sell the Ship and Related Assets and accept the proceeds thereof in full satisfaction of all indebtedness under the Ship Obligations, and, in either case, MJQ shall not be liable for any deficiency under the Ship Obligations;

            (iii) MJQ, LEG, ITB and PBP shall execute any and all documents reasonably necessary to effectuate the Trustee's sale of the Ship and the Related Assets and shall reasonably cooperate in obtaining any and all third party approvals required in connection with the assignment and sale of the Ship as provided herein.

            (iv) MJQ, PBP and the Trustee shall take such actions as are set forth in Section 11 of this Agreement.

            (v) The Trustee may take any and all other actions necessary or appropriate to assume control of the operation of the Ship and the Related Assets.

            (vi) PBP shall have no further liability in respect of the purchase price under the Purchase and Sale Agreement and the liability of MJQ in respect of the Ship Obligations shall be non-recourse except to the Ship and the Related Assets.

        (b) During the existence of a Stock Acquisition Event of Default, the Trustee shall have the rights and remedies set forth in the Stock Purchase Agreement.

     11. Certain Liabilities and Obligations of the Parties After the Control Date.

        (a) Liabilities. On the Control Date, PBP and MJQ will assign to the Trustee and the Trustee will assume only those obligations or liabilities of PBP and MJQ enumerated below:

            (i) The liabilities and obligations of PBP and MJQ (x) to the Port of Palm Beach District under the Operating Agreement and (y) to third parties (other than LEG, PBP or MJQ) under all Operational Documents then in effect, but in each case only to the extent such liabilities or obligations become due or are initially to be performed (other than by reason of acceleration as a result of a breach or default occurring prior to the Control Date) on or after the Control Date (the "Assumed Contracts");

            (ii) The liabilities and obligations of PBP and MJQ for all trade indebtedness and accounts payable arising in the ordinary course of the Business from the purchase of inventory, supplies or other current assets by PBP or MJQ before the Control Date or the performance of services (excluding payroll expense) before the Control Date (including any such accounts payable to the extent accrued prior to the Control Date under the Operational Documents but excluding any such accounts payable to LEG, PBP or MJQ and accounts payable arising from performance of professional services); and

            (iii)  All  unpaid  payroll  expense  (including  salaries,   wages,
benefits and payroll taxes) accrued to the Control Date for the current pay period in which the Control Date occurs.

The liabilities accrued prior to the Control Date to be assumed as described in Sections 11(a)(ii) and (iii) are collectively called the "Assumed Liabilities".

        (b)  Retained  Liabilities.  Except for the  Assumed  Contracts  and the
Assumed Liabilities, the Trustee does not and will not assume or become obligated to pay or perform any liabilities or obligations of MJQ and PBP, respectively, whatsoever, whether accrued, absolute, fixed or contingent, known or unknown or otherwise (all such liabilities and obligations being called collectively the "Retained Liabilities"), and the Trustee acknowledges and agrees that PBP and MJQ shall remain fully liable for and responsible to pay, satisfy or otherwise discharge the Retained Liabilities. Retained Liabilities shall include, without limitation, liabilities and obligations of PBP and MJQ with respect to (i) Environmental Claims (as defined below), (ii) PBP and MJQ's collective bargaining agreements, including, without limitation, such agreements identified on Schedule 11(b)-1; Benefit Plans (as defined below), (iii) Taxes (as defined below) (excluding payroll taxes described in Section 11(a)(iii) above), (iv) liabilities to former and existing employees arising out of their employment with PBP or MJQ, as the case may be, including, without limitation, wages, salaries, other compensation and benefits, severance payments, workers' compensation claims, grievances, discrimination, harassment and similar claims (except that wages, salaries, benefits and payroll taxes for the pay period in progress at the Control Date shall be assumed and paid by the Trustee), and (v) any other items enumerated on Schedule 11(b)-2. "Environmental Claim" means any written or oral demand, claim, suit, lien, action, expense (including consequential damages and counsel fees), cause of action, investigation or notice by any person or entity alleging actual or potential liability (including, without limitation, potential or actual liability for investigatory costs, cleanup costs, governmental response costs, natural resources damages, property damages, personal injuries, or penalties) arising out of ore relating to any Materials of Environmental Concern or any violation of or non-compliance with or alleged violation of or non-compliance with any Environmental Law. "Environmental Laws" means all federal, state and local laws and regulations relating to pollution or protection of human health or the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata), including, without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), 42 U.S.C.A ss.ss. 9601 et. seq., the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C.A. ss.ss. 6901 et. seq., the Clean Water Act, 33 U.S.C.A. ss.ss. 1251 et. seq., the Clean Air Act, 42 U.S.C.A. ss.ss. 7401 et. seq., and laws and regulations relating to emissions, spills, leaks, discharges, releases or threatened releases of Materials of Environmental Concern, or otherwise relating to the manufacture, possession, distribution, use, treatment, storage, disposal, transport or handling of Materials of Environmental Concern. "Materials of Environmental Concern" means any "hazardous substance" or "hazardous waste", as defined in Environmental Laws, petroleum and petroleum products, natural gas or synthetic gas, material that is a source, special nuclear or by-product material, as defined by the Atomic Energy Act of 1954, 42 U.S.C.A. ss.ss. 3011 et. seq., and the regulations promulgated thereto and "hazardous chemical", as defined in 29 C.F.R. Part 1910. "Benefit Plans" means all bonus, incentive compensation, deferred purchase stock option, stock ownership, stock appreciation rights, phantom stock, leave of absence, layoff, vacation, day or dependent care, legal services, cafeteria, life, health, accident, disability, workmen's compensation or other insurance, severance, separation or other employee benefit plan, practice, policy or arrangement of any kind, whether written or oral, including, without limitation, any "employee benefit plan" within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and any Multi-employer Plan") within the meaning of Section 4001(a)(3) of ERISA, which currently or were previously maintained by PBP and/or MJQ or which PBP and/or MJQ currently is participating or previously participated in or to which PBP and/or MJQ is or was required to contribute. "Taxes" means all taxes, assessments and other governmental charges or impositions (including any interest or penalties) which are or were due and payable by PBP and/or MJQ, including, without limitation, income taxes, franchise taxes, transfer taxes, sales taxes, use taxes, unemployment compensation taxes, social security taxes and other withholding taxes (including those required under applicable law to be withheld from PBP and/or MJQ's employees) and obligations or liabilities relating to the filing or failure to file of any tax or information returns, declarations and other reports or statements required to be filed or sent by PBP and/or MJQ in respect of any of the foregoing.

        (c) The Excess Related Asset Value (as defined below) shall be paid by the Trustee to PBP, or the Related Asset Value Deficiency (as defined below) shall be paid by PBP to the Trustee, in accordance with the following procedure:

            (i) As soon as possible after the Control Date, and in any event within fifteen (15) days thereafter, the Trustee, with the cooperation and assistance of PBP and its representative, shall prepare and deliver to PBP a statement (the "Control Date Working Capital Statement") of the book value of the Related Assets constituting current assets as of the Control Date and of the book value of the Assumed Liabilities constituting current liabilities as of the Control Date, all determined in accordance with generally accepted accounting principles, and setting forth the Trustee's resulting calculation of the Excess Related Asset Value or Related Asset Value Deficiency, as the case may be. The current assets shall include the amounts of security deposits and prepayments in respect of the Operating Agreement with the District and the Operational Documents, and shall be determined giving effect to the physical inventories of the casino cash float and of the inventory and supplies included in the Related Assets as of the Control Date, as described below. Rental and utilities for the month (or the applicable rental or billing period) under leases included in the Related Assets shall be allocated between the Trustee and PBP such that (A) if paid by PBP or MJQ, the portion attributable to the period from the Control Date to the end of the month (or other applicable rental or billing period) shall be included as a current asset and (B) if not paid by PBP or MJQ, the portion attributable to the period from the beginning of the month (or other applicable rental or billing period) to the Control Date shall be included as a current liability assumed by the Trustee.

            (ii) On the Control Date or as soon as possible thereafter, PBP and the Trustee will jointly conduct a physical count of the casino cash float (including, without limitation, cash in slot machines) and of the inventories and supplies of the Business, including without limitation the inventories of food, beverages and spare parts, phone cards held for sale to employees, gift shop inventory, and the remaining bunkers and unused lubricating oils (but only to the extent such oils are in storage tanks or sealed drums or otherwise in the Ship's system).

Each party shall have the right to have the physical inventory observed by its outside accountants or other representatives, provided that such observation shall not delay the conduct of the physical inventory. The amount of casino cash float and book value of the inventories and supplies will be based on physical quantities on hand as of the Control Date. No such cash, inventory or supplies will be used or removed from the Ship until completion of the physical inventory at the Ship. Either party shall have the right to have the physical inventory conducted overnight or during other than operating hours, upon reasonable prior notice (not to exceed three (3) days). Notwithstanding the foregoing, in the event that either party shall fail to cooperate in the conduct of the physical inventory or make available the necessary personnel, the other party shall have the right to conduct the physical inventory without observation by the other party.

            (iii) For a period of fifteen (15) days after delivery of the Control Date Working Capital Statement to PBP (the "Objection Period"), PBP shall have the right to review, investigate, verify and, by written notice to the Trustee (an "Objection Notice") given before the expiration of the Objection Period, dispute or object to any item or amount included in or omitted from the Control Date Working Capital Statement. Each of MJQ, PBP and the Trustee shall provide the other with full access to the books, records, work papers and facilities of the Ship and cooperate fully with the other to the extent reasonably required by the other in connection with the preparation, review, investigation and verification of the Control Date Working Capital Statement and the aforesaid inventory count. All matters concerning the Control Date Working Capital Statement delivered by the Trustee as to which PBP does not give an Objection Notice within the Objection Period shall be deemed accepted by PBP and shall be final, binding and conclusive on the parties hereto.

            (iv) In the event PBP shall give an Objection Notice before the expiration of the Objection Period, PBP and the Trustee shall attempt to reconcile their differences in good faith as promptly as reasonably practicable. If PBP and the Trustee are unable to resolve any disputed items specified in the Objection Notice within ten (10) days after the end of the Objection Period, PBP and the Trustee shall submit the items remaining in dispute for resolution to a qualified, impartial firm of independent public accountants acceptable to both PBP and the Trustee, which firm shall, as soon as practicable, determine and issue a written report to PBP, MJQ and the Trustee upon such remaining disputed items in accordance with the provisions hereof, and such report shall be binding and conclusive on the parties hereto. If PBP and the Trustee are not able to agree upon a qualified, impartial firm of independent public accountants as aforesaid, the items remaining in dispute shall be submitted for arbitration to the American Arbitration Association (in Miami) in accordance with its Commercial Arbitration Rules then in effect, and the arbitrator's award shall be binding and conclusive on the parties hereto. The fees and disbursements of the accounting firm retained to resolve the dispute, or the costs of the arbitrator, as applicable (any such firm or arbitrator being hereinafter called the "Arbitrator"), shall be allocated between PBP and the Trustee in the same proportion that the aggregate amount of such remaining disputed items so submitted to the Arbitrator which were unsuccessfully disputed by each (as finally determined by the Arbitrator) bears to the total amount of such disputed items so submitted. Judgment upon the Arbitrator's determination may be entered in any court of competent jurisdiction. The dispute resolution mechanism set forth in this Section 11(c)(iv) relates solely to the accuracy of the Control Date Working Capital

Statement and its compliance with the requirements of this Agreement, and shall not apply to the application or interpretation of any other provision of this Agreement.

            (v) In the event that the book value of the current assets included in the Related Assets exceeds the book value of the Assumed Liabilities as of the close of business on the day immediately proceeding the Control Date (such excess being hereinafter called the "Excess Related Asset Value"), the Trustee shall pay an amount equal to the Excess Related Asset Value to PBP in accordance with subparagraph (vi) of this Section 11(c). In the event that the book value of the Assumed Liabilities as of the close of business on the day immediately proceeding the Control Date shall exceed the book value of the current assets included in the Related Assets (such excess being herein called the "Related Asset Value Deficiency"), PBP shall pay an amount equal to the Related Asset Value Deficiency to the Trustee in accordance with subparagraph (vi) of this
Section 11(c).

            (vi) MJQ and PBP shall jointly and severally pay the Trustee any Related Asset Value Deficiency and the Trustee shall pay to PBP any Excess Related Asset Value, as applicable, in United States dollars by certified check or wire transfer of immediately available funds to an account designated by the recipient. Such payment shall be due, if PBP does not timely give an Objection Notice, no later than five days after the end of the Objection Period, and, if PBP shall have timely given an Objection Notice, no later than five days after the disputed items are resolved in accordance with subparagraph (iv) of this
Section 11(c).

     12. Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey without giving effect to principles of conflicts of laws, and any and all disputes under and/or related to this Agreement shall be resolved by the Bankruptcy Court.

     13. Notices. All notices that are required or may be given pursuant to the terms of this Agreement shall be in writing and shall be sufficient in all respects if given in writing and delivered by hand or national overnight courier service, transmitted by telecopy or mailed by registered or certified mail, postage prepaid, as follows:

         To ITB, PBP, & GSRT:

         c/o International Thoroughbred Breeders, Inc.
         211 Beningo Boulevard, Suite 210
         Bellmawr, NJ 08031
         Attention: President
         Tel: (856) 931-8163
         Fax: (856) 931-8165

         With Copy to:

         Cozen O'Connor
         The Atrium
         1900 Market Street
         Philadelphia, PA 19103
         Attention: David S. Petkun, Esq.
         Tel: (215) 665-2000
         Fax: (215) 665-2013

         To Trustee:

         Druker, Rahl & Fein
         3625 Quakerbridge Road
         Hamilton, New Jersey 08619
         Attention: Donald F. Conway, Trustee
         Tel: (609) 689-2317
         Fax: (609) 689-9720

         With Copy to:

         Drinker Biddle & Shanley LLP
         500 Campus Drive
         Florham Park, NJ 07932
         Attention: A. Dennis Terrell, Esq.
         Tel: (973) 360-1100
         Fax: (973) 360-9831

         To MJQ:

         MJQ Corporation
         Port of Palm Beach
         777 E. Port Road
         Riviera Beach, FL 33404
         Attention: Francis X. Murray, President
         Tel: (561) 845-2101
         Fax: (561) 845-1201

         With Copy to:

         Richards, Layton & Finger
         One Rodney Square
         P.O. Box 551
         Wilmington, DE 19899
         Attention: Kevin G. Abrams, Esq.
         Tel: (302) 658-6541
         Fax: (302) 658-6548

         To Leo:

         Gibbons, Del Deo, Dolan,
         Griffinger & Vecchione
         One Riverfront Plaza
         Newark, New Jersey 07102
         Attention: Lawrence S. Lustberg, Esq.
         Tel: (973) 596-4500
         Fax: (973) 596-0545

         To LEG and Deerbrooke:

         Page, Mrachek,
         Fitzgerald & Rose, P.A.
         505 South Flagler Drive, Suite 200
         West Palm Beach, FL. 33401
         Attention: Alan B. Rose, Esq.
         Tel: (561) 655-2250
         Fax: (561) 655-5537

         To Quigley:

         Swidler, Berlin, Shereff, Friedman L.L.P.
         The Chrysler Building
         405 Lexington Avenue
         New York, New York 10174
         Attention: Guy Petrillo, Esq.
         Tel: (212) 891-9438
         Fax: (212) 891-9598

         To Cambridge:

         Cambridge Capital Group, Inc.
         5335 Wisconsin Avenue, N.W.
         Suite 440
         Washington, DC 20015
         Attention: Mr. Eric L. Cummings, President
         Tel: (202)237-7600
         Fax: (202)237-8100

         With Copy to:

         Thomas A. Mauro & Associates, P.C.
         1050 Seventh Street N.W.
         Suite 1200
         Washington, DC 20036
         Attention: Thomas A. Mauro, Esq.
         Tel: (202) 452-9865
         Fax: (202) 452-0092

or such other address or addresses as any party hereto shall have designated by notice in writing to the other parties hereto. A notice shall be deemed to have been given (a) upon personal delivery, if delivered by hand or courier, (b) three (3) business days after the date of deposit in the mails, postage prepaid, if mailed by certified or registered mail, or (c) the next business day if sent by facsimile transmission (if receipt is electronically confirmed).

     14. Waivers. Trustee, on the one hand, and ITB and PBP, on the other hand, may, by written notice to the other, (a) extend the time for the performance of any of the obligations or other actions of the other under this Agreement; (b) waive any inaccuracies in the representations or warranties of the other contained in this Agreement or in any document delivered pursuant to this Agreement; or (c) waive compliance with any of the covenants and agreements of the other contained in this Agreement. Except as provided in the preceding sentence, no action taken pursuant to this Agreement, including, without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representations, warranties, covenants or agreements contained in this Agreement. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.

     15. Entire Agreement. This Agreement, including the Settlement Documents, constitute the entire agreement of the parties concerning the subject matter hereof, and shall not be amended, modified or supplemented unless by written agreement executed by the parties hereto. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns. This Agreement supercedes all prior written and oral agreements among the parties concerning the subject matter hereof.

     16. Counterparts. This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute but one and the same instrument.

     17. No Assignment. The rights and obligations under this Agreement shall not be assignable to any person except with the written consent of the non-assigning parties.

     18. Further Assurances. Each of the Trustee, ITB, PBP, GSRT or any of the Ship Defendants hereby agrees from time-to-time upon request of any party hereto, to take such additional actions and to execute and deliver such additional documents and instruments as such party may reasonably request to effect the transactions contemplated by and to carry out the intent of this Agreement.

     19. Headings. The headings set forth herein are for the convenience of reference only and shall not be used in the interpretation or construction of this Agreement.

     20. Date of Execution. The parties hereto authorize the Trustee to date this Agreement and any of the Settlement Documents upon the date of receipt of the complete fully executed counterparts of the Settlement Documents, or any other date determined to be appropriate by the Trustee in his sole reasonable discretion.

     IN WITNESS WHEREOF, the undersigned have duly executed this Agreement as of the day and year first above written.


ATTEST/WITNESS:                         DONALD F. CONWAY, CHAPTER 11
                                        TRUSTEE FOR THE BANKRUPTCY
                                        ESTATE OF ROBERT E. BRENNAN

/s/Karl Piirimae                        /s/Donald F. Conway
----------------                        -------------------
                                        By:Donald F. Conway, Trustee

ATTEST/WITNESS:                         INTERNATIONAL THOROUGHBRED
                                        BREEDERS, INC.

/s/David Petkun                         /s/Francis W. Murray
---------------                         --------------------
                                        Name:Francis W. Murray
                                        Title:President

ATTEST/WITNESS:                         PALM BEACH PRINCESS, INC.

/s/David Petkun                         /s/Francis X. Murray
---------------                         --------------------
                                        Name:Francis X. Murray
                                        Title:President

ATTEST/WITNESS:                         MJQ CORPORATION

/s/David Petkun                         /s/Francis X. Murray
---------------                         --------------------
                                        Name:Francis X. Murray
                                        Title:President

ATTEST/WITNESS:                         LEO EQUITY GROUP

/s/David Petkun                         /s/Frank A. Leo
---------------                         ---------------
                                        Name:Frank A. Leo
                                        Title:President

ATTEST/WITNESS:                         CAMBRIDGE CAPITAL GROUP, INC.

                                        /s/Eric L. Cummings
                                        -------------------
                                        Name:Eric L Cummings
                                        Title:President

ATTEST/WITNESS:

/s/David Petkun                         /s/Frank A. Leo
---------------                         ---------------
                                        Frank A. Leo

ATTEST/WITNESS:

/s/David Petkun                         /s/Michael J. Quigley, III
---------------                         --------------------------
                                        Michael J. Quigley, III

ATTEST/WITNESS:                         DEERBROOKE INVESTMENTS, INC.

/s/David Petkun                         /s/Francis X. Murray
---------------                         --------------------
                                        Name:Francis X. Murray
                                        Title:Secretary

ATTEST/WITNESS:

/s/David Petkun                         /s/Francis W. Murray
---------------                         --------------------
                                        Francis W. Murray

                                                                   EXHIBIT 10.16

                           PURCHASE AND SALE AGREEMENT

     THIS PURCHASE AND SALE AGREEMENT (this "Agreement") is made as of this 22nd day of February, 2002 to be effective as of April 30, 2001 (the "Effective Date"), by and among, DONALD F. CONWAY, CHAPTER 11 TRUSTEE FOR THE BANKRUPTCY ESTATE OF ROBERT E. BRENNAN having an address at c/o A. Dennis Terrell, Esq., Drinker Biddle & Shanley LLP, 500 Campus Drive, Florham Park, New Jersey 07932-1047 ("Seller"), PALM BEACH PRINCESS, INC., a Delaware corporation having an address at 777 East Port Road, Riviera Beach, Florida 33404 ("PBP" or "Purchaser").

                                   Background

     A. Seller is the holder of that certain Promissory Note dated as of May 13, 1999 (the "Note") from MJQ Corporation ("MJQ" or "Borrower") to Cambridge Capital Group, Inc. ("Cambridge") in the original principal amount of Twelve Million Dollars ($12,000,000.00). The obligations of MJQ under the Note are secured by, among other things, an Indenture of Second Naval Mortgage dated May 13, 1999 (the "Mortgage") by and between MJQ Corporation and Cambridge pursuant to which MJQ granted to Cambridge a second priority lien encumbering the ocean faring motor vessel "M/V Palm Beach Princess" registered under the Panamanian flag with International Call Sign 3FNQ2 and Patente of Navigation No. 14348-84-D (the "Ship"). The Note, the Mortgage and all other documents executed or delivered in connection therewith are described on Exhibit "A" attached hereto and collectively referred to herein as the "Loan Documents".

     B. Pursuant to the terms of that certain Standard Bareboat Charter dated as of April 30, 2001 (the "Bareboat Charter") by and between MJQ and PBP, PBP chartered the Ship from MJQ.

     C. Subject to the terms and conditions hereof, Seller desires to sell and assign to Purchaser, and Purchaser desires to purchase from Seller and assume all of Seller's right, title and interest in and to the Loan Documents.

                                    Agreement

     NOW, THEREFORE, the parties hereto, in consideration of the mutual promises contained herein, and intending to be legally bound, hereby covenant and agree as follows:

     1. Certain Definitions. Capitalized terms not otherwise defined herein shall have the meanings assigned to them in that certain Master Settlement Agreement dated of even date herewith to be effective as of April 30, 2001 by and among Seller, Purchaser and certain other parties (the "Settlement Agreement").

     2. Purchase and Sale. Subject to the terms and conditions set forth herein, Seller hereby assigns, sells, transfers and conveys to Purchaser, and Purchaser hereby purchases, all of Seller's right, title and interest in and to the Loan Documents; provided however that, Seller and Purchaser shall have no obligation to complete the Closing (as defined in Section 4(a) below)
unless: (a) the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") shall have entered an order in that certain adversary proceeding commenced under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") and styled Conway v. Pirates Associates, et al., Adv. Pro. No. 98-3245 (KCF) (the "Bankruptcy Case") approving this Agreement and the Settlement Agreement under 11 U.S.C. ss.363(b)(1) and Bankruptcy Rule 9019, respectively, and ordering that all claims to or against the Loan Documents shall attach and be satisfied solely from the payment of the Purchase Price (as defined below) (the "Order"); (b) the time for obtaining a stay of the Order shall have passed without any stay of such Order having been granted or, if such stay shall have been granted, the Order shall have become final and non-appealable and (c) Seller shall have received a written assignment by Oceanic Venture Funding Ltd. ("OVFL") pursuant to which OVFL shall assign to the Seller the Loan Documents and release all of OVFL's right, title and interest in and to, and all claims against the Loan Documents or the Ship (the "OVFL Release").

     3. Purchase Price; Default.

        (a) The purchase price for all of Seller's right, title and interest in and to the Loan Documents shall be an amount equal to Thirteen Million Seven Hundred Fifty Thousand Dollars ($13,750,000.00) (such amount, the "Purchase Price"), which shall be due and payable as follows:

            (i) Four Million Dollars  ($4,000,000.00)  by the payment of sixteen
(16) equal monthly installments of Two Hundred Fifty Thousand Dollars ($250,000.00) each by certified check, beginning as of the Effective Date and continuing on the last day of each month thereafter through and including July 31, 2002 (individually an "Installment Payment" and collectively, the "Installment Payments"). Notwithstanding anything herein to the contrary, prior to the satisfaction of the conditions provided in Section 2 above, the Installment Payments shall be made by check sent to the registry of the Bankruptcy Court, and following the satisfaction of such conditions the Installment Payments shall be released from the registry of the Bankruptcy Court to Seller, and all subsequent Installment Payments shall be made to an account designated in writing by the Seller to Purchaser. In the event the conditions set forth in Section 2 hereof are not satisfied on or prior to April 1, 2002, either Purchaser or Seller may terminate this Agreement, and upon such termination all of the Installment Payments shall be repaid to Purchaser.

            (ii)   Nine   Million   Seven   Hundred   Fifty   Thousand   Dollars
($9,750,000.00) by wire transfer of immediately available funds at Closing (as defined in Section 4(c) below) (the "Balloon Payment").

Any and all sums payable hereunder, including but not limited to the Purchase Price and any of the payments to be made in connection with Purchaser's notice to extend the Closing as provided in Section 4(b) hereof, shall be made in United States dollars by (i) Purchaser's check mailed to the Registry of the Bankruptcy Court until satisfaction of the conditions set forth in Section 2, and (ii) thereafter by certified check or wire transfer of immediately available funds.

        (b) At Closing (as defined in Section 4(a) below), the Installment Payment shall be credited against the Purchase Price. In the event that any of the following (each, an "Event of Default") shall have occurred: (i) Purchaser shall fail to pay any installment of the Installment Payment on or prior to the date that is five (5) days after the date when such payment is due hereunder; or (ii) Purchaser shall fail in any material respect to perform any other obligation to be performed hereunder by Purchaser at or before Closing (as defined in Section 4(a) below) and shall fail to cure such failure within fifteen (15) days after the Seller has given written notice thereof to Purchaser, or (iii) there shall have occurred any other Ship Obligation Event of Default (as defined in the Settlement Agreement), Seller's sole and exclusive remedy shall be to terminate this Agreement by written notice to Purchaser, and upon any such termination of this Agreement by Seller, Seller shall (x) retain that portion of the Installment Payment paid to Seller or released to Seller pursuant to Section 3(a)(i) as liquidated damages, (y) notify the Escrow Agent of the occurrence of the Event of Default, whereupon Escrow Agent shall take all actions necessary to cause the Ship and the Related Assets (as defined in the Settlement Agreement) to be transferred into the custody of the Seller and sold by foreclosure and (z) neither Seller nor Purchaser shall have any further right, obligation or liability under this Agreement; provided, however, that in connection with the transfer of the Ship and the Related Assets (as defined in the Settlement Agreement) to Seller upon the occurrence of an Event of Default hereunder, the Purchaser and Seller shall perform an accounting of the value of the Related Assets in accordance with Section 11 of the Settlement Agreement and the provisions of said Section 11 shall apply.

        (c) The entire outstanding balance of the Purchase Price may be prepaid in whole (but not in part) at any time upon not less than five (5) days prior written notice to Seller without premium or penalty by Purchaser.

     4. Settlement; Conditions Precedent.

        (a) Closing hereunder (the "Closing") shall take place on the later to occur of (i) July 31, 2002, subject to Purchaser's right to extend the Closing Date for up to three (3) additional months pursuant to Section 4(b) hereof, (ii) ninety (90) days following the satisfaction of the conditions set forth in
Section 2 hereof or (iii) such earlier date as Purchaser shall specify by at least ten (10) days prior written notice to Seller, provided, however that such notice shall only be effective so long as all conditions precedent to Closing shall have been satisfied or are then reasonably capable of being satisfied prior to the date set forth in Purchaser's notice (the "Closing Date") and, unless before said date Seller and Purchaser shall have agreed on a definite time, date and place, at 10:00 A.M. on such day at the offices of Drinker Biddle & Shanley LLP, 500 Campus Drive, Florham Park, New Jersey 07932. For purposes hereof, a "Business Day" shall be any day other than a day on which commercial banks in the State of New Jersey are required or permitted by law to close.

        (b) Notwithstanding the foregoing, so long as no Event of Default exists under this Agreement and no Ship Obligation Event of Default exists under the Settlement Agreement at the time of exercise, Purchaser may extend the Closing Date as follows:

            (i) upon written notice from Purchaser delivered to Seller not later than July 15, 2002, together with a non-refundable payment to Seller of Seventy Thousand Dollars ($70,000.00), the Closing Date shall be extended to August 31, 2002.

            (ii) in the event that Purchaser shall have extended the Closing Date as provided in subsection (b)(i) above, upon written notice from Purchaser delivered to Seller not later than August 15, 2002, together with a non-refundable payment to Seller of Eighty Thousand Dollars ($80,000.00), the Closing Date shall be extended to September 30, 2002.

            (iii) in the event that Purchaser shall have extended the Closing Date as provided in subsection (b)(i) and subsection (b)(ii) above, upon written notice from Purchaser delivered to Seller not later than September 15, 2002, together with a non-refundable payment to Seller of One Hundred Thousand Dollars ($100,000.00), the Closing Date shall be extended to October 31, 2002.

The payments under Sections 3(b)(i), (ii) and (iii) shall not be applied in reduction of the Purchase Price, and constitute additional consideration for the extension of the Closing Date by Seller. Except as set forth in this Section 4(b), Purchaser shall have no right or option to extend the Closing Date. Any and all notices to extend the Closing Date shall be irrevocable, and shall not be binding upon Seller unless accompanied by the payment of the sums set forth herein by certified check or wire transfer of immediately available funds to the Escrow Agent.

        (c) Purchaser agrees that Seller's obligation to complete the Closing hereunder shall be subject to the fulfillment, at or prior to the Closing, of the following conditions precedent, provided however, that Seller, in its sole discretion, may elect to waive any thereof: (i) the representations and warranties of Purchaser pursuant to Section 6 hereof shall be true and correct in all material respects; (ii) Purchaser shall pay to Seller the Installment Payment and Balloon Payment; (iii) all of the conditions set forth in Section 2 hereof shall have been satisfied; and (iv) no Event of Default shall exist hereunder and no Ship Obligation Event of Default shall exist under the Settlement Agreement.

        (d) Seller agrees that Purchaser's obligation to complete the Closing hereunder shall be subject to the fulfillment, at or prior to the Closing, of the following conditions precedent, provided however, that Purchaser, in its sole discretion, may elect to waive any thereof: (i) the representations and warranties of Seller pursuant to Section 5 hereof shall be true and correct in all material respects; (ii) Seller shall cause the Escrow Agent to deliver the Loan Documents and the other instruments relevant to Section 4(e) to Purchaser; and (iii) all of the conditions in Section 2 hereof shall have been satisfied.

        (e) At the Closing, Seller shall:

            (i) Deliver to Purchaser the original Note, which (a) if previously endorsed to Seller shall be endorsed by Seller: "Pay to the order of _________________, without recourse or warranty" and (b) otherwise shall be endorsed in blank by (x) OVFL or such other person or entity to whom the Note shall have been last endorsed (if the Note shall have been endorsed before the Closing) or (y) Cambridge Capital Group, Inc. ("Cambridge") if the Note shall not have been endorsed by it before the Closing, and any endorsement by OVFL or Cambridge may be made without recourse or warranty;

            (ii) Deliver to Purchaser the original Mortgage, and an original or a copy of each of the documents listed on Exhibit "A" attached hereto and all of the other documents referred to in Sections 3(b), (c) and (d) of the Settlement Agreement; and

            (iii) Execute, acknowledge and deliver to Purchaser an Assignment and Assumption Agreement in the form attached hereto as Exhibit "B" (the "Assignment").

        (f) At the Closing, Purchaser shall:

            (i) pay the Balloon Payment to Seller; and

            (ii) execute and deliver to Seller a document acknowledging Purchaser's receipt and acceptance of the Loan Documents. Purchaser shall bear all of the costs of recording any and all documents required to be recorded in connection with the purchase and sale hereunder.

     5. Seller's Representations and Warranties.

        (a) Seller hereby represents and warrants to Purchaser, which as to matters within clauses (i) and (v) are made to the best of Seller's actual knowledge without independent investigation, as follows, and all such representations and warranties shall be deemed repeated at and as at the Settlement Date:

            (i) Seller has been granted title to the Loan Documents pursuant to the order entered into in the Gibraltar Litigation;

            (ii) Seller is transferring the Loan Documents and the indebtedness evidenced thereby pursuant to the Order;

            (iii) Seller has the right,  power,  legal capacity and authority to
execute  and  deliver  this  Agreement  and  to  consummate   the   transactions
contemplated by this Agreement;

            (iv) this Agreement has been duly and validly executed and delivered by Seller and constitutes the legal, valid and binding obligation of Seller enforceable in accordance with its terms except to the extent such enforceability may be limited by applicable bankruptcy, insolvency and other laws affecting creditor's rights generally; and

            (v) except for the Order and the OVFL Assignment, no approval of any person or entity is required for the execution of this Agreement by Seller or the consummation by Seller of the transactions contemplated by this Agreement, excluding any consents received on or prior to the date hereof.

        (b) Seller has made and makes no warranty or representation regarding the perfection or priority of the Mortgage, the condition, value or use of the Ship, or any other matter not specifically set forth above.

     6. Purchaser's Representations and Warranties. Purchaser hereby represents and warrants to Seller as follows:

        (a) Purchaser has the right, power, legal capacity and authority to execute and deliver this Agreement and to consummate the transactions contemplated by this Agreement. This Agreement has been duly and validly executed and delivered by and constitutes the legal, valid and binding obligation of Purchaser enforceable in accordance with its terms except to the extent such enforceability may be limited by applicable bankruptcy, insolvency and other laws affecting creditor's rights generally.

        (b) To the best of Purchaser's knowledge no approval of any person or entity is required for the execution of this Agreement by Purchaser or the consummation by Purchaser of the transactions contemplated by this Agreement, excluding any consents received on or prior to the date hereof; and

        (c) Purchaser hereby acknowledges and agrees that it has become a party hereto in reliance upon its own independent analysis of the Borrowers' financial condition and creditworthiness based on such documents and information as
Purchaser deemed appropriate or necessary and not in reliance on any representation, warranty, analysis or advice, whether express or implied, made by Seller.

     7. Appraisal. Between the Effective Date and the Closing Date, Seller shall have the right to cause a single market value appraisal of the Ship and related equipment and business operations (the "Appraisal") to be made, at Seller's expense. Once Seller notifies Purchaser of Seller's retention of a specified appraiser to conduct the Appraisal, Purchaser shall permit such appraiser, his employees and agents, to enter the Ship, at reasonable times which do not interfere with the normal operation of the Ship from the Port of Palm Beach, scheduled upon at least five (5) Business Days' prior notice to Purchaser, for the purpose of conducting such studies and reports (at Seller's sole cost and expense) as are reasonably necessary for the preparation of the Appraisal.

     8. Non-Recourse; No Survival of Representations and Warranties. Except as specifically provided herein or the Assignment, the transfer of the Loan Documents to Purchaser shall be without representation, recourse or warranty, express or implied. The trustee of Seller shall not be personally liable for any of the transactions or obligations of Seller hereunder and any judgment entered against the Seller or the Estate shall be satisfied only from the assets of the Estate. Except as set forth in Sections 5(a)(iii), 5(a)(iv) and 6(a) (which representations and warranties shall survive the Closing for two (2) years after the Closing Date) the representations and warranties provided herein shall not survive the Closing.

     9. Entire Agreement. This Agreement and the Settlement Agreement together supersede any prior negotiations, discussions or communications between Purchaser and Seller and constitutes the entire agreement between Purchaser and Seller with respect to the Loan Documents and the Mortgaged Premises.

     10. Termination. This Agreement may be terminated at any time prior to the Closing as follows:

        (a) by mutual written consent of Purchaser and Seller, the effect of which (including any right PBP may have to have any refund of the Installment Payment) shall be as determined by the mutual agreement between Purchaser and Seller;

        (b) by Seller, if an Event of Default occurs as set forth in, and with the effect set forth in, Section 3(b) above; and

        (c) by Purchaser, if the Closing shall not have occurred (i) due to a breach of this Agreement by Seller in any material respect which Seller shall not have cured within thirty

(30) days after notice from Purchaser to Seller or (ii) due to failure to have satisfied any of the conditions precedent set forth in Section 2(a) hereof to be satisfied. In the event that Purchaser terminates this Agreement as set forth in this Section, Purchaser shall be entitled to (A) the refund of any of the Installment Payments or any other sum paid to Seller hereunder or specific performance of this Agreement and (B) solely in the event of the willful breach of this Agreement, an action for money damages.

     11. Time is of the Essence. Time is of the essence for the performance of this Agreement.

     12. Notices. All notices, statements, demands, requests, consents, communications and certificates to be given under this Agreement shall be duly and properly given if delivered personally or given verbally and promptly confirmed in writing or sent by overnight courier service to the party entitled to such notice or demand at the address set forth below, or at such other address as such party may, from time to time, specify in writing and shall be effective when actually received by such party.

         Address for PBP:

                  Palm Beach Princess, Inc.
                  777 East Port Road
                  Riviera Beach, Florida 33404
                  Attention: Francis X. Murray

         with a copy to:

                  David S. Petkun, Esq.
                  Cozen O'Connor
                  The Atrium
                  1900 Market Street
                  Philadelphia, Pennsylvania 19103

         Address for Seller:

                  c/o Drinker Biddle & Shanley LLP
                  500 Campus Drive
                  Florham Park, New Jersey 07932-1047
                  Attention: A. Dennis Terrell, Esq.

     13. Headings. The headings contained in this Agreement are for convenience only and shall not affect the interpretation of any provision hereof.

     14. Governing Law. This Agreement and the rights and duties described herein shall be governed by, and interpreted in accordance with, the laws of the State of New Jersey without reference to conflict of laws provisions.

     15. Counterparts. This Agreement may be executed in several counterparts, and by the parties hereto on separate counterparts, each of which is an original but all of which together shall constitute one document.

     16. No Recording. This Agreement shall not be lodged for recording in any place or office of public record and any action in violation of this provision shall be deemed to be a default hereunder and permit the other party hereto to terminate this Agreement immediately and without further notice.

     17. No Assignment. Neither this Agreement, nor the rights, duties and obligations hereunder, may be assigned by a party hereto without the prior written consent of the other party.

     IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement, under seal, as of the day and year first-above written.

WITNESS                               DONALD F. CONWAY, CHAPTER 11 TRUSTEE
                                      FOR THE BANKRUPTCY ESTATE OF
                                      ROBERT E. BRENNAN

/s/Karl Piirimae                      By:/s/Donald F. Conway
----------------------                   ----------------------------------
Name:                                    Name: Donald F. Conway
Title:


WITNESS                               PALM BEACH PRINCESS, INC.

/s/David Petkun                       By:/s/Francis X. Murray
----------------------                   ----------------------------------
Name:                                    Name:Francis X. Murray
Title:                                   Title:President

                                   EXHIBIT "A"

                                 Loan Documents

1. Promissory Note dated May 13, 1999 from MJQ Corporation to Cambridge Capital Group, Inc.

2. Indenture of Second Naval Mortgage dated May 13, 1999 from MJQ Corporation to Cambridge Capital Group, Inc.

3. Debt and Security Interest Subordination Agreement dated May 13, 1999 by and among Cambridge, First Union National Bank, MJQ and Michael J. Quigley.

                                   EXHIBIT "B"

                       ASSIGNMENT AND ASSUMPTION AGREEMENT

     THIS ASSIGNMENT AND ASSUMPTION AGREEMENT (this "Agreement") is made as of the ____ day of ______, 2002, by DONALD F. CONWAY, CHAPTER 11 TRUSTEE FOR THE BANKRUPTCY ESTATE OF ROBERT E. BRENNAN, ("Assignor"), and PALM BEACH PRINCESS, INC. ("Assignee").

                                   Background

     Assignor is the owner and holder of a that certain (i) Promissory Note dated as of May 13, 1999 (the "Note") from MJQ Corporation ("MJQ" or "Borrower") to the Cambridge Capital Group, Inc. ("Cambridge") in the original principal amount of Twelve Million Dollars ($12,000,000.00); and (ii) Indenture of Second Naval Mortgage dated May 13, 1999 (the "Mortgage") by and between MJQ and Cambridge pursuant to which MJQ granted to Cambridge a second priority lien encumbering the ocean faring vessel "M/V Palm Beach Princess" registered under the Panamanian flag with International Call Sign 3FNQ2 and Patente of Navigation Number 14348-84-D (the "Ship"). The Note, the Mortgage and all other documents executed or delivered in connection therewith are described on Exhibit "A" attached hereto and collectively referred to herein as the "Loan Documents". Assignor desires to sell, assign, transfer and convey the Loan Documents to Assignee on the terms and conditions set forth in this Agreement.

                                    Agreement

     NOW, THEREFORE, Assignor and Assignee, for the consideration specified in that certain Purchase and Sale Agreement dated February __, 2002 to be effective as of April 30, 2001 among Assignor, Assignee and others (the "Purchase
Agreement"), which Purchase Agreement is hereby incorporated herein by this reference, to Assignor in hand paid, the receipt and sufficiency of which are hereby acknowledged, and the mutual promises contained herein, and intending to be legally bound hereby, covenant and agree as follows:

     1. Assignment. Assignor hereby sells, assigns, transfers, conveys and sets over to Assignee the Loan Documents. The assignment and transfer accomplished hereby shall be effective as of the date of this Agreement.

     2. Acceptance. Assignee hereby accepts the foregoing assignment of the Loan Documents and assumes all of the liabilities and obligations under the Loan Documents effective as of the date of this Agreement, subject to the terms of the Debt and Security Interest Subordination Agreement dated May 13, 1999 by and among Cambridge, First Union National Bank, MJQ and Michael J. Quigley III.

     3. No  Representations.  Except  as  expressly  set  forth in the  Purchase
Agreement, this Assignment is without recourse, warranty, representation, obligation or responsibility of any type, kind, character or nature, whether expressed or implied, statutory or otherwise, in fact or in law.

     IN WITNESS WHEREOF, Assignor and Assignee have duly executed this Agreement as of the day and year first above written.


                                      Assignor:
                                      DONALD F. CONWAY, CHAPTER 11 TRUSTEE
                                      FOR THE BANKRUPTCY ESTATE OF
                                      ROBERT E. BRENNAN


                                      By:
                                         -----------------------
                                         Name:  Donald F. Conway


                                      Assignee:
                                      PALM BEACH PRINCESS, INC.


                                      By:
                                         ----------------------
                                         Name:
                                         Title:

                                                                   EXHIBIT 10.17

                            STOCK PURCHASE AGREEMENT

     THIS AGREEMENT made this 22nd day of February 2002 between DONALD F. CONWAY, THE CHAPTER 11 TRUSTEE, FOR THE BANKRUPTCY ESTATE OF ROBERT E. BRENNAN (the "Seller"), maintaining an office at Druker, Rahl & Fein, 3625 Quakerbridge Road, Hamilton, New Jersey 08619, and INTERNATIONAL THOROUGHBRED BREEDERS, INC., a Delaware corporation ("Purchaser" or "ITB") maintaining an office at 211 Beningo Boulevard, Bellmawr, New Jersey 08031.

                                   Background

     A. On August 7, 1995, Robert E. Brennan (the "Debtor") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"), Case No. 95-35502(KCF). Seller is the duly appointed Chapter 11 Trustee of the bankruptcy estate of the Debtor (the "Estate").

     B. On December 7, 2000, the Seller entered into that certain Agreement for Settlement of Controversy (the "Bond Agreement") with Peter M. Bond on his own and on behalf of certain companies and entities identified therein (collectively, "Bond"), which provides for the transfer of all of the shares of ITB common stock owned by Bond to the Trustee (the "Valmet Shares").

     C. The performance of the Bond Agreement and the Trustee's receipt of the Valmet Shares are contingent upon the Bankruptcy Court's approval of the Bond Agreement. On February 21, 2001, the Bankruptcy Court entered an Order approving the Bond Agreement pursuant to Federal Rule of Bankruptcy Procedure 9019.

     D. Seller and Purchaser are parties to that certain Master Settlement Agreement dated the date hereof by and among Seller, Purchaser, MJQ Corporation, Michael J. Quigley, II, Leo Equity Group, Inc., Frank A. Leo, Deerbrooke Investments, Inc., Francis W. Murray and Cambridge Capital Group, Inc. (the "Settlement Agreement"), pursuant to which the parties agreed to settle, discontinue and end certain litigation relating to various assets of the Debtor, including, but not limited to, the Valmet Shares.

     E. In furtherance of the Settlement Agreement, Seller desires to sell all of its interest in and to the Valmet Shares to Purchaser, and Purchaser desires to purchase all of Seller's interest in and to the Valmet Shares upon the terms and conditions set forth herein.

                                    Agreement

     NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties hereto, intending to be legally bound hereby, agree as follows:

     1. Sale of Shares. Subject to the terms of this Agreement, at the Closing (as hereinafter defined), Seller shall sell and cause to be transferred to Purchaser all of the Valmet Shares that the Seller may receive and obtain control from Bond under the Bond Agreement, and Purchaser shall purchase all of Seller's interests and rights in and to such Valmet Shares, for the purchase price specified in Paragraph 2 hereof. Purchaser and Seller acknowledge that Seller's rights in and to the Valmet Shares are derived from the Bond Agreement and that Seller presently does not have possession and control of the Valmet Shares. Although the parties have approximated the number of Valmet Shares to be 2,235,000, the exact number of Valmet Shares cannot presently be determined.

     2. Purchase Price. The aggregate purchase price for the Valmet Shares (the "Purchase Price") shall be the amount in United States dollars determined by multiplying (i) the number of Valmet Shares to be transferred to Purchaser; times (ii) U.S. $.50 (fifty cents). For example, if the Valmet Shares consist of 2,235,000 shares of ITB common stock, the Purchase Price shall be $1,117,500. The per share purchase price shall be equitably adjusted in the event of any stock split, reverse stock split, reclassification, recapitalization, reorganization or other transaction which affects the capital structure of ITB or changes the number, rights or the nature of the Valmet Shares or other shares of ITB capital stock from the date hereof to the Closing.

     3. Payment of the Purchase Price. The Purchase Price shall be paid by Purchaser at the Closing to Seller by wire transfer of immediately available funds pursuant to instructions given by Seller to Purchaser for that purpose or by delivery of a certified or bank cashier's check payable to the order of Seller.

     4. Security for Purchaser's Obligations. The obligations of Purchaser hereunder are secured by the Pledge and Security Agreement (the "ITB Security Agreement") dated the date hereof made between ITB and Seller and all collateral pledged to Seller thereunder.

     5. Delivery of the Shares. Seller shall deliver to Purchaser at Closing a certificate or certificates representing all of the Valmet Shares, each duly endorsed in the name of Purchaser or accompanied by a duly executed stock power, all in good form for transfer of all such Valmet Shares to Purchaser.

     6. Representations and Warranties of Purchaser. Purchaser represents and warrants to Seller, knowing and intending that Seller is relying hereon, as follows:

        (a) Purchaser is a corporation, and GSRT is a limited liability company, duly organized, validly existing and in good standing under the laws of the State of Delaware and Purchaser has all requisite corporate power and authority to enter into this Agreement and to perform its obligations hereunder;

        (b) The execution, delivery and performance of this Agreement, the ITB Security Agreement, and other all agreements and documents to be executed and delivered pursuant hereto by Purchaser and GSRT (collectively, the "Purchaser Transaction Documents") and the consummation by Purchaser and GSRT of the transactions contemplated hereby and thereby have been duly authorized by the Board of Directors of Purchaser and by the Board of Directors of Garden State Race Track, Inc., as the sole member of GSRT, and no other corporate proceedings on the part of Purchaser and GSRT are necessary to authorize this Agreement and the transactions contemplated hereby and thereby.

        (c) This Agreement has been duly executed and delivered by Purchaser and constitutes, and the other Purchaser Transaction Documents to be executed and delivered by Purchaser and GSRT pursuant hereto when executed and delivered by Purchaser and GSRT will constitute, the legal, valid and binding obligations of Purchaser and GSRT, enforceable against Purchaser and GSRT in accordance with their respective terms.

        (d) The execution, delivery and performance by Purchaser of this Agreement and by Purchaser and GSRT of the Purchaser Transaction Documents do not and will not (with or without the passage of time or the giving of notice) violate or conflict with Purchaser's certificate of incorporation or by-laws or any agreement, law or regulation, judgement or order binding upon Purchaser or its assets or GSRT's certificate of formation, operating agreement or any agreement, law or regulation, judgment or order binding upon GSRT or its assets.

        (e) No consents, approvals of, or registrations, notifications, filing and/or declarations with, any court, government, governmental agency or instrumentality or any other person are required to be given or made by Purchaser or GSRT in connection with the execution, delivery and performance of this Agreement and the Purchaser Transaction Documents.

        (f) There are no judicial, administrative, governmental or other actions, proceedings or investigations pending, or, to the knowledge of Purchaser threatened against or involving Purchaser or GSRT, that question any of the transactions contemplated by, or the validity of, this Agreement or any of the other Purchaser Transaction Documents.

     7. Representations and Warranties of Seller. Seller represents and warrants to Purchaser, knowing that Purchaser is relying hereon, as follows:

        (a) Seller has the power to and authority to enter into this Agreement and perform its obligations hereunder, subject to approval by the Bankruptcy Court.

        (b) This Agreement has been duly executed and delivered by Seller and constitutes the legal, valid and binding obligations of Seller, enforceable against Seller in accordance with its terms, subject to approval by the Bankruptcy Court.

        (c) The execution, delivery and performance by Seller of this Agreement do not and will not (with or without the passage of time or giving of notice) violate or conflict with any law or regulation, judgment or order of any court or arbitrator binding upon Seller.

        (d) No consents, approvals of or registrations, notifications, filings and /or declarations with any court, government, governmental agency or instrumentality or any other person are required to be given or made by Seller in connection with the execution, delivery and performance of this Agreement, except for the approval of the Bankruptcy Court referred to in Sections 9(a) and 9(b).

        (e) There are no judicial, administrative, governmental or other actions, proceedings or investigations pending, or to the knowledge of Seller, threatened against or involving Seller, that question any of the transactions contemplated by, or the validity of, this

Agreement, except for the proceedings seeking the requisite approval of the Gibralter Court and the Bankruptcy Court.

     8. Obligations of Purchaser Until Closing.

        (a) Purchaser shall not take any action with respect to its capital structure, or change the number, rights or the nature of the Valmet Shares or other shares of the capital stock of ITB, including, but not limited to, the effecting of a stock split, reverse stock split, recapitalization, reclassification, or reorganization, without the prior written consent of Seller, which consent shall not be unreasonably withheld or delayed.

        (b) Purchaser shall maintain, and cause GSRT to maintain, its corporate existence and good standing in its jurisdiction of organization.

        (c) Purchaser shall operate its business, and cause GRST to operate its business, in the ordinary course, including, but not limited to, maintaining in full force and effect all licenses, permits, authorizations and insurance policies necessary to do business. For purposes of this subsection, Purchaser's operation of its business in the ordinary course shall include acquisitions of other businesses and assets; provided, however, that any such acquisition from an "Affiliate" of Purchaser shall be on terms no less favorable to Purchaser than such terms Purchaser would receive in a transaction at arms length. For purposes of this Section 8(c), the term "Affiliate" shall include MJQ Corporation, Leo Equity Group, Inc., Cambridge Capital Group, Inc., Frank A. Leo, Francis W. Murray, Michael J. Quigley, III, all persons and entities set forth on Schedule A hereto and any and all persons or entities having any legal or beneficial interest in or with any of the persons and entities named in this subsection or on Schedule A.

        (d) Purchaser shall promptly advise Seller in writing of the threat or commencement of any dispute, claim, action, suit, proceeding, arbitration or investigation which could materially adversely affect Purchaser's ability to perform its obligations under this Agreement or which challenges or may affect the validity of this Agreement.

        (e) Purchaser shall not take, or enter into any agreement or commitment to take, any of the following actions:

            (i) Purchaser shall not make any change in its authorized or issued capital stock, grant any stock option or other right to purchase shares of its capital stock or other securities or purchase, redeem, retire or make any other acquisition of any shares of any capital stock or other securities, except for:
(1) the purchase of the Valmet Shares as contemplated by this Agreement and shares of ITB common stock purchased by Purchaser under the terms of the Stock Option Agreement between Purchaser and Seller dated of even date herewith, (2) issuance's by Purchaser of shares of its common stock upon the due exercise of stock options and warrants granted and outstanding as of the date hereof, (a list of such options and warrants is set forth on Schedule B hereto); and (3) Purchaser's substitution and replacement of stock options for Francis Murray and William Warner as set forth in Schedule C hereto.

Notwithstanding the foregoing exception in 8(e)(i)(2) above, Purchaser shall not permit Francis Murray to exercise any stock options held by him and Purchaser shall not issue any shares of its capital stock upon any attempted exercise or exchange thereof.

            (ii) Purchaser shall not liquidate or dissolve.

            (iii) Purchaser shall not sell all or a material portion of its assets.

            (iv) Purchaser shall not enter any agreement of merger, combination, or consolidation, unless such agreement expressly provides for Purchaser's consummation of the purchase of the Valmet Shares hereunder before any such merger, combination or consolidation may take place.

            (v)   Purchaser   shall  not  declare  or  pay  any   dividends   or
distributions.

            (vi) Purchaser shall not amend its certificate of incorporation or bylaws which could adversely affect the rights of the holders of ITB common stock.

            (vii) Purchaser shall not unreasonably increase cash compensation paid to its management or pay cash bonuses.

        (f) Purchaser shall promptly advise Seller in writing, promptly after becoming aware, of any event or the existence of any fact which (i) makes untrue, or will make untrue as of the Closing, any representation or warranty of Purchaser set forth in this Agreement or in any other Purchaser Transaction Document or (ii) would constitute a breach of this Agreement by Purchaser.

     9. Conditions Precedent to Seller's Obligations.

     The obligation of Seller to consummate the sale of the Valmet Shares is subject to fulfillment by or at Closing of each of the following conditions:

        (a) Bankruptcy Court Approval. The Bankruptcy Court shall have entered an Order (the "Approval Order") pursuant to Section 363(b)(1) of the Bankruptcy Code approving this Agreement and the consummation of the sale of the Valmet Shares contemplated herein and providing, among other matters, that (i) the Valmet Shares shall be transferred to the Purchaser free and clear of any and all liens, encumbrances, security interests, charges, claims and interests and free of any stamp or similar tax requirements; (ii) any and all liens and/or encumbrances against the Valmet Shares shall attach to the proceeds of the sale, and (iii) the Purchaser is a good faith purchaser entitled to protection pursuant to Section 363(m) of the Bankruptcy Code.

        (b) Final Order. The Approval Order becomes a Final Order. The Approval Order shall be considered a "Final Order" when the Approval Order has not been stayed, vacated or otherwise rendered ineffective and either (i) the time period for taking an appeal therefrom shall have passed without an appeal therefrom having been taken or (ii) if any such appeal shall have been taken or stay granted, such appeal shall have been dismissed or resolved or such stay shall have been vacated or terminated and all applicable periods for further appeal of such order shall have passed.

        (c) Seller obtains possession and control of the Valmet Shares duly endorsed for transfer by Bond.

        (d)  Purchaser's   representations  and  warranties  contained  in  this
Agreement shall be made again as at the Closing and shall then be true and correct in all material respects.

        (e) Purchaser shall have performed or complied in all material respects with all agreements, covenants and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

        (f)   Purchaser   shall  have   executed  and  delivered  the  Purchaser
Transaction Documents with no default thereunder.

        (g) The Closing shall not violate any order or decree of any court or governmental body of competent jurisdiction and no suit, action, investigation, or legal or administrative proceeding shall have been brought or threatened by any person other than Seller or an affiliate of Seller which questions the validity or legality of this Agreement or the transaction contemplated hereby.

     10. Conditions Precedent To Purchaser's Obligations.

     The obligation of Purchaser to consummate the purchase of the Valmet Shares is subject to fulfillment by or at Closing of each of the following conditions.

        (a) Bankruptcy Court Approval. The Bankruptcy Court shall have entered the Approval Order.

        (b) Final Order. The Approval Order becomes a Final Order.

        (c) Seller obtains possession and control of the Valmet Shares duly endorsed for transfer by Bond, on behalf of the record owner, and Seller shall deliver to Purchaser good and marketable title to the Valmet Shares, free and clear of all liens, security interests and adverse claims pursuant to Section 363 of the Bankruptcy Code. Purchaser hereby acknowledges that the Valmet Shares are held of record by non United States persons and entities and, accordingly, Purchaser hereby waives, on behalf of itself and its stock transfer agent, all requirements that stock powers or other stock transfer documents bear signatures with "medallion guarantees".

        (d) Seller's representations and warranties contained in this Agreement shall be made again as at the Closing and shall then be true and correct in all material respects.

        (e) Seller shall have performed or complied in all material respects with all agreements, covenants and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

        (f) The Closing shall not violate any order or decree of any court or governmental body of competent jurisdiction and no suit, action, investigation, or legal or administrative proceeding shall have been brought or threatened by any person other than Purchaser or an affiliate of Purchaser which questions the validity or legality of this Agreement or the transaction contemplated hereby.

     11. Closing.

        (a) The closing of the purchase and sale of the Valmet Shares (the "Closing") shall take place at the office of Drinker Biddle & Shanley LLP, 500 Campus Drive, Florham Park, New Jersey 07932 on the later of: (i) July 1, 2002 or (ii) the date occurring 90 days after the Approval Order of the Bankruptcy Court becomes a Final Order (the "Closing Date") or at such other date and place as may be agreed to by Purchaser and Seller.

        (b) At the Closing, Seller shall deliver or cause to be delivered to Purchaser the following:

            (i) all certificates representing the Valmet Shares duly endorsed for transfer or with stock powers affixed thereto; and

            (ii) a certificate dated as of the Closing Date to the effect set forth in Section 7.

        (c) At the Closing, Purchaser shall deliver to Seller the following:

            (i) the Purchase Price;

            (ii) a certificate, dated the Closing Date, to the effect set forth in Section 6; and

            (iii) a copy of the resolutions of the board of directors of Purchaser authorizing the execution, delivery and performance by Purchaser of this Agreement, the ITB Security Agreement and the other Purchaser Transaction Documents.

     12. Termination.

     This Agreement may be terminated at any time prior to the Closing:

        (a) by mutual written consent of Seller and Purchaser;

        (b) by Seller, if (i) any representation or warranty of Purchaser made in or pursuant to this Agreement is untrue or incorrect in any material respect,
(ii) Purchaser breaches in any material respect any covenant or obligation or other term of this Agreement and such breach is not cured within 10 days thereafter ((i) and (ii) above being hereinafter referred to as a "Purchaser Event of Default"), or (iii) any of the conditions precedent to Closing contained in Section 9 are not satisfied by July 1, 2002.

        (c) by Purchaser, if (i) any representation or warranty of Seller made in or pursuant to this Agreement is untrue or incorrect in any material respect,
(ii) Seller breaches any covenant or other term of this Agreement and such breach is not cured within 10 days thereafter

((i) and (ii) above being hereinafter referred to as a "Seller Event of Default") or (iii) any of the conditions precedent to Closing contained in
Section 10 are not satisfied by July 1, 2002.

        (d) In the event of termination of this Agreement by either Seller or Purchaser as provided above, this Agreement shall immediately become void and of no further force and effect, except that Seller and Purchaser shall have the remedies set forth in Section 13(a) and (b), respectively.

     13. Remedies.

        (a) In the event of a Purchaser Event of Default or a Stock Acquisition Event of Default occurs as defined in the Settlement Agreement, Purchaser shall immediately be liable to Seller for the Purchase Price hereunder for all Valmet Shares over which Purchaser has possession and control at the time of such default, plus all costs of enforcement, collection and disposition, including, but not limited to, reasonable attorneys fees and costs (collectively, "Costs"). Without limiting any of its remedies, Seller shall immediately have all of the rights and remedies entitled to it under the ITB Security Agreement and the Settlement Agreement and shall have the right to dispose of the Valmet Shares to another party at any price. In the event Seller sells some or all of the Valmet Shares to a third party, the amount of Purchaser's liability hereunder shall be reduced by the net proceeds of such sale(s). Upon Seller's recovery or collection from Purchaser or from disposition of the Pledged Collateral (as defined in the ITB Security Agreement) of the Purchase Price (or the balance thereof if Seller has previously sold some of the Valmet Shares), plus all Costs, Seller shall transfer to Purchaser the Valmet Shares which it has not previously sold. No failure to exercise and no delay in exercising on the part of Seller any right, remedy or power shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy or power preclude any other or further exercise thereof. The rights, remedies and powers herein provided are cumulative and not exclusive of any rights, remedies or powers provided herein or by law or equity.

        (b) In the event of a Seller Event of Default, Purchaser shall be entitled to specific performance for the delivery of the Valmet Shares and injunctive relief, as well as all other remedies available at law or in equity, but only to the extent Seller obtains possession and control of the Valmet Shares. Purchaser acknowledges that Seller's inability to obtain possession and control of the Valmet Shares or the failure of the Bankruptcy Court to issue the Approval Order or the failure of the Approval Order to become a Final Order shall not constitute a breach by Seller hereunder. Purchaser shall have no recourse against Donald Conway, individually.

     14. Survival. The representation and warranties made by the parties in this Agreement and in the certificates, documents and schedules delivered pursuant hereto shall survive the consummation of the transactions herein contemplated.

     15. Notices. All notices that are required or may be given pursuant to the terms of this Agreement shall be in writing and shall be sufficient in all respects if given in writing and delivered by hand or national overnight courier service, transmitted by telecopy or mailed by registered or certified mail, postage prepaid, as follows:

                  To Purchaser:

                  International Thoroughbred Breeders, Inc.
                  211 Beningo Boulevard, Suite 210
                  Bellmawr, NJ 08031
                  Fax No. (856) 931-8165
                  Attention: Francis W. Murray, President

                  With Copy to:

                  Cozen O'Connor
                  The Atrium
                  1900 Market Street
                  Philadelphia, PA 19103
                  (215) 665-2000
                  Attention: David S. Petkun, Esquire

                  To Seller:

                  Druker, Rahl & Fein
                  3625 Quakerbridge Road
                  Hamilton, New Jersey 08619
                  (609) 689-2317
                  Attention: Donald F. Conway, Trustee

                  With Copy to:

                  Drinker Biddle & Shanley LLP
                  500 Campus Drive
                  Florham Park, NJ 07932
                  (973) 360-1100
                  Attention: A. Dennis Terrell, Esquire

or such other address or addresses as any party hereto shall have designated by notice in writing to the other parties hereto. A notice shall be deemed to have been given (a) upon personal delivery, if delivered by hand or courier, (b) three (3) days after the date of deposit in the mails, postage prepaid, if mailed by certified or registered mail, or (c) the next business day if sent by facsimile transmission (if receipt is electronically confirmed).

     16. Best Efforts. Purchaser and Seller shall use their commercially best efforts to cause to occur the transactions contemplated hereby in accordance with the terms hereof and to cause all conditions hereto that are within its control to be satisfied.

     17. Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey without giving effect to principles of conflicts of laws, and any and all disputes under and/or related to this Agreement shall be resolved by the Bankruptcy Court.

     18. Waivers. Seller, on the one hand, and Purchaser, on the other hand, may, by written notice to the other, (a) extend the time for the performance of any of the obligations or other actions of the other under this Agreement; (b) waive any inaccuracies in the representations or warranties of the other contained in this Agreement or in any document delivered pursuant to this Agreement; or (c) waive compliance with any of the covenants and agreements of the other contained in this Agreement. Except as provided in the preceding sentence, no action taken pursuant to this Agreement, including, without limitation, any investigation by or on behalf of any party, shall be deemed to constitute a waiver by the party taking such action of compliance with any representations, warranties, covenants or agreements contained in this Agreement. The waiver by any party hereto of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach.

     19. Entire Agreement. This Agreement, including the documents incorporated herein by reference, constitutes the entire agreement of the parties concerning the subject matter hereof, and shall not be amended, modified or supplemented unless by written agreement executed by the parties hereto. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns. This Agreement supercedes all prior written and oral agreements among the parties concerning the subject matter hereof, including, without limitation, the letter agreement between Purchaser and Seller dated January 4, 2000.

     20. Counterparts. This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute but one and the same instrument.

     21. No Assignment. The rights and obligations under this Agreement shall not be assignable to any person except with the written consent of the non-assigning parties.

     22. Further Assurance. Each party hereby agrees from time-to-time upon written request of the other, to take such additional actions and to execute and deliver such additional documents and instruments as such other party may reasonably request to effect the transactions contemplated by and to carry out the intent of this Agreement.

     23. Severability. In the event that any provision of this Agreement shall be held invalid, illegal, or unenforceable in any respect, the validity, legality, enforceability of the remaining provisions contained in this Agreement shall not in any way be affected or impaired thereby, and this Agreement shall otherwise remain in full force and effect.

     24. Brokers. The Seller and the Purchaser represent and warrant that they have not employed any broker, finder or investment banker who might be entitled to any brokerage, finder's fee, underwriting discount or other fee or commission from the Purchaser or the Seller in connection with the sale of the Shares.

     25. Fees. Each party shall be responsible for all legal and other fees incurred by it in connection with the negotiation of this Agreement and the consummation of the transaction contemplated hereby.

     26. Headings. The headings set forth herein are for the convenience of reference only and shall not be used in the interpretation or construction of this Agreement.

     27. Voting of Shares; Standing: Purchaser acknowledges that Seller may obtain voting proxies for the Valmet Shares and Purchaser shall not object to Seller's voting of such Valmet Shares for which Seller has valid proxies on any matter for which a stockholder of ITB may vote. Purchaser also agrees that Seller shall have standing as a stockholder of ITB as to such Valmet Shares over which Seller has possession and control to bring, or participate in, any action, in the capacity as a stockholder, against ITB and/or its directors and officers.

     IN WITNESS WHEREOF, parties hereto have duly executed the Agreement on the date first above written.


WITNESS:                               SELLER:


/s/Karl Piirimae                       /s/Donald F. Conway
------------------                     -------------------
                                       DONALD F. CONWAY, TRUSTEE
                                       For the Bankruptcy Estate of Robert E.
                                       Brennan

                                       PURCHASER:

ATTEST:                                INTERNATIONAL THOROUGHBRED
                                       BREEDERS, INC.

                                       By:/s/Francis W. Murray
                                          Name:Francis W. Murray
                                          Title:President

                                                                   EXHIBIT 10.18

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                      NON-QUALIFIED STOCK OPTION AGREEMENT

     This AGREEMENT,  dated as of January 7, 2002, is made between International
Thoroughbred  Breeders,   Inc.  (the  "Company")  and  Francis  W.  Murray  (the
"Optionee").

                              W I T N E S S E T H;

     1. Grant of Option. Subject to the terms and conditions herein set forth, the Company hereby grants to the Optionee the right, exercisable at the option of the Optionee, to purchase from the Company up to an aggregate of Two Million (2,000,000) shares of the Company's Common Stock ($2.00 par value) at the purchase price of $0.26875 per share (the "Option").

     2. Terms and Conditions. The Option is subject to the following terms and conditions:

          a. Expiration Date. The Option shall expire at 5 p.m. (Eastern Standard Time) on December 31, 2010 (the "Expiration Date").


          b. Exercise of Option. Subject to the terms of this Agreement regarding the exercisability of the Option, the Option shall vest immediately and may be exercised in whole or from time to time in part by Optionee at any time until expiration of the Option.. Any exercise shall be accompanied by a written notice to the Company specifying the number of shares as to which the Option is being exercised. Notation of any partial or total exercise shall be made by the Company on its books and records. In no event shall the Option be exercisable for the purchase of fractional shares.

          c. Payment of Purchase Price upon Exercise. At the time of any exercise as aforesaid, the purchase price of the shares as to which the Option shall be exercised shall be paid to the Company in cash by certified check or by such other means, including in shares of the Company's common stock or in a combination of cash and shares, as the Board of Directors of the Company may from time to time designate. The Option shall not be deemed exercised unless and until payment of the purchase price shall have been delivered to the Company in the manner provided herein. Any shares of the Company's common stock utilized to pay any portion of the purchase price of shares under the Option shall be valued at their fair market value as reasonably determined by the Company.

          d.Termination of Employment. In the event that Optionee's employment with the Company is terminated for any reason, the Option shall remain in effect until it is fully exercised or until the Expiration Date (at which time such Option shall no longer be exercisable), whichever first occurs.

          e. Nontransferability. The Option and the Optionee's rights hereunder shall not be transferable other than by will or by the laws of descent and distribution. During the lifetime of Optionee, the Option shall be exercisable only by the Optionee.

          f. Adjustments. In the event of any change in the stock of the Company by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, stock-split, combination or exchange of shares, or of any similar change affecting the stock, the number and kind of share subject to the Option and their purchase price per share shall be appropriately adjusted consistent with such change in such manner as the Board of Directors may deem equitable to prevent dilution or enlargement of the rights granted to Optionee hereunder. Any adjustments so made shall be final and binding upon Optionee.

          g. No Rights as Stockholder. Optionee shall have no rights as a stockholder with respect to any shares of stock subject to the Option prior to the date of issuance to Optionee of a certificate or certificates for such shares.

          h. No Right to Continued Employment. This Agreement and the Option shall not confer upon Optionee any right with respect to continuance of employment by the Company or any affiliate, nor shall it interfere in any way with the right of the Company to terminate his employment at any time. i. Compliance with Laws and Regulations. The Option and the obligation of the Company to sell and deliver shares hereunder shall be subject to all applicable federal and state laws, rules and regulations and to such approvals by any government or regulatory agency as may be required. The Option may not be exercised if its exercise, or the receipt of shares of stock pursuant thereto, would be contrary to applicable law. Without limiting the generality of the foregoing, the Option shall not be exercised unless the shares issuable upon such exercise shall have been registered under the Securities Act of 1933, as amended, and under any applicable state securities laws, or, in the opinion of counsel satisfactory to the Company, shall be exempt from such registration. The Company shall have no obligation to comply with the terms of any exemption from registration requirements in order to permit the exercise of the Option.

     3. Exercise Representations. The Company may require Optionee to furnish to the Company, prior to the issuance of any shares upon the exercise of all or any part of the Option, an agreement (in such form as the Board of Directors may specify) in which Optionee represents that the shares acquired by him upon exercise are being acquired for investment and not for resale or with a view of distribution thereof and that Optionee has been advised and understands that (i) such shares have not been registered under the Securities Act of 1933 and are "restricted securities" within the meaning of Rule 144 under the Securities Act and are subject to restrictions on transfer and (ii) the Company is under no obligation to register such shares under the Securities Act or to take any action which would make available to the Optionee any exemption from such registration in order to permit any transfer of shares issued upon exercise of the Option.

     4. Notices. Any notice hereunder to the Company shall be addressed to it at its office at the following address:

                           International Thoroughbred Breeders, Inc.
                           211 Benigno Boulevard
                           Suite 210
                           Bellmawr, NJ 08031
                           Attention:  Chief Financial Officer

and any notice hereunder to Optionee shall be addressed to him at:

                           Francis W. Murray
                           1293 Farm Road
                           Berwyn, PA  19312


subject to the right of either party to designate at any time hereafter in writing some other address.

     5. Amendment. The Board of Directors shall have the right to amend this Agreement, subject to the Optionee's consent only if such amendment adversely affects the rights of the Optionee hereunder.

     6. Withholding of Taxes. Whenever the Company proposes or is required to deliver or transfer shares in connection with the exercise of an option, the Company shall have the right to (a) require the recipient to remit or otherwise make available to the Company an amount sufficient to satisfy any federal, state and/or local withholding tax requirements prior to the delivery or transfer of any certificate or certificates for such shares or (b) take whatever other action it deems necessary to protect its interests with respect to tax liabilities. The Company's obligation to make any delivery or transfer of shares shall be conditioned on the Optionee's compliance, to the Company's satisfaction, with any withholding requirement.

     7.   Counterparts.   This   Agreement  may  be  executed  in  one  or  more
counterparts, each of which when so executed shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by an appropriate officer and Optionee has executed this Agreement, both as of the day and year first above written.

                        INTERNATIONAL THOROUGHBRED BREEDERS, INC.


                        By:/s/ William H. Warner
                           ------------------------------------
                           Treasurer


                        ACCEPTED BY:

                           /S/  Francis W. Murray
                           ------------------------------------

                                                                   EXHIBIT 10.19

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                      NON-QUALIFIED STOCK OPTION AGREEMENT

     This AGREEMENT,  dated as of January 7, 2002, is made between International
Thoroughbred  Breeders,   Inc.  (the  "Company")  and  William  H.  Warner  (the
"Optionee").

                              W I T N E S S E T H;

     1. Grant of Option. Subject to the terms and conditions herein set forth, the Company hereby grants to the Optionee the right, exercisable at the option of the Optionee, to purchase from the Company up to an aggregate of Seventy-Five Thousand (75,000) shares of the Company's Common Stock ($2.00 par value) at the purchase price of $0.26875 per share (the "Option").

     2. Terms and Conditions. The Option is subject to the following terms and conditions:

          a. Expiration Date. The Option shall expire at 5 p.m. (Eastern Standard Time) on December 31, 2010 (the "Expiration Date").

          b. Exercise of Option. Subject to the terms of this Agreement regarding the exercisability of the Option, the Option shall vest immediately and may be exercised in whole or from time to time in part by Optionee at any time until expiration of the Option.. Any exercise shall be accompanied by a written notice to the Company specifying the number of shares as to which the Option is being exercised. Notation of any partial or total exercise shall be made by the Company on its books and records. In no event shall the Option be exercisable for the purchase of fractional shares.

          c. Payment of Purchase Price upon Exercise. At the time of any exercise as aforesaid, the purchase price of the shares as to which the Option shall be exercised shall be paid to the Company in cash by certified check or by such other means, including in shares of the Company's common stock or in a combination of cash and shares, as the Board of Directors of the Company may from time to time designate. The Option shall not be deemed exercised unless and until payment of the purchase price shall have been delivered to the Company in the manner provided herein. Any shares of the Company's common stock utilized to pay any portion of the purchase price of shares under the Option shall be valued at their fair market value as reasonably determined by the Company.

          d.Termination of Employment. In the event that Optionee's employment with the Company is terminated for any reason, the Option shall remain in effect until it is fully exercised or until the Expiration Date (at which time such Option shall no longer be exercisable), whichever first occurs.

          e. Nontransferability. The Option and the Optionee's rights hereunder shall not be transferable other than by will or by the laws of descent and distribution. During the lifetime of Optionee, the Option shall be exercisable only by the Optionee.

          f. Adjustments. In the event of any change in the stock of the Company by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, stock-split, combination or exchange of shares, or of any similar change affecting the stock, the number and kind of share subject to the Option and their purchase price per share shall be appropriately adjusted consistent with such change in such manner as the Board of Directors may deem equitable to prevent dilution or enlargement of the rights granted to Optionee hereunder. Any adjustments so made shall be final and binding upon Optionee.

          g. No Rights as Stockholder. Optionee shall have no rights as a stockholder with respect to any shares of stock subject to the Option prior to the date of issuance to Optionee of a certificate or certificates for such shares.

          h. No Right to Continued Employment. This Agreement and the Option shall not confer upon Optionee any right with respect to continuance of employment by the Company or any affiliate, nor shall it interfere in any way with the right of the Company to terminate his employment at any time.

          i. Compliance with Laws and Regulations. The Option and the obligation of the Company to sell and deliver shares hereunder shall be subject to all applicable federal and state laws, rules and regulations and to such approvals by any government or regulatory agency as may be required. The Option may not be exercised if its exercise, or the receipt of shares of stock pursuant thereto, would be contrary to applicable law. Without limiting the generality of the foregoing, the Option shall not be exercised unless the shares issuable upon such exercise shall have been registered under the Securities Act of 1933, as amended, and under any applicable state securities laws, or, in the opinion of counsel satisfactory to the Company, shall be exempt from such registration. The Company shall have no obligation to comply with the terms of any exemption from registration requirements in order to permit the exercise of the Option.

     3. Exercise Representations. The Company may require Optionee to furnish to the Company, prior to the issuance of any shares upon the exercise of all or any part of the Option, an agreement (in such form as the Board of Directors may specify) in which Optionee represents that the shares acquired by him upon exercise are being acquired for investment and not for resale or with a view of distribution thereof and that Optionee has been advised and understands that (i) such shares have not been registered under the Securities Act of 1933 and are "restricted securities" within the meaning of Rule 144 under the Securities Act and are subject to restrictions on transfer and (ii) the Company is under no obligation to register such shares under the Securities Act or to take any action which would make available to the Optionee any exemption from such registration in order to permit any transfer of shares issued upon exercise of the Option.

     4. Notices. Any notice hereunder to the Company shall be addressed to it at its office at the following address:

                           International Thoroughbred Breeders, Inc.
                           211 Benigno Boulevard
                           Suite 210
                           Bellmawr, NJ 08031
                           Attention:  Chief Financial Officer

and any notice hereunder to Optionee shall be addressed to him at:

                           William H. Warner
                           51 Cranmoor Drive
                           Toms River, NJ  08753


subject to the right of either party to designate at any time hereafter in writing some other address.

     5. Amendment. The Board of Directors shall have the right to amend this Agreement, subject to the Optionee's consent only if such amendment adversely affects the rights of the Optionee hereunder.

     6. Withholding of Taxes. Whenever the Company proposes or is required to deliver or transfer shares in connection with the exercise of an option, the Company shall have the right to (a) require the recipient to remit or otherwise make available to the Company an amount sufficient to satisfy any federal, state and/or local withholding tax requirements prior to the delivery or transfer of any certificate or certificates for such shares or (b) take whatever other action it deems necessary to protect its interests with respect to tax liabilities. The Company's obligation to make any delivery or transfer of shares shall be conditioned on the Optionee's compliance, to the Company's satisfaction, with any withholding requirement.

     7.   Counterparts.   This   Agreement  may  be  executed  in  one  or  more
counterparts, each of which when so executed shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by an appropriate officer and Optionee has executed this Agreement, both as of the day and year first above written.

                        INTERNATIONAL THOROUGHBRED BREEDERS, INC.


                        By: /s/ Francis W. Murray
                            ---------------------------------
                            President


                        ACCEPTED BY:

                           /S/ William H. Warner
                           ---------------------------------

                                                                      EXHIBIT 21

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

International Thoroughbred Gaming Development Corporation        New Jersey

ITG - Brazil, Inc.                                               Delaware

ITG - Venezuela, Inc.                                            Delaware

Olde English Management Co., Inc.                                New Jersey

Orion Casino Corporation                                         Nevada

Palm Beach Princess, Inc.                                        Delaware

ITG Vegas, Inc                                                   Nevada

South America Thoroughbred Company, LLC                          Delaware

                                                                    EXHIBIT 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Annual Report on Form 10-K of International Thoroughbred Breeders, Inc. (the "Company") for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 s/ Francis W. Murray
 -------------------------------
 Name:  Francis W. Murray
 Title: President and CEO
 October  25, 2002

                                                                    EXHIBIT 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Annual Report on Form 10-K of International Thoroughbred Breeders, Inc. (the "Company") for the year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



s/ Francis W. Murray
---------------------------------
Name:  Francis W. Murray
Title: Chief Financial Officer
October 25, 2002