Form 10-Q
period 2002-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2002-11-19
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the quarterly period ended                September 30, 2002
                               ---------------------------------------------
                                                     OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission file number                0-9624
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

                                 (856)931-8163
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


           Class                          Outstanding at November 15, 2002
Common Stock, $ 2.00 par value                  11,480,277 Shares

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                  for the Three Months ended September 30, 2002
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                           PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Consolidated Balance Sheets
                  as of September 30, 2002 and June 30, 2002.................1-2

         Consolidated Statements of Operations
                  for the Three Months ended
                  September 30, 2002 and 2001................................3

         Consolidated Statement of Stockholders' Equity
                  for the Three Months ended September 30, 2002..............4

         Consolidated Statements of Cash Flows
                  for the Three Months ended
                  September 30, 2002 and 2001................................5

         Notes to Consolidated Financial Statements.........................6-18

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........19-22

         Item 4.  Controls and Procedures.....................................22

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.............................23

SIGNATURES        ............................................................24

CERTIFICATIONS................................................................25

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002

                                     ASSETS

                                          September 30,
                                               2002          June 30,
                                           (UNAUDITED)        2002
                                          ------------   -------------
CURRENT ASSETS:
     Cash and Cash Equivalents           $     627,223  $      796,610
     Accounts Receivable                        63,427          37,682
     Prepaid Expenses                          478,777         190,639
     Other Current Assets                      427,403         391,596
     Net Assets of Discontinued
       Operations - Current                    120,953         123,569
                                          -------------  --------------
      TOTAL CURRENT ASSETS                   1,717,783       1,540,096
                                          -------------  --------------

EQUIPMENT:
     Equipment                                 749,827         723,420
     LESS: Accumulated Depreciation and
                 Amortization                  147,543         113,061
                                          -------------  --------------

      TOTAL EQUIPMENT, NET                     602,284         610,359
                                          -------------  --------------



OTHER ASSETS:
     Notes Receivable                       33,000,000      33,000,000
     Note Receivable of Discontinued
         Operations - Long-Term                      0               0
     Deposit on Purchase of Palm Beach
         Princess Mortgage                   4,000,000       3,500,000
     Deposits and Other Assets               7,302,180       7,277,839
                                          -------------  --------------
      TOTAL OTHER ASSETS                    44,302,180      43,777,839
                                          -------------  --------------


TOTAL ASSETS                             $  46,622,247  $   45,928,294
                                          =============  ==============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30,
                                                2002         June 30,
                                             (UNAUDITED)      2002
                                           -------------   ------------
CURRENT LIABILITIES:
     Accounts Payable                    $    1,424,008  $   1,324,351
     Accrued Expenses                         1,245,684      1,353,811
     Short-Term Debt                          1,350,338      1,062,280
                                           -------------   ------------
       TOTAL CURRENT LIABILITIES              4,020,030      3,740,442
                                           -------------   ------------


DEFERRED INCOME                               8,226,540      8,226,540
                                           -------------   ------------

LONG-TERM DEBT                                        0              0
                                           -------------   ------------

COMMITMENTS AND CONTINGENCIES                    -              -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock,
      $100 Par Value, Authorized 500,000
      Shares, 362,488 Issued and
      Outstanding                            36,248,775     36,248,775
     Common Stock, $2 Par Value,
      Authorized 25,000,000 Shares,
      Issued and Outstanding, 11,480,277
      and 11,480,275, respectively           22,960,553     22,960,549
     Capital in Excess of Par                20,192,086     20,192,090
      (Deficit) (subsequent to
      June 30, 1993, date of
      quasi-reorganization)                 (45,010,321)    45,423,435)
                                           -------------   ------------
                                             34,391,093     33,977,979
     LESS:
      Deferred Compensation, Net                (15,416)       (16,667)
                                           -------------   ------------
       TOTAL STOCKHOLDERS' EQUITY            34,375,677     33,961,312
                                           -------------   ------------


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $   46,622,247  $  45,928,294
                                           =============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                                Three Months Ended
                                                  September 30,
                                            -------------------------
                                                 2002         2001
                                            -------------------------
REVENUE:
     Revenue from Operations               $  6,319,402  $  5,939,469
     Other Income                                    25        77,877
     Interest Income                             99,748       144,336
                                            ------------  ------------
        TOTAL REVENUES                        6,419,175     6,161,682
                                            ------------  ------------

EXPENSES:
     Cost of Revenues:
     Operating Expenses                       4,289,340     4,288,569
     Depreciation & Amortization                 76,220        10,794
     General & Administrative Expenses -
         Palm Beach Princess                    716,245       747,674
     General & Administrative Expenses -
         Parent                                 489,354       514,419
     Development Costs                           90,896        46,615
     Interest and Financing Expenses            317,005        76,483
                                            ------------  ------------
         TOTAL EXPENSES                       5,979,061     5,684,554
                                            ------------  ------------

INCOME  BEFORE TAX PROVISION                    440,114       477,128
     State Income Tax Expense                    27,000        22,000
                                            ------------  ------------

NET INCOME                                 $    413,114  $    455,128
                                            ============  ============


NET BASIC AND DILUTED INCOME
   PER COMMON SHARE                        $       0.04  $       0.04
                                            ============  ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                        11,480,272    11,480,269
                                            ============  ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                                            Preferred                   Common
                                                                    --------------------------  --------------------------
                                                                     Number of                   Number of
                                                                      Shares        Amount        Shares        Amount
                                                                    ------------  ------------  ------------  ------------
BALANCE - JUNE 30, 2002                                                 362,488 $  36,248,775    11,480,275 $  22,960,549

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992           0             0             2             4
   Amortization of Deferred Compensation Costs                          ---           ---           ---           ---
   Net Income for the Three Months Ended September 30, 2002             ---           ---           ---           ---

                                                                    ------------  ------------  ------------  ------------
BALANCE - SEPTEMBER 30, 2002                                            362,488 $  36,248,775    11,480,277 $  22,960,553
                                                                    ============  ============  ============  ============


                                                                        Capital                     Deferred
                                                                       in Excess                     Compen-
                                                                        of Par        (Deficit)      sation        Total
                                                                      ------------  --------------  ----------  ------------
BALANCE - JUNE 30, 2002                                             $  20,192,090 $   (45,423,435)$   (16,667)$  33,961,312

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992            (4)       ---           ---          ---
   Amortization of Deferred Compensation Costs                            ---            ---            1,251         1,251
   Net Income for the Three Months Ended September 30, 2002               ---             413,114      ---          413,114

                                                                      ------------  --------------  ----------  ------------
BALANCE - SEPTEMBER 30, 2002                                        $  20,192,086 $   (45,010,321)$   (15,416)$  34,375,677
                                                                      ============  ==============  ==========  ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                         Three Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                          2002          2001
                                                                      ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     INCOME BEFORE DISCONTINUED OPERATIONS                           $    413,114  $   455,128
                                                                      ------------  -----------
     Adjustments to reconcile income to net cash provided by
      (used in) operating activities:
        Depreciation and Amortization                                      77,470       12,044
        (Gain) on Sale of Fixed Assets                                          0      (77,577)
        Changes in Operating Assets and Liabilities -
            (Increase) Decrease in Accounts Receivable                    (25,746)     109,122
            (Increase) in Other Assets                                    (26,761)     (40,561)
            Decrease (Increase) in Prepaid Expenses                        19,483     (264,596)
            (Decrease) in Accounts Payable and Accrued Expenses            (8,469)    (387,573)
                                                                      ------------  -----------

     CASH (USED IN) OPERATING ACTIVITIES BEFORE
     DISCONTINUED OPERATIONS                                              449,091     (194,013)

     CASH (USED IN) PROVIDED BY  DISCONTINUED OPERATING ACTIVITIES              0            0
                                                                      ------------  -----------
     NET CASH (USED IN) OPERATING ACTIVITIES                              449,091     (194,013)
                                                                      ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage                 (500,000)    (500,000)
    Proceeds from Auction of Garden State Park Fixed Assets                          1,189,755
    Capital Expenditures                                                  (26,407)    (155,345)
    Loans made on Development Projects                                          0     (365,000)
    (Increase) Decrease in Other Investment Activity                      (91,510)           0
                                                                      ------------  -----------
     CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
     BEFORE DISCONTINUED INVESTING ACTIVITIES                            (617,917)     169,410
     CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES               0            0
                                                                      ------------  -----------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (617,917)     169,410
                                                                      ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Short-Term Loans                                              0            0
    Principal Payments on Short Term Notes                                   (776)           0
    Decrease in Balances Due to/From Subsidiaries                             216      193,228
                                                                      ------------  -----------
     CASH  PROVIDED BY FINANCING ACTIVITIES
     BEFORE DISCONTINUED FINANCING ACTIVITIES                                (560)      193,228
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                        (216)            0
                                                                      ------------  -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (776)      193,228
                                                                      ------------  -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (169,602)      168,625
          LESS CASH AND CASH EQUIVALENTS  FROM
            DISCONTINUED OPERATIONS                                           216       (11,832)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
     BEFORE DISCONTINUED OPERATIONS                                       796,610     1,361,287
                                                                      ------------  -----------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                  $    627,224   $ 1,518,080
                                                                      ============  ===========

     Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
        Interest                                                     $          0  $         0
        Income Taxes                                                 $          0  $         0


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. As described in
Note 5 below we entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan the promissory note of MJQ Corporation for $13.75 million. Should the Company not be able to obtain the financing necessary to make the balloon payment scheduled for January 6, 2003 in the amount of $9.75 million, it may lose its only operating business and source of revenues and will forfeit the $4 million in deposit payments. To date the Company has not been able to obtain such financing.

     On October 25, 2002 the Company received a Letter of Interest for a proposed $8 million financing, subject to additional due diligence. Principal and interest of 7% per annum would be due monthly, based on a 5 year amortization, with a balloon payment due 3 years from closing. Additionally the bank would take a security interest (which may be subordinated to up to $3 million in prior liens) in our $10 million note due from the sale of our Garden State Park property. It is the Company's intent to borrow an additional $2 million on this note to satisfy the entire payment of $9.75 million due to the Trustee for the purchase of the Ship Mortgage.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     (E) Net Assets of Discontinued Operations - At September 30, 2002 and June 30, 2002, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations."

     (F) Revenue Recognition - The Company recognized the revenues associated with the casino operation on the Palm Beach Princess as they were earned.

     (G) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (H) Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

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

     (J) Net Income per Common Share - Income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Options and warrants to purchase 4,046,500 and 3,104,000 shares, respectively, of Common Stock at various prices per share, for the three months ended September 30, 2002 and 2001, respectively, were not included in the computation of income per share because the exercise price of those options and warrants were above market value.

(2)  NOTES RECEIVABLE

     A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a Turnberry promissory note in the face amount of $23,000,000. The interest rate under such note will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Distributable Cash will be paid to us. We will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of our purchase of the note. We may convert the promissory note, at our option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance.

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

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Brennan Bankruptcy Trustee (together with one-half of the interest paid by Realen under such note). The remaining $350,000 of the $700,000 note is classified in other current assets on our balance sheet as of June 30, 2002. As part of the settlement of the sculpture litigation, the party who sold us the sculptures, agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described in Note 4(A) below) by the same principal amount, $350,000, given up by us to the Trustee.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)  DEPOSITS AND OTHER ASSETS

     The following items are classified as deposits and other assets (See Note 8
- Related Party Transactions):

                                                                               September 30,   June 30,
                                                                                   2002          2002
                                                                              ------------   -----------
Loans including accrued interest to the Ft Lauderdale Project                $   2,450,659  $  2,526,074

Loans including accrued interest to the Golf Course Project in California          877,503       911,169

Loans to the South American Gaming Projects                                        349,472       349,472

Deposits on Port Lease                                                             125,000        75,000

Accounts Receivable from MJQ Corporation                                           864,588       521,583

Accounts Receivable from Frank Leo                                                  21,262        13,804

Accounts Receivable from Francis W Murray                                           20,563        19,236

Other Misc. Assets                                                                  46,489        25,252

Assets Assigned from Leo Equity Group, Inc. (See Note 8):

Note Receivable from Michael J Quigley III *                                     2,600,749     2,600,749

Accounts Receivable from MJQ Corp                                                   21,000        21,000

Accounts Receivable from Ft Lauderdale Project                                       8,000         8,000

Loans to Francis W Murray                                                           93,000        93,000

Accounts Receivable from GMO Travel                                                113,500       113,500
                                                                              ------------   -----------
         Total Deposits and Other Assets                                     $   7,302,180  $  7,277,839
                                                                              ============   ===========

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  DISCONTINUED OPERATIONS

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of September 30, 2002 and June 30, 2002 consist of the following:

                                              September 30, June 30,
                                                   2002       2002
                                                ---------  -----------
Classified As:
Current Assets                                 $  414,951 $    415,166
Current Liabilities                             (293,998)    (291,597)
Deferred Income                                       -0-          -0-
                                                ---------   ----------
    Net Assets of Discontinued Operations      $  120,953 $    123,569
                                                =========   ==========

(4)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                           September 31, 2002          June 30, 2002
                                                     ---------------------------   ----------------------
                                        Interest
                                          % Per
                                          Annum          Current      Long-Term      Current    Long-Term
                                      -------------  --------------  -----------   -----------  ---------
International Thoroughbred
Breeders Inc.:

MCJEM, INC. (A)                                 15%  $      132,000 $      -0-    $    132,000  $     -0-
Michael J. Quigley, III (B)                     10%         900,000        -0-         900,000        -0-
First Insurance Funding Corp.(C)              6.95%         314,677        -0-             -0-        -0-
Other                                       Various           3,661        -0-          30,280        -0-

Garden State Park:

Service America Corporation (D                   6%         160,000        -0-         160,000        -0-
                                                      -------------   --------     -----------   --------
    Totals                                           $    1,510,338 $      -0-    $  1,222,280  $     -0-
Less:
Net Liabilities of Discontinued
  Operations - Current                                    (160,000)        -0-       (160,000)        -0-
                                                      -------------   --------     -----------   --------
    Totals                                           $    1,350,338 $      -0-    $  1,062,280  $     -0-
                                                      =============   ========     ===========   ========

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (B) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million note issued to us by Turnberry (the "Turnberry Note"). On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement with, among other parties, Donald F. Conway, the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Trustee"). (See Note 5.)

     (C) Our directors and officers liability policy was financed by First Insurance Funding Corp. for a $314,677 one year promissory note at a 6.95% interest rate.

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

     We are responsible for remediation costs associated with an environmental site on the Freehold Raceway property. We have accrued what we believe to be the total cost of remediation. At September 30, 2002, the remaining balance of such accrual was $130,398 for remediation costs. These accrued costs are expected to be incurred during the next twenty months.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At September 30, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003.

     Effective February 20, 2002 (See Note ), we entered into a Master Settlement Agreement with the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert E. Brennan and a related Stock Purchase Agreement, and, through our Palm Beach Princess, Inc. subsidiary, a Purchase and Sale Agreement, described below. These agreements followed many months of negotiation with the Trustee of the details of the transactions outlined in the letter of intent that had been signed by the parties effective April 30, 2001. It was on the basis of the letter of intent, initially, and then the Master Settlement

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Agreement that we have been operating the vessel M/V Palm Beach Princess and conducting a casino cruise business since April 30, 2001.

     As permitted by the Master Settlement Agreement with the Trustee, we have entered into a bareboat charter with MJQ Corporation, pursuant to which we have chartered the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as a charter hire fee to the vessel's owner, MJQ Corporation. Other parties to the Master Settlement Agreement include MJQ Corporation, Leo Equity Group, Inc. and Francis
W. Murray, our Chairman, who is also a director and officer of MJQ Corporation and has purchased the stock of MJQ Corporation (See Note 9-F) and a director of Leo Equity Group, Inc. (See Note 8, Related Party Transactions and 9-D.)

     In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary we entered into a Purchase and Sale Agreement which provides for our purchase from the Trustee of the promissory note of MJQ Corporation, having an outstanding balance of principal and interest of approximately $15.7 million as of June 30, 2002 and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"). The purchase price payable by us for the Ship Mortgage Obligation is $13.75 million. We began making payments on account of such purchase price effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continued under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment was to be due. However, before July 31, 2002, we exercised our right to extend the time for payment of the balance of the purchase price for up to three (3) additional months, to October 31,2002, by paying $70,000 for the first one month extension, an additional $80,000 for the second month extension and an additional $100,000 for the third month extension , which additional payments will not be credited towards the purchase price. On October 30, 2002, the Master Settlement Agreement was amended to provide for a further extension of the due date for payment of the $9.75 million balance under the Purchase and Sale Agreement until January 6, 2003, subject to our payment of $220,000 as an extention fee in two installments of $110,000, the first of which has been paid on October 30, 2002, the second of which is due on December 1, 2002. In the event that the balloon payment is not made when due on the extended date of January 6, 2003 (or any other default on our part occurs which is not cured within the applicable grace period), at the election of the Trustee all of our monthly $250,000 payments (which would total $4.0 million) would be forfeited as liquidated damages and the Trustee would have the right to take possession and control of the vessel M/V Palm Beach Princess, but we would not have any further liability for any unpaid balance of the purchase price of the Ship Mortgage Obligation. The Trustee would also have the right to take over operating assets used in connection with the vessel, including the onboard cash bank, inventories, supplies and equipment, and the Trustee would assume current liabilities including trade debt and payroll. In the event the current assets so acquired by the Trustee are less than the amount of the current liabilities so assumed by the Trustee, we would be liable to the Trustee for such deficiency.

     The second agreement which we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Purchase Agreement. Under this Agreement, which superseded all prior agreements and understandings between us and the Trustee for the purchase of our common stock held or claimed by the Trustee, we agreed to purchase up to approximately 2,235,000 shares of our common stock at a purchase price of $0.50 per share on July 11, 2002. We desired to purchase these shares in order to preserve our net operating loss carryforwards which otherwise may be lost if the shares are transferred. As collateral security for our payment of the purchase price for these shares, we have granted to the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Trustee a security interest in all proceeds of (including all payments that might be made in the future under) the $10 million Realen Note, described in
Note 2 above (in connection with which Michael J. Quigley, III released his prior security interest in the Realen Note).

     We did not pay the purchase price under the Stock Purchase Agreement on July 11, 2002 (which price, at that date, was $892,500 for 1,785,000 shares). On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until December 13, 2002 at which time the Trustee has agreed to accept payment of the purchase price in the form of a twelve month promissory note bearing interest at 9%.

     Through a subsidiary, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal. We are required to make tenant improvements to the new space, estimated to cost approximately $600,000, construction of which was to have commenced by July 30, 2002. While we have obtained a commitment for the construction financing, we had not begun construction by July 30, 2002 and received a notice from the Port's attorney asserting that we may be in default in that regard. We intend to proceed with construction of the required improvements to the leased space in due course and expect to be able to cure the potential default. We will have the right to a credit of up to $333,000 of construction costs against the initial term of our five year lease.

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

     The purchase price we have agreed to pay for the stock in Leo Equity Group, Inc. is $250,000, payable in ten consecutive monthly installments of $25,000 each, without interest. As further consideration, we also agreed to reduce the exercise price of the seller's previously granted options to purchase 200,000 shares of our common stock, to $0.50 per share. In consideration of the sale to us of the stock in MJQ Corporation, we agreed to assume $3.7 million of indebtedness owing by MJQ Corporation's sole stockholder, of which $1.1 million is owing to Francis W. Murray, our Chairman, and $2.6 million is owing to Leo Equity Group, Inc. Leo Equity Group, Inc. agreed to assign its rights to such $2.6 million receivable as described in Note 8, Related Party Transactions, and therefore our assumption of the foregoing indebtedness to Leo Equity Group, Inc. will not entail any cash payment. Mr. Murray has indicated that he would be willing to defer payment of all or a portion of the assumed indebtedness owing to him. Terms for the satisfaction of such indebtedness have not yet been worked out between us and Mr. Murray See Note 8 below, Related Party Transactions.

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

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2002, in assessing the fair value of financial instruments, we have used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since our interest rates approximate current interest rates that would be available to us in the market place.

     Management believes that the carrying amounts of the two long-term notes receivable approximate fair value and will continue to evaluate the fair value of these instruments.

(7)  STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     At September 30, 2002, total employee options outstanding were 3,111,500 and total non-employee options outstanding were 225,000. At September 30, 2001, 3,136,500 of the employee options and 300,000 of the non-employee options, respectively, were exercisable.

     (B)  WARRANTS

     At September 30, 2002, total warrants outstanding were 710,000. All warrants were exercisable at September 30, 2002.

(8)  RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. A limited partnership, the general partner of which is owned by Mr. Murray, has acquired an option to purchase certain real estate in Southern California on which it intends to construct a golf club. The project is a long-term one, requiring environmental, engineering and other studies, regulatory approvals, other governmental entitlements and substantial additional funding. Loans by us to the limited partnership will bear interest at an annual rate of 12%, and we will have the right to convert our loans into a 50% equity interest in the limited partnership (which percentage interest would be reduced if additional investments by others are made in the limited partnership). Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, as of September 30, 2002, is 64%, and will be reduced proportionally if we exercise our right to convert our loans into equity. At September 30, 2002, $735,584 has been loaned to such project and we have accrued $141,919 of interest due on the loan.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property owner, MJQ Development which is owned by Michael J. Quigley, III, is developing a condominium hotel resort. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors and former president. At September 30, 2002, we have lent $2,034,304 in total to the property owner and we have accrued interest in the amount of $416,355 of interest due on the loan. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will have the right to convert our loan into an equity interest (subject to receiving certain third party approvals), which would entitle us to receive a priority return of our investment and a priority profits interest equal to three times our investment. Repayment of these loans (and receipt of any return if we convert our loans to equity) will be subject to repayment of, first, bank debt of approximately $3.8 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million. If the project is successful, Mr. Murray stands to receive a contingent benefit, which could be substantial, from the owner for his participation in the project, but only after the Company and the owner have received priority returns of their investment and priority shares of profits.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million Turnberry Note. On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement. (See Note 4.)

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating an entertainment casino cruise business from the Port of Palm Beach, Florida. Michael J. Quigley, III was a principal of MJQ Corporation. In October 2002, Francis W. Murray, our Chairman, President and Chief Executive Officer purchased the stock of MJQ Corporation and has been an officer and director of MJQ Corporation. Francis X. Murray, the son of Francis
w. Murray, is President and a director of MJQ Corporation and

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

President of our subsidiary, Palm Beach Princess, Inc., which operates the vessel. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. In addition, as described in Note 5 above, we have entered into an amended Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others to purchase from the Trustee the Ship Mortgage Obligation of MJQ Corporation, having a balance of principal and interest outstanding of approximately $15.7 million as of September 30, 2002 for a purchase price of $13.75 million. Pursuant to the Master Settlement Agreement, MJQ Corporation and its officers and directors (including Francis W. Murray and his son) exchanged mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

     Also, as set forth in Note 5 above, in separate transactions, we entered into agreements to purchase all of the shares of outstanding stock of each of MJQ Corporation and Leo Equity Group, Inc. Mr. Francis W. Murray is as of October 2002, the owner of MJQ Corporation and has been an officer and director of MJQ Corporation and a director of Leo Equity Group, Inc. In consideration of the sale of the MJQ stock to us, we have agreed to assume $1.1 million of indebtedness owing by Michael J. Quigley, III to Francis W. Murray and $2.6 million of indebtedness owing by Michael J. Quigley to Leo Equity Group, Inc. Since Leo Equity Group, Inc. is assigning its right to receive payment of such $2.6 million of indebtedness to us as payment of the success fee charged to Leo Equity Group, Inc. in connection with the Master Settlement Agreement described below, no cash outlay is expected to be made in assuming the indebtedness owing to that entity. Mr. Murray has indicated that he would be willing to defer payment of all or a portion of the assumed indebtedness owing to him. Final terms for satisfaction of such indebtedness have not yet been completed. Closing on the Leo Equity Group, Inc. purchase occurred on October 15, 2002 ( See Note 9-D). The purchase price payable by us for the stock in Leo Equity Group, Inc. is $250,000, payable without interest in 10 monthly installments of $25,000 each. We also agreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 200,000 shares of our common stock, from $4.00 per share to $0.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the Trustee under the Stock Purchase Agreement. The purpose of our contracting for such acquisitions is to enable us to continue the Palm Beach Princess business on a long term basis, subject to our ability to finance the balance of the purchase price for the Ship Mortgage Obligation due to the Trustee.

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

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. The note is due on demand and interest is payable monthly.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     For  additional   information  regarding  related  party  transactions  see
Footnote 15 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2002.

(9)  SUBSEQUENT EVENTS

     (A) The Company did not pay the purchase price for the stock to be purchased by it in July, 2002, under the Stock Purchase Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. The number of shares to be purchased at that time is believed to be 1,785,000 shares, the purchase price of which was $892,500. The Stock Purchase Agreement was amended on October 30, 2002 whereby the Company agreed to buy up to 3,793,146 shares at $.50 per share and the Trustee would accept payment in 12 equal installments beginning December 13, 2002 with interest at 9%. The purchase price per share is to be $.50 per share.

     (B) Under the Purchase and Sale Agreement between the Company's subsidiary, Palm Beach Princess, Inc., and the Brennan Chapter 11 Trustee, a balloon payment of $9.75 million originally was scheduled to be due on July 31, 2002. The Company exercised its right under the Purchase and Sale Agreement to extend the time for payment thereof until October 31, 2002. On October 30, 2002, the Purchase and Sale Agreement was amended to extend the closing date to January 6, 2003. See Note 5. There is a substantial risk that the Company may not be able to borrow the necessary funds in order to make the balloon payment by the extended closing date of January 6, 2003 in which case the Trustee may terminate the Company's bareboat charter of the M/V Palm Beach Princess and the Company may lose its only operating business.

     (C) The Company and MJQ Development, LLC (the entity developing the ocean front property in Ft. Lauderdale) have agreed in principle to a transaction for MJQ Development, LLC to acquire our receivable for the golf course project in Southern California.

     (D) The Company closed on the stock purchase of Leo Equity Group, Inc. On October 15, 2002. (See Notes 5 and 8)

     (E) On October 25, 2002 the Company received a Letter of Interest for a proposed $8 million financing, subject to additional due diligence. Principal and interest of 7% per annum would be due monthly, based on a 5 year amortization, with a balloon payment due 3 years from closing. Additionally the bank would take a security interest (which may be subordinated to up to 3 million in prior liens) in our $10 million note due from the sale of our Garden State Park property. It is the Company's intent to borrow an additional $2 million on this note to satisfy the entire payment of $9.75 million due to the Trustee for the purchase of the Ship Mortgage. There can be no assurances that the proposed loan will be received.

     (F) In October 2002, Francis W. Murray purchased all of the outstanding stock of MJQ Corporation from Michael J. Quigley III. See Notes 3, 5 and 8.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2002

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

Liquidity and Capital Resources

     Cash flow and liquidity during the three month period ended September 30, 2002 included approximately $1.3 million in cash generated by the Palm Beach Princess operations (prior to cash payments of 500,000 used for the payments to the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan). Such cash flow was used, in part, to fund $500,000 of the payments on account of the purchase price of the Ship Mortgage Obligation against the Palm Beach Princess and $250,000 of extension fees to extend the closing under the Purchase and Sale Agreement as described below and to explore other potential business opportunities. We are exploring gaming related business opportunities in various foreign countries and expect to continue to incur expenses for exploring potential business opportunities in the future. As of September 30, 2002, we have made loans of approximately $350,000 in relation to the foreign projects and an additional $90,896 has been funded and expensed in various foreign projects during the three months ended September 30, 2002. We are currently dependent upon operations of the Palm Beach Princess vessel for substantially all of our cash flow. We currently estimate that approximately $200,000 per month is needed from operation of the vessel to cover overhead expenses of International Thoroughbred Breeders, Inc.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2002


          o For the purchase of the Ship Mortgage Obligation, we paid $250,000 per month through July 31, 2002, and an additional $9.75 million balloon payment was due at that time. As permitted by the Master Settlement Agreement we have extended the date for payment of the balloon payment on a month-to-month basis until October 31, 2002 by paying extension fees of $70,000 for the first month, an additional $80,000 for the second month and an additional $100,000 for the third month. On October 30, 2002, the Master Settlement Agreement was amended to provide for a further extension of the due date for the Purchase and Sale Agreement until January 6, 2003 by paying a first installment of $110,000 of a $220,000 extension fee with the balance due on December 1, 2002. If we fail to make the balloon payment by the extended date of January 6, 2003 or otherwise are in default under the Purchase and Sale Agreement for the Ship Mortgage Obligation, and such default is not cured within the applicable grace period, then the Trustee may elect to terminate the bareboat charter under which we operate the vessel M/V Palm Beach Princess, and the Trustee would then retain, as liquidated damages, all of the monthly payments we previously had made but we would have no further liability for payment of the purchase price. Upon such termination, we also would be liable to the Trustee for any amount by which the current liabilities assumed by the Trustee pursuant to the Purchase and Sale Agreement exceed the current assets acquired by the Trustee.

          o We were obligated to purchase approximately 1,785,000 shares of our common stock from the Trustee at $0.50 per share (aggregate purchase price of approximately $892,500), on July 11, 2002. On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until on December 13, 2002 whereby the Company agreed to buy up to 3,793,146 shares at $.50 per share and the Trustee would accept payment in 12 equal installments beginning December 13, 2002 with interest at 9%. The purchase price per share is to be $.50 per share.

     We also are committed to making the tenant improvements to new office space at the Port of Palm Beach. The cost of such improvements is expected to be approximately $600,000. We have received a commitment for financing such cost and expect that funding will be available before November 30, 2002.

     We will need to obtain approximately $10 million in financing in order to make the balloon payment of the purchase price of the Ship Mortgage Obligation due on January 6, 2003. We are seeking financing in order to fully pay such obligation to the Trustee. Failure to obtain such financing may result in the loss of our only operating business and source of working capital.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2002

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

     On October 25, 2002 the Company received a Letter of Interest for a proposed $8 million financing, subject to additional due diligence. Principal and interest of 7% per annum would be due monthly, based on a 5 year amortization, with a balloon payment due 3 years from closing. Additionally the bank would take a security interest (which may be subordinated to up to $3 million in prior liens) in our $10 million note due from the sale of our Garden State Park property. It is the Company's intent to borrow an additional $2 million on this note to satisfy the entire payment of $9.75 million due to the Trustee for the purchase of the Ship Mortgage. However, there can be no assurances that the proposed financing will be received.

     Our working capital as of September 30, 2002 was a negative ($2,302,247) as compared to a negative ($2,200,346) at June 30, 2002. The decrease in working capital during the past three months was primarily caused by the use of cash to make payments of $500,000 on the Ship Mortgage Obligation, pay the extension fees of $250,000 on the purchase and to fund on-going development projects partially offset by the cash provided by operating activities.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2002

  Results of Operations for the Three Months Ended September 30, 2002 and 2001

     Revenue from for the three months ended September 30, 2002 increased $257,493 from $6,161,682 in Fiscal 2002 to $6,419,175 in Fiscal 2003 primarily as a result of revenues generated by the Palm Beach Princess operations. Expenses increased $294,507 from $5,684,554 in the three month period in Fiscal 2002 to $5,979,061 in Fiscal 2003 primarily the result of an increase in financing costs primarily associated with the amended Purchase and Sale Agreement for the Palm Beach Princess operation in the amount of $250,000, an increase in development costs and a decrease in corporate general and administrative expenses primarily the result of the relocation costs during the prior fiscal year.

     Effective April 30, 2001, we chartered the vessel M/V Palm Beach Princess for the purpose of operating an entertainment and casino cruise business out of the Port of Palm Beach, Florida. During the three months ending September 30, 2002, total revenue from the boat activities was $6,308,088 as compared to $5,941,037 for the three months ended September 30, 2001. The increase in revenue of $367,050 during the comparable quarters primarily resulted from an increase in casino gaming revenue primarily the result of an increase in gaming activity partially offset by a decrease in passenger fare revenue primarily the result of a decrease in passenger count during the comparable quarters. Total expenses before income taxes for the comparable periods increased $236,425 from $5,043,299 for the three months ended September 30, 2001 to $5,279,724 for the three months ended September 30, 2002 primarily as a net result of an increase in marketing and promotional costs associated with the increase in the gaming activity, $250,000 in financing fees offset by a decrease in other operating expenses. Net income for the first quarter of operation in Fiscal 2003 was $1,001,364 as compared to $897,739 in the comparable quarter of Fiscal 2002.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During Fiscal 2003, out of the 182 scheduled cruises, none were cancelled as compared to Fiscal 2002 where out of 182 scheduled cruises, 2 were cancelled for weather.

     For the first quarter of Fiscal 2003, our income was $413,114 as compared to income for the comparable period in prior fiscal year of $455,128 or $0.04 per share during each of the comparable quarters.

Inflation

     To date, inflation has not had a material effect on the Company's operations.

Item 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2002

to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of November 14, 2002, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

     There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION


Item 6.

     The Company did not file any reports on Form 8-K with respect to the quarter ended September 30, 2002.

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




November 19, 2002       /s/Francis W. Murray
                        ----------------------------------------------------
                        Francis W. Murray, President, Chief Executive Officer
                        and Chief Financial Officer

               CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

I, Francis W. Murray, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of International Thoroughbred Breeders;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:_______________

                        /s/Francis W.Murray____________
                        Chairman/Chief Executive Officer/Chief Financial Officer

                                                                    Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
-------------------------
Name:  Francis W. Murray
Title:  President and CEO
November 19, 2002

                                                                    Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three months ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
------------------------------
Name: Francis W. Murray
Title: Chief Financial Officer
November 19, 2002