Form 10-Q
period 2002-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2003-02-19
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended                   December 31, 2002
                               -------------------------------------------------
                                                        OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days. Yes   X    No
                                              ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                          Outstanding at February 14, 2003
------------------------------            --------------------------------
Common Stock, $ 2.00 par value                    8,252,133 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                        PAGE
PART I.           FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets
                     as of December 31, 2002 and June 30, 2002..........1-2

              Consolidated Statements of Operations
                     for the Three Months and Six Months ended
                     December 31, 2002 and 2001 ........................3

              Consolidated Statement of Stockholders' Equity
                     for the Six Months ended December 31, 2002.........4

              Consolidated Statements of Cash Flows
                     for the Six Months ended
                     December 31, 2002 and 2001.........................5

              Notes to Financial Statements.............................6-17

     Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations......18-23

     Item 4.  Controls and Procedures...................................24


PART II.          OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..........................25

SIGNATURES        ......................................................26

CERTIFICATIONS..........................................................27-29

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2002 AND JUNE 30, 2002

                                     ASSETS

                                             December 31,
                                                2002         June 30,
                                             (UNAUDITED)       2002
                                            ------------    ------------
CURRENT ASSETS:
     Cash and Cash Equivalents            $   1,216,654   $     796,610
     Accounts Receivable                        253,696          37,682
     Prepaid Expenses                           470,655         190,639
     Spare Parts Inventory                    1,098,849               0
     Other Current Assets                       391,711         391,596
     Net Assets of Discontinued
       Operations - Current                     118,332         123,569
                                            ------------    ------------
     TOTAL CURRENT ASSETS                     3,549,897       1,540,096
                                            ------------    ------------

EQUIPMENT:
     Leasehold Improvements -
       Port of Palm Beach                       256,406               0
       Equipment                                752,540         723,420
                                            ------------    ------------
                                              1,008,946         723,420
     LESS: Accumulated Depreciation
             and Amortization                   182,810         113,061
                                            ------------    ------------

     TOTAL EQUIPMENT, NET                       826,136         610,359
                                            ------------    ------------

OTHER ASSETS:
     Notes Receivable                        33,000,000      33,000,000
     Deposit on Purchase of Palm Beach
       Princess Mortgage                      4,000,000       3,500,000
     Deposits and Other Assets -
       Non-Related Parties                      435,032         374,724
     Deposits and Other Assets -
       Related Parties                        5,989,042       6,903,115
                                            ------------    ------------
     TOTAL OTHER ASSETS                      43,424,074      43,777,839
                                            ------------    ------------


TOTAL ASSETS                              $  47,800,107   $  45,928,294
                                            ============    ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2002 AND JUNE 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                                2002         June 30,
                                                            (UNAUDITED)       2002
                                                           ------------   ------------
CURRENT LIABILITIES:
     Accounts Payable                                     $  1,587,596   $  1,324,351
     Accrued Expenses                                        1,839,109      1,353,811
     Short-Term Debt                                         2,789,006      1,062,280
                                                           ------------   ------------
     TOTAL CURRENT LIABILITIES                               6,215,711      3,740,442
                                                           ------------   ------------

DEFERRED INCOME                                              8,226,540      8,226,540
                                                           ------------   ------------

LONG-TERM DEBT                                                       0              0
                                                           ------------   ------------

COMMITMENTS AND CONTINGENCIES                                  -                -

STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
      Authorized 500,000 Shares, 362,489 and 362,488
      Issued and Outstanding, respectively                  36,248,875     36,248,775
     Common Stock, $2 Par Value,
      Authorized 25,000,000 Shares,
      Issued, 11,480,278 and 11,480,275, respectively and
     Outstanding, 8,252,133 and 11,480,275, respectively    22,960,555     22,960,549
     Capital in Excess of Par                               20,191,984     20,192,090
     (Deficit) (subsequent to June 30, 1993,
     date of quasi-reorganization)                         (44,415,320)   (45,423,435)
                                                           ------------   ------------
                                                            34,986,094     33,977,979
     LESS:
     Treasury Stock, 3,228,145 Shares, at Cost              (1,614,072)             0
     Deferred Compensation, Net                                (14,166)       (16,667)
                                                           ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                             33,357,856     33,961,312
                                                           ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 47,800,107   $ 45,928,294
                                                           ============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


                                                     Three Months Ended                       Six Months Ended
                                                         December 31,                            December 31,
                                            --------------------------------------    --------------------------------------
                                                  2002                 2001                 2002                 2001
                                            -----------------    -----------------    -----------------    -----------------
REVENUE:
     Revenue from Operations              $        6,792,811   $        4,889,025   $       13,112,238   $       10,906,372
     Other Income                                          0               77,277                    0               78,056
     Interest Income                                 114,300               94,057              214,048              238,393
                                            -----------------    -----------------    -----------------    -----------------
                           TOTAL REVENUES          6,907,111            5,060,359           13,326,286           11,222,821
                                            -----------------    -----------------    -----------------    -----------------

EXPENSES:
     Cost of Revenues:
     Operating Expenses                            4,258,222            4,141,188            8,547,563            8,551,270
     Depreciation & Amortization                      49,179               13,251              127,899               24,045
     General & Administrative Expenses -
      Palm Beach Princess                          1,132,525              858,519            1,848,770            1,456,194
     General & Administrative Expenses -
      Parent                                         487,139              540,230              973,994            1,080,620
     Development Costs                                51,211              194,988              142,107              241,603
     Interest and Financing Expenses                 271,834              139,452              588,839              215,935
                                            -----------------    -----------------    -----------------    -----------------
                           TOTAL EXPENSES          6,250,110            5,887,628           12,229,172           11,569,667
                                            -----------------    -----------------    -----------------    -----------------

INCOME (LOSS) BEFORE TAX PROVISION                   657,001             (827,269)           1,097,114             (346,846)
     State Income Tax Expense                         62,000                    0               89,000               22,000
                                            -----------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                         $          595,001   $         (827,269)  $        1,008,114   $         (368,846)
                                            =================    =================    =================    =================

NET BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE                       $             0.06   $            (0.07)  $             0.09   $            (0.03)
                                            =================    =================    ================     =================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             10,527,710           11,480,272           11,164,480           11,480,270
                                            =================    =================    ================     ================

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002


                                                                Preferred                 Common
                                                          ---------------------  ------------------------
                                                          Number of               Number of
                                                           Shares     Amount       Shares       Amount
                                                          ---------  ----------  ------------  ----------
BALANCE - JUNE 30, 2002                                    362,488 $ 36,248,775   11,480,275 $ 22,960,549

   Purchase of Shares for Treasury in
    connection with REB Trustee
   Shares Issued for Fractional Exchanges
    With Respect to the One-for-twenty
    Reverse Stock Split effected on March 13, 1912               1          100            3            6
   Amortization of Deferred Compensation Costs              ---         ---          ---          ---
   Net Income for the Six Months Ended December 31, 2002    ---         ---          ---          ---

                                                          ---------  ----------  ------------  ----------
BALANCE - DECEMBER 31, 2002                                362,489 $ 36,248,875   11,480,278 $ 22,960,555
                                                          =========  ==========  ============  ==========


                                                            Capital                    Treasury     Deferred
                                                           in Excess                     Stock       Compen-
                                                             of Par       (Deficit)     At Cost       sation       Total
                                                           -----------  -------------  -----------  ----------  ------------
BALANCE - JUNE 30, 2002                                  $ 20,192,090  $ (45,423,435) $          0 $  (16,667) $ 33,961,312

   Purchase of Shares for Treasury in
    connection with REB Trustee                                                         (1,614,072)              (1,614,073)
   Shares Issued for Fractional Exchanges
    With Respect to the One-for-twenty
    Reverse Stock Split effected on March 13, 1912               (106)      ---                         ---          ---
   Amortization of Deferred Compensation Costs                ---           ---                         2,501         2,501
   Net Income for the Six Months Ended December 31, 2002      ---          1,008,114                     ---      1,008,115

                                                           -----------  -------------  -----------  ----------  ------------
BALANCE - DECEMBER 31, 2002                              $ 20,191,984  $ (44,415,320) $ (1,614,072 $  (14,166) $ 33,357,856
                                                           ===========  =============  ===========  ==========  ============


See Notes to Consolidated Financial Statements.
                                       4

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                       December 31,
                                                              -----------------------------
                                                                   2002            2001
                                                              -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                       $    1,008,114   $    (368,846)
                                                              -------------    ------------
 Adjustments to reconcile income (loss) to net cash
 provided by operating activities:
      Depreciation and Amortization                                127,899          26,545
      (Gain) on Sale of Fixed Assets                                     0         (77,577)
      Changes in Operating Assets and Liabilities -
       (Increase) Decrease in Accounts Receivable                 (216,015)        549,798
       (Increase) in Other Assets                                   32,893        (291,342)
        Decrease (Increase) in Prepaid Expenses                     27,605        (131,691)
        Increase in Accounts Payable and Accrued Expenses          548,547       1,110,234
                                                              -------------    ------------
     CASH PROVIDED BY OPERATING ACTIVITIES                       1,529,043         817,121
                                                              -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage          (500,000)     (1,000,000)
    Investment in Port Lease                                      (100,000)              0
    Proceeds from Auction of Garden State Park Fixed Assets              0       1,258,476
    Capital Expenditures                                          (303,424)       (313,820)
    Loans made on Development Projects                                   0        (739,894)
    Increase in Other Investment Activity                            4,936          13,551
                                                              -------------    ------------
     CASH (USED IN) INVESTING ACTIVITIES                          (898,488)       (781,687)
                                                              -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments on Short Term Notes                        (210,511)        (76,383)
    Decrease in Balances Due to/From Subsidiaries                     (437)          7,003
                                                              -------------    ------------
     CASH (USED IN) FINANCING ACTIVITIES                          (210,948)        (69,380)
                                                              -------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               419,607         (33,946)
          LESS CASH AND CASH EQUIVALENTS  FROM
            DISCONTINUED OPERATIONS                                    437         (19,007)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD          796,610       1,361,287
                                                              -------------    ------------
     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD         $    1,216,654   $   1,308,334
                                                              =============    ============

     Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:
         Interest                                           $            0   $           0
         Income Taxes                                       $            0   $           0


     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     On November 13, 2002 parts inventory in the amount of $1,103,125 was recorded on the balance sheet as part of a non-cash transaction offset by existing liabilities.
     On Decemberr 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,145 shares of its Common Stock.

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. On January 3, 2003, ITG Vegas, Inc.("ITGV"),our subsidiary operating the Palm Beach Princess and MJQ Corporation ("MJQ"), which owns the Palm Beach Princess vessel, an unrelated affiliate owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition does not cover the parent company, ITB, nor any other of ITB's subsidiaries. The Palm Beach Princess is continuing to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As described in Note 6 below we had previously entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan the promissory note of MJQ Corporation for $13.75 million. We did not have funds necessary to complete that purchase by January 6, 2003, the date required for payment of the balance of such purchase price. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITGV (together with MJQ Corporation) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

     The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     (A) Nature of Operations - ITGV is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior years' amounts have been reclassified to conform with the current years' presentation.

     (D) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense consists of the write off of major vessel repairs and maintenance work normally

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

completed at dry dock in the fall of each year. These expenses are written off during a one year period following the dry dock period. For the six months ended December 31, 2002, the amortized expense was $55,650.

     (E) Net Assets of Discontinued Operations - At December 31, 2002 and June 30, 2002, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations."

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

     (J) Net Income per Common Share - Income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three months ended December 31, 2002 and 2001 the weighted average number of shares outstanding is 10,527,710 and 11,480,272, respectively. For the six months ended December 31, 2002 and 2001 the weighted average number of shares outstanding is 11,164,480 and 11,480,270, respectively. On December 13, 2002, the Company purchased 3,228,145 shares of its Common Stock from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan and have accounted for the transaction on the cost method of accounting for treasury stock. Options and warrants to purchase 4,046,500 of Common Stock at various prices per share, for the three and six months ended December 31, 2002 were not included in the computation of income per share because the exercise price of those options and warrants were above market value. Options and warrants to purchase 4,046,500 of Common Stock at various prices per share, for the three and six months ended December 31, 2001 were not included in the computation of diluted loss per share as their effect would be anti-dilutive.

     (K) Spare Parts Inventory - Spare parts inventory consists of operating supplies, maintenance materials and spare parts. The inventories are carried at cost. Should the Trustee be able to exercise his right to take possession of the vessel, the Company would be required to forfeit the spare parts inventory along with other current assets. It is necessary that these parts be readily available so that the daily cruise operations are not cancelled due to mechanical failures.

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

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Brennan Bankruptcy Trustee (together with one-half of the interest paid by Realen under such note). The remaining $350,000 of the $700,000 note is classified in other current assets on our balance sheet as of December 31, 2002 and June 30, 2002. As part of the settlement of the sculpture litigation, the party who sold us the sculptures, agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described in Note 5(A) below) by the same principal amount, $350,000, given up by us to the Trustee. As of February 19, 2003, Realen had not made the payment in the amount of $700,000 which was due on November 30, 2002.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     The following items are classified as deposits and other assets (See Note 9
     - Related Party Transactions):

                                                                             December 31,    June 30,
                                                                                 2002         2002
                                                                             -----------   -----------
Loans to the Ft Lauderdale Project (OC Realty, LLC)           $   2,034,304 $             $  2,067,363
Loan Transferred from Golf Course Project to OC Realty,LLC          735,584                        -0-
Accounts Receivable from Francis W. Murray                           34,085                        -0-
Loans to Francis W. Murray                                           93,000                        -0-
Loan from Francis W. Murray                                        (275,000)                       -0-
Advances from OC Realty, LLC                                       (111,419)
                                                                -----------
Total Loans to OC Realty, LLC/Francis W. Murray                                2,510,554
Accrued Interest on Loans to the Ft. Lauderdale Project
(OC Realty, LLC)                                                    489,848                    458,711
Accrued Interest Transferred from Golf Course Project to
OC Realty, LLC                                                $     163,299
                                                                -----------
Total Accrued Interest on Loans to OC Realty, LLC                                653,147
Loans including accrued interest to the Golf Course Project                          -0-       911,169
in California
Deposits on Port Lease                                                               -0-        75,000
Advances (from)/to MJQ Corporation                                               (35,468)      521,583
Accounts Receivable from Frank Leo                                                10,060        13,804
Accounts Receivable from Francis W Murray                                            -0-        19,236
Port Lease Rights                                                                250,000           -0-

Assets Assigned from Leo Equity Group, Inc. (See Note 9):

Note Receivable from Michael J Quigley III *                                   2,600,749     2,600,749
Accounts Receivable from MJQ Corp                                                    -0-        21,000
Accounts Receivable from Ft Lauderdale Project                                       -0-         8,000
Loans to Francis W Murray                                                            -0-        93,000
Accounts Receivable from GMO Travel                                                  -0-       113,500
                                                                             -----------   -----------
         Total Deposits and Other Assets                                    $  5,989,042  $  6,903,115
                                                                             ===========   ===========

* The note receivable from Michael J. Quigley III is non-recourse except to his stock in MJQ Corporation which stock is now owned by our CEO, Francis W. Murray, subject to our lien.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                            December 31,   June 30,
                                                2002         2002
                                             ---------    ---------

Loans to South American Gaming Projects  $     349,472 $    349,472
Other Misc. Assets                              85,560       25,252
                                             ---------    ---------
         Total                           $     435,032 $    374,724
                                             =========    =========

(5)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                December 31, 2002           June 30, 2002
                                   Interest   ---------------------    -----------------------
                                    % Per
                                    Annum      Current    Long-Term      Current     Long-Term
                                  ----------  ----------   -------     -----------    ------
International Thoroughbred
Breeders Inc.:
--------------------------
MCJEM, INC. (A)                        15%  $    132,000 $     -0-    $    132,000  $    -0-

Chapter 11 Trustee (the
"Trustee") for the Bankruptcy
Estate of Robert E. Brennan (B)         9%     1,511,036       -0-             -0-       -0-

Michael J. Quigley, III (C)            10%       900,000       -0-         900,000       -0-

First Insurance Funding Corp.(D)     6.95%       168,702       -0-             -0-       -0-

Frank A. Leo (E)                        0%        75,000       -0-             -0-       -0-

Other                              Various         2,268       -0-          30,280       -0-

Garden State Park:
------------------
Service America Corporation (F)         6%       160,000       -0-         160,000       -0-
                                              ----------   -------     -----------    ------
    Totals                                  $  2,949,006 $     -0-    $  1,222,280  $    -0-

Less:
Net Liabilities of Discontinued
  Operations - Current                          (160,000)      -0-        (160,000)      -0-
                                              ----------   -------     -----------    ------
    Totals                                  $  2,789,006 $     -0-    $  1,062,280  $    -0-
                                              ==========   =======     ===========    ======

     (A) Our promissory note payable to MCJEM, INC. represents the balance of the purchase price owing from our purchase of two large bronze sculptures located on the Garden State Park property. This note is due upon collection of our note receivable from Realen in the amount of $350,000. (See Note 2.)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     (B) On December 13, 2002, we issued a twelve month promissory note in the amount of $1,648,403 (the "Stock Purchase Note") bearing interest at 9% to Donald F. Conway, the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert E. Brennan for the purchase of 3,228,146 shares of our common stock held or claimed by the Trustee. The first principal payment of $137,367 was also paid on that date. At December 31, 2002, the principal balance on the note was $1,511,036. The Stock Purchase Note is secured by a security interest in proceeds and payments receivable under the $10 million Realen Note. As of February 14, 2003, we are in default on the note as no further payments have been made to the Trustee on the note. (See Note 6.)

     (C) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The loan is secured by a pledge of the $10 million Realen Note, which is subordinate to the security interest of the Trustee which secures the Stock Purchase Note and by a pledge of the $23 million Turnberry Note.(See Note 6.)

     (D) Our directors and officers liability policy was financed by First Insurance Funding Corp. for a $314,677 one year promissory note at a 6.95% interest rate. At December 31, 2002, the principal balance on the note was $168,702.

     (E) In connection with the purchase of Leo Equity Group, Inc. stock effective October 27, 2002, the Company issued a promissory note in the amount of $250,000. The Company began making monthly payments of $25,000 in July 2002 when the Stock Purchase Agreement was originally signed. (See Note 6.)

     (F) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payment due on December 28, 2002 has not been made as of February 19, 2003.

(6)  COMMITMENTS AND CONTINGENCIES

     See Note 9 for additional commitments and contingencies of the Company and transactions with related parties.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded options to purchase 2,000,000 shares of our Common Stock. On January 4, 2003, we began deferring payments of compensation due to Mr. Murray.

     We are responsible for remediation costs associated with an environmental site on the Freehold Raceway property. We have accrued what we believe to be the total cost of remediation. At December 31, 2002, the remaining balance of such accrual was $130,398 for remediation costs. These accrued costs

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

are expected to be incurred during the next twenty months.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payment due on December 28, 2002 has not been made as of February 19, 2003.

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

     As permitted by the Master Settlement Agreement with the Trustee, we have entered into a bareboat charter with MJQ Corporation, pursuant to which we have chartered the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as a charter hire fee to the vessel's owner, MJQ Corporation. Other parties to the Master Settlement Agreement include MJQ Corporation, Leo Equity Group, Inc. and Francis
W. Murray, our Chairman, who is also a director and officer of MJQ Corporation and a director of Leo Equity Group, Inc. In October 2002, Mr. Murray purchased the stock of MJQ Corporation and effective October 27, 2002 we purchased the stock of Leo Equity Group, Inc. (See Note 9, Related Party Transactions.)

     In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary we entered into a Purchase and Sale Agreement which provides for our purchase from the Trustee of the promissory note of MJQ Corporation, having an outstanding balance of principal and interest of approximately $15.7 million as of June 30, 2002 and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"). The purchase price payable by us for the Ship Mortgage Obligation is $13.75 million. We began making payments on account of such purchase price effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continued under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment was to be due. However, before July 31, 2002, we exercised our right to extend the time for payment of the balance of the purchase price for up to three (3) additional months, to October 31,2002, by paying fees of $70,000 for the first one month extension, an additional $80,000 for the second month extension and an additional $100,000 for the third month extension. On October 30, 2002, the Master Settlement Agreement was amended to provide for a further extension of the due date for payment of the $9.75 million balance under the Purchase and Sale Agreement until January 6, 2003, in consideration of our payment of $220,000 as an extension fee. On January 3, 2003, we did not have the funds to complete the purchase by January 6, 2003 and the Trustee denied our request for a further extension of the January 6, 2003 due date. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITGV, successor by merger to our subsidiary the Palm Beach Princess, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. MJQ Corporation, the entity which ownes the vessel, also filed for relief under Chapter 11 of the Bankruptcy Code. The Trustee is the largest creditor in the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

MJQ/ITGV cases, and is secured by a mortgage against the vessel. Therefore, in order to re-organize under a Chapter 11 plan on a basis under which we would continue to operate the vessel, we will need to pay or provide for payment of a minimum of $9.75 million payable to the Trustee. The Bankruptcy Court has required ITGV to pay interest on said $9.75 million monthly to the trustee at an interest rate of 12% per year.

     The second agreement which we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Purchase Agreement. Under this Agreement, which superseded all prior agreements and understandings between us and the Trustee for the purchase of our common stock held or claimed by the Trustee, we agreed to purchase up to approximately 2,235,000 shares of our common stock at a purchase price of $0.50 per share on July 11, 2002. We desired to purchase these shares in order to preserve our net operating loss carryforwards which otherwise may be lost if the shares are transferred. As collateral security for our payment of the purchase price for these shares, we granted to the Trustee a security interest in all proceeds of (including all payments that might be made in the future under) the $10 million Realen Note, described in Note 2 above. We were unable to pay the purchase price under the Stock Purchase Agreement on July 11, 2002 (which price, at that date, was $892,500 for 1,785,000 shares). On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until December 13, 2002 at which time the Trustee agreed to accept payment of the purchase price for 3,228,145 shares (including additional shares over which the Trustee obtained control) in the form of a twelve month promissory note bearing interest at 9% in the amount of $1,648,402. (See Note 5(B).) Should the Trustee obtain control over an additional 450,000 shares, we are further obligated to purchase those shares at $0.50 per share. A principal payment of $137,367 was made on December 13, 2002. We are currently in default on the two payments of principal and interest that were due to the Trustee through February 13, 2003 in the amount of $296,368.

     Through a subsidiary, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective April 25, 2002. The term of the initial lease is five years at $183,200 per year payable monthly. We are also required to make tenant improvements to the new space in a minimum amount of $333,000, however we estimate that the actual cost to make the improvements will be approximately $600,000. As of February 14, 2003, we have made payments in the amount of $335,288 on such improvements and we will continue payments on the project under the protection of the Bankruptcy Court. We will have the right to a credit of up to the minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

     In other transactions related to our acquisition of the Ship Mortgage Obligation, we entered into an agreement to purchase the outstanding shares of stock in Leo Equity Group, Inc. in order to acquire control of the lease and operating agreement with the Port of Palm Beach District. Leo Equity Group, Inc. owned the agreement with the Port of Palm Beach under which the Palm Beach Princess vessel had been operating, and by our agreement to purchase the stock in Leo Equity Group, Inc., the shareholder of Leo Equity Group, Inc. permitted us to negotiate a new long-term agreement with the Port which would replace Leo Equity Group's agreement with the Port. Effective October 27, 2002, we completed the purchase of the stock of Leo Equity Group, Inc. The purchase price we agreed to pay for the stock in Leo Equity Group, Inc. was $250,000, payable in ten consecutive  monthly  installments  of $25,000  each,  without  interest.  As of
December 31, 2002, the remaining balance on the purchase of the stock was $75,000. As further consideration, we also agreed to reduce the exercise price of the seller's previously granted options to purchase 200,000 shares of our common stock, to $0.50 per share. (See Note 9 below, Related Party Transactions.)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In addition to the commitments described above, we are in the process of negotiating other potential acquisitions of gaming related businesses in foreign countries. While we explore each business opportunity, including performance of due diligence, and pending negotiation of definitive agreements, we have lent approximately $600,000 to persons and entities having rights to certain of these gaming opportunities. If such acquisitions are concluded, the businesses in foreign countries would involve a significant additional investment and would entail substantial risks, including political risks. There can be no assurance that definitive agreements will be concluded or that we would be able to obtain necessary funds to proceed, and there is no assurance that we will be able to recover our loans should we not proceed.


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

     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003. (See Note 10.)

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2002, in assessing the fair value of financial instruments, we have used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since our interest rates approximate current interest rates that would be available to us in the market place.

     Management believes that the carrying amounts of the two long-term notes receivable approximate fair value and will continue to evaluate the fair value of these instruments.

(8)  STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     At December 31, 2002, total employee options outstanding were 3,111,500 and total non-employee options outstanding were 225,000. At December 31, 2001 all of the employee and the non-employee options were exercisable.

     (B)  WARRANTS

     At December 31, 2002, total warrants outstanding were 710,000. All warrants were exercisable at December 31, 2002.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(9)  RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, as of December 26, 2002, was 64%. At December 26, 2002, $735,584 had been loaned to such project and we had accrued $163,299 of interest due on the loan. On December 26, 2002, the limited partnership's indebtedness to us was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis W. Murray and which ownes the second real estate project described below. Such indebtedness is due December 31, 2004 and bears an interest rate of 6%

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property. At December 31, 2002, we had lent $2,034,304 in total to MJQ Development and we have accrued interest in the amount of $489,848 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will have the right to convert our loan into an equity interest (subject to receiving certain third party approvals), which would entitle us to receive a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans (and receipt of any return if we convert our loans to equity) will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The principal balance on the note at December 31, 2002 is $900,000 and we have accrued interest through that date in the amount of $192,247. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million Turnberry Note. On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement. (See Note 5.)

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Francis X. Murray, the son of Francis W. Murray, is President and a director of MJQ Corporation and President of our subsidiary, ITG Vages, Inc., which operates the vessel. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. In addition, as described in Note 6 above, we have entered into an amended Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others to purchase from the Trustee the Ship Mortgage Obligation of MJQ Corporation, having a balance of principal and interest outstanding of approximately $15.7 million as of December 31, 2002 for a purchase price of $13.75 million. Pursuant to the Master Settlement Agreement, MJQ Corporation and its officers and directors (including Francis W. Murray) exchanged mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

     Also, as set forth in Note 6 above, we entered into an agreement to purchase all of the shares of outstanding stock of Leo Equity Group, Inc. Mr. Francis W. Murray has been a director of Leo Equity Group, Inc. Closing on the Leo Equity Group, Inc. stock purchase occurred effective October 27, 2002. The purchase price payable by us for the stock in Leo Equity Group, Inc. is $250,000, payable without interest in 10 monthly installments of $25,000 each. As of December 31, 2002, the remaining balance on the purchase of the stock was $75,000. We also agreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 200,000 shares of our common stock, from $4.00 per share to $0.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the Trustee under the Stock Purchase Agreement. The purpose of such acquisition was to enable us to obtain the lease and operating agreement with the Port of Palm Beach District which had been owned by Leo Equity Group, Inc.

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan included a final settlement by the Trustee with numerous parties. Among those parties were Frank A. Leo, Leo Equity Group, Inc., Michael J. Quigley III and MJQ Corporation. During the quarter ended March 31, 2002 we charged Leo Equity Group $3,000,000 and MJQ Corporation $1,000,000 for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Trustee. Leo Equity Group, Inc. has assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, in payment of this obligation. That $2.6 million debt from Mr. Quigley is a non-recourse obligation which is payable solely from pledged shares of stock in MJQ Corporation. Mr. Murray purchased the MJQ Corporation stock subject to our lein securing payment of that debt. We have deferred all income from these transactions until such time as payment is received.

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. The note is due on demand and interest is payable monthly.

     On November 13, 2002, the Company and MJQ Corporation signed an agreement and bill of sale which transferred maintenance materials and spare parts inventory previously maintained by MJQ Corporation to Palm Beach Princess, Inc. The value of the parts inventory sold and assigned is $1,103,125. Payment for the inventory was made by way of offsets on amounts previously due to Palm Beach Princess, Inc. by MJQ Corporation.

     For  additional   information  regarding  related  party  transactions  see
Footnote 15 in the consolidated

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2002.

(10) SUBSEQUENT EVENTS

     (A) On January 3, 2003, ITG Vegas, Inc.("ITGV"),our subsidiary operating the Palm Beach Princess and MJQ Corporation ("MJQ"), the entity owned by Francis
W. Murray which owns the vessel, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038 (BKC-PGH), January 3, 2003. The petition does not cover the parent company, ITB, nor any other of ITB's subsidiaries. The Palm Beach Princess is continuing to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     (B) In February 2003, we borrowed $58,750 from two corporate officers. The loans are due on demand. These funds were used for working capital requirements of the parent company.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2002


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in our most recent Annual Report on Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

          o debtor in possession operation of the Palm Beach Princess vessel and ability to successfully develop a Chapter 11 plan of re-organization ;
          o termination of the bareboat charter under which we operate our gaming business;
          o general economic and business conditions affecting the tourism business in Florida;
          o    competition;
          o    execution of our new business strategy;
          o    changes in laws regulating the gaming industry;
          o fluctuations in quarterly operating results as a result of seasonal and weather considerations; and
          o events directly or indirectly relating to our business causing our stock price to be volatile.

Liquidity and Capital Resources

     Cash flow and liquidity during the six month period ended December 31, 2002 included approximately $2.4 million in cash generated by the Palm Beach Princess operations. Such cash flow was used, in part, to fund $500,000 of the payments on account of the purchase price of the Ship Mortgage Obligation against the Palm Beach Princess and $470,000 of fees to extend the closing under the Purchase and Sale Agreement as described below, and also to explore other potential business opportunities. We are exploring gaming related business opportunities in various foreign countries and expect to continue to incur expenses for exploring potential business opportunities in the future. As of December 31, 2002, we have made loans of approximately $350,000 in relation to the foreign projects and an additional $142,107 has been funded and expensed in various foreign projects during the six months ended December 31, 2002. Until January 3, 2003, all of our cash flow during the current fiscal year had come from the Palm Beach Princess vessel.

     On January 3, 2003, our only source of cash from operations was cut off when ITG Vegas, Inc.("ITGV"),our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), an unrelated affiliate owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2002


the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition does not cover the parent company, ITB, nor any other of ITB's subsidiaries. We have used all the available funds that we had prior to the bankruptcy filing to pay some of our expenses and need to find immediate financing in order to pay remaining existing liabilities as well as future expenses. The Palm Beach Princess will continue to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     Under our bareboat charter of the vessel, ITG Vegas, Inc. is obligated to pay $50,000 per month as the charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we negotiated and on February 20, 2002 entered into a Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Trustee"), MJQ Corporation and others. Pursuant to the Master Settlement Agreement we have incurred the following financial commitments:

          o For the purchase of the Ship Mortgage Obligation, we paid $250,000 per month through July 31, 2002, and an additional $9.75 million balloon payment was due at that time. As permitted by the Master Settlement Agreement we extended the date for payment of the balloon payment on a month-to-month basis until October 31, 2002 by paying extension fees of $70,000 for the first month, an additional $80,000 for the second month and an additional $100,000 for the third month. On October 30, 2002, the Master Settlement Agreement was amended to provide for a further extension of the due date for the Purchase and Sale Agreement until January 6, 2003 by paying $220,000 in extension fees. We did not have the necessary funds to complete the purchase by January 6, 2003. Therefore, on January 3, 2003, in order to protect our invested deposits and our operation of the vessel, ITGV filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, our subsidiary, Palm Beach Princess, Inc. which operated the vessel, was merged into ITGV. MJQ Corporation also filed for relief under Chapter 11 of the Bankruptcy Code. The Trustee is the largest creditor in the MJQ Corp./ITGV cases, and is secured by a mortgage against the vessel. Therefore, in order to re-organize under a Chapter 11 plan on a basis under which we would continue to operate the vessel, we will need to pay or provide for payment of a minimum of $9.75 million payable to the Trustee. The Bankruptcy Court has required ITGV to pay interest on said $9.75 million monthly to the trustee at an interest rate of 12% per year.

          o We were obligated to purchase approximately 1,785,000 shares of our common stock from the Trustee at $0.50 per share (aggregate purchase price of approximately $892,500), on July 11, 2002 and we were unable to make such payment. On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until December 13, 2002, at which time the Trustee agreed to accept payment of the purchase price for 3,228,145 shares (including additional shares over which the Trustee has obtained control) in the form of a twelve month promissory note in the amount of $1,648,402 bearing interest at 9% per year. Should the Trustee obtain control over an additional 450,000 shares, we are further obligated to purchase those shares at $0.50 per share. A principal payment of $137,367 was made on December 13, 2002. We are currently in default on the two payments of principal and interest that were due to the Trustee under such note through February 13, 2003 in the amount of $296,368.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2002



     ITGV is committed to making the tenant improvements to new office space at the Port of Palm Beach. Total costs of such improvements are expected to be approximately $600,000. As of February 19, 2003, ITGV had expended $335,288 for such improvements.

     ITGV's cash flow from operations of the vessel is seasonal. The period July 1st to December 31st is a seasonably slow period for the vessel operation. The period from January 1st to June 30th has been a period of increased activity and profits for the vessel. Certain of ITGV's operating costs, including the charter fee payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover such expenses.

     Unless and until ITGV successfully emerges from its Chapter 11 case, our possible sources of cash include the two promissory notes we received when we sold our Garden State Park real property in November, 2000 and our Las Vegas real property in May, 2000. One such Note is in the face amount of $10 million, issued by Realen-Turnberry/Cherry Hill, LLC, the purchaser of the Cherry Hill property (the "$10 Million Note"), and the other promissory note is in the face amount of $23 million, issued by Turnberry/Las Vegas Boulevard, LLC, purchaser of our Las Vegas real property (the "$23 Million Note"). Under both Notes, interest and principal payments will be dependent upon, and payable solely out of, the obligor's net cash flow available for distribution to its equity owners. After the obligor's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash in the case of the $10 Million Note, and the next $23 million of distributable cash in the case of the $23 Million Note, will be paid to us, and following our receipt of the face amount of the Note we will receive 33 1/3% of all distributable cash of the obligor until maturity of the Note. The probable timing and amounts of payments under these Notes cannot be predicted. We are attempting to borrow on these Notes for additional working capital but such borrowing is expected to be difficult to obtain as long as the timing and amounts of payments under the Notes remain unpredictable.

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

     Our working capital as of December 31, 2002 was a negative ($2,665,814) as compared to a negative ($2,200,346) at June 30, 2002. The decrease in working capital during the past six months was primarily caused by the use of cash to make payments of $500,000 on the Ship Mortgage Obligation, pay the extension fees of $470,000 on the purchase and to fund on-going development projects partially offset by the cash provided by operating activities. Other transactions affecting working capital that did not require the use of cash was the purchase of the spare parts inventory in the amount of $1,103,125 and the assumption of additional debt primarily from the Trustee in the amount of $1,648,403.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2002


Results of Operations for the Three Months Ended December 31, 2002 and 2001

     Revenue for the three months ended December 31, 2002 increased $1,846,752 from $5,060,359 in Fiscal 2002 to $6,907,111 in Fiscal 2003 primarily as a result of increased revenues generated by the Palm Beach Princess operations during the comparable quarters. Expenses increased $362,482 from $5,887,628 in the three month period in Fiscal 2002 to $6,250,110 in Fiscal 2003 primarily the result of an increase in Palm Beach Princess operating costs during the comparable quarters and financing costs incurred during the second quarter of Fiscal 2003 primarily associated with the amended Purchase and Sale Agreement for the Palm Beach Princess operation in the amount of $220,000, partially offset by a decrease in development costs and a decrease in corporate general and administrative expenses during the comparable quarters primarily the result of the relocation costs during the prior fiscal year.

     During the three months ended December 31, 2002, total revenue from vessel operations was $6,772,189 as compared to $4,957,317 for the three months ended December 31, 2001. The increase in revenue of $1,814,872 during the comparable quarters primarily resulted from an increase in casino gaming and on board revenue primarily the result of an increase in the passenger count and the number of cruises during the comparable periods partially offset by a decrease in fare revenues primarily associated with competitive pricing related to the ship competing with another gaming vessel for the full quarter of operation in Fiscal 2003 as compared to only 20 days in Fiscal 2002. Total expenses before income taxes for the comparable periods increased $665,029 from $4,910,624 for the three months ended December 31, 2001 to $5,575,653 for the three months ended December 31, 2002 primarily as a result of an increase in the number of passengers and the number of cruises which increased operating costs, increases in sales and marketing expenses associated with competition, a $231,000 increase in accrued employee bonus compensation costs related to our full calendar year of operation and $220,000 in financing fees offset by a decrease in other operating expenses. Income before income tax expense for the second quarter of operation in Fiscal 2003 was $1,196,536 as compared to $46,693 in the comparable quarter of Fiscal 2002.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the second quarter of Fiscal 2003, out of the 177 scheduled cruises, none were cancelled as compared to Fiscal 2002 where out of 168 scheduled cruises, 13 were cancelled for weather or mechanical difficulties.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2002


     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three month periods ended December 31, 2002 and 2001:

                                                  Three Months Ended
                                                     December 31,
                                        -------------------------------------
         Description                        2002          2001       Change
-------------------------------------   -----------   -----------   ---------
Passenger Count                              53,147        45,613       7,534
Number of Cruises                               177           155          22
Revenue:

    Fare                               $    570,538  $    574,542  $   (4,004)
    On Board                                398,680       347,374      51,306
    Casino                                5,802,971     4,035,401   1,767,570
                                        -----------   -----------   ---------
    Total Revenue                         6,772,189     4,957,317   1,814,872
                                        -----------   -----------   ---------
Expenses:
    Casino Operating Expenses             1,859,085     1,587,544     271,541
    Hotel and Gift Shop Expenses            201,787       217,660     (15,873)
    Sales, Marketing and Advertising        790,594       669,424     121,170
    Maritime and Legal Expenses           1,362,763     1,478,489    (115,726)
    Administrative and Finance            1,361,424       957,507     403,917
                                        -----------   -----------   ---------
    Total Expenses                        5,575,653     4,910,624     665,029
                                        -----------   -----------   ---------
      Income Before Income Tax Expense $  1,196,536  $     46,693  $1,149,843
                                        ===========   ===========   =========

     For the second quarter of Fiscal 2003, our net income was $595,001 or $0.06 per share as compared to a loss for the comparable period in prior fiscal year of ($827,269) or ($0.07) per share.

Results of Operations for the Six Months Ended December 31, 2002 and 2001

     Revenue for the six months ended December 31, 2002 increased $2,103,465 from $11,222,821 in Fiscal 2002 to $13,326,286 in Fiscal 2003 primarily as a result of increased revenues generated by the Palm Beach Princess operations during the comparable periods. Expenses increased $659,505 from $11,569,667 in the six month period in Fiscal 2002 to $12,229,172 in Fiscal 2003 primarily the result of an increase in Palm Beach Princess operating costs during the comparable quarters and financing costs incurred during the second quarter of Fiscal 2003 primarily associated with the amended Purchase and Sale Agreement for the Palm Beach Princess operation in the amount of $470,000, partially offset by a decrease in development costs and a decrease in corporate general and administrative expenses during the comparable quarters primarily the result of relocation costs incurred during the prior fiscal year.

     During the first half of Fiscal 2003, total revenue from vessel operations was $13,080,278 as compared to $10,898,355 for the first half of Fiscal 2002. The increase in revenue of $2,181,922 during the comparable periods primarily resulted from an increase in casino gaming and on board revenue primarily the result of an increase in the passenger count and the number of cruises during the comparable periods partially offset by a decrease in fare revenues primarily associated with the competitive pricing discussed above. Total expenses before income taxes for the comparable periods increased $840,381 from $10,014,997 for the six months ended December 31, 2001 to $10,885,377 for the six months ended

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2002


December 31, 2002 primarily as a result of an increase in the number of passengers and the number of cruises which increased operating costs, increases in sales and marketing expenses associated with competition, the accrued employee bonus compensation costs discussed above and $470,000 in financing fees offset by a decrease in other operating expenses. Income before taxes from operation of the vessel for the six months ended December 31, 2002 was $2,224,901 as compared to $883,359 for the six months ended December 31, 2001. Out of the 356 scheduled cruises during the first half of Fiscal 2003, none were cancelled for weather or mechanical difficulties as compared to Fiscal 2002 where out of 355 scheduled cruises, 17 cruises were cancelled for weather or mechanical difficulties.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the six month periods ended December 31, 2002 and 2001:

                                                   Six Months Ended
                                                      December 31,
                                          -------------------------------------
           Description                      2002          2001         Change
-------------------------------------   ------------   -----------   ----------
Passenger Count                              113,532       102,778       10,754
Number of Cruises                                356           330           26
Revenue:

    Fare                               $   1,228,687  $  1,305,344  $   (76,657)
    On Board                                 852,884       792,912       59,972
    Casino                                10,998,707     8,800,100    2,198,607
                                        ------------   -----------   ----------
    Total Revenue                         13,080,278    10,898,355    2,181,922
                                        ------------   -----------   ----------
Expenses:
    Casino Operating Expenses              3,803,778     3,424,170      379,609
    Hotel and Gift Shop Expenses             397,008       450,729      (53,721)
    Sales, Marketing and Advertising       1,510,782     1,398,839      111,943
    Maritime and Legal Expenses            2,780,687     2,968,095     (187,408)
    Administrative and Finance             2,363,122     1,773,164      589,958
                                        ------------   -----------   ----------
    Total Expenses                        10,885,377    10,014,997      840,381
                                        ------------   -----------   ----------
    Income Before Income Tax Expense   $   2,224,901  $    883,359  $ 1,341,541
                                        ============   ===========   ==========

     During the first half of Fiscal 2003, our income was $1,008,114 or $.09 per share as compared to a loss for the comparable period in Fiscal 2002 of ($368,846) or ($0.03) per share. The change of $1,376,960 was primarily the result of the increase in net income from operation of the vessel.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2002


Item 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of February 18, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     The Company did not file any reports on Form 8-K with respect to the quarter ended December 31, 2002.

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





                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.



February 19, 2003   /s/Francis W. Murray
                    -----------------------------------------------------
                    Francis W. Murray, President, Chief Executive Officer
                    and Chief Financial Officer

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

Date: February 19, 2003

                        /s/Francis W. Murray____________
                        Chairman/Chief Executive Officer/Chief Financial Officer

                                                                   Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three and six months ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
     ------------------------
     Name:  Francis W. Murray
     Title: President and CEO
     February 19, 2003

                                                                   Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three and six months ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
     ------------------------------
     Name: Francis W. Murray
     Title: Chief Financial Officer
     February 19, 2003