Form 10-Q
period 2003-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2003-05-20
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2003
                               -------------------------------------------------
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
Yes  X      No
   -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


             Class                       Outstanding at May 16, 2003
-------------------------------      ------------------------------------
Common Stock, $ 2.00 par value                  8,252,133 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                      PAGE
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Consolidated Balance Sheets
                   as of March 31, 2003 and June 30, 2002..............1-2

            Consolidated Statements of Operations
                   for the Three Months and Nine Months ended
                   March 31, 2003 and 2002 ............................3

            Consolidated Statement of Stockholders' Equity
                   for the Nine Months ended March 31, 2003............4

            Consolidated Statements of Cash Flows
                   for the Nine Months ended
                   March 31, 2003 and 2002.............................5

            Notes to Financial Statements..............................6-17

   Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......18-23

   Item 4.  Controls and Procedures....................................24


PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...........................25

SIGNATURES.............................................................26

CERTIFICATIONS.........................................................27-29

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2003 AND JUNE 30, 2002

                                     ASSETS

                                                  March 31,
                                                    2003          June 30,
                                                 (UNAUDITED)        2002
                                                ------------   ------------
CURRENT ASSETS:
     Cash and Cash Equivalents                  $  3,637,917   $    796,610
     Accounts Receivable                             263,959         37,682
     Prepaid Expenses                                706,431        190,639
     Spare Parts Inventory                         1,076,211              0
     Other Current Assets                            684,451        391,596
     Net Assets of Discontinued
       Operations - Current                          115,152        123,569
                                                 ------------   ------------
     TOTAL CURRENT ASSETS                          6,484,121      1,540,096
                                                 ------------   ------------


EQUIPMENT:
     Leasehold Improvements -
       Port of Palm Beach                            719,488              0
     Equipment                                       871,216        723,420
                                                 ------------   ------------
                                                   1,590,704        723,420
     LESS: Accumulated Depreciation
              and Amortization                       217,802        113,061
                                                 ------------   ------------

     TOTAL EQUIPMENT, NET                          1,372,902        610,359
                                                 ------------   ------------



OTHER ASSETS:
     Notes Receivable                             33,000,000     33,000,000
     Deposit on Purchase of Palm Beach
       Princess Mortgage                           4,000,000      3,500,000
     Deposits and Other Assets -
       Non-Related Parties                            85,560        374,724
     Deposits and Other Assets -
       Related Parties                             5,932,760      6,903,115
                                                 ------------   ------------
     TOTAL OTHER ASSETS                           43,018,320     43,777,839
                                                 ------------   ------------


TOTAL ASSETS                                    $ 50,875,343   $ 45,928,294
                                                 ============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2003 AND JUNE 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,
                                                    2003          June 30,
                                                (UNAUDITED)        2002
                                                ------------   ------------
CURRENT LIABILITIES:
     Accounts Payable                           $  2,268,176   $  1,324,351
     Accrued Expenses                              2,036,579      1,353,811
     Short-Term Debt                               2,900,550      1,062,280
     Short-Term Debt - Related Parties               207,560              0
                                                 ------------   ------------
     TOTAL CURRENT LIABILITIES                     7,412,865      3,740,442
                                                 ------------   ------------


DEFERRED INCOME                                    8,226,540      8,226,540
                                                 ------------   ------------

COMMITMENTS AND CONTINGENCIES                          -              -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
       Authorized 500,000 Shares, 362,489 and
       362,488 Issued and Outstanding,
       respectively                               36,248,875     36,248,775
     Common Stock, $2 Par Value, Authorized
       25,000,000 Shares, Issued, 11,480,278
       and 11,480,275, respectively and
       Outstanding, 8,252,133 and
       11,480,275, respectively                   22,960,555     22,960,549
     Capital in Excess of Par                     20,191,984     20,192,090
     (Deficit)(subsequent to June 30, 1993,
       date of quasi-reorganization)             (42,538,488)   (45,423,435)
                                                 ------------   ------------
                                                  36,862,926     33,977,979
     LESS:
     Treasury Stock, 3,228,145 Shares, at Cost    (1,614,072)             0
     Deferred Compensation, Net                      (12,916)       (16,667)
                                                 ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                   35,235,938     33,961,312
                                                 ------------   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 50,875,343   $ 45,928,294
                                                 ============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



                                                   Three Months Ended              Nine Months Ended
                                                        March 31,                      March 31,
                                               --------------------------    ----------------------------
                                                   2003           2002           2003            2002
                                               ------------   -----------    ------------   -------------
REVENUE:
     Revenue from Operations                 $   8,850,009   $ 7,941,213   $  21,962,247   $  18,847,585
     Other Income                                        0             0               0          70,056
     Interest Income                                40,391       108,803         254,439         347,196
                                               ------------   -----------    ------------   -------------
                           TOTAL REVENUES        8,890,400     8,050,016      22,216,686      19,264,837
                                               ------------   -----------    ------------   -------------

EXPENSES:
     Cost of Revenues:
       Operating Expenses                        4,904,627     4,601,560      13,471,516      13,077,840
       Depreciation & Amortization                  34,991        53,921         164,140          77,966
     General & Administrative Expenses -
       Palm Beach Princess                         800,679       587,008       2,648,848       2,043,202
     General & Administrative Expenses -
       Parent                                      309,809       578,461       1,265,466       1,726,071
     ITG Vegas Bankruptcy Costs                    300,130             0         300,130               0
     Development Costs                             153,507       260,352         295,614         501,955
     Interest and Financing Expenses               387,186        35,798         976,025         251,733
                                               ------------   -----------    ------------   -------------
                           TOTAL EXPENSES        6,890,929     6,117,100      19,121,739      17,678,767
                                               ------------   -----------    ------------   -------------

INCOME BEFORE TAX PROVISION                      1,999,471     1,932,916       3,094,947       1,586,070
     State Income Tax Expense                      121,000        80,000         210,000         102,000
                                               ------------   -----------    ------------   -------------

NET INCOME                                   $   1,878,471   $ 1,852,916   $   2,884,947   $   1,484,070
                                               ============   ===========    ============   =============


NET BASIC AND DILUTED INCOME
   PER COMMON SHARE                          $        0.23   $      0.16   $        0.28   $        0.13
                                               ============   ===========    ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                            8,252,133    11,480,273      10,207,869      11,480,271
                                               ============   ===========    ============   ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003


                                                                    Preferred                                Common
                                                        --------------------------------     ---------------------------------
                                                          Number of                            Number of
                                                           Shares            Amount             Shares             Amount
                                                        --------------    --------------     ---------------   ---------------
BALANCE - JUNE 30, 2002                                        362,488   $    36,248,775          11,480,275  $     22,960,549

   Purchase of Shares for Treasury in connection
     with REB Trustee
   Shares Issued for Fractional Exchanges With
     Respect to the One-for-twenty Reverse Stock
     Split effected on March 13, 1992                                1               100                   3                 6
   Amortization of Deferred Compensation Costs               ---                ---                 ---               ---
   Net Income for the Nine Months Ended March 31, 2003       ---                ---                 ---               ---

                                                        --------------    ---------------    ---------------   ---------------
BALANCE - MARCH 31, 2003                                       362,489   $    36,248,875          11,480,278  $     22,960,555
                                                        ==============    ===============    ===============   ===============

                                                           Capital                        Treasury      Deferred
                                                          in Excess                         Stock        Compen-
                                                           of Par       (Deficit)          At Cost       sation         Total
                                                        -----------    -------------    ------------  -----------   -------------
BALANCE - JUNE 30, 2002                                $ 20,192,090   $ (45,423,435)   $          0  $   (16,667)  $   33,961,312

   Purchase of Shares for Treasury in connection
     with REB Trustee                                                                    (1,614,072)                   (1,614,073)
   Shares Issued for Fractional Exchanges With
     Respect to the One-for-twenty Reverse Stock
     Split effected on March 13, 1992                          (106)        ---                            ---            ---
   Amortization of Deferred Compensation Costs               ---            ---                            3,751            3,751
   Net Income for the Nine Months Ended March 31, 2003       ---          2,884,947                        ---          2,884,947

                                                        -----------    -------------    -----------   ----------    -------------
BALANCE - MARCH 31, 2003                               $ 20,191,984   $ (42,538,488)   $ (1,614,072) $   (12,916)  $   35,235,938
                                                        ===========    =============    ===========   ==========    =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                                      Nine Months Ended
                                                                           March 31,
                                                                ---------------------------
                                                                     2003          2002
                                                                -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                         $    2,884,947   $ 1,484,070
                                                                -------------   -----------
Adjustments to reconcile income to net cash provided
 by operating activities:
  Depreciation and Amortization                                      164,140        81,716
  (Gain) on Sale of Fixed Assets                                           0       (77,577)
  Changes in Operating Assets and Liabilities -
   (Increase) Decrease in Accounts Receivable                       (226,278)      213,866
   Decrease (Increase) in Other Assets                                29,783      (291,061)
   (Increase) Decrease in Prepaid Expenses                          (515,792)       91,983
   Increase in Accounts Payable and Accrued Expenses               1,909,029       762,104
                                                                -------------   -----------
    CASH PROVIDED BY OPERATING ACTIVITIES                          4,245,829     2,265,101
                                                                -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage            (500,000)   (2,250,000)
    Deposits on Purchase of Additional Vessel                       (300,000)            0
    Investment in Port Lease                                        (250,000)            0
    Proceeds from Auction of Garden State Park Fixed Assets                0     1,334,042
    Capital Expenditures                                            (885,185)     (403,602)
    Loans made on Development Projects                                     0    (1,508,528)
    Decrease in Other Investment Activity                            262,129             0
                                                                -------------   -----------
     CASH USED IN INVESTING ACTIVITIES                            (1,673,056)   (2,828,088)
                                                                -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Related Party Loans                                207,346             0
    Proceeds from Bank Financing                                     200,000             0
    Principal Payments on Short Term Notes                          (140,029)     (177,766)
    Decrease in Balances Due to/From Subsidiaries                         (0)      804,565
                                                                -------------   -----------
    CASH PROVIDED BY FINANCING ACTIVITIES                            267,317       626,799
                                                                -------------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          2,840,090        63,812
     LESS CASH AND CASH EQUIVALENTS  FROM
      DISCONTINUED OPERATIONS                                          1,217       (18,875)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD             796,610     1,361,287
                                                                -------------   -----------

    CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $     3,637,917  $ 1,406,224
                                                                =============   ===========

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
    Interest                                                  $      282,082   $         0
    Income Taxes                                              $        3,448   $         0



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

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared assuming International Thoroughbred Breeders, Inc. and subsidiaries (collectively, the "Company") will continue as a going concern. On January 3, 2003, ITG Vegas, Inc.("ITGV"), our subsidiary operating the Palm Beach Princess and MJQ Corporation ("MJQ"), which owns the Palm Beach Princess vessel, an unrelated affiliate owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition does not cover the parent company, ITB, nor any other of ITB's subsidiaries. The Palm Beach Princess is continuing to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As described in Note 6 below we had previously entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Trustee") the promissory note of MJQ Corporation for $13.75 million. We did not have funds necessary to complete that purchase by January 6, 2003, the date required for payment of the balance of such purchase price. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITGV (together with MJQ Corporation) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. ITGV and MJQ are in the process of preparing a reorganization plan (the "Plan"). The Bankruptcy Court has granted an extension of the May 5, 2003 date, at which our exclusive right to file a plan of reorganization would have expired, to June 2, 2003. Our future is dependant, among other things, on the timely filing of the Plan, approval of the Plan by a majority of the ITGV and MJQ creditors and implementation and performance by us of an approved Plan which would enable us to exit the Chapter 11 proceedings. At this time it is not possible to predict the outcome of the Plan or the effect it will have on our reorganization.

     The financial statements do not include any adjustments that might result from the outcome of the above uncertainties associated with a plan of reorganization.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (D) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense consists of the write off of major vessel repairs and maintenance work normally completed at dry dock in the fall of each year. These expenses are written off during a one year period following the dry dock period. For the nine months ended March 31, 2003, the amortized expense was $55,650.

     (E) Net Assets of Discontinued Operations - At March 31, 2003 and June 30, 2002, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations."

     (F) Revenue Recognition - The Company recognized the revenues associated with the casino operation on the Palm Beach Princess as they were earned.

     (G) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2003, funds classified as cash and cash equivalents, which are primarily those of the Palm Beach Princess operations under debtor-in-possession, are only available under bankruptcy court approval guidelines.

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

     (J) Net Income per Common Share - Income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2003 and 2002 the weighted average number of shares outstanding is 8,252,133 and 11,480,273, respectively. For the nine months ended March 31, 2003 and 2002 the weighted average number of shares outstanding is 10,207,869 and 11,480,271, respectively. On December 13, 2002, the Company purchased 3,228,145 shares of its Common Stock from the Trustee and have accounted for the transaction on the cost method of accounting for treasury stock. Options and warrants to purchase 4,046,500 of Common Stock at various prices per share, for the three and nine months ended March 31, 2003 and 2002 were not included in the computation of income per share because the exercise price of those options and warrants were above market value.

     (K) Spare Parts Inventory - Spare parts inventory consists of operating supplies, maintenance materials and spare parts. The inventories are carried at cost. Should the Trustee be able to exercise his right to take possession of the vessel, the Company may be required to forfeit the spare parts inventory if the book value of the assumed liabilities exceeds the current assets at the time of his possession. It is necessary that these parts be readily available so that the daily cruise operations are not cancelled due to mechanical failures.

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

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Trustee") claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Trustee (together with one-half of the interest paid by Realen under such note). The remaining $350,000 of the $700,000 note is classified in other current assets on our balance sheet as of March 31, 2003 and June 30, 2002. As part of the settlement of the sculpture litigation, the party who sold us the sculptures agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described in Note 5(A) below) by the same principal amount, $350,000, given up by us to the Trustee. As of May 15, 2003, Realen had not made the payment in the amount of $700,000 which was due on November 30, 2002. On January 30, 2003, the Trustee instituted litigation against Realen and the Company demanding payment of the first $350,000. Realen, in its answer an counter-claim in such case, has claimed that the Company defrauded it by misrepresenting the value of the sculptures.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     The following items are classified as deposits and other assets (See Note 9
     - Related Party Transactions):

                                                                                   March 31,           June 30,
                                                                                     2003                2002
                                                                                --------------       ------------
Loans to the Ft Lauderdale Project (OC Realty, LLC)                  $ 2,034,304  $                 $ 2,067,363

Loan Transferred from Golf Course Project to OC Realty, LLC              735,584                            -0-

Note Receivable from Francis W. Murray *                               2,600,749                            -0-

Accounts Receivable from Francis W. Murray                                35,099                         19,236

Loans to Francis W. Murray                                                93,000                            -0-

Loan from Francis W. Murray                                             (250,000)                           -0-

Accrued Wages due and Advances from Francis W. Murray                   (282,432)                           -0-

Advances from MJQ Corporation (FWM ownership)                           (157,704)                           -0-

Advances to OC Realty, LLC                                                76,848                            -0-
                                                                      -----------
Net Receivable from OC Realty, LLC/Francis W. Murray                                4,885,448

Accrued Interest on Loans to the Ft. Lauderdale Project (OC
Realty, LLC)                                                             537,415                        458,711

Accrued Interest Transferred from Golf Course Project to OC
Realty, LLC                                                          $   155,945
                                                                      -----------
Total Accrued Interest on Loans to OC Realty, LLC                                     693,360

Loans including accrued interest to the Golf Course Project in                            -0-           911,169
California

Advances to MJQ Corporation (MJQ ownership)                                               -0-           521,583

Accounts Receivable from Frank Leo                                                    103,952            13,804

Port Lease Rights                                                                     250,000            75,000

Assets Assigned from Leo Equity Group, Inc. (See Note 9):

Note Receivable from Michael J Quigley III*                                               -0-         2,600,749

Accounts Receivable from MJQ Corp                                                         -0-            21,000

Accounts Receivable from Ft Lauderdale Project                                            -0-             8,000

Loans to Francis W Murray                                                                 -0-            93,000

Accounts Receivable from GMO Travel                                                       -0-           113,500
                                                                                   -----------       ----------

                                    Total Deposits and Other Assets               $ 5,932,760       $ 6,903,115
                                                                                   ===========       ==========


* The note receivable from Francis W. Murray is non-recourse except to his stock in MJQ Corporation which stock was previously owned Michael J. Quigley and now owned by our CEO, Francis W. Murray, subject to our lien.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                                 March 31,       June 30,
                                                   2003            2002
                                            ----------------  ---------------

Loans to South American Gaming Projects   $              -0- $        349,472

Other Misc. Assets                                    85,560           25,252
                                            ----------------  ---------------
         Total                            $           85,560 $        374,724
                                            ================  ===============

(5) NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                         Interest         March 31, 2003             June 30, 2002
                                          % Per    --------------------------   -----------------------
                                          Annum        Current     Long-Term      Current     Long-Term
                                         --------  -------------  -----------   -----------   ---------
International Thoroughbred
Breeders Inc.:

MCJEM, INC. (A)                              15%  $      132,000 $      -0-    $    132,000  $     -0-

Chapter 11 Trustee (the "Trustee")
for the Bankruptcy Estate of Robert
E. Brennan (B)                               11%       1,511,036        -0-             -0-        -0-

Michael J. Quigley, III (C)                  10%         900,000        -0-         900,000        -0-

Florida Bank, N.A. (D)                      4.5%         200,000        -0-

First Insurance Funding Corp.(E)           6.95%         112,468        -0-             -0-        -0-

Francis X. Murray (F)                         8%         187,560        -0-             -0-        -0-

William H. Warner(F)                         12%          20,000        -0-

Other                                    Various          45,046        -0-          30,280        -0-

Garden State Park:

Service America Corporation (G)               6%         160,000        -0-         160,000        -0-
                                                    ------------   --------     -----------   --------
    Totals                                        $    3,268,110 $      -0-    $  1,222,280  $     -0-
Less:
Net Liabilities of Discontinued
  Operations - Current                                  (160,000)       -0-        (160,000)       -0-
                                                    ------------   --------     -----------   --------
    Totals                                        $    3,108,110 $      -0-    $  1,062,280  $     -0-
                                                    ============   ========     ===========   ========

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

     (B) On December 13, 2002, we issued a twelve month promissory note in the amount of $1,648,403 (the "Stock Purchase Note") bearing interest at 9% (increases to 11% after default) to Donald F. Conway, the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert E. Brennan for the purchase of 3,228,146 shares of our common stock held or claimed by the Trustee. The first principal payment of $137,367 was also paid on that date. At March 31, 2003, the principal balance on the note was $1,511,036. The Stock Purchase Note is secured by a security interest in proceeds and payments receivable under the $10 million Realen Note. A principal payment of $137,367 was made in December 2002. We are currently in default on the monthly payments of principal and interest from January 13, 2003 through May 13, 2003. (See Note 6.)

     (C) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The loan is secured by a pledge of the $10 million Realen Note, which is subordinate to the security interest of the Trustee which secures the Stock Purchase Note and by a pledge of the $23 million Turnberry Note. As of May 15, 2003, the loan is due on demand. (See Note 9.)

     (D) On March 19, 2003, we issued a two month promissory note in the amount of $200,000 bearing interest at prime plus .25% to Florida Bank, N.A. The proceeds of such note were used to fund a escrow deposit in connection with a charter/purchase of an offshore gaming vessel. The escrow deposit was returned to us on May 7, 2003 following the expiration of the negotiation period, and we have satisfied the note to Florida Bank, N.A.

     (E) Our directors and officers liability policy was financed by First Insurance Funding Corp. for a $314,677 one year promissory note at a 6.95% interest rate. At March 31, 2003, the principal balance on the note was $112,468.

     (F) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at March 31, 2003 was $187,560. On February 3, 2003, we issued a promissory note for $20,000 bearing interest at 12% to William H. Warner, Secretary of the Company. The outstanding balances on the note at March 31, 2003 was $20,000. The proceeds from both notes were used as working capital.

     (G) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payment due on December 28, 2002 has not been made as of May 15, 2003.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  COMMITMENTS AND CONTINGENCIES

     See Note 9 for additional commitments and contingencies of the Company and transactions with related parties.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded options to purchase 2,000,000 shares of our Common Stock. On January 4, 2003, we began deferring payments of compensation due to Mr. Murray which as of March 31, 2003 total $91,153 due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code.

     We are responsible for remediation costs associated with an environmental site on the Freehold Raceway property. We have accrued what we believe to be the total cost of remediation. At March 31, 2003, the remaining balance of such accrual was $130,398 for remediation costs. The remediation work has been delayed due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time, we are unable to predict the effects that such delays may cause.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payment due on December 28, 2002 has not been made as of May 15, 2003.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary (which has been merged into ITGV) we entered into a Purchase and Sale Agreement which provides for our purchase from the Trustee of the promissory note of MJQ Corporation, having an original balance of principal and interest of approximately $15.7 million and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"). The purchase price payable by us for the Ship Mortgage Obligation is $13.75 million. We began making payments on account of such purchase price effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continued under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment was to be due. However, before July 31, 2002, we exercised our right to extend the time for payment of the balance of the purchase price for up to three (3) additional months, to October 31,2002, by paying fees of $70,000 for the first one month extension, an additional $80,000 for the second month extension and an additional $100,000 for the third month extension. On October 30, 2002, the Master Settlement Agreement was amended to provide for a further extension of the due date for payment of the $9.75 million balance under the Purchase and Sale Agreement until January 6, 2003, in consideration of our payment of $220,000 as an extension fee. On January 3, 2003, we did not have the funds to complete the purchase by January 6, 2003 and the Trustee denied our request for a further extension of the January 6, 2003 due date. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITGV, successor by merger to our subsidiary the Palm Beach Princess, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. MJQ Corporation, the entity which ownes the vessel, also filed for relief under Chapter 11 of the Bankruptcy Code. The Trustee is the largest creditor in the MJQ/ITGV cases, and is secured by a mortgage against the vessel. In order to re-organize under a Chapter 11 plan on a basis under which we would continue to operate the vessel, we will need to pay or provide for payment of a minimum of $9.75 million payable to the Trustee plus approximately $1.7 million of debt to unsecured creditors of ITGV and MJQ Corporation (excluding debt to related parties). The Bankruptcy Court has required and approved ITGV to pay interest on said $9.75 million monthly to the Trustee at an interest rate of 12% per year. Interest of $282,082 has been paid through March 31, 2003.

     The second agreement which we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Purchase Agreement. Under this Agreement, which superseded all prior agreements and understandings between us and the Trustee for the purchase of our common stock held or claimed by the Trustee, we agreed to purchase up to approximately 2,235,000 shares of our common stock at a purchase price of $0.50 per share on July 11, 2002. We desired to purchase these shares in order to preserve our net operating loss carryforwards which otherwise may be lost if the shares are transferred. As collateral security for our payment of the purchase price for these shares, we granted to the Trustee a security interest in all proceeds of (including all payments that might be made in the future under) the $10 million Realen Note, described in Note 2 above. We were unable to pay the purchase price under the Stock Purchase Agreement on July 11, 2002 (which price, at that date, was $892,500 for 1,785,000 shares). On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until December 13, 2002 at which time the Trustee agreed to accept payment of the purchase price for 3,228,145 shares (including additional shares over which the Trustee obtained control) in the form of a twelve month promissory note bearing interest at 9%(increasing to 11% after default) in the amount of $1,648,402. (See Note 5(B).) Should the Trustee obtain control over an additional 450,000 shares, we are further obligated to purchase those shares at $0.50 per share. A principal payment of $137,367 was made in December 2002. We are currently in default on all monthly payments of principal and interest that were due to the Trustee from January 13, 2003 through May 13, 2003.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Through ITGV, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective April 25, 2002. The term of the initial lease is five years at $183,200 per year payable monthly. We are also required to make tenant improvements to the new space in a minimum amount of $333,000, however we estimate that the actual cost to make the improvements will be approximately $885,000. As of May 15, 2003, we have made payments in the amount of $785,472 on such improvements. Additionally we are committed to purchase approximately $450,000 in office furniture and equipment. As of May 15, 2003, we have made payments on these items in the amount of $313,618. We will continue payments on the project under the protection of the Bankruptcy Court. We will have the right to a credit of up to the minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

     In February 2003, an unrelated party deposited $200,000 to our escrow agent on behalf of the Company for an option to charter a second gaming vessel which would operate out of the Port of Palm Beach. These funds were replaced on March 19, 2003 by a loan obtained from the Florida Bank, N.A. in the amount of $200,000. In consideration for the deposit made by the unrelated third party, Mr. Francis W. Murray transferred 200,000 of his options to purchase the Company's common stock to the third party. These options have an exercise price of $0.20 and will not be exercisable by the transferee until August 14, 2004. The Company assumed a Promissory Note negotiated by Francis W. Murray in the amount of $25,000 due on May 24, 2003. This note was negotiated to cover legal and transactions fees for the $200,000 escrow advance on the gaming vessel and the stock option agreement.


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

     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003. (See Note 1.)

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2003, in assessing the fair value of financial instruments, we have used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since our interest rates approximate current interest rates that would be available to us in the market place.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(8)  STOCK OPTIONS AND WARRANTS

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     At March 31, 2003, total employee options outstanding were 2,911,500 and total non-employee options outstanding were 425,000. On February 24, 2003, Mr. Francis W. Murray transferred 200,000 options to an unrelated third party in consideration of an escrow deposit of funds on behalf of the Company. These options are not exercisable until August 4, 2004. At March 31, 2003 all of the employee and 225,000 of the non-employee options were exercisable.

     (B)  WARRANTS

     At December 31, 2002, total warrants outstanding were 710,000. All warrants were exercisable at March 31, 2003.

(9)  RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, as of December 26, 2002, was 64%. At December 26, 2002, $735,584 had been loaned to such project and we had accrued $155,945 of interest due on the loan. On December 26, 2002, the limited partnership's indebtedness to us was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis W. Murray and which ownes the second real estate project described below. Such indebtedness is due December 31, 2004 and bears an interest rate of 6%

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. At March 31, 2003, we had lent $2,034,304 in total to MJQ Development and we have accrued interest in the amount of $537,415 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The principal balance on the note at March 31, 2003 is $900,000 and we have accrued interest through that date in the amount of $208,575. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million Turnberry Note. On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement. As of May 15, 2003, the loan is due on demand. (See Note 5.)

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating an entertainment casino cruise business from the Port of Palm Beach, Florida. Michael J. Quigley, III was a principal of MJQ Corporation. In October 2002, Francis W. Murray, our Chairman, President and Chief Executive Officer purchased the stock of MJQ Corporation and has been an officer and director of MJQ Corporation. Francis X. Murray, the son of Francis
W. Murray, is President and a director of MJQ Corporation and President of our subsidiary, ITG Vegas, Inc., which operates the vessel. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. In addition, as described in Note 6 above, we have entered into an amended Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others to purchase from the Trustee the Ship Mortgage Obligation of MJQ Corporation, having an original balance of principal and interest outstanding of approximately $15.7 million for a purchase price of $13.75 million. Pursuant to the Master Settlement Agreement, MJQ Corporation and its officers and directors (including Francis W. Murray) exchanged mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

     Also we entered into an agreement to purchase all of the shares of outstanding stock of Leo Equity Group, Inc. Mr. Francis W. Murray has been a director of Leo Equity Group, Inc. Closing on the Leo Equity Group, Inc. stock purchase occurred effective October 27, 2002. The purchase price payable by us for the stock in Leo Equity Group, Inc. was $250,000, payable without interest in 10 monthly installments of $25,000 each. As of March 31, 2003, this note was paid in full. We also agreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 200,000 shares of our common stock, from $4.00 per share to $0.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the Trustee under the Stock Purchase Agreement. The purpose of such acquisition was to enable us to obtain the lease and operating agreement with the Port of Palm Beach District which had been owned by Leo Equity Group, Inc. During the period we made the $25,000 monthly installments to Mr. Leo and before the note was paid in full, we made advances on Mr. Leo's behalf. These advances totaled $103,953 as of March 31, 2003.

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan included a final settlement by the Trustee with numerous parties. Among those parties were Frank A. Leo, Leo Equity Group, Inc., Michael J. Quigley III and MJQ Corporation. During the quarter ended March 31, 2002 we charged Leo Equity Group $3,000,000 and MJQ Corporation $1,000,000 for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Trustee. Prior to our acquisition of Leo Equity Group, Inc., Leo Equity Group, Inc. assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

in payment of this obligation. That $2.6 million debt from Mr. Quigley was assumed by Francis W. Murray when he purchased the MJQ Corporation shares and is a non-recourse obligation which is payable solely from pledged shares of his stock in MJQ Corporation. Mr. Murray purchased the MJQ Corporation stock subject to our lein securing payment of that debt. We have deferred all income from these transactions until such time as payment is received.

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. The note is due on demand and interest is payable monthly. As of March 31, 2003, the balance of the note was $250,000 and is classified as Deposits and Other Assets - Related Parties on the balance sheet as an offset to previous advances to Mr. Murray.

     On November 13, 2002, the Company and MJQ Corporation signed an agreement and bill of sale which transferred maintenance materials and spare parts inventory previously maintained by MJQ Corporation to Palm Beach Princess, Inc. The value of the parts inventory sold and assigned was $1,103,125. Payment for the inventory was made by way of offsets on amounts previously due to Palm Beach Princess, Inc. by MJQ Corporation.

     Francis X. Murray, President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO has agreed to loan the company up to $225,000 in the form of a line of credit. As of March 31, 2003, these loans totaled $187,560. (See Note 5) The proceeds of the loans were used to: (i) make the final payment on the port lease purchase in the amount of $75,000; (ii) make a $100,000 escrow deposit on an option to charter a second gaming vessel (which deposit was returned to Mr. Murray on April 17, 2003); and (iii) provide working capital in the amount of $12,560. As of May 15, 2003, the unpaid principle of the loan totaled $148,335.

     Mr. Francis X. Murray guaranteed on the Company's behalf, a loan from Florida Bank, N.A. in the amount of $200,000 which was also used as a deposit on the second gaming vessel (which deposit was returned to the bank on May 7, 2003). The Company agreed to indemnify Mr. Murray for the guaranteed obligation with respect to this loan.

     During the quarter,  a Company officer loaned $20,000 to the Company.  This note is due on demand and bears interest at 12%. These funds were used for working capital requirements of the parent company.

     For  additional   information  regarding  related  party  transactions  see
Footnote 15 in the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2002.

(10) SUBSEQUENT EVENTS

     (A) On April 17, 2003, we returned the $100,000 loan to us from Mr. Francis
X. Murray that was used as a deposit on the option negotiation on the gaming vessel.

     (B) On May 5, 2003, the Bankruptcy Court extended the date, at which our exclusive right to file a plan of reorganization would have expired, to June 2, 2003.

     (C) On May 7, 2003, the escrow agent returned the $200,000 deposit on the option negotiation on the gaming vessel to the Florida Bank, N.A.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2003


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in our most recent Annual Report on Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o Chapter 11 proceedings affecting our Palm Beach Princess business and our ability to successfully develop a Chapter 11 plan of re-organization;
     o termination of the bareboat charter under which we operate our gaming business;
     o lack of cash flow for the Parent Company to continue to operate and pay its debts as a result of the Chapter 11 proceedings of our operating subsidiary;
     o general economic and business conditions affecting the tourism business in Florida;
     o    competition;
     o    changes in laws regulating the gaming industry;
     o fluctuations in quarterly operating results as a result of seasonal and weather considerations; and
     o events directly or indirectly relating to our business causing our stock price to be volatile.

Liquidity and Capital Resources

     Cash flow and liquidity during the nine month period ended March 31, 2003 included approximately $5 million in cash generated by the Palm Beach Princess operations. Such cash flow was used, in part, to fund $500,000 of the payments on account of the purchase price of the Ship Mortgage Obligation against the Palm Beach Princess, $470,000 of fees to extend the closing under the Purchase and Sale Agreement as described below and approximately $800,000 for leasehold improvements and equipment in connection with the Port of Palm Beach lease. We have explored gaming related business opportunities in various foreign countries and may continue to incur expenses for exploring potential business opportunities in the future. As of March 31, 2003, $295,614 has been funded and expensed in various foreign projects during the nine months ended March 31, 2003. Until January 3, 2003, all of our cash flow during the current fiscal year had come from the Palm Beach Princess vessel.

     On January 3, 2003, our only source of cash from operations was cut off when ITG Vegas, Inc.("ITGV"),our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), an unrelated affiliate owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2003

Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition does not cover the parent company, ITB, nor any other of ITB's subsidiaries. The Parent Company has used all the available funds that we had prior to the bankruptcy filing to pay some of our expenses and need to find immediate financing in order to pay remaining existing liabilities as well as future expenses. Since the bankruptcy filing, the only source of funds to the Parent Company has been limited to loans made by Company officers, collection of a loan previously made to a South American gaming project and refunds from vendors and tax agencies relating to our prior racetrack operations. The Bankruptcy filing has severely limited our ability to make timely payments to our creditors and corporate vendors which has affected our ability to retain the professional services and vendors who serve our company. The Palm Beach Princess will continue to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     Under our bareboat charter of the vessel, ITG Vegas, Inc. is obligated to pay $50,000 per month as the charter hire fee to the vessel's owner, MJQ Corporation. In order to obtain the bareboat charter, we negotiated and on February 20, 2002 entered into a Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Trustee"), MJQ Corporation and others. Pursuant to the Master Settlement Agreement we have incurred the following financial commitments:

     o For the purchase of the Ship Mortgage Obligation, we paid $250,000 per month through July 31, 2002, and an additional $9.75 million balloon payment was due at that time. As permitted by the Master Settlement Agreement we extended the date for payment of the balloon payment on a month-to-month basis until October 31, 2002 by paying extension fees of $70,000 for the first month, an additional $80,000 for the second month and an additional $100,000 for the third month. On October 30, 2002, the Master Settlement Agreement was amended to provide for a further extension of the due date for the Purchase and Sale Agreement until January 6, 2003 by paying $220,000 in extension fees. We did not have the necessary funds to complete the purchase by January 6, 2003. Therefore, on January 3, 2003, in order to protect our invested deposits and our operation of the vessel, ITGV filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, our subsidiary, Palm Beach Princess, Inc. which operated the vessel, was merged into ITGV. MJQ Corporation also filed for relief under Chapter 11 of the Bankruptcy Code. The Trustee is the largest creditor in the MJQ Corp./ITGV cases, and is secured by a mortgage against the vessel. In order to re-organize under a Chapter 11 plan on a basis under which we would continue to operate the vessel, we will need to pay or provide for payment of a minimum of $9.75 million payable to the Trustee year plus approximately $1.7 million of debt to unsecured creditors of ITGV and MJQ Corporation (excluding debt to related parties). The Bankruptcy Court has required and approved ITGV to pay interest on said $9.75 million monthly to the Trustee at an interest rate of 12% per.

     o We were obligated to purchase approximately 1,785,000 shares of our common stock from the Trustee at $0.50 per share (aggregate purchase price of approximately $892,500), on July 11, 2002 and we were unable to make such payment. On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until December 13, 2002, at which time the Trustee agreed to accept payment of the purchase price for 3,228,145 shares (including additional shares over which the Trustee has obtained control) in the form of a twelve month promissory note in the amount of $1,648,402

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2003


          bearing interest at 9% (increasing to 11% after default) per year. Should the Trustee obtain control over an additional 450,000 shares, we are further obligated to purchase those shares at $0.50 per share. A principal payment of $137,367 was made in December 2002. We are currently in default on payments of principal and interest that were due to the Trustee under such note from January 13, 2003 through May 13, 2003.

     ITGV is committed to making the tenant improvements to new office space at the Port of Palm Beach. Total costs of such improvements are expected to be approximately $885,000 and we are committed to approximately $140,000 of additional furniture and fixture costs. As of May 15, 2003, ITGV had expended $785,472 for such improvements and an additional $314,000 for office furniture and equipment.

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

     Our working capital as of March 31, 2003 was a negative ($928,744) as compared to a negative ($2,200,346) at June 30, 2002. The change in working capital during the past nine months was primarily caused by an increase in cash provided by the operating activities which is limited to disbursement by the Bankruptcy Court, the use of cash to make payments of $500,000 on the Ship Mortgage Obligation, pay the extension fees of $470,000 on the purchase and to fund on-going development projects partially offset by the cash provided by operating activities. Other transactions affecting working capital that did not require the use of cash was the purchase of the spare parts inventory in the amount of $1,103,125 because the amount due for the inventory was offset by amounts owed to the Company from the seller that were previously classified as other long term assets and the assumption of additional debt primarily to the Trustee in the amount of $1,648,403 for the purchase of 3,296,806 shares of the Company's common stock.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2003

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     Revenue for the three months ended March 31, 2003 increased $840,384 from $8,050,016 in Fiscal 2002 to $8,890,400 in Fiscal 2003 primarily as a result of increased revenues generated by the Palm Beach Princess operations during the comparable quarters. Expenses increased $773,829 from $6,117,100 in the three month period in Fiscal 2002 to $6,890,929 in Fiscal 2003 primarily the result of an increase in Palm Beach Princess operating costs during the comparable quarters, financing costs incurred during the third quarter of Fiscal 2003 primarily associated with the amended Purchase and Sale Agreement for the Palm Beach Princess operation in the amount of $286,774, and costs associated with the bankruptcy filing of $300,130, partially offset by a decrease in development costs and a decrease in corporate general and administrative expenses during the comparable quarters.

     During the three months ended March 31, 2003, total revenue from vessel operations was $8,830,317 as compared to $7,931,587 for the three months ended March 31, 2002. The increase in revenue of $898,730 during the comparable quarters primarily resulted from an increase in casino gaming revenue primarily the result of an increase in the passenger count during the comparable periods, partially offset by a decrease in fare revenues primarily associated with competitive pricing related to the ship competing with another gaming vessel for one half of the quarter of operation in Fiscal 2003. Total expenses before income taxes for the comparable periods increased $1,209,347 from $5,099,790 for the three months ended March 31, 2002 to $6,309,137 for the three months ended March 31, 2003 primarily as a result of an increase in the number of passengers which increased operating costs, increases in sales and marketing expenses associated with competition, $286,774 in financing fees, costs associated with the bankruptcy filing of $300,130 and an increase in other operating expenses. Income before income tax expense for the third quarter of operation in Fiscal 2003 was $2,521,180 as compared to $2,831,797 in the comparable quarter of Fiscal 2002.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. Out of the scheduled cruises during the third quarter in both fiscal years, no cruises were cancelled for weather or mechanical difficulties. Five (5) cruises were missed due to scheduled wet dock maintenance.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2003

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three month periods ended March 31, 2003 and 2002:

                                                                  Three Months Ended
                                                                       March 31,
                                                    ---------------------------------------------
         Description                                     2003             2002          Change
--- ---------------------------------------------   -------------    -------------   ------------
Passenger Count                                            76,855           68,687         8,168
Number of Cruises                                             177              182            (5)

Revenue:
    Fare                                           $      889,464   $    1,030,335  $   (140,871)
    On Board                                              442,085          449,761        (7,676)
    Casino                                              7,498,768        6,451,491     1,047,277
                                                     ------------     ------------   ------------
    Total Revenue                                       8,830,317        7,931,587       898,730
                                                     ------------     ------------   -----------
Expenses:
    Casino Operating Expenses                           1,976,157        1,843,792       132,365
    Hotel and Gift Shop Expenses                          220,803          213,137         7,666
    Sales, Marketing and Advertising Expenses             872,179          740,573       131,606
    Maritime and Legal Expenses                         1,665,867        1,655,370        10,497
    Administrative and Finance Expenses                 1,574,131          646,918       927,213
                                                     ------------     ------------   -----------
    Total Expenses                                      6,309,137        5,099,790     1,209,347
                                                     ------------     ------------   -----------
                 Income Before Income Tax Expense  $    2,521,180   $    2,831,797  $   (310,617)
                                                     ============     ============   ===========

     For the third quarter of Fiscal 2003, our net income was $1,878,471 or $0.23 per share as compared to net income for the comparable period in prior fiscal year of $1,852,916 or $0.16 per share.

Results of Operations for the Nine Months Ended March 31, 2003 and 2002

     Revenue for the nine months ended March 31, 2003 increased $2,951,849 from $19,264,837 in Fiscal 2002 to $22,216,686 in Fiscal 2003 primarily as a result of increased revenues generated by the Palm Beach Princess operations during the comparable periods. Expenses increased by $1,442,972 from $17,678,767 in the nine month period in Fiscal 2002 to $19,121,739 in Fiscal 2003 primarily the result of an increase in Palm Beach Princess operating costs during the comparable quarters and financing costs incurred during the second and third quarters of Fiscal 2003 primarily associated with the extentions of the scheduled maturity dates for payment to the Trustee under the Purchase and Sale Agreement for the Palm Beach Princess operation in the amount of $756,774 and costs associated with the bankruptcy filing of $300,130, partially offset by a decrease in development costs and a decrease in corporate general and administrative expenses during the comparable periods.

     During the nine months ended March 31, 2003, total revenue from vessel operations was $21,910,595 as compared to $18,829,943 for the nine months ended March 31, 2002. The increase in revenue of $3,080,652 during the comparable periods primarily resulted from an increase in casino gaming and on board revenue primarily the result of an increase in the passenger count and the number of cruises during the comparable periods partially offset by a decrease in fare revenues primarily associated with the competitive pricing discussed above. Total expenses before income taxes for the comparable periods increased

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2003

$2,110,200 from $15,053,714 for the nine months ended March 31, 2002 to $17,163,913 for the nine months ended March 31, 2003 primarily as a result of an increase in the number of passengers and the number of cruises which increased operating costs, increases in sales and marketing expenses associated with competition, a $231,000 increase in accrued employee bonus compensation costs related to our full calendar year of operation, $756,774 in financing fees, costs associated with the bankruptcy filing of $300,130 and a decrease in other operating expenses. Income before taxes from operation of the vessel for the nine months ended March 31, 2003 was $4,746,682 as compared to $3,674,229 for the nine months ended March 31, 2002. Out of the 539 scheduled cruises during the nine months ended March 31, 2003, none were cancelled for weather or mechanical difficulties as compared to Fiscal 2002 where out of 534 scheduled cruises, 13 cruises were cancelled for weather or mechanical difficulties.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the nine month periods ended March 31, 2003 and 2002:

                                                         Nine Months Ended
                                                             March 31,
                                                    ---------------------------
         Description                                    2003            2002         Change
--- ----------------------------------------------  ------------    -----------    ----------
Passenger Count                                          190,387        173,262        17,125
Number of Cruises                                            539            521            18

Revenue:
    Fare                                           $   2,118,151   $  2,335,679  $   (217,528)
    On Board                                           1,294,969      1,242,673        52,296
    Casino                                            18,497,475     15,251,591     3,245,884
                                                    ------------    -----------    ----------
    Total Revenue                                     21,910,595     18,829,943     3,080,652
                                                    ------------    -----------    ----------
Expenses:
    Casino Operating Expenses                          5,779,935      5,267,962       511,973
    Hotel and Gift Shop Expenses                         617,811        663,867       (46,056)
    Sales, Marketing and Advertising Expenses          2,382,961      2,139,412       243,549
    Maritime and Legal Expenses                        4,446,554      4,623,465      (176,911)
    Administrative and Finance Expenses                3,936,652      2,359,008     1,577,645
                                                    ------------    -----------    ----------
    Total Expenses                                    17,163,913     15,053,714     2,110,200
                                                    ------------    -----------    ----------
    Income Before Income Tax Expense               $   4,746,682   $  3,674,229  $    862,453
                                                    ============    ===========    ==========

     During the nine months ended March 31, 2003, our income was $2,884,947 or $.28 per share as compared to income for the comparable period in Fiscal 2002 of $1,484,070 or $0.13 per share. The change of $1,400,877 was primarily the result of the increase in net income from operation of the vessel.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

          MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF
                    OPERATIONS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2003

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

     Within 90 days prior to the filing of this report, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

     There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     During the quarter ended March 31, 2003, the registrant filed the following Current Reports on Form 8-K:



       Date                                    Subject Matter
-------------------          ---------------------------------------------------
January 3, 2003              Chapter  11 filing of ITG  Vegas,  operator  of the
                             Palm  Beach Princess vessel

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





                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.



May 20, 2003          /s/Francis W. Murray
                      ----------------------------------------------------
                      Francis W. Murray, President, Chief Executive Officer
                      and Chief Financial Officer

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

     Date: May 20, 2003

                           /s/Francis W. Murray________________
                              Chairman/Chief Executive Officer/
                              Chief Financial Officer

                                                                    Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three and nine months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Francis W. Murray
------------------------
Name:  Francis W. Murray
Title: President and CEO
May 20, 2003

                                                                    Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three and nine months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Francis W. Murray
-----------------------
Name: Francis W. Murray
Title:Chief Financial Officer
May 20, 2003