Form 10-K
period 2003-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2003-10-14
CIK 320573

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

For the fiscal year ended June 30, 2003

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

                           Commission File No. 0-9624

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                            22-2332039
      -----------------------------       ------------------------------
      (State or other jurisdiction       (IRS Employer Identification No.)
           of incorporation)


       211 Benigno Boulevard, Suite 210, Bellmawr, New Jersey       08031
       ------------------------------------------------------      -------
              (Address of principal executive offices)            (Zip Code)

                                 (856) 931-8163
                         ------------------------------
                         (Registrant's telephone number,
                              including area code)

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 30, 2003 was approximately $497,180. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 14, 2003, there were 8,252,133 outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business                                                      1
Item 2.   Properties                                                    8
Item 3.   Legal Proceedings                                             8
Item 4.   Submission of Matters to a Vote of Security Holders           8

                                         PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                           9
Item 6.   Selected Financial Data                                      10
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11
Item 7A.  Quantitative and Qualitative Disclosures about
          Market Risk                                                  20
Item 8.   Financial Statements and Supplementary Data                  20
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                       52
Item 9A.  Controls and Procedures                                      52

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant           53
Item 11.  Executive Compensation                                       56
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   59
Item 13.  Certain Relationships and Related Transactions               61

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and
          Report on Form 8-K                                           63

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

     In accordance with the Master Settlement Agreement, through a subsidiary, we entered into a Purchase and Sale Agreement which provides for our purchase from the Trustee of the promissory note of MJQ Corporation, having an original balance of principal and interest of approximately $12 million and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"). At June 30, 2003, the interest accrued on this note was $4,464,984. The purchase price payable by us for the Ship Mortgage Obligation is $13.75 million. We began making payments on account of such purchase price effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continued under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment was to be due. However, before July 31, 2002, we exercised our right to extend the time for payment of the balance of the purchase price for up to three
(3) additional months, to October 31,2002, by paying fees of $70,000 for the first one month extension, an additional $80,000 for the second month extension and an additional $100,000 for the third month extension. On October 30, 2002, the Master Settlement Agreement was amended to provide for a further extension of the due date for payment of the $9.75 million balance under the Purchase and Sale Agreement until January 6, 2003, in consideration of our payment of $220,000 as an extension fee. On January 3, 2003, we did not have the funds to complete the purchase by January 6, 2003 and the Trustee denied our request for a further extension of the January 6, 2003 due date. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, our subsidiary filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. MJQ Corporation, the entity which ownes the vessel, also filed for relief under Chapter 11 of the Bankruptcy Code.

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

     On January 3, 2003, ITG Vegas, Inc.("ITGV"), our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), which owns the Palm Beach Princess vessel, an entity owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition did not cover the parent company, ITB, nor any other of ITB's subsidiaries. The Palm Beach Princess continued to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We had previously entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Trustee") the promissory note of MJQ Corporation for $13.75 million. We did not have funds necessary to complete that purchase by January 6, 2003, the date required for payment of the balance of such purchase price. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITGV (together with MJQ Corporation) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

     On September 12, 2003, the United States Bankruptcy Court for the Southern District of Florida (Palm Beach Division) issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 cases of ITG Vegas, Inc., the

Company's wholly owned subsidiary, and MJQ Corporation. On the effective date of the Plan (the "Effective Date"), all claims, debts, liens, security interests and encumbrances of and against the Debtors and against all property of their respective bankruptcy estates, which arose before confirmation, will be discharged, except as otherwise provided in the Plan or confirmation order. Post-confirmation, each of the Debtors will continue as reorganized debtors.

     The Plan includes the following principal features: (i) On the Effective Date, all administrative expense claims and tax claims will be paid in full;
(ii) All pre-petition debtors will be paid in two installments, one-half on the Effective Date and one-half (with interest thereon at 8% per year from the Effective Date) on the six month anniversary of the Effective Date; and (iii)The Debtor's principal creditor, Donald F. Conway, as Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee"), will receive payment in full of all obligations over a period not to exceed three years which will consist of (a) the balance of the purchase price that had been payable by ITG Vegas for the purchase of the ship mortgage against the Vessel, in the amount of $9,750,000; (b) the balance of the Company's indebtedness to the Brennan Trustee in respect of the purchase of stock in the Company, in the principal amount of $1,511,035.70, plus interest thereon from December 13, 2002 to January 23, 2003 at 9% per annum and thereafter at 11% per annum until the Effective Date; (c) a new obligation of the Company for the purchase of an additional 450,000 shares of the Company's stock from the Brennan Trustee, at $0.50 per share, or $225,000; (d) a forbearance fee of $350,000 also shall accrue to the Brennan Trustee on the Effective Date, of which $100,000 will be payable on the Effective Date and the balance of $250,000 will be due on or about the third anniversary of the Effective Date.

     Monthly payments of $400,000 with interest at 12% will be required to be made to the Brennan Trustee, to be applied first to interest accrued and then to principal. In addition, the Brennan Trustee shall be entitled to payment of a Stay Bonus in the amount of $200,000 if the Payment Obligation shall not have been paid in full within 12 months after the Effective Date, and an additional $100,000 if the Payment Obligation shall not have been paid in full within 24 months after the Effective Date. Beginning with ITG Vegas' 2004 internal accounting year (commencing December 29, 2003) and annually thereafter, 75% of ITG Vegas' Free Cash Flow (as defined in the Plan) for the period shall be paid to the Brennan Trustee as a Sweep Payment to be applied to the foresaid debt.


     Prior Operations

     In April of 1998, our Board of Directors authorized the exploration of strategic opportunities for our business, including a possible merger or sale of all of our racetrack and hotel assets. The Board ultimately decided that a sale of our assets was the preferred alternative.

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

     Employees

     As of June 30, 2003, we employed 8 full-time corporate executive, administrative and clerical personnel. All of the crew of the M/V Palm Beach Princess (226 persons) and office and management personnel of MJQ Corporation (78 persons) are made available to us for operation of the casino cruise business under an arrangement between us and MJQ Corporation by which all costs of such personnel are borne by us.

     Competition

     From July 1, 2001 to December 9, 2001 the M/V Palm Beach Princess was the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition was approximately 50 miles away in Ft. Lauderdale, Florida. From December 10, 2001 until April 29, 2002, when it returned to its home port of Boston Massachusetts, another coastal gaming vessel, the S.S. Horizon Edge, operated from Riviera Beach Marina, which is in close proximity to the Port of Palm Beach. This vessel was 186 feet and had a passenger capacity of 500 people. The M/V Palm Beach Princess is considerably larger at 420 feet with a passenger capacity of 850 people. The Horizon Edge operated on a similar schedule as the Palm Beach Princess, that is, two five hour cruises per day, 7 days a week, however, due to its smaller size it canceled more cruises than the Palm Beach Princess for inclement weather. From June, 2002 until February 15, 2003, the coastal gaming vessel Texas Treasure II (formerly the M/V Contessa) was operating from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel is approximately 400 feet, was built in 1968 and has a passenger capacity of approximately 700 people. This vessel had previously operated in competition with the Palm Beach Princess from May 13, 1999 until it discontinued operations on May 15, 2000. We may compete with other vessels which may from time to time be located in the port on the basis of cruise schedules, passenger services, amenities, prices, and percentages of gaming win. Our agreement with the Port of Palm Beach District (see Item 2 - Properties, below) gives us a competitive advantage as to preferred cruise scheduling times and convenience of passenger parking areas. A 300 passenger high-speed ferry is scheduled to begin carrying passengers late in 2003 on daily round trips to Freeport, Grand Bahamas where gaming is conducted.

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

     Weather and Seasonal Fluctuations

     The success of our casino cruise business depends to significant extent on the weather conditions. In particular, inclement weather, or the threat of such weather, has a direct effect on passenger counts, potentially adversely affecting our revenues. On relatively rare occasions, bad weather or sea conditions may result in the cancellation of cruises. Our business is also subject to seasonal fluctuations. Our peak seasons are the late fall, winter, and early spring seasons due to the increased local population as well as increased tourist populations.

     Federal and State Regulations - Florida

     The effect of amendments in 1994 to the Federal Gambling Ship Act and in 1992 to the Federal Johnson Act was to repeal the prior prohibition under Federal law of gambling aboard ships performing coastal voyages beyond the jurisdiction of state territorial waters (three miles on the United States Atlantic coast), and to permit individual states to enact laws regulating or prohibiting gambling aboard ships performing coastal voyages from ports located in such states. From time to time in prior years, bills have been introduced in the Florida legislature which, if enacted, would prohibit coastal gaming cruises from Florida ports. No such bills have been enacted and no such bill is currently pending. There is a risk that the State of Florida may at some future date regulate or prohibit the coastal cruise gaming business. In addition, the Federal government could determine to enact regulations or prohibition of coastal gaming cruises.

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

     Through our subsidiary, ITG Vegas, Inc. ("ITGV"), we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective, as modified, on May 5, 2003. The term of the initial lease is five years at $183,200 per year payable monthly. We were also required to make tenant improvements to the new space in a minimum amount of $333,000, however the actual cost to make the improvements was approximately $950,000. We will have the right to a credit of up to a minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

     Item 3. Legal Proceedings.

     We are a defendant in various lawsuits incidental to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company and its counsel, the disposition of these lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows.

     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003 (See Item 1 under this section and Footnote 2).

     Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2003.

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

     Fiscal Year                             High  Low
     -----------                             ----  ---

         2002
                        First Quarter        .30   .17
                        Second Quarter       .28   .17
                        Third Quarter        .50   .20
                        Fourth Quarter       .50   .23
         2003
                        First Quarter        .45   .16
                        Second Quarter       .21   .16
                        Third Quarter        .18   .14
                        Fourth Quarter       .28   .15

     On June 30, 2003, there were approximately 30,000 holders of record of the shares of our outstanding common stock.

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

Item 6 - SELECTED FINANCIAL DATA

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                                                               Years Ended June 30,
                                                         ------------------------------------------------------------------------
                                                             2003        2002           2001            2000             1999
                                                         ----------  -----------   -------------    ------------    -------------

Income (Loss) Before Discontinued Operations (1)(5)    $  5,233,826 $  1,982,603  $   (2,402,142)  $  (6,980,831)  $ (16,034,769)

Income From Discontinued Operations (3)                $          0 $          0  $            0   $           0   $   8,144,072

Net Income (Loss)                                      $  5,233,826 $  1,982,603  $   (2,402,142)  $  (6,980,831)  $  (7,890,697)

Per Common Share - Basic and Diluted:

Income (Loss) Before Discontinued Operations           $       0.54 $       0.17  $        (0.24)  $       (0.78)  $       (1.38)

Gain on Sale of Net Assets of
   Discontinued Operations                             $  --        $  --         $    --          $    --         $        0.32

Income From Discontinued Operations                    $  --        $  --         $    --          $    --         $        0.39

Net Income (Loss)                                      $       0.54 $       0.17  $        (0.24)  $       (0.78)  $       (0.67)

Weighted Average Number of Shares                         9,720,275   11,480,272       9,987,114       8,980,244      11,554,476

                                                                                      June 30,
                                                        -------------------------------------------------------------------------
                                                            2003         2002           2001             2000           1999
                                                        ------------ ------------  --------------   -------------   -------------

Working Capital (Deficiency) (2)                       $    650,328 $ (2,200,346) $     (190,643)  $ (17,792,740)  $ (33,069,102)

Total Assets                                           $ 53,535,809 $ 45,928,295  $   41,391,208   $  58,166,739   $  76,588,565

Long-Term Debt                                         $          0 $          0  $      482,000   $     482,000   $           0

Stockholders' Equity                                   $ 37,586,067 $ 33,961,313  $   31,973,709   $  33,870,852   $  40,846,683

(1) The Company commenced operation of a casino cruise vessel as of April 30, 2001 which materially affects the comparability of a portion of the information reflected in the above data.

(2) The working capital presentation in Fiscal 2002 reclassed to long term a $750,000 deposit that was previously presented as current in Fiscal 2001.

(3) Prior to June 30, 1998, the Company decided to sell its racing operations. As a result, such operations have been classified as discontinued
     operations for June 30, 1999. As a result, the (loss) from operations primarily consists of corporate expenses, charges and write-offs for years June 30, 1999 through June 30, 2000.

(4) The Company did not pay cash dividends during any of the fiscal years shown above.

(5) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for each of the three years in the period ended June 30, 2003.

Item 7. Management's Discussion And Analysis of Financial Conditions And Results of Operations

Forward-Looking Statements
--------------------------

     We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in this Annual Report on Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o    Chapter 11 proceedings  affecting our Palm Beach Princess business and
          our  ability  to   successfully   consummate  a  Chapter  11  plan  of
          re-organization;

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

Liquidity and Capital Resources

     Cash flow and liquidity during the twelve month period ended June 30, 2003 included approximately $8.5 million in cash generated by the Palm Beach Princess operations. Such cash flow was used, in part, to fund $500,000 of the payments on account of the purchase price of the Ship Mortgage Obligation against the Palm Beach Princess, $470,000 in fees that were recorded as operating expenses of the parent to extend the closing under the Purchase and Sale Agreement as described below and approximately $1,350,000 for leasehold improvements and equipment in connection with the Port of Palm Beach lease. We have explored gaming related business opportunities in various foreign countries and may continue to incur expenses for exploring potential business opportunities in the future. Approximately $306,000 has been funded and expensed in various foreign projects during the twelve months ended June 30, 2003. Until January 3, 2003, all of our cash flow during the current fiscal year had come from the Palm Beach Princess vessel.

     On January 3, 2003, ITG Vegas, Inc.("ITGV"), our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), an entity owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition does not cover the parent company, ITB, nor any other of ITB's subsidiaries. The Parent Company has used all the available funds that we had prior to the bankruptcy filing to pay some of our expenses and needs to find immediate financing in order to pay remaining existing liabilities as well as future expenses. Since the bankruptcy filing, the only source of funds to the Parent Company has been limited to loans made by Company officers, collection of a loan previously made to a South American gaming project and refunds from vendors and tax agencies relating to our prior racetrack operations. The Bankruptcy filing has severely limited our ability to make timely payments by our parent to its creditors and corporate vendors which has affected our ability to retain the professional services and vendors who serve our company. The Palm Beach Princess will continue to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     On September 12, 2003, the United States Bankruptcy Court for the Southern District of Florida (Palm Beach Division) issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 cases of ITG Vegas, Inc., the Company's wholly owned subsidiary, and MJQ Corporation. On the effective date of the Plan (the "Effective Date"), all claims, debts, liens, security interests and encumbrances of and against the Debtors and against all property of their respective bankruptcy estates, which arose before confirmation, will be discharged, except as otherwise provided in the Plan or confirmation order. Post-confirmation, each of the Debtors will continue as reorganized debtors.

     The Plan includes the following principal features: (i) On the Effective Date, all administrative expense claims and tax claims will be paid in full;
(ii) All pre-petition debtors will be paid in two installments, one-half on the Effective Date and one-half (with interest thereon at 8% per year from the Effective Date) on the six month anniversary of the Effective Date; and (iii) The Debtor's principal creditor, Donald F. Conway, as Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee"), will receive payment in full of all obligations over a period not to exceed three years which will consist of (a) the balance of the purchase price that had been payable by ITG Vegas for the purchase of the ship mortgage against the Vessel, in the amount of $9,750,000; (b) the balance of the Company's indebtedness to the Brennan Trustee in respect of the purchase of stock in the Company, in the principal amount of $1,511,035.70, plus interest thereon from December 13, 2002 to January 23, 2003 at 9% per annum and thereafter at 11% per annum until the Effective Date; (c) a new obligation of the Company for the purchase of an additional 450,000 shares of the Company's stock from the Brennan Trustee, at $0.50 per share, or $225,000; (d) a forbearance fee of $350,000 also shall accrue to the Brennan Trustee on the Effective Date, of which $100,000 will be payable on the Effective Date and the balance of $250,000 will be due on or about the third anniversary of the Effective Date.

     Monthly payments of $400,000 with interest at 12% will be required to be made to the Brennan Trustee, to be applied first to interest accrued and then to principal. In addition, the Brennan Trustee shall be entitled to payment of a Stay Bonus in the amount of $200,000 if the Payment Obligation shall not have been paid in full within 12 months after the Effective Date, and an additional $100,000 if the Payment Obligation shall not have been paid in full within 24 months after the Effective Date. Beginning with ITG Vegas' 2004 internal accounting year (commencing December 29, 2003) and annually thereafter, 75% of ITG Vegas' Free Cash Flow (as defined in the Plan) for the period shall be paid to the Brennan Trustee as a Sweep Payment to be applied to the foresaid debt.

     Under the Plan, the maximum amount of funds permitted to be upstreamed by ITG Vegas to the Parent Company is $100,000 per month as a tax sharing payment (See Note 2 below). The Parent Company has no other source of funds presently available without the consent of the Brennan Trustee. For these reasons, and since the $100,000 per month tax sharing payment will be suspended at any time when the Debtors are not current in payment of their obligations to the Brennan Trustee, no assurance can be given that the Company will be able to function as a going concern and pay its debts as they become due.

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

     Unless and until ITGV successfully emerges from its Chapter 11 case and pays in full all the debts to the Brennan Trustee, our possible sources of cash include the two promissory notes we received when we sold our Garden State Park real property in November, 2000 and our Las Vegas real property in May, 2000. One such Note is in the face amount of $10 million, issued by Realen-Turnberry/Cherry Hill, LLC, the purchaser of the Cherry Hill property (the "$10 Million Note"), and the other promissory note is in the face amount of $23 million, issued by Turnberry/Las Vegas Boulevard, LLC, purchaser of our Las Vegas real property (the "$23 Million Note"). Under both Notes, interest and principal payments will be dependent upon, and payable solely out of, the obligor's net cash flow available for distribution to its equity owners. After the obligor's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash in the case of the $10 Million Note, and the next $23 million of distributable cash in the case of the $23 Million Note, will be paid to us, and following our receipt of the face amount of the Note we will receive 33 1/3% of all distributable cash of the obligor until maturity of the Note. The probable timing and amounts of payments under these Notes cannot be predicted. We are attempting to borrow on these Notes for additional working capital but such borrowing is expected to be difficult to obtain as long as the timing and amounts of payments under the Notes remain unpredictable.

     Our working capital as of June 30, 2003 was $650,328 as compared to a negative ($2,200,346) at June 30, 2002. The change in working capital during the past twelve months was primarily caused by an increase in cash provided by the operating activities which is limited to disbursement by the Bankruptcy Court, the use of cash to make payments of $500,000 on the Ship Mortgage Obligation, pay the extension fees of $470,000 on the purchase and to fund on-going development projects partially offset by the cash provided by operating activities. Other transactions affecting working capital that did not require the use of cash was the purchase of the spare parts inventory in the amount of $1,103,125 because the amount due for the inventory was offset by amounts owed to the Company from the seller that were previously classified as other long term assets. In addition, the debt incurred in the amount of $1,648,403 including interest of $34,330 for the purchase of 3,228,145 shares of the Company's common stock from the Brennan Trustee did not require the use of cash.

Results of Operations for the Years Ended June 30, 2003 and 2002

     Revenue for the year ended June 30, 2003 increased $5,509,060 from $26,055,591 in Fiscal 2002 to $31,564,651 in Fiscal 2003 primarily as a result of increased revenues generated by the Palm Beach Princess operations during the comparable periods. Expenses increased $2,251,587 from $23,933,738 in Fiscal 2002 to $26,185,325 in Fiscal 2003 primarily the result of an increase in Palm Beach Princess operating costs during the comparable periods, financing costs incurred during the third and fourth quarters of Fiscal 2003 primarily associated with the amended Purchase and Sale Agreement for the Palm Beach Princess operation in the amount of $1,338,649, and costs associated with the bankruptcy filing of $841,348, partially offset by a decrease in development costs and a decrease in corporate general and administrative expenses during the comparable periods.

     During the year ended June 30, 2003, our net income was $5,233,827 or $.54 per share on weighted average outstanding shares of 9,720,275 as compared to net income for the comparable period in prior fiscal year of $1,982,603 or $0.17 per share on weighted average outstanding shares of 11,480,272. The change of $3,251,224 was primarily the result of the increased revenues and expenses as discussed above.

     During the year ended June 30, 2003, total revenue from vessel operations was $31,080,921 as compared to $25,473,777 for the year ended June 30, 2002. The increase in revenue of $5,607,144 during the comparable periods primarily resulted from an increase in casino gaming and on board revenue primarily the result of an increase in the passenger count, an increase in the average amount bet by each passenger, and an increase in the number of cruises during the comparable periods partially offset by a decrease in fare revenues primarily associated with the competitive pricing related to the ship competing with another gaming vessel for a portion of operations in Fiscal 2003. Total expenses before income taxes for the comparable periods increased $3,275,111 from $20,466,948 for the year ended June 30, 2002 to $23,742,059 for the year ended June 30, 2003 primarily as a result of an increase in the number of passengers and the number of cruises which increased operating costs, increases in sales and marketing expenses associated with competition, a $600,000 increase in accrued employee bonus compensation costs related to our full calendar year of operation, $869,760 in financing fees, costs associated with the bankruptcy filing of $841,348 and a decrease in other operating expenses. Income before taxes from operation of the vessel for the year ended June 30, 2003 was $7,338,863 as compared to $5,006,829 for the year ended June 30, 2002. Out of the 711 scheduled cruises during the year ended June 30, 2003, 2 were cancelled for weather or mechanical difficulties as compared to Fiscal 2002 where out of 710 scheduled cruises, 13 cruises were cancelled for weather or mechanical difficulties. During the year ended June 30, 2003 the vessel was placed in wet dock for 5 days, whereas the vessel was placed in dry dock for 6 days in fiscal 2002.

     The Palm Beach Princess business is subject to seasonal fluctuations. Our peak seasons are the winter and spring seasons due to the increased local population as well as increased tourist populations.

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the years ended June 30, 2003 and 2002:

                                                      Years Ended
                                                        June 30,
                                      -----------------------------------------

              Description                   2003          2002        Change
-----------------------------------   -------------  -------------  -----------

Passenger Count                             262,346        232,803       29,543
Number of Cruises                               709            697           12

Revenue:
  Fare                                $   2,952,066  $   3,199,389  $  (247,323)
  On Board                                1,773,926      1,711,631       62,294
  Casino                                 26,354,930     20,562,757    5,792,173
                                       ------------ --------------   ---------
  Total Revenue                          31,080,921     25,473,777    5,607,144
                                       ------------ --------------   ---------

Expenses:
  Casino Operating Expenses               7,889,140      7,147,301      741,839
  Hotel and Gift Shop Expenses              849,022        871,893      (22,871)
  Sales, Marketing and Advertising
   Expenses                               3,171,856      2,934,483      237,373
  Maritime and Legal Expenses             5,960,421      6,151,650     (191,229)
  Administrative and Finance Expenses     5,871,620      3,361,621    2,506,000
                                        ------------ --------------  ----------
  Total Expenses                         23,742,059     20,466,948    3,275,111
                                        ------------ --------------  ----------
     Income Before Income Tax Expense $   7,338,863  $   5,006,829  $ 2,332,033
                                        ============ ==============  ==========

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

     From time to time the M/V Palm Beach Princess faces competition from other gaming vessels which operate from the same port as the Palm Beach Princess. From June 2002 until February 15, 2003 another coastal gaming vessel, Texas Treasure II operated from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel was approximately 400 feet, was built in 1968 and had a passenger capacity of approximately 700 people. The Palm Beach Princess has been operating without any direct competition since February 16, 2003. A 300 passenger high-speed ferry is scheduled to begin carrying passengers late in 2003 on daily round trips to Freeport, Grand Bahamas where gaming is conducted.

     For the year ended June 30, 2003, our net income was $5,233,827 or $0.54 per share as compared to net income for the year ended June 30, 2002 of $1,982,603 or $0.17 per share.

Results of Operations for the Year Ended June 30, 2002 and 2001

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

     From July 1, 2001 to December 4, 2001 the M/V Palm Beach Princess was the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition was approximately 50 miles away in Ft. Lauderdale, Florida. From December 10, 2001 until April 29, 2002, another coastal gaming vessel, the S.S. Horizon Edge, operated from Riviera Beach Marina, which is in close proximity to the Port of Palm Beach. This vessel was 186 feet and had a passenger capacity of 500 people. The M/V Palm Beach Princess is considerably larger at 420 feet with a passenger capacity of 850 people. The Horizon Edge operated on a similar schedule as the Palm Beach Princess, that is, two five hour cruises per day, 7 days a week, however, due to its smaller size it canceled more cruises than the Palm Beach Princess for inclement weather. Another coastal gaming vessel, Texas Treasure II, began operating in approximately June 2002 until February 2003 from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel was approximately 400 feet, was built in 1968 and had a passenger capacity of approximately 700 people.

Recently Issued Accounting Standards

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure provisions of this statement in fiscal 2003.

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

     Substantially all of our revenues are currently derived from our operation of the M/V Palm Beach Princess. Certain of our operating costs, including the charter fee payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover such expenses. While we have generated sufficient revenues from the M/V Palm Beach Princess to pay its expenses, there is no guarantee that we will be able to continue to cover operating expenses of that business as well as the new monthly debt service payments of $400,000 to the Brennan Trustee, and our failure to do so could have materially adverse consequences.

Emerging from Chapter 11 Bankruptcy.

     Our operations are limited and restricted by the finalization and confirmation of the Plan of Reorganization in ITGV's Chapter 11 bankruptcy case and our agreements with the Brennan Trustee. Moreover, until the plan has been fully performed and all debts to the Brennan Trustee and all other creditors have been paid if full, we will still be limited in operation due to the restriction of funds available from ITGV to the Parent Company.

Risk of default under the settlement with the Brennan Trustee.

     In the event the Company is unable to make all the payments under the agreements with the Brennan Trustee or otherwise defaults in performance of the terms of such indebtedness, the Company stands to lose its only operating business. Subject to applicable grace periods, the Brennan Trustee can cause the liquidation of our only operating business, the Palm Beach Princess line.

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

     We currently compete with a variety of other vacation activities in and around Palm Beach, Florida, including short-term cruises, resort attractions and sporting and other recreational activities. We also expect competition in other areas surrounding Palm Beach in the future. Within fifty miles of the Port of Palm Beach, there are a number of smaller marinas that are capable of handling other coastal gaming vessels, although any such vessels necessarily would be substantially smaller than the Palm Beach Princess. Our operations could compete directly with the other Palm Beach vessel and in the future we expect competition to increase as new gaming operators enter our market, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions. Increased competition will result from expanded gaming in existing jurisdictions and as gaming is legalized in new jurisdictions.

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

     The market price of our stock is dependent upon future operating results, and therefore, is highly dependent on specific developments including, but not limited to, successfully emerging from the ITGV bankruptcy, or defeat of relevant gaming legislation or related initiatives, weather patterns, and the general vibrancy of the economy and the Florida tourism industry. Announcements concerning legislation approving or defeating gaming legislation, various governmental actions, developments in the gaming industry generally, announcements by our competition, weather patterns, and other general economic matters or tourism industry may have a significant impact on the market price of our common stock.

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable

Item 8. Financial Statements and Supplemental Data.



                          INDEX TO FINANCIAL STATEMENTS


          Report of Independent Public Accountants .................21
          Balance Sheets............................................22
          Statements of Operations .................................24
          Statements of Stockholders' Equity .......................25
          Statements of Cash Flow ..................................26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Bellmawr, New Jersey


     We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the three years ended June 30, 2003, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.



                               STOCKTON BATES, LLP




Philadelphia, Pennsylvania
August 22, 2003

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2003 AND 2002

                                     ASSETS


                                                              June 30,
                                                     -------------------------
                                                         2003          2002
                                                     -----------   -----------
CURRENT ASSETS:
     Cash and Cash Equivalents                      $  6,123,641  $    796,609
     Accounts Receivable                                 193,689        37,684
     Prepaid Expenses                                    488,414       190,639
     Spare Parts Inventory                             1,078,740             0
     Other Current Assets                                390,458       391,596
     Net Assets of Discontinued
       Operations - Current                               98,588       123,569
                                                     ------------  ------------
     TOTAL CURRENT ASSETS                              8,373,530     1,540,097
                                                     ------------  ------------


EQUIPMENT:
     Leasehold Improvements -
       Port of Palm Beach                                953,110             0
     Equipment                                         1,278,175       723,420
                                                     ------------  ------------
                                                       2,231,285       723,420
     LESS: Accumulated Depreciation
             and Amortization                            306,494       113,061
                                                     ------------  ------------

     TOTAL EQUIPMENT, NET                              1,924,791       610,359
                                                     ------------  ------------



OTHER ASSETS:
     Notes Receivable                                 33,000,000    33,000,000
     Deposit on Purchase of Palm Beach
       Princess Mortgage                               4,000,000     3,500,000
     Deposits and Other Assets -
       Non-Related Parties                               535,239       374,724
     Deposits and Other Assets -
       Related Parties                                 5,702,249     6,903,115
                                                     ------------  ------------
     TOTAL OTHER ASSETS                               43,237,488    43,777,839
                                                     ------------  ------------


TOTAL ASSETS                                        $ 53,535,809  $ 45,928,295
                                                     ============  ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2003 AND 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              June 30,
                                                     --------------------------
                                                         2003          2002
                                                     ------------   -----------
CURRENT LIABILITIES:
     Accounts Payable                               $   2,264,499  $  1,324,351
     Accrued Expenses                                   2,341,209     1,353,811
     Short-Term Debt                                    2,934,330     1,062,280
     Short-Term Debt - Related Parties                    183,164             0
                                                     -------------  ------------
     TOTAL CURRENT LIABILITIES                          7,723,202     3,740,442
                                                     -------------  ------------


DEFERRED INCOME                                         8,226,540     8,226,540
                                                     -------------  ------------


COMMITMENTS AND CONTINGENCIES                               -             -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
      Authorized 500,000 Shares, 362,489 and 362,488
      Issued and Outstanding, respectively             36,248,875    36,248,775
     Common Stock, $2 Par Value, Authorized
      25,000,000 Shares, Issued, 11,480,278
      and 11,480,275, respectively and
      Outstanding, 8,252,133 and
      11,480,275, respectively                         22,960,555    22,960,549
     Capital in Excess of Par                          20,191,984    20,192,090
     (Deficit) (subsequent to June 30, 1993,
     date of quasi-reorganization)                    (40,189,608)  (45,423,434)
                                                     -------------  ------------
                                                       39,211,806    33,977,980
     LESS:
     Treasury Stock, 3,228,145 Shares, at Cost         (1,614,073)            0
     Deferred Compensation, Net                           (11,666)      (16,667)
                                                     -------------  ------------
     TOTAL STOCKHOLDERS' EQUITY                        37,586,067    33,961,313
                                                     -------------  ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  53,535,809  $ 45,928,295
                                                     =============  ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001



                                                        June 30,
                                        ---------------------------------------
                                            2003          2002          2001
                                        ------------  ------------  ------------
REVENUE:
     Revenue from Operations          $ 31,141,386  $ 25,501,806  $  4,588,592
     Other Income                                0        78,163       209,939
     Interest Income Related Party         342,226       350,833       101,788
     Interest Income                        81,039       124,789        20,772
                                       ------------  ------------  ------------
          TOTAL REVENUES                31,564,651    26,055,591      4,921,091
                                       ------------  ------------  ------------

EXPENSES:
     Cost of Revenues:
      Operating Expenses                18,404,361    17,734,777     3,273,163
      Depreciation & Amortization          254,082       139,294        42,097
     General & Administrative Expenses-
      Palm Beach Princess                3,587,886     2,666,666       452,450
     General & Administrative Expenses-
      Parent                             1,452,047     2,152,414     3,057,176
     ITG Vegas Bankruptcy Costs            841,348             0             0
     Development Costs                     306,952       933,814             0
     Interest and Financing Expenses     1,338,649       306,773       498,347
                                       ------------  ------------  ------------
          TOTAL EXPENSES                26,185,325    23,933,738     7,323,233
                                       ------------  ------------  ------------

INCOME BEFORE TAX PROVISION              5,379,326     2,121,853    (2,402,142)
     State Income Tax Expense              145,500       139,250             0
                                       ------------  ------------  ------------

NET INCOME                            $  5,233,826  $  1,982,603  $ (2,402,142)
                                       ============  ============  ============


NET BASIC AND DILUTED INCOME
   PER COMMON SHARE                   $       0.54  $       0.17  $      (0.24)
                                       ============  ============  ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                    9,720,275    11,480,272     9,987,114
                                       ============  ============  ============



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                                Preferred                  Common
                                                                          ----------------------- ---------------------------
                                                                          Number of                Number of
                                                                           Shares      Amount        Shares        Amount
                                                                          --------- ------------- ------------- -------------
BALANCE - JUNE 30, 2000                                                    362,484  $ 36,248,375    11,884,270  $ 23,768,539

   Treasury Shares Retired                                                  ---         ---         (2,904,016)   (5,808,032)
   Shares Issued for Compensation                                           ---         ---          2,500,000     5,000,000
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992              3           300            13            26
   Amortization of Deferred Compensation Costs                              ---         ---           ---           ---
   Net (Loss) for the Year Ended June 30, 2001                              ---         ---           ---           ---

                                                                          --------- ------------- ------------- -------------
BALANCE - JUNE 30, 2001                                                    362,487  $ 36,248,675    11,480,267  $ 22,960,533

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992              1           100             8            16
   Amortization of Deferred Compensation Costs                              ---         ---           ---           ---
   Net Income for the Year Ended June 30, 2002                              ---         ---           ---           ---

                                                                          --------- ------------- ------------- -------------
BALANCE - JUNE 30, 2002                                                    362,488  $ 36,248,775    11,480,275  $ 22,960,549
   Purchase of Shares for Treasury in connection with REB Trustee           ---         ---           ---           ---
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992              1           100             3             6
   Amortization of Deferred Compensation Costs                              ---         ---           ---           ---
   Net Income for the Year Ended June 30, 2003                              ---         ---           ---           ---

                                                                          --------- ------------- ------------- -------------
BALANCE - JUNE 30, 2003                                                    362,489  $ 36,248,875    11,480,278  $ 22,960,555
                                                                          ========= ============= ============= =============

                                                                        Capital                  Treasury     Deferred
                                                                       in Excess                   Stock       Compen-
                                                                        of Par      (Deficit)     At Cost       sation    Total
                                                                      ------------ ------------- ----------  ----------  -----------
BALANCE - JUNE 30, 2000                                              $ 26,144,540 $ (45,003,895) (7,260,040)   (26,667) $33,870,852

   Treasury Shares Retired                                             (1,452,008)     ---        7,260,040    ---          ---
   Shares Issued for Compensation                                      (4,500,000)     ---         ---         ---          500,000
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992          (326)     ---         ---         ---          ---
   Amortization of Deferred Compensation Costs                            ---          ---         ---           5,000        5,000
   Net (Loss) for the Year Ended June 30, 2001                            ---        (2,402,142)   ---         ---       (2,402,142)

                                                                      ------------ ------------------------- ----------  -----------
BALANCE - JUNE 30, 2001                                              $ 20,192,206 $ (47,406,037)          0    (21,667) $31,973,710

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992          (116)     ---         ---         ---          ---
   Amortization of Deferred Compensation Costs                            ---          ---                       5,000        5,000
   Net Income for the Year Ended June 30, 2002                            ---         1,982,603    ---         ---        1,982,603

                                                                      ------------ ------------------------- ----------  -----------
BALANCE - JUNE 30, 2002                                              $ 20,192,090 $ (45,423,434)          0    (16,667) $33,961,313

   Purchase of Shares for Treasury in connection with REB Trustee         ---          ---       (1,614,073)   ---       (1,614,073)
   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992          (106)     ---         ---         ---          ---
   Amortization of Deferred Compensation Costs                            ---          ---         ---           5,001        5,001
   Net Income for the Year Ended June 30, 2003                            ---         5,233,826    ---         ---        5,233,826

                                                                      ------------ ------------------------- ----------  -----------
BALANCE - JUNE 30, 2003                                              $ 20,191,984 $ (40,189,608) (1,614,073)   (11,666) $37,586,067
                                                                      ============ ========================= ==========  ===========


See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                                                June 30,
                                                                      -----------------------------------------------------------
                                                                             2003                 2002                 2001
                                                                      -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                               $        5,233,826   $        1,982,603   $       (2,402,142)
                                                                      -----------------    -----------------    -----------------
  Adjustments to reconcile income to net cash provided
   by operating activities:
     Depreciation and Amortization                                             254,082              144,294               47,097
     (Gain) on Sale of Fixed Assets                                                  0              (77,577)             (81,733)
     Compensation for Common Shares Issued                                           0                    0              500,000
     Changes in Operating Assets and Liabilities -
      Increase (Decrease) in Restricted Cash & Investments                           0                    0            1,656,743
      (Increase) Decrease in Accounts Receivable                              (156,010)             805,703             (415,731)
      Decrease (Increase) in Other Assets                                       21,247             (304,316)            (720,559)
      (Increase) Decrease in Prepaid Expenses                                 (297,773)             171,409              750,273
      Increase (Decrease) in Accounts Payable and Accrued Expenses           2,217,821             (151,167)           2,876,062
                                                                      -----------------    -----------------    -----------------
     CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
      DISCONTINUED OPERATIONS                                                7,273,193            2,570,949            2,210,010
     CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES               14,939                    0           (1,011,785)
                                                                      -----------------    -----------------    -----------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     7,288,132            2,570,949            1,198,225
                                                                      -----------------    -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage                      (500,000)          (2,750,000)            (750,000)
    Deposits on Purchase of Additional Vessel                                 (300,000)                   0
    Investment in Port Lease                                                  (250,000)                   0
    Proceeds from Auction of Garden State Park Fixed Assets                          0            1,216,481                    0
    Capital Expenditures                                                    (1,363,809)            (480,615)                   0
    Loans made on Development Projects                                               0             (922,751)          (2,095,105)
    Decrease (Increase) in Other Investment Activity                           314,846             (108,040)             (17,983)
                                                                      -----------------    -----------------    -----------------
     CASH (USED IN) INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES                              (2,098,963)          (3,044,925)          (2,863,088)
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                              0                    0           20,000,000
                                                                      -----------------    -----------------    -----------------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (2,098,963)          (3,044,925)          17,136,912
                                                                      -----------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Related Party Loans                                          183,164                    0                    0
    Proceeds from Bank Financing                                               200,000                    0            1,650,000
    Principal Payments on Short Term Notes                                    (248,144)            (100,000)         (17,654,555)
    Decrease in Balances Due to/From Subsidiaries                               17,783                9,298           17,747,801
                                                                      -----------------    -----------------    -----------------
     CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES                                 152,803              (90,702)           1,743,246
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                          (17,783)              (9,298)         (19,005,177)
                                                                      -----------------    -----------------    -----------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       135,020             (100,000)         (17,261,931)
                                                                      -----------------    -----------------    -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    5,324,189             (573,976)           1,073,206
      LESS CASH AND CASH EQUIVALENTS  FROM DISCONTINUED OPERATIONS               2,843                9,298               16,962
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                      796,609            1,361,287              271,119
                                                                      -----------------    -----------------    -----------------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                 $        6,123,641   $          796,609   $        1,361,287
                                                                      =================    =================    =================

     Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
      Interest                                                      $          412,431   $           13,200   $          109,681
      Income Taxes                                                  $          115,983   $                0   $                0

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
          On November 13, 2002 parts inventory in the amount of $1,103,125 was recorded on the balance sheet as part of a non-cash transaction offset by existing liabilities.
          On Decemberr 13, 2002, the Company issued a promissory note in the amount of $1,648,403 including interest of $34,330 to purchase 3,228,145 shares of its Common Stock.

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

     (D) Spare Parts Inventory - Spare parts inventory consists of operating supplies, maintenance materials and spare parts. The inventories are carried at cost. Should the Trustee be able to exercise his right to take possession of the vessel, the Company may be required to forfeit the spare parts inventory if the book value of the assumed liabilities exceeds the current assets at the time of his possession. It is necessary that these parts be readily available so that the daily cruise operations are not cancelled due to mechanical failures.

     (E) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense consists of the write off of major vessel repairs and maintenance work normally completed at dry dock in the fall of each year. These expenses are written off during a one year period following the dry dock period. For the years ended June 30, 2003 and 2002, the amortized expense was $55,650 and $83,475, respectively.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (F) Net Assets of Discontinued Operations - At June 30, 2003 and 2002, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations."

     (G) Recent Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure provisions of this statement in fiscal 2003.

     Presently, the Company does not have any circumstances that would require the implementation of these standards. Accordingly, the Company believes the adoption of these statements will have no impact on its financial position or results of operations.

     (H) Revenue Recognition - The Company recognizes the revenues associated with the casino operation on the Palm Beach Princess as they are earned.

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

     (J) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2003, funds classified as cash and cash equivalents, which are primarily those of the Palm Beach Princess operations under debtor-in-possession, are only available under bankruptcy court approval guidelines.

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

     (M) Net Income  (Loss)  per Common  Share - In March  1997,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

     Income (Loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. On December 13, 2002, the Company purchased 3,228,145 shares of its Common Stock from the Trustee and have accounted for the transaction on the cost method of accounting for treasury stock. Options and warrants to purchase 4,046,500 shares of Common Stock at various prices per share, for the years ended June 30, 2003 and 2002 were not included in the computation of income per share because the exercise price of those options and warrants were above market value. Options and warrants to purchase 3,104,000 shares of Common Stock at various prices per share, for the year ended June 30, 2001 were not included in the computation of loss per share for those periods as their effect would have been anti-dilutive.

(2) ITG VEGAS, INC. CHAPTER 11 PLAN OF REORGANIZATION

     On January 3, 2003, ITG Vegas, Inc.("ITGV"), our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), which owns the Palm Beach Princess vessel, an unrelate entity owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition did not cover the parent company, ITB, nor any other of ITB's subsidiaries. The Palm Beach Princess continued to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As described in Note 12 below we had previously entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Trustee") the promissory note of MJQ Corporation for $13.75 million. We did not have funds necessary to complete that purchase by January 6, 2003, the date required for payment of the balance of such purchase price. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITGV (together with MJQ Corporation) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On September 12, 2003, the Bankruptcy Court issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 Cases of ITG Vegas, Inc. and MJQ Corporation (ITG Vegas, Inc. and MJQ Corporation being hereinafter called the "Debtors"). The Plan is a plan of reorganization under Chapter 11 of the Bankruptcy Code which was jointly proposed by the Debtors.

     On the effective date of the Plan (the "Effective Date"), all claims, debts, liens, security interests and encumbrances of and against the Debtors and against all property of their respective bankruptcy estates, which arose before confirmation, will be discharged, except as otherwise provided in the Plan or confirmation order. Post-confirmation, each of the Debtors will continue as reorganized debtors.

     The Plan includes the following principal features:

     1. On the Effective Date, all Allowed Administrative Expense Claims and all Allowed Priority Tax Claims and Allowed Priority Non-Tax Claims will be paid in full (to the extent not already paid).

     2. All pre-petition non-insider (non-affiliate), non-insured unsecured debt of the Debtors will be paid in two installments, one-half on the Effective Date and one-half (with interest thereon at 8% per year from the Effective Date) on the six month anniversary of the Effective Date. The holders of such unsecured pre-petition debt will receive security interests in the cash bank maintained on board the Vessel (approximately $700,000) and in all of the shore side furniture and equipment to secure the Plan payments to them. In addition, an amount equal to $70,000 will be paid monthly into escrow as further collateral for the holders of such debt. Through October 14, 2003, $1,286,051 has been placed in escrow towards the payments required for distribution.

     3. All non-insider claims covered by insurance will be entitled to payment in accordance with the insurance coverages. There are no policy limits on the Debtors liability coverages and the holders of these claims will be required to pursue the insurance proceeds for payment, except with respect to the deductible, for which the Debtors shall remain obligated.

     4. The Debtors principal creditor, Donald F. Conway as Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the Brennan Trustee), will receive payment in full of all obligations over a period not to exceed three years. Significantly, the Debtors obligations to the Brennan Trustee have been combined with the Companys indebtedness to the Brennan Trustee, for all of which the Debtors and the Company will be jointly and severally liable. All of the obligations to the Brennan Trustee will be secured by a first priority ship mortgage against the Vessel and, with certain exceptions, first priority security interests in all of the other assets of the Debtors, subject to the security interests being granted in favor of the pre-petition unsecured creditors as described in paragraph 2 above.

     5. The payment obligations to the Brennan Trustee will consist of the following:

     (a) The balance of the purchase price that had been payable by ITG Vegas for the purchase of the ship mortgage against the Vessel, in the amount of $9,750,000;

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (b) The balance of the Companys indebtedness to the Brennan Trustee in respect of the purchase of stock in the Company, in the principal amount of $1,511,035.70, plus interest thereon from December 13, 2002 to January 23, 2003 at 9% per annum and thereafter at 11% per annum until the Effective Date;

     (c) A new obligation of the Company for the purchase of an additional 450,000 shares of the Companys stock from the Brennan Trustee, at $0.50 per share, or $225,000;

     The amounts described in subparagraphs (a), (b) and (c) are collectively called the "Payment Obligations". A forbearance fee of $350,000 also shall accrue to the Brennan Trustee on the Effective Date, of which $100,000 will be payable on the Effective Date and the balance of $250,000 will be due on the earliest to occur of the date the Payment Obligation is paid in full, the third anniversary of the Effective Date, or any date on which ITG Vegas shall have monitized its receivable from OC Realty, LLC, an affiliate of the Company's Chairman and CEO.

     The Payment Obligation shall accrue interest at 12% per annum. Monthly payments of $400,000 will be required to be made to the Brennan Trustee, to be applied first to interest accrued and then to principal. In addition, the Brennan Trustee shall be entitled to payment of a Stay Bonus in the amount of $200,000 if the Payment Obligation shall not have been paid in full within 12 months after the Effective Date, and an additional $100,000 if the Payment Obligation shall not have been paid in full within 24 months after the Effective Date. Beginning with ITG Vegas' 2004 internal accounting year (commencing December 29, 2003) and annually thereafter, 75% of ITG Vegas' Free Cash Flow (as defined in the Plan) for the period shall be paid to the Brennan Trustee as a Sweep Payment, to be applied first to accrued and unpaid interest, then to principal on the Payment Obligation, and thereafter to any unpaid Forbearance Fee and Stay Bonuses.

     6. Restrictions are imposed under the Plan on ITG Vegas making payments to affiliated entities, including the parent company. Payment of indebtedness to affiliated entities of ITG Vegas generally will be subordinated and intercompany advances and transfers from ITG to affiliated entities generally will be prohibited, except that, if no default exists in the obligations to the Brennan Trustee, (i) $50,000 per month may be paid by ITG Vegas to MJQ Corporation in respect of the bareboat charter fee for use of the Vessel and (ii) $100,000 per month will be permitted to be paid by ITG Vegas to the Company under the Tax Sharing Agreement between them. The Company will enter into a Tax Sharing Agreement with ITG Vegas effective on the Effective Date, pursuant to which ITG Vegas will compensate the Company for the tax savings realized as a result of ITG Vegass inclusion in the Companys consolidated group of companies for federal income tax purposes, in the amount of $100,000 per month, provided that no such payments are permitted to be made if any default exists in respect of the obligations to the Brennan Trustee.

     The maximum amount of funds permitted to be upstreamed by ITG Vegas to the Company is $100,000 per month under the Tax Sharing Agreement (and, beginning in 2005, 25% of ITG's annual Free Cash Flow, as defined). The Company has no other source of funds presently available. For these reasons, and since the $100,000 per month tax sharing payment will be suspended at any time when the Debtors are not current in payment of their obligations to the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brennan Trustee, no assurance can be given that the Company will be able to function as a going concern and pay its debts as they become due.

     The foregoing summary of the Plan, the Payment Obligations to the Brennan Trustee and the terms thereof are not intended to be complete. For further information about the Payment Obligations and collateral therefor, the covenants of the Company and the Debtors, events of default and other terms agreed to in principle among the Debtors, the Company and the Brennan Trustee, reference is made to the Term Sheet for Plan of Reorganization which is attached as Exhibit A to the Plan and filed with the Securities and Exchange Commission on the Company's Form 8-K filed on September 22, 2003.

     ITG Vegas and the Company are attempting to negotiate a document entitled Amendment to Master Settlement Agreement with the Brennan Trustee, which would incorporate the above-described terms and other modifications to the Master
Settlement Agreement previously entered into by the Brennan Trustee, the Company, Palm Beach Princess, Inc. (predecessor of ITG Vegas, Inc.), MJQ Corporation and others. In the event the parties are unable to reach a definitive amendment agreement in that respect, the Term Sheet filed on Form 8-K with the Securities and Exchange Commission on September 22, 2003 and attached as Exhibit A to the Plan, together with certain additions and clarifications announced on the record at the confirmation hearing, will remain in effect as the modification to Master Settlement Agreement.

     7. All of the outstanding shares of stock in ITG Vegas are owned by International Thoroughbred Gaming Development Corporation (ITGD), which is a wholly owned subsidiary of the Company. While ITGD will pledge all of its shares of stock in ITG Vegas as additional collateral to the Brennan Trustee, in all other respects the Companys indirect stock ownership of ITG Vegas is not affected by the Plan.

     By reaching the foregoing consensual plan of reorganization by agreement with the Brennan Trustee, the Debtors have avoided the costs and delays of a contested confirmation hearing with their largest creditor and developed a Plan believed to be feasible.

(3) NOTES RECEIVABLE

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

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Brennan Bankruptcy Trustee (together with one-half of the interest paid by Realen under such note). The remaining $350,000 of the $700,000 note is classified in other current assets on our balance sheet as of June 30, 2003. As part of the settlement of the sculpture litigation, the party who sold us the sculptures, agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described in Note 10(A) below) by the same principal amount, $350,000, given up by us to the Trustee. As of October 14, 2003, Realen had not made the payment due to ITB in the amount of $350,000 which was due on November 30, 2002. On January 30, 2003, the Trustee instituted litigation against Realen and the Company demanding payment of the first $350,000. On August 18, 2003 the judge granted a summary judgement against Realen-Turnberry/ Cherry Hill, LLC in the sculpture litigation and dismissed a cross claim that Realen-Turnberry/Cherry Hill, LLC had brought against ITB.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  DEPOSITS  AND  OTHER  ASSETS -  RELATED  PARTIES
     The following items are classified as deposits and other assets (See Note 17 - Related Party Transactions):

                                                                                       June 30,
                                                                              -------------------------
                                                                                   2003        2002
                                                                              ------------  -----------
Loans to the Ft Lauderdale Project (OC Realty, LLC)             $  2,034,405                $ 2,067,363
Loan Transferred from Golf Course Project to OC Realty, LLC          735,584                        -0-
Note Receivable from Francis W. Murray *                           2,600,749                        -0-
Accounts Receivable from Francis W. Murray                            35,099                        -0-
Loans to Francis W. Murray                                            93,000                        -0-
Loan from Francis W. Murray                                         (250,000)
Accrued Wages due and Advances from Francis W. Murray               (404,204)
Advances (from) MJQ Corporation (FWM ownership)                     (330,813)
Advances to OC Realty, LLC                                            77,162
                                                                  -----------
Total Loans to OC Realty, LLC/Francis W. Murray                               $ 4,590,982

Accrued Interest on Loans to the Ft. Lauderdale Project (OC
Realty, LLC)                                                         606,553                    458,711
Accrued Interest Transferred from Golf Course Project to OC
Realty, LLC                                                     $    287,327
                                                                  -----------
Total Accrued Interest on Loans to OC Realty, LLC                                 893,880

Loans including accrued interest to the Golf Course Project in
California                                                                            -0-       911,169
Deposits on Port Lease                                                                -0-        75,000
Advances to MJQ Corporation (MJQ ownership)                                           -0-       521,583
Accounts Receivable from Frank Leo                                                 23,441        13,804
Accounts Receivable from Francis W. Murray                                            -0-        19,236
Goodwill on Purchase of GMO Travel                                                193,946           -0-

Assets Assigned from Leo Equity Group, Inc. (See Note 17):

Note Receivable from Michael J Quigley III*                                           -0-     2,600,749
Accounts Receivable from MJQ Corp                                                     -0-        21,000
Accounts Receivable from Ft Lauderdale Project                                        -0-         8,000
Loans to Francis W Murray                                                             -0-        93,000
Accounts Receivable from GMO Travel                                                   -0-       113,500
                                                                               -----------  ------------
         Total Deposits and Other Assets                                      $ 5,702,249   $ 6,903,115
                                                                               ===========  ============

* The note receivable from Francis W. Murray is non-recourse except to his stock in MJQ Corporation which stock was previously owned Michael J. Quigley and now owned by our CEO, Francis W. Murray, subject to our lien.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

    The following items are classified as deposits and other assets - non-related parties:


                                                  June 30,
                                          -----------------------
                                              2003        2002
                                          ----------  -----------
Loans to South American Gaming Projects   $      -0-  $   349,472
Port Lease Rights                            250,000          -0-
Deposit on Ship Purchase (See Note 10-D)     200,000          -0-
Other Misc. Assets                            85,239       25,252
                                           ----------  -----------
         Total                            $  535,239  $   374,724
                                           ==========  ===========

(6) DISCONTINUED OPERATIONS

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 2003 and 2002 consist of the following:

                                                          June 30,
                                                  ------------------------
Classified As:                                        2003         2002
                                                  -----------   ----------
Current Assets                                   $   399,785   $   415,166
Current Liabilities                                 (301,197)     (291,597)
                                                  -----------   ----------
         Net Assets of Discontinued Operations   $    98,588   $   123,569
                                                  ===========   ==========

     Cash flows from discontinued operations for the years ended June 30, 2003, 2002 and 2001 consist of the following:

                                                                      June 30,
                                                        -----------------------------------

                                                           2003      2002          2001
                                                        ---------- --------    ------------
Cash Flows From Discontinued Operating Activities:

      Income                                           $     -0-   $   -0-    $         -0-
                                                        ---------  --------    ------------

      Adjustments to reconcile income to net cash provided by discontinued operating activities

        Changes in Operating Assets and Liabilities of Discontinued Operations:

            Decrease (Increase) in Accounts Receivable    12,539       -0-       (1,030,285)

            Increase (Decrease) in Accounts and Purses
             Payable and Accrued Expenses                  2,400       -0-            1,000

            Increase in Deferred Revenue                     -0-       -0-           17,500
                                                        ---------  --------    ------------

      Net Cash Provided by Discontinued Operating
      Activities                                          14,939       -0-       (1,011,785)
                                                        ---------  --------    -------------

Cash Flows From Discontinued Investing Activities:

      Proceeds from Sale of Garden State Park                -0-       -0-       20,000,000
                                                        ---------  --------    ------------

      Net Cash (Used In) Provided by Discontinued
      Investing Activities                                   -0-       -0-       20,000,000
                                                        ---------  --------    ------------

Cash Flows from Discontinued Financing Activities:

      (Decrease) in Balances Due To/From Continuing
      Operations                                         (17,782)   (9,298)     (19,005,177)
                                                        ---------  --------    -------------

      Net Cash (Used In) Discontinued Financing
      Activities                                         (17,782)   (9,298)     (19,005,177)
                                                        ---------  --------    -------------

      Net (Decrease) Increase in Cash and Cash
      Equivalents From Discontinued Operations            (2,843)   (9,298)         (16,962)

        Cash and Cash Equivalents at Beginning of
        Year From Discontinued Operations                  2,527    11,825           28,787
                                                        ---------  --------    ------------

        Cash and Cash Equivalents at End of Year From
        Discontinued Operations                        $    (316)  $ 2,527    $      11,825
                                                        =========   =======    ============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) ACQUISITIONS AND DISPOSITIONS

     o    Fiscal 2003

     There were no acquisitions or dispositions during the year ended June 30, 2003.

     o    Fiscal 2002

     On July 18, 2001, we sold our condominium unit and an ownership interest in the Ocala Jockey Club that was located in Reddick, Florida. The sales price was $94,000 and the proceeds after closing fees and other expenses were $81,645. A gain of $77,577 was recognized during the first quarter of Fiscal 2002.

     o    Fiscal 2001

     On November 30, 2000, the Company, through its wholly-owned subsidiary, GSRT, LLC, closed on the sale of the Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen"). (See Note 3.)

     In June 2001, the Company conducted a five-day public auction of the equipment, furnishings and artwork that were excluded in the sale of the Garden State Park to Realen.

(8) INVESTMENTS

     Interest income for the fiscal years ended June 30, 2003, 2002, and 2001 was $81,039, $124,789, and $20,772, respectively. Related party interest income for the fiscal years ended June 30, 2003, 2002, and 2001 was $3420226 $350,833, and $101,772, respectively. There were no realized gains or losses resulting from the sale of trading securities for fiscals 2003, 2002 and 2001.

(9) LAND, BUILDINGS AND EQUIPMENT

     Land, buildings and equipment are recorded at cost. Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

Major classes of land, buildings and equipment consist of the following:

                                                               June 30,
                               Estimated Useful     ------------------------
                                Lives in Years         2003           2002
---------------------------- ---------------------  ----------    ----------

Leasehold Improvements              15-40          $   953,110   $      -0-

Equipment and Artwork                5-15            1,278,175      723,420
                                                     ---------    ----------

Totals                                               2,231,285      723,420

Less Accumulated Depreciation
 and Amortization                                      306,494      113,061
                                                     ---------    ----------

                                                   $ 1,924,791   $  610,359
                                                     =========    ==========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                         June 30, 2003         June 30, 2002
                                       Interest %  ------------------------ ---------------------
                                       Per Annum      Current    Long-Term   Current    Long-Term
                                       ----------- ------------ ----------- ----------  --------
International Thoroughbred Breeders,
Inc.:
------------------------------------
MCJEM, INC. (A)                           15%      $    132,000 $      -0- $   132,000 $     -0-

Chapter 11 Trustee (the "Trustee") for
the Bankruptcy Estate of Robert E.
Brennan (B)                               11%         1,511,036        -0-         -0-       -0-

Michael J. Quigley, III (C)               10%           900,000        -0-     900,000       -0-

Florida Bank, N.A. (D)           Prime + .25%           200,000        -0-         -0-       -0-

First Insurance Funding Corp.(E)        6.95%            28,117        -0-         -0-       -0-

Francis X. Murray (F)                      8%           159,164        -0-         -0-       -0-

William H. Warner(F)                      12%            24,000        -0-         -0-       -0-

Other                                 Various            25,000        -0-      30,280       -0-

ITG Vegas, Inc.:
------------------------------------
International Game Technology (G)          8%            16,709        -0-         -0-       -0-

Corporate Interiors (H)            Prime + 2%           121,468        -0-         -0-       -0-

Garden State Park:
------------------------------------
Service America Corporation (I)            6%           160,000        -0-     160,000       -0-
                                                    ------------ ---------- ----------- ---------

                 Totals                            $  3,277,494 $      -0- $ 1,222,280 $     -0-

 Net Assets of Discontinued
  Operations - Long Term                                    -0-        -0-         -0-       -0-

 Net Liabilities of Discontinued
  Operations - Long Term                               (160,000)       -0-    (160,000)      -0-

Related Party Notes                                    (183,164)       -0-         -0-       -0-
                                                    ------------ ---------- ----------- ---------
Totals                                             $  2,934,330 $      -0- $ 1,062,280 $     -0-
                                                    ============ ========== =========== =========

The effective Prime Rate at June 30, 2003 was 4%.


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

     (B) On December 13, 2002, we issued a twelve month promissory note in the amount of $1,648,403 including interest of $34,330 (the "Stock Purchase Note") bearing interest at 9% (increases to 11% after default) to Donald F. Conway, the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert E. Brennan for the purchase of 3,228,146 shares of our common stock held or claimed by the Trustee. The first principal payment of $137,367 was also paid on that date. At June 30, 2003, the principal balance on the note was $1,511,036. The Stock Purchase Note is secured by a security interest in proceeds and payments receivable under the $10 million Realen Note. A principal payment of $137,367 was made in December 2002. We are currently in default on the monthly payments of principal and interest from January 13, 2003 through October 14, 2003. (See
Note 12)

     (C) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The loan is secured by a pledge of the $10 million Realen Note, which is subordinate to the security interest of the Trustee which

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

secures the Stock Purchase Note and by a pledge of the $23 million Turnberry Note. As of October 14, 2003, the remaining balance of $900,000 of the loan is due on demand.

     (D) On March 19, 2003, we issued a two month promissory note in the amount of $200,000 bearing interest at prime plus .25% to Florida Bank, N.A. The proceeds of such note were used to fund a escrow deposit in connection with a charter/purchase of an offshore gaming vessel. The escrow deposit was returned to us on May 7, 2003 following the expiration of the negotiation period, and we have satisfied the note to Florida Bank, N.A. (See Note 20)

     (E) Our directors and officers liability policy was financed by First Insurance Funding Corp. for a $314,677 one year promissory note at a 6.95% interest rate. At June 30, 2003, the principal balance on the note was $28,117.

     (F) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at June 30, 2003 was $159,164. On February 3, 2003, we issued a promissory note for $20,000 bearing interest at 12% to William H. Warner, Secretary of the Company. On June 30, 2003, Mr. Warner advanced to the Company an additional $4,000. The proceeds from the all the related party loans were used as working capital.

     (G) On December 6, 2002, Palm Beach Princess, Inc. issued a twenty four month promissory note in the amount of $21,000 bearing interest at 8% to International Game Technology for the purchase of gaming equipment. A payment of $2,100 was paid on delivery of the equipment and 23 consecutive monthly installments of $854.80 were to be paid on the balance. As a result of the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code, payments have been delayed until the effective date of the Plan of Reorganization (See Note 2). At June 30, 2003, the principal balance on the note was $16,709.

     (H) On April 30 2003, ITG Vegas, Inc. issued a one year promissory note in the amount of $161,958 bearing interest at prime plus 2% to Corporate Interiors for the purchase of office furniture. Monthly payments of $13,496.46 are being paid on the note. At June 30, 2003, the principal balance on the note was $121,468.

     (I) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and on December 28, 2003. The payment due on December 28, 2002 has not been made as of October 14, 2003.

(11) INCOME TAX EXPENSE

     In the event the Company incurs income taxes in the future, any future income tax benefits resulting from the utilization of net operating losses and other carryforwards existing at June 30, 1993 to the extent resulting from a quasi-reorganization of the Company's assets effective June 30,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1993, including those assets associated with the possible sale of the Garden State Property, will be excluded from the results of operations and credited to paid in capital.

     The Company's income tax expense for the years ended June 30, 2003 and 2002 relates to state income taxes for its Palm Beach Princess operations.

     The Company has net operating loss carryforwards aggregating approximately $147,000,000 at June 30, 2003 expiring in the years June 30, 2004 through June 30, 2021. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $58,800,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

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

The Company has the following carryforwards to offset future taxable income at June 30, 2003:

            Net Operating Loss                   Year End
               Carryforwards                 Expiration Dates
               -------------                 ----------------

               $ 20,000,000                     6/30/2004

                 15,600,000                     6/30/2005

                 11,700,000                     6/30/2006

                  4,300,000                     6/30/2007

                 95,400,000                     6/30/2008
              --------------                through 6/30/2021
               $147,000,000
              =============

(12) COMMITMENTS AND CONTINGENCIES

     See Note 2 for additional commitments and contingencies with respect to the Chapter 11 Bankruptcy filing.

     See Note 17 for additional commitments and contingencies of the Company and transactions with related parties.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded options to purchase 2,000,000 shares of our Common Stock. On January 4, 2003, we began deferring payments of compensation due to Mr. Murray which as of June 30, 2003 total $404,204 due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code.

     We are responsible for remediation costs associated with an environmental site on the Freehold Raceway property. We have accrued what we believe to be the total cost of remediation. At June 30, 2003, the remaining balance of such accrual was $130,398 for remediation costs. The remediation work has been delayed due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time, we are unable to predict the effects that such delays may cause.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payment due on December 28, 2002 has not been made as of October 14, 2003.

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

     As permitted by the Master Settlement Agreement with the Trustee, we have entered into a bareboat charter with MJQ Corporation, pursuant to which we have chartered the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as a charter hire fee to the vessel's owner, MJQ Corporation. Other parties to the Master Settlement Agreement include MJQ Corporation, Leo Equity Group, Inc. and Francis
W. Murray, our Chairman, who is also a director and officer of MJQ Corporation and a director of Leo Equity Group, Inc. In October 2002, Mr. Murray purchased the stock of MJQ Corporation and effective October 27, 2002 we purchased the stock of Leo Equity Group, Inc. (See Note 17 , Related Party Transactions.)

     In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary (which has been merged into ITGV) we entered into a Purchase and Sale Agreement which provides for our purchase from the Trustee of the promissory note of MJQ Corporation, having an original balance of principal and interest of approximately $15.7 million and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"). The purchase price payable by us for the Ship Mortgage Obligation is $13.75 million. We began

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

making payments on account of such purchase price effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continued under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment was to be due. However, before July 31, 2002, we exercised our right to extend the time for payment of the balance of the purchase price for up to three (3) additional months, to October 31,2002, by paying fees of $70,000 for the first one month extension, an additional $80,000 for the second month extension and an additional $100,000 for the third month extension. On October 30, 2002, the Master Settlement Agreement was amended to provide for a further extension of the due date for payment of the $9.75 million balance under the Purchase and Sale Agreement until January 6, 2003, in consideration of our payment of $220,000 as an extension fee. On January 3, 2003, we did not have the funds to complete the purchase by January 6, 2003 and the Trustee denied our request for a further extension of the January 6, 2003 due date. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITGV, successor by merger to our subsidiary the Palm Beach Princess, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. MJQ Corporation, the entity which owns the vessel, also filed for relief under Chapter 11 of the Bankruptcy Code. The Trustee is the largest creditor in the MJQ/ITGV cases, and his position is secured by a mortgage against the vessel. In order to re-organize under a Chapter 11 plan on a basis under which we would continue to operate the vessel, we will need to pay or provide for payment of a minimum of $9.75 million payable to the Trustee plus approximately $1.3 million of debt to unsecured creditors of ITGV (excluding debt to related parties). Through October 14, 2003, $1,286,051 has been placed in escrow towards payments required to be distributed to creditors. The Bankruptcy Court has required and approved ITGV to pay interest on said $9.75 million monthly to the Trustee at an interest rate of 12% per year. Interest of $384,658 has been paid through June 30, 2003.

     The second agreement which we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Purchase Agreement. Under this Agreement, which superseded all prior agreements and understandings between us and the Trustee for the purchase of our common stock held or claimed by the Trustee, we agreed to purchase up to approximately 2,235,000 shares of our common stock at a purchase price of $0.50 per share on July 11, 2002. We desired to purchase these shares in order to preserve our net operating loss carryforwards which otherwise may be lost if the shares are transferred. As collateral security for our payment of the purchase price for these shares, we granted to the Trustee a security interest in all proceeds of (including all payments that might be made in the future under) the $10 million Realen Note, described in Note 2 above. We were unable to pay the purchase price under the Stock Purchase Agreement on July 11, 2002 (which price, at that date, was $892,500 for 1,785,000 shares). On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until December 13, 2002 at which time the Trustee agreed to accept payment of the purchase price for 3,228,145 shares (including additional shares over which the Trustee obtained control) in the form of a twelve month promissory note bearing interest at 9%(increasing to 11% after default) in the amount of $1,648,402 including interest of $34,330. (See Note 10(B).) Should the Trustee obtain control over an additional 450,000 shares, we are further obligated to purchase those shares at $0.50 per share. A principal payment of $137,367 was made in December 2002. We are currently in default on all monthly payments of principal and interest that were due to the Trustee from January 13, 2003 through May 13, 2003.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Through ITGV, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective, as modified,May 5, 2003. The term of the initial lease is five years at $183,200 per year payable monthly. We are also required to make tenant improvements to the new space in a minimum amount of $333,000, however that the actual cost to make the improvements was approximately $950,000. We will have the right to a credit of up to the minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

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

The following summarizes commitments on non-cancelable contracts and leases as of June 30, 2003:

                                         Year Ended June 30,
                      -----------------------------------------------------
                                                                               There-
                          2004        2005      2006       2007       2008     after      Total
                      -----------  --------- ----------  --------- ---------   ------  -----------
Employee Contracts
(excluding severance
agreements)           $ 1,190,500 $ 722,884  $  155,000  $     -0- $     -0-  $  -0-  $  2,068,383

Operating Leases          331,119   209,891     197,941    116,603    97,169     -0-       889,550

Casino Contracts          142,137       -0-         -0-        -0-       -0-     -0-       142,137
                      -----------  --------- ----------  --------- ---------  ------  --------------
               Total  $ 1,663,756 $ 932,775  $  352,941  $ 116,603 $  97,169  $  -0-  $  3,100,071
                      ===========  ========= ==========  ========= =========  ======  ==============

     The above chart does not include payments to the Brennan Trustee which are still being negotiated.

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

     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003. (See Note 2.)

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 2003, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our $33 million notes receivable, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined (See Note 3).

(14) RETIREMENT PLANS

     The Company maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering all its non-union full time employees who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $12,000 factored for inflation annually). The Company's expense totaled $34,021, $40,901 and $36,863 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

(15) STOCK OPTIONS AND WARRANTS

     (A) EMPLOYEE AND NON-EMPLOYEE OPTIONS

     On October 16, 2000, the Company awarded options to purchase 6,500 shares of the Company's Common Stock to various employees as part of annual compensation. On January 7, 2002, Mr. Francis W. Murray and Mr. William H. Warner were awarded options to purchase 2,000,000 and 75,000 shares, respectively, of the Company's Common Stock, expiring December 31, 2010, with an exercise price of $0.26875 per share. These options replaced options for the same number of shares which had been granted to them in December, 2000 under an Incentive Stock Option Plan. Such Incentive Stock Option Plan and the options granted under it terminated under the Plan's requirement that if approval of Plan by the Company's common stockholders shall not be obtained within twelve months from the date the Incentive Plan was adopted by the Board, the Incentive Plan and all options then outstanding under it automatically will terminate and be of no force or effect.

     The Company's 1994 Employees' Stock Option Plan ("Option Plan"), remains in effect. The Option Plan was approved by the Company's Board and stockholders in December 1994, and permits the grant of options to purchase up to 475,000 shares of Common Stock, at a price per share no less than 100% of the fair market value of the Common Stock on the date the option is granted. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the Company's outstanding Common Stock. The Option Plan provides for the granting of both incentive stock options intended to qualify under section 422 of the Code, and non-qualified stock options which do not qualify. No option may have a term longer than 10 years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). Options under the Option Plan are non-transferable except in the event of death and are only exercisable by the holder while employed by the Company. Unless the Option Plan is terminated earlier by the Board, the Option Plan will terminate in June 2004. As of June 30, 2003, no options were outstanding under this Option Plan.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition to the non-qualified options granted to Messrs. Murray and Warner described above, the Company has granted non-qualified stock options for the purchase of Common Stock to employees and directors of the Company that are not part of the above mentioned Option Plan. These options have been granted with terms of five and ten years. These options have been granted at prices per share that have been below, equal to or above the fair market value on the grant date. At June 30, 2003, total employee options outstanding were 3,111,500 and total non-employee options outstanding were 225,000.

     The following table contains information on stock options for options granted from the Plan and options granted outside the Plan for the three year period ended June 30, 2003:

                                                   Stock Options
                                                   -------------

                                                      Exercise          Weighted
                                      Number        Price Range         Average
                                    of Shares        Per Share          Price
                                 ---------------  ---------------      ---------

  Outstanding at June 30, 2000        1,355,000     $1.00 - $5.00      $ 4.37

  Granted during FYE 6/01             2,081,500    $0.269 - $1.00      $ 0.283
                                 ---------------
  Outstanding at June 30, 2001        3,436,500    $0.269 - $5.00      $ 1.89

  Canceled during FYE 6/02           (2,175,000)   $0.269 - $5.00      $ 0.489

  Granted during FYE 6/02             2,075,000    $0.269              $ 0.269
                                 ---------------
  Outstanding at June 30, 2002
   and 2003                           3,336,500    $0.269 - $5.00      $ 1.59
                                 ===============


                                                       Exercise        Weighted
                                                      Price Range      Average
                                   Option shares      Per Share         Price
                                  ---------------  -----------------  ---------

 Exercisable at June 30:

 2001                                3,436,500      $ 0.269 - $5.00     $1.89
                                  ---------------  -----------------  ---------

 2002                                3,336,500      $ 0.269 - $5.00     $1.59
                                  ---------------  -----------------  ---------

 2003                                3,336,500      $ 0.269 - $5.00     $1.59
                                  ---------------  -----------------  ---------

                                                   -----------------
 Options available for future
 grant under the Plan at June 30:                       1994 Plan
                                                   -----------------

 2001                                                   475,000

 2002                                                   475,000

 2003                                                   475,000

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at June 30, 2003:

                                                                          Ranges                      Total
                                                         -------------------------------------    -------------
Range of exercise prices                                 $0.20 - 0.50  $1.00 - 4.625     $5.00     $0.20 - 5.00
                                                         ------------  -------------     -----     ------------

Outstanding options:

   Number outstanding at June 30, 2003                      2,281,500        755,000   300,000        3,336,500
                                                        ---------------------------------------   --------------
   Weighted average remaining contractual life (years)           7.14           2.82      3.50             5.48
                                                        ---------------------------------------   --------------
   Weighted average exercise price                               0.29           4.17      5.00             1.59
                                                        ---------------------------------------   --------------

Exercisable options:

   Number outstanding at June 30, 2003                      2,281,500        755,000   300,000        3,336,500
                                                        ---------------------------------------   --------------
   Weighted average exercise price                               0.29           4.17      5.00             1.59
                                                        ---------------------------------------   --------------

     Prior to July 1, 2002 we accounted for all stock option grants under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income before fiscal 2003, as all stock option grants had an exercise price equal or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. Stock option grants under the 1995 Plan vest over periods ranging from six months to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for fiscal 2003 is less than that which would have been recognized if the fair value based method had been applied to all stock option grants since the original effective date of SFAS No. 123. As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, the following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding stock option grants in each period.


                                                Years Ended June 30,
                                                --------------------
                                         2003          2002          2001
                                         ----          ----          ----
Net Income (Loss): As Reported

Income (Loss)                     $   5,233,827 $  1,982,603 $  (2,402,142)
                                    ------------  -----------   ------------
Net Income (Loss)                 $   5,233,827 $  1,982,603 $  (2,402,142)
                                    ------------  -----------   ------------


Pro Forma Net Income (Loss)

Income (Loss)                     $   5,233,827 $  1,671,353  $ (2,498,508)
                                    ------------  -----------   ------------
Net Income (Loss)                 $   5,233,827 $  1,671,353  $ (2,498,508)
                                    ------------  -----------   ------------

Net Income (Loss) Per Share -
Basic and Diluted: As Reported

Income (Loss)                     $        0.54 $       0.17  $      (0.24)
                                    ------------ -----------   ------------
Net Income (Loss)                 $        0.54 $       0.17  $      (0.24)
                                    ------------ -----------   ------------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Net Income (Loss) Per Share

Income (Loss)                     $        0.54 $       0.15  $      (0.25)
                                    ------------  -----------   ------------

Net Income (Loss)                 $        0.54 $       0.15  $      (0.25)
                                    ------------  -----------   ------------

(B) WARRANTS

     During the fiscal years ended June 30, 1996, 1997 and 1999, the Company issued 925,000, 746,847 and 932,153, respectively of warrants to purchase Common Stock in connection with financing activities. During Fiscal 2002, 1,894,000 of those warrants expired. All outstanding warrants are exercisable at June 30, 2003. The fair value of warrants issued during the year ended June 30, 1999 were accounted for as financing expense.

     Warrants have been granted to acquire Common Stock at various prices above, below and at fair market value at the date of grant. The following table contains information on warrants for the three-year period ended June 30, 2003:

                                                            Warrants
                                                            --------

                                                            Exercise    Weighted
                                              Number      Price Range   Average
                                            Of Shares      Per Share     Price
                                            ---------      ---------     -----

Outstanding at June 30, 1999, 2000 and 2001  2,604,000   $2.50  - $5.25  $4.25

Expired During Fiscal 2002                  (1,894,000)  $4.375 - $5.25  $4.68
                                           ------------
Outstanding at  June 30, 2002 and 2003         710,000   $2.50  - $4.00  $3.08
                                           ============

(16) DIVIDENDS

     The Company is required to pay to the holders of the Company's Series A Convertible Preferred Stock ("Preferred Stock") a cash dividend from any net racetrack earnings, as defined, of Garden State Park. No dividends were required for fiscals 2003, 2002 and 2001. Since the Company has sold Garden State Park, no dividends will ever be paid on the Preferred Stock except on liquidation of the Company. The Preferred Stock has liquidation rights of $100 per share.

(17) RELATED PARTY TRANSACTIONS

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, as of December 26, 2002, was 64%. At December 26, 2002, loans of $735,584 were outstanding on such project and we had accrued $155,945 of interest due on the loans. On December 26, 2002, the limited partnership's indebtedness to us was assumed by OC Realty,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LLC, a Florida limited liability company which is owned by Francis W. Murray and which owns the second real estate project described below. Such indebtedness is due December 31, 2004 and bears an interest rate of 6%.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of June 30, 2003, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $606,553 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested in OC Realty by a joint venture partner plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project.

     In order to raise the capital which with to proceed in the development of the Ft. Lauderdale property, OC Realty has placed the Ft. Lauderdale property in a joint venture in connection with which the other joint venture partner will fund up to $6.5 million for development and receive a 50% equity interest. Our loan will be payable out of 100% of the cash flows after repayment of debt and the new investor's capital investment and the participation interest will be payable out of OC Realty's 50% interest.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The principal balance on the note at June 30, 2003 is $900,000 and we have accrued interest through that date in the amount of $231,014. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million Turnberry Note. On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement. As of October 14, 2003, the loan is due on demand. (See Note 10.)

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

     Also we entered into an agreement to purchase all of the shares of outstanding stock of Leo Equity Group, Inc. Mr. Francis W. Murray has been a director of Leo Equity Group, Inc. Closing on the Leo Equity Group, Inc. stock purchase occurred effective October 27, 2002. The purchase price payable by us for the stock in Leo Equity Group, Inc. was $250,000, payable without interest in 10 monthly installments of $25,000 each. As of March 31, 2003, this note was paid in full. We also agreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 200,000 shares of our common stock, from $4.00 per share to $0.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the Trustee under the Stock Purchase Agreement. The purpose of such acquisition was to enable us to obtain the lease and operating agreement with the Port of Palm Beach District which had been owned by Leo Equity Group, Inc. During the period we made the $25,000 monthly installments to Mr. Leo and before the note was paid in full, we made advances on Mr. Leo's behalf. These advances totaled $23,439 as of June 30, 2003.

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan included a final settlement by the Trustee with numerous parties. Among those parties were Frank A. Leo, Leo Equity Group, Inc., Michael J. Quigley III and MJQ Corporation. During the quarter ended March 31, 2002 we charged Leo Equity Group $3,000,000 and MJQ Corporation $1,000,000 for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Trustee. Prior to our acquisition of Leo Equity Group, Inc., Leo Equity Group, Inc. assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, in payment of this obligation. That $2.6 million debt from Mr. Quigley was assumed by Francis W. Murray when he purchased the MJQ Corporation shares and is a non-recourse obligation which is payable solely from pledged shares of his stock in MJQ Corporation. Mr. Murray purchased the MJQ Corporation stock subject to our lien securing payment of that debt. We have deferred all income from these transactions until such time as payment is received.

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. The note is due on demand and interest is payable monthly. As of June 30, 2003,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the balance of the note was $250,000 and is classified as Deposits and Other Assets - Related Parties on the balance sheet as an offset to previous advances to Mr. Murray.

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

     Francis X. Murray, President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO has agreed to loan the company up to $225,000 in the form of a line of credit. As of June 30, 2003 and October 14, 2003 these loans totaled $159,164. (See Note 10)

     Mr. Francis X. Murray guaranteed on the Company's behalf, a loan from Florida Bank, N.A. in the amount of $200,000 which was also used as a deposit on the second gaming vessel (which deposit was returned to the bank on July 7, 2003). The Company agreed to indemnify Mr. Murray for the guaranteed obligation with respect to this loan.

(18) TREASURY SHARES PURCHASED

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,145 shares of its Common Stock from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited, but in our opinion includes all necessary adjustments for a fair presentation of the interim results:

                                                 Fiscal 2003
                               -------------------------------------------------

                              4th Quarter   3rd Quarter  2nd Quarter 1st Quarter

Revenues                     $  9,347,965  $ 8,890,400  $ 6,907,111  $ 6,419,175

Net Income                   $  2,347,241  $ 1,878,471  $   595,001  $   413,114

Net Income Per Share         $       0.21  $      0.23  $      0.06  $      0.04

                                                 Fiscal 2002
                               -------------------------------------------------

                              4th Quarter   3rd Quarter  2nd Quarter 1st Quarter

Revenues                     $  6,783,534  $ 8,050,016  $ 5,060,359  $ 6,161,682

Net Income                   $    501,828  $ 1,852,916  $  (827,269) $   455,128

Net Income (Loss) Per Share  $       0.04  $      0.16  $     (0.07) $      0.04

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) SUBSEQUENT EVENTS

     (A) On July 7, 2003, the $200,000 note to the Florida Bank, N.A was satisfied (See Note 10-D).

     (B) On September 12, 2003, the United States Bankruptcy Court for the Southern District of Florida issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 Cases of ITG Vegas, Inc., the Company's wholly owned subsidiary, and an affiliated entity, MJQ Corporation (the sole stockholder of which is Francis W. Murray, the Registrant's Chairman and Chief Executive Officer) (ITG Vegas, Inc. and MJQ Corporation being hereinafter called the "Debtors"). ITG Vegas, Inc. is the Registrant's principal operating subsidiary. It operates the vessel Palm Beach Princess (the "Vessel"), a casino and entertainment cruise ship based at the Port of Palm Beach, Florida. The Vessel is owned by MJQ Corporation and chartered, under a bareboat charter, to ITG Vegas, Inc. The Plan is a plan of reorganization under Chapter 11 of the Bankruptcy Code which was jointly proposed by the Debtors. (See Note 2)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. CONTROLS AND PROCEDURES

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below is certain information regarding our directors and executive officers:


Name                            Age      Position
----                            ---      --------
Francis W. Murray                 62     Chairman of the Board, President and
                                         Chief Executive Officer
James J. Murray                   64     Director
Walter ReDavid                    77     Director
Robert J. Quigley                 74     Director

--------------------------------------------------------------------------------

     Set forth below is certain biographical information with respect to each director, including his principal occupation and employment during the past five years. The Company does not stand committees such as audit or compensation, instead, the full board performs such roles.

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

     Robert J. Quigley. Mr. Quigley has been a director since 1980. Since 2002, Mr. Quigley has served as an officer of one of our subsidiaries which was formed to develop foreign gaming opportunities. From February 1996 until October 15, 1997, and again from 1999 until October 10, 2000, Mr. Quigley served as our President. Mr. Quigley also served as President from 1988 until July 1992. Between November 1995 and May 1996, Mr. Quigley served as our Chairman of the Board and acting Chief Executive Officer. From July 1992 until November 1995, Mr. Quigley was President and Chief Operating Officer of Retama Park Association, Inc., a racetrack facility in San Antonio, Texas.

Executive and Other Key Officers

              Our executive and other key officers, in addition to
                         Mr. Francis W. Murray, include:
--------------------------------------------------------------------------------
Name                       Age   Position
----                       ---   --------

William H. Warner          58    Secretary

Christine E. Rice Newell   58    Assistant Treasurer and Controller

Francis X. Murray          37    Vice President and CEO of ITG Vegas, Inc.
                                 (ITGV) (surviving company of merger of Palm
                                 Beach Princess, Inc. And ITGV)

Jerry Winters              43    Treasurer and CFO of ITG Vegas, Inc.

Stephen Flood              43    Vice President of Casino Operations, ITG Vegas,
                                 Inc.
--------------------------------------------------------------------------------

     William H. Warner. Mr. Warner was appointed our Secretary in October 2000. Mr. Warner served as Treasurer and Chief Financial Officer from 1983 until October 15, 2002. Mr. Warner resigned from his Treasurer and CFO positions over his concerns that the Company may not maintain its Director and Officer's insurance policy in the future. The limits of the policy have been reduced significantly from Fiscal 2001 levels due to cash flow shortages. Mr. Warner is a certified public accountant, and prior to joining us, was employed in public accounting for 11 years.

     Christine E. Rice Newell. Ms. Rice Newell has been our Assistant Treasurer and Controller since 1990. From 1986 until 1990, Ms. Rice Newell was our Corporate Accounting Manager. Ms. Rice Newell is a certified public accountant.

     Francis X. Murray. Mr. Murray, son of our Chairman and CEO, has, since April 2001, been Vice President of our ITGV subsidiary,(surviving company of the merger of Palm Beach Princess, Inc. and ITGV) which operates the cruise ship M/V Palm Beach Princess and related offshore gaming business. He has also been President of MJQ Corporation since May of 1999, which corporation owns the M/V Palm Beach Princess and operated the cruise and offshore gaming business from May 1999 until chartering the vessel to Palm Beach Princess, Inc. in April, 2001. Prior thereto, Mr. Murray was President (January 1999 to May 1999), and Vice President and General Manager (February 1998 to January 1999) of Palm Beach Casino Line, a division of Leo Equity Group, Inc. which operated the vessel M/V Palm Beach Princess; and in 1997-98 was a consultant for Leo Equity Group, Inc.

     Jerry Winters. Mr. Winters has been Treasurer and Chief Financial Officer of our ITG Vegas, Inc. subsidiary since its inception in April 2001. He has also been Treasurer and CFO of MJQ Corporation since March 1999. Prior thereto, Mr. Winters was CFO for Home Care America, Inc. (March 1998 to March 1999) and regional CFO for Vencor, Inc., (March 1996 to March, 1998). Mr. Winters is a certified public accountant.

     Stephan Flood. Mr. Flood joined the previous owners of the Palm Beach Princess in May 1994. From 1997 he served as a casino manager until January 2000 when he assumed his current position of Vice President, Casino Operations. In that position, Mr. Flood is responsible for management and direction of all aspects of the company's casino operations, including casino marketing, tracking and customer service. Prior to joining the company Mr. Flood was employed in a range of casino positions by Norwegian Cruise Line, Premier Cruises, Lucayan Beach Casino and Charlie Chester's London Casino. He holds licenses issued by British casino regulatory authorities.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for fiscal year 2003.

Involvement in Certain Legal Proceedings

     In February, 2002, Robert J. Quigley and William H. Warner, without admitting or denying the allegations, settled a cease and desist order instituted by the Securities and Exchange Commission relating to filings made in Fiscal 1997, which included findings by the Commission that Messrs. Quigley and Warner committed and caused violations of the reporting, record keeping and internal control provisions of the Securities Exchange Act of 1934 (the "Exchange Act") by causing the Company to improperly disclose and account for certain related party transactions involving the Company's former chief executive officer. Without admitting or denying the Commission's findings, Mr. Quigley consented to the issuance of an order that he cease and desist from causing any violation or future violation of Section 13(a) of the Exchange Act and Rules 12b- 20 and 13a-13 thereunder and from committing any violation and any future violation of Rule

13b2-2. Also without admitting or denying the Commission's findings, Mr. Warner consented to the issuance of an order that he cease and desist from causing any violation or future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder and from committing any violations and any future violations of Rules 13b2-1 and 13b2-2.

Item 11. Executive Compensation

     The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 2003, 2002 and 2001 to the individuals who served as our chief executive officer during fiscal year 2003 and other executive officers of the Company who earned more than $100,000 during fiscal year 2003 (collectively, the "Named Executives"):

                                                                         Long-Term
                                                                        Compensation
                                         Annual Compensation               Awards
                                         -------------------               ------
                                                                         Securities         All
Name and                                                   Other Annual  Underlying        Other
Principal Position       Year    Salary         Bonus      Compensation    Options     Compensation
                                   ($)           ($)           ($)           (#)            ($)
------------------       ----    ----------      ---         ---------       ---           ---------
Francis W. Murray,       2003    402,596(1)      -0-         11,503(3)       -0-           14,733(5)
President, Chief         2002    387,404         -0-         17,049      2,000,000(4)      18,658
Executive Officer and    2001    278,654       500,000(2)    17,011          -0-           18,537
Chief Financial
Officer

Francis X. Murray,       2003    301,154        88,628(7)    11,647(8)       -0-          21,137(9)
Vice President of ITG    2002    277,885       135,320       11,423          -0-          21,930
Vegas, Inc.              2001     63,462(6)     12,000        1,904          -0-           1,074

William H. Warner,       2003    171,635         -0-          9,780(10)      -0-          10,717(12)
Secretary                2002    176,346         -0-          3,244         75,000(11)    18,650
                         2001    123,693         -0-           -0-           -0-          15,430

(1) Consists of $212,692.48 in salary paid to Mr. Murray and $189,904 of salary earned through June 30, 2003 but deferred.

(2) In recognition of Mr. F. W. Murray's efforts in successfully settling the significant litigation in Delaware involving Mr. DeSantis, successfully closing the transactions involving the sale of our real properties located in Las Vegas, Nevada and Cherry Hill, New Jersey, paying off all of our bank debt and acquiring valuable interests in the profits from development of the properties sold, we awarded a bonus to Mr. Murray of $500,000, payable solely in shares of our common stock valued at $0.20 per share, which was determined by the Board of Directors to equal or exceed the fair market value per share of our common stock. Accordingly, such compensation was paid in the form of 2,500,000 shares of our common stock.

(3)  Consists of monthly automobile lease payments.

(4) Represents the number of shares under options granted in fiscal 2002. Such options replaced options for the same number of shares which had been granted in fiscal 2001 and terminated in fiscal 2002.

(5) Fiscal 2003 amounts consist of $2,733 of life and long-term disability insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. F. W. Murray and $12,000 contributed by the Company under the Company's 401(k) plan.

(6)  Includes compensation in Fiscal 2001 from April 30, 2001 to June 30, 2001.

(7)  Bonus earned through June 30, 2003 but deferred.

(8)  Consists of monthly automobile lease payments.

(9) Fiscal 2003 amounts consist of $877 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. F. X. Murray, $1,315.39 contributed by the Company under MJQ's 401(k) plan and $19,822 of golf membership dues as provided with an MJQ employment contract.

(10) Consists of monthly automobile allowance which was deferred by Mr. Warner.

(11) Represents the number of shares under options granted in fiscal 2002. Such options replaced options for the same number of shares which had been granted in fiscal 2001 and terminated in fiscal 2002.

(12) Fiscal 2003 amounts include $1,967 of life and long-term disability insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner and $8,750 contributed by the Company under the Company's 401(k) plan.


Stock Options Grants

     There were no stock options granted to the Named Executives during Fiscal Year 2003.

Stock Option Exercises and Holdings

     The following table sets forth the value of options held by each of the Named Executives at June 30, 2003. None of the Named Executives exercised any options during fiscal year 2003.

     Aggregated Option Exercises in 2003 and Option Values at June 30, 2003
--------------------------------------------------------------------------------------------------------

                                             Number of Securities Underlying   Value of Unexercised
                                             Unexercised Options               In-the-Money Options
                                             at June 30, 2003 (#)              at June 30, 2003 ($)(1)

                   Shares        Value
                   Acquired on   Realized
Name               Exercise (#)  ($)         Exercisable       Unexercisable   Exercisable  Unexercisable
Francis W. Murray        --       --           2,300,000                   0             0              0
William H. Warner        --       --              75,000                   0             0              0
---------------------------------------------------------------------------------------------------------

(1) The value of unexercised in-the-money options is based on the difference between the last reported sale price of a share of common stock as reported on the Pink Sheets on June 27, 2003 ($0.28) and the exercise price of the options, multiplied by the number of options.

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

     In connection with the bareboat charter with MJQ Corporation we are obligated to honor several employment contracts between key executives and MJQ Corporation. Should we be successful in purchasing from the Trustee the promissory note of MJQ Corporation, it is our intention to honor these employment contracts. A contract for Named Executive, Francis X. Murray, provides for a base salary of $275,000, $290,000 and $310,000 respectively during calendar years 2001, 2002 and 2003. Additionally the contract provides for an annual bonus of up to 30% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club and other expense allowances.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to the beneficial ownership, as of October 10, 2003, of each person who we knew to be the beneficial owner of more than 5% of our common stock. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

--------------------------------------------------------------------------------
                                               Common Stock
                                     ---------------------------------
Name and Address of
Beneficial Owner                Number of Shares               Percent
----------------                ----------------               -------
The Family Investment Trust         1,090,731          (1)     16.2%
Henry Brennan, Trustee
340 North Avenue
Cranford, NJ 07016

Francis W. Murray                   4,800,000          (2)     43.5%
211 Benigno Boulevard
Suite 210
Bellmawr, NJ 08031

Frank A. Leo                          736,201          (3)      6.7%
44 Minebrook Rd
Colts Neck, NJ 07722
--------------------------------------------------------------------------------
(1) Henry Brennan is the brother of Robert E. Brennan, our former president, whose adult sons are the beneficiaries of the trust.
(2) Includes 2,300,000 shares of common stock issuable upon the exercise of warrants.
(3)  Includes 200,000 shares purchasable under stock options.

Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership, as of October 10, 2003, of (i) each director, (ii) the Named Executives and (iii) all of our directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

--------------------------------------------------------------------------------

Name of Beneficial Owner         Number of Shares(1)      Percent of Class
------------------------         -------------------      ----------------
Francis W. Murray                     4,800,000     (2)   43.5%
James J. Murray                          25,000     (3)   *
Walter ReDavid                             0              *
Robert J. Quigley                       105,830     (4)   *
William H. Warner                        75,124     (5)   *
All executive officers and
directors as a group (6 persons)      5,010,954           46.6%
--------------------------------------------------------------------------------
*Less than 1 percent.

(1) With respect to each stockholder, includes any shares issuable upon exercise of any options or warrants held by such stockholder that are or will become exercisable within sixty days of October 14, 2003.
(2)  Includes 2,300,000 shares issuable upon the exercise of stock options.
(3)  Consists of shares of common stock issuable upo the exercise of options.
(4) Includes 100,000 shares of common stock issuabl upon the exercise of options.
(5)  Includes 75,000 shares issuable upon the exercise of stock options.


     Equity Compensation Plan Information

     The following table contains information on Equity Compensation Plans that have been and have not been approved by security holders at June 30, 2003:

                                                                   Number of securities
                                                                   remaining available for
                      Number of                                    future issuance under
                      Securities to be        Weighted average     equity compensation
                      issued upon exercise    exercise price of    plans (excluding
                      of outstanding options, outstanding options, securities reflected in
                      warrants and rights     warrants and rights  column (a)
Plan Category                 (a)                     (b)                    (c)
--------------------- ----------------------- -------------------- -----------------------
Equity compensation
plans approved by             -0-                    N/A                   N/A
security holders

Equity compensation
plans not approved by      4,046,500                                       -0-
security holders
Total                      4,046,500                                       -0-

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

Item 13. Certain Relationships and Related Transactions.

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, as of December 26, 2002, was 64%. At December 26, 2002, loans of $735,584 were outstanding on such project and we had accrued $155,945 of interest due on the loans. On December 26, 2002, the limited partnership's indebtedness to us was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis W. Murray and which owns the second real estate project described below. Such indebtedness is due December 31, 2004 and bears an interest rate of 6%.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of June 30, 2003, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $606,553 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Reality if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested in OC Reality by a joint venture partner plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project.

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

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Francis W. Murray, our Chairman, President and Chief Executive Officer, is an officer and director of MJQ Corporation, and his son, Francis X. Murray, is President and a director of MJQ Corporation. Under the charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. In addition, in order to maintain the bareboat charter, we have entered into a Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others, and a related Purchase and Sale Agreement, providing for our purchase from the Trustee of the promissory note of MJQ Corporation, having a balance of principal and interest outstanding of approximately $15.7 million as of June 30, 2002 and secured by a ship mortgage against the Palm Beach Princess vessel, for a purchase price of $13.75 million. See Notes 10 and 17. Pursuant to the Master Settlement Agreement , MJQ Corporation and its officers and directors (including Francis W. Murray and his son) exchanged mutual releases with the Trustee and others having claim to the Ship Mortgage Obligation.

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

     10.1 Registration Rights Agreement dated as of May 23, 1997 between the Registrant and CSFB (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

     10.2 * Employment Agreement by and between the Registrant and Francis W. Murray dated as of December 1, 2000

     10.3 Note Purchase Agreement Between Orion Casino Corporation, as Purchaser, and Turnberry/Las Vegas Boulevard, LLC, as Issuer, Dated as of March 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

  Exhibit
  Number  Description
  ------  -----------

     10.4 $23,000,000.00 Promissory Note dated May 18, 2000, from Turnberry/Las Vegas Boulevard, LLC (the "Maker") to Orion Casino Corporation (the "Payee") (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.5 Security Agreement, dated as of May 18, 2000, by and among Turnberry/Las Vegas Boulevard, LLC (the "Joint Venture"), the members of the Joint Venture parties to this Agreement (said members being collectively called the "Pledgers"), and Orion Casino Corporation, a Nevada corporation (the "Purchaser") (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.6 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.7 $10,000,000.00 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to
          Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.8 Security Agreement, dated as of November 29, 2000, by and among Realen- Turnberry/Cherry Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.9 Amended and Restated Bareboat Charter between Palm Beach Princess. Inc. and MJQ Corporation

     10.10Master  Settlement  Agreement  dated  February  22,  2002,  among  the
          Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan, the Company, and, among others, MJQ Corporation, Leo Equity Group, Inc., Francis W. Murray, Frank A. Leo and Michael J. Quigley, III

     10.11Purchase and Sale  Agreement  dated  February  22, 2002,  between Palm
          Beach Princess, Inc. and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan

     10.12Stock Purchase Agreement dated February 22, 2002, between the Company and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan

     10.13* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and Francis W. Murray

     10.14* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner

  Exhibit
  Number  Description
  ------  -----------

     10.15 * Stock Option granted to Francis W. Murray on January 15, 1997

     10.16 * Stock Option granted to Frank A. Leo on December 20, 1996

     10.17Joint  Amended  Plan of  Reorganization  of ITG  Vegas,  Inc.  and MJQ
          Corporation (incorporated by reference to Exhibit 2.1 on Form 8-K dated September 9, 2003)

     21   Subsidiaries.

     31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------------------------------
* Constitutes a management contract or compensation plan.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the last quarter of fiscal year 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bellmawr, New Jersey, this 14th day of October, 2003.

              INTERNATIONAL THOROUGHBRED BREEDERS, INC.


              By:/s/ Francis W. Murray
                 ------------------------------------------------------------
                 Francis W. Murray
                 Chairman of the Board, President and Chief Executive Officer

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                            Date
     ---------                    -----                            ----

/s/ Francis W. Murray         Chairman of the Board, President October 14, 2003
----------------------------  and Chief Executive Officer
Francis W. Murray             (Principal Executive Officer)


/s/ Francis W. Murray         Chief Financial Officer          October 14, 2003
----------------------------  (Principal Financial and
Francis W. Murray             Accounting Officer)


/s/ James J. Murray           Director                         October 14, 2003
----------------------------
James J. Murray

/s/ Robert J. Quigley         Director                         October 14, 2003
----------------------------
Robert J. Quigley

/s/ Walter ReDavid            Director                         October 14, 2003
----------------------------
Walter ReDavid

                                                                    Exhibit 31.1


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


Date:  October 14 , 2003               /s/Francis W. Murray
                                       -------------------------------------
                                       Francis W. Murray
                                       President and Chief Executive Officer


                                                                    Exhibit 31.2


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


Date:  October 14 , 2003               /s/ Francis W. Murray
                                       -------------------------------------
                                       Francis W. Murray
                                       Chief Financial Officer and Treasurer

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

     10.1 Registration Rights Agreement dated as of May 23, 1997 between the Registrant and CSFB (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

     10.2 * Employment Agreement by and between the Registrant and Francis W. Murray dated as of December 1, 2000

     10.3 Note Purchase Agreement Between Orion Casino Corporation, as Purchaser, and Turnberry/Las Vegas Boulevard, LLC, as Issuer, Dated as of March 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 22, 2000).


     10.4 $23,000,000.00 Promissory Note dated May 18, 2000, from Turnberry/Las Vegas Boulevard, LLC (the "Maker") to Orion Casino Corporation (the "Payee") (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.5 Security Agreement, dated as of May 18, 2000, by and among Turnberry/Las Vegas Boulevard, LLC (the "Joint Venture"), the members of the Joint Venture parties to this Agreement (said members being collectively called the "Pledgers"), and Orion Casino Corporation, a Nevada corporation (the "Purchaser") (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated May 22, 2000).

     10.6 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.7 $10,000,000.00 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to
          Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

    Exhibit
    Number            Description
    ------            -----------

     10.8 Security Agreement, dated as of November 29, 2000, by and among Realen- Turnberry/Cherry Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

     10.9 Amended and Restated Bareboat Charter between Palm Beach Princess. Inc. and MJQ Corporation

     10.10Master  Settlement  Agreement  dated  February  22,  2002,  among  the
          Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan, the Company, and, among others, MJQ Corporation, Leo Equity Group, Inc., Francis W. Murray, Frank A. Leo and Michael J. Quigley, III

     10.11Purchase and Sale  Agreement  dated  February  22, 2002,  between Palm
          Beach Princess, Inc. and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan

     10.12Stock Purchase Agreement dated February 22, 2002, between the Company and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan

     10.13* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and Francis W. Murray

     10.14* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner

     10.15 * Stock Option granted to Francis W. Murray on January 15, 1997

     10.16 * Stock Option granted to Frank A. Leo on December 20, 1996

               10.17Joint Amended Plan of  Reorganization of ITG Vegas, Inc. and
                    MJQ Corporation (incorporated by reference to Exhibit 2.1 on Form 8-K dated September 9, 2003)

     21   Subsidiaries.

     31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------------------------------
* Constitutes a management contract or compensation plan.

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

GSRT, LLC                                                        Delaware

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

Orion Casino Corporation                                         Nevada

Palm Beach Princess, Inc.                                        Delaware

ITG Vegas, Inc                                                   Nevada

South America Thoroughbred Company, LLC                          Delaware

ITG Peru, LLC                                                    Delaware

Premier Lottery Co., LLC                                         Delaware

Palm Beach Entertainment, Inc.                                   Delaware

                                                                    Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Annual Report on Form 10-K of International Thoroughbred Breeders, Inc. (the "Company") for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
 ------------------------
 Name:  Francis W. Murray
 Title: President and CEO
 October 14, 2003

                                                                    Exhibit 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Annual Report on Form 10-K of International Thoroughbred Breeders, Inc. (the "Company") for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Francis W. Murray
  ------------------------------
  Name:  Francis W. Murray
  Title: Chief Financial Officer
  October 14, 2003