Form 10-Q
period 2003-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2003-11-19
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2003
                              -------------------------------------------------
                                       OR

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

          211 Benigno Boulevard Suite 210 , Bellmawr, New Jersey 08031
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (856)931-8163
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
Yes   X  No
   ------  -------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes      No   X
   ------  -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                           Outstanding at November 15, 2003
------------------------------             --------------------------------
Common Stock, $ 2.00 par value                     8,252,135 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                  for the Three Months ended September 30, 2003
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Consolidated Balance Sheets
                  as of September 30, 2003 and June 30, 2003...........1-2

         Consolidated Statements of Operations
                  for the Three Months ended
                  September 30, 2003 and 2002..........................3

         Consolidated Statement of Stockholders' Equity
                  for the Three Months ended September 30, 2003........4

         Consolidated Statements of Cash Flows
                  for the Three Months ended
                  September 30, 2003 and 2002..........................5

         Notes to Consolidated Financial Statements....................6-22

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......23-26

         Item 4.  Controls and Procedures..............................27

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K......................28

SIGNATURES.............................................................29

CERTIFICATIONS.........................................................30

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

                                     ASSETS

                                          September 30,
                                             2003          June 30,
                                          (UNAUDITED)       2003
                                         -------------   ------------
CURRENT ASSETS:
     Cash and Cash Equivalents         $    5,638,592  $   6,123,641
     Restricted Cash                        1,294,050              0
     Accounts Receivable                      198,829        193,689
     Prepaid Expenses                         809,752        488,414
     Spare Parts Inventory                  1,115,477      1,078,740
     Other Current Assets                     379,851        390,458
     Net Assets of Discontinued
      Operations - Current                     96,150         98,588
                                         -------------   ------------
     TOTAL CURRENT ASSETS                   9,532,701      8,373,530
                                         -------------   ------------


EQUIPMENT:
     Leasehold Improvements -
      Port of Palm Beach                      954,471        953,110
     Equipment                              1,456,134      1,278,175
                                         -------------   ------------
                                            2,410,605      2,231,285
     LESS: Accumulated Depreciation
             and Amortization                 440,526        306,494
                                         -------------   ------------

     TOTAL EQUIPMENT, NET                   1,970,079      1,924,791
                                         -------------   ------------


OTHER ASSETS:
     Notes Receivable                      33,000,000     33,000,000
     Deposit on Purchase of Palm Beach
       Princess Mortgage                    4,000,000      4,000,000
     Deposits and Other Assets -
       Non-Related Parties                    334,975        535,239
     Deposits and Other Assets -
       Related Parties                      5,440,232      5,702,249
                                         ----------------------------
     TOTAL OTHER ASSETS                    42,775,207     43,237,488
                                         -------------   ------------


TOTAL ASSETS                           $   54,277,987  $  53,535,809
                                         =============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,
                                                    2003         June 30,
                                                (UNAUDITED)       2003
                                               ------------   ------------
CURRENT LIABILITIES:
     Accounts Payable                         $  2,391,625  $   2,264,499
     Accrued Expenses                            2,271,207      2,341,209
     Short-Term Debt                             2,759,073      2,934,330
     Short-Term Debt - Related Parties             183,164        183,164
                                               ------------   ------------
     TOTAL CURRENT LIABILITIES                   7,605,069      7,723,202
                                               ------------   ------------


DEFERRED INCOME                                  8,226,540      8,226,540
                                               ------------   ------------


COMMITMENTS AND CONTINGENCIES                        -              -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par
      Value, Authorized 500,000 Shares,
      362,489 Issued and Outstanding            36,248,875     36,248,875
     Common Stock, $2 Par Value,
      Authorized 25,000,000 Shares,
      Issued, 11,480,279 and 11,480,278,
      respectively and Outstanding,
      8,252,134 and 8,252,133, respectively     22,960,557     22,960,555
     Capital in Excess of Par                   20,191,982     20,191,984
     (Deficit) (subsequent to June 30, 1993,
      date of quasi-reorganization)            (39,330,547)   (40,189,608)
                                               ------------   ------------
                                                40,070,867     39,211,806
     LESS:
     Treasury Stock, 3,228,145 Shares, at Cost  (1,614,073)    (1,614,073)
     Deferred Compensation, Net                    (10,416)       (11,666)
                                               ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                 38,446,378     37,586,067
                                               ------------   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 54,277,987  $  53,535,809
                                               ============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        September 30,
                                                 ----------------------------
                                                     2003            2002
                                                 ----------------------------
REVENUE:
     Revenue from Operations                   $    7,618,664  $   6,319,402
     Interest Income Related Parties                    3,254              0
     Interest Income                                   68,694         99,773
                                                 -------------   ------------
       TOTAL REVENUES                               7,690,612      6,419,175
                                                 -------------   ------------

EXPENSES:
     Cost of Revenues:
      Operating Expenses                            4,887,244      4,289,340
      Depreciation & Amortization                     135,283         76,220
     General & Administrative Expenses -
      Palm Beach Princess                             720,374        716,245
     General & Administrative Expenses - Parent       286,682        489,354
     ITG Vegas Bankruptcy Costs                       258,562              0
     Development Costs                                 25,355         90,896
     Interest and Financing Expenses                  500,452        317,005
                                                 -------------   ------------
       TOTAL EXPENSES                               6,813,952      5,979,060
                                                 -------------   ------------

INCOME BEFORE TAX PROVISION                           876,660        440,115
     State Income Tax Expense                          17,600         27,000
                                                 -------------   ------------

NET INCOME                                     $      859,060  $     413,115
                                                 =============   ============


NET BASIC AND DILUTED INCOME
   PER COMMON SHARE                            $         0.10  $        0.04
                                                 =============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Basic                       8,252,133     11,480,272
                                                 ============================
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Diluted                     8,998,145     11,480,272
                                                 ============================

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                          Preferred                 Common
                                                    -----------------------  ------------------------
                                                    Number of                 Number of
                                                     Shares      Amount        Shares       Amount
                                                    ---------  ------------  ------------  ----------
BALANCE - JUNE 30, 2003                              362,489 $  36,248,875    11,480,278 $ 22,960,555

   Shares Issued for Fractional Exchanges
    With Respect to the One-for-twenty
    Reverse Stock Split effected on March 13, 1992     ---          ---                1            2
   Amortization of Deferred Compensation Costs         ---          ---           ---          ---
   Net Income for the Three Months Ended
    September 30, 2003                                 ---          ---           ---          ---

                                                    ---------  ------------  ------------  ----------
BALANCE - SEPTEMBER 30, 2003                         362,489 $  36,248,875    11,480,279 $ 22,960,557
                                                    =========  ============  ============  ==========

                                                        Capital                       Treasury     Deferred
                                                       in Excess                        Stock       Compen-
                                                        of Par        (Deficit)        At Cost      sation         Total
                                                      ------------  ------------- --------------  -----------  --------------
BALANCE - JUNE 30, 2003                              $ 20,191,984  $ (40,189,608) $  (1,614,073)  $ (11,666)  $   37,586,067

   Shares Issued for Fractional Exchanges
    With Respect to the One-for-twenty
    Reverse Stock Split effected on March 13, 1992             (2)     ---             ---             ---            ---
   Amortization of Deferred Compensation Costs             ---         ---             ---            1,250            1,250
   Net Income for the Three Months Ended
    September 30, 2003                                     ---           859,061       ---             ---           859,061

                                                      ------------  ------------- --------------  -----------  --------------
BALANCE - SEPTEMBER 30, 2003                         $ 20,191,982  $ (39,330,547) $  (1,614,073)  $ (10,416)  $   38,446,378
                                                      ============  ============= ==============  ===========  ==============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                 September 30,
                                                                          ----------------------------
                                                                              2003            2002
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                   $     859,060   $     413,115
                                                                          ------------    ------------
     Adjustments to reconcile income to net cash provided by operating activities:
      Depreciation and Amortization                                           135,283          77,470
      Changes in Operating Assets and Liabilities -
       (Increase) in Restricted Cash & Investments                         (1,294,048)              0
       (Increase) in Accounts Receivable                                       (5,138)        (25,746)
       (Increase) in Other Assets                                             (26,130)        (26,761)
       (Increase) Decrease in Prepaid Expenses                               (321,337)         19,483
       Increase (Decrease) in Accounts Payable and Accrued Expenses            57,120          (8,468)
                                                                          ------------    ------------
     CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES BEFORE
      DISCONTINUED OPERATIONS                                                (595,190)        449,093
     CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                         2,400               0
                                                                          ------------    ------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (592,790)        449,093
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage                            0        (500,000)
    Capital Expenditures                                                     (179,320)        (26,407)
    Decrease (Increase) in Other Investment Activity                          428,858         (91,510)
                                                                          ------------    ------------
     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES                                249,538        (617,917)
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                             0               0
                                                                          ------------    ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      249,538        (617,917)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments on Short Term Notes                                   (141,834)           (776)
    Decrease in Balances Due to/From Subsidiaries                               2,438             216
                                                                          ------------    ------------
     CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES                               (139,396)           (560)
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                          (2,438)           (216)
                                                                          ------------    ------------
     NET CASH (USED IN) FINANCING ACTIVITIES                                 (141,834)           (776)
                                                                          ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (485,086)       (169,600)
      LESS CASH AND CASH EQUIVALENTS  FROM
        DISCONTINUED OPERATIONS                                                    37             216
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                   6,123,641         796,610
                                                                          ------------    ------------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                     $   5,638,592   $     627,226
                                                                          ============    ============

     Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:
       Interest                                                         $     303,415   $           0
       Income Taxes                                                     $           0   $           0

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - ITGV is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sun decks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior years' amounts have been reclassified to conform with the current years' presentation.

     (D) Spare Parts Inventory - Spare parts inventory consists of operating supplies, maintenance materials and spare parts. It is necessary that these parts be readily available so that the daily cruise operations are not cancelled due to mechanical failures. The inventories are carried at cost.

     (E) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense consists of the write off of major vessel repairs and maintenance work normally completed at dry dock in the fall of each year. These expenses are written off during a twenty four month period following the dry dock period. For the three months ended September 30, 2003, there were no amortized expenses associated with a dry dock period. For the three months ended September 30, 2002, the amortized expense was $41,737.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards to account for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows.

     (F) Net Assets of Discontinued Operations - At September 30, 2003 and 2002, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations."

     (G) Revenue Recognition - The Company recognizes the revenues associated with the casino operation on the Palm Beach Princess as they are earned.

     (H) Cash and Cash Equivalents - The Company considers all highly liquid investments with an

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

original maturity of three months or less to be cash equivalents. As of September 30, 2003, funds classified as cash and cash equivalents, which are primarily those of the Palm Beach Princess operations under debtor-in-possession, are only available under bankruptcy court approval guidelines.

     (I) Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

     (J) Use Of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (K) Net Income per Common Share - Income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. On December 13, 2002, the Company purchased 3,228,145 shares of its Common Stock from the Trustee and have accounted for the transaction on the cost method of accounting for treasury stock. For the three months ended September 30, 2003, options to purchase 2,075,000 shares of Common Stock at $.269 per share were used in the computation of diluted income per share because the exercise price of those options were above average market price, however, the number of shares that would have been issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The additional shares that would have been issued did not decrease the stated earnings per share for the three month period. Options and warrants to purchase 4,046,500 shares of Common Stock at various prices per share, for the three months ended September 30, 2002 were not included in the computation of income per share because the exercise price of those options and warrants were above market value.

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

     As of October 15, 2003, the effective date of the Plan (the "Effective Date"), all claims, debts, liens, security interests and encumbrances of and against the Debtors and against all property of their respective bankruptcy estates, which arose before confirmation, were discharged, except as otherwise provided in the Plan or confirmation order. Post-confirmation, each of the Debtors will continue as reorganized debtors.

     The Plan includes the following principal features:

     1. On the Effective Date, all Allowed Administrative Expense Claims and all Allowed Priority Tax Claims and Allowed Priority Non-Tax Claims will be paid in full (to the extent not already paid).

     2. All pre-petition non-insider (non-affiliate), non-insured unsecured debt of the Debtors will be paid in two installments, one-half on the Effective Date and one-half (with interest thereon at 8% per year from the Effective Date) on the six month anniversary of the Effective Date. The holders of such unsecured pre-petition debt will receive security interests in the cash bank maintained on board the Vessel (approximately $700,000) and in all of the shore side furniture and equipment to secure the Plan payments to them. In addition, an amount equal to $70,000 will be paid monthly into escrow as further collateral for the holders of such debt. Through November 14, 2003, $1,286,051 has been placed in escrow towards the payments required for distribution.

     3. All non-insider claims covered by insurance will be entitled to payment in accordance with the insurance coverages. There are no policy limits on the Debtors' liability coverages and the holders of these claims will be required to pursue the insurance proceeds for payment, except with respect to the deductible, for which the Debtors shall remain obligated.

     4. The Debtor's principal creditor, Donald F. Conway as Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee"), will receive payment in full of all obligations over a period not to exceed three years. Significantly, the Debtors' obligations to the Brennan Trustee have been combined with the Company's indebtedness to the Brennan Trustee, for all of which the Debtors and the Company will be jointly and severally liable. All of the obligations to the Brennan Trustee will be secured by a first priority ship mortgage against the Vessel and, with certain exceptions, first priority security interests in all of the other assets of the Debtors, subject to the security interests being granted in favor of the pre-petition unsecured creditors as described in paragraph 2 above.

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

     6. Restrictions are imposed under the Plan on ITG Vegas making payments to affiliated entities, including the parent company. Payment of indebtedness to affiliated entities of ITG Vegas generally will be subordinated and intercompany advances and transfers from ITG to affiliated entities generally will be prohibited, except that, if no default exists in the obligations to the Brennan Trustee, (i) $50,000 per month may be paid by ITG Vegas to MJQ Corporation in respect of the bareboat charter fee for use of the Vessel and (ii) $100,000 per month will be permitted to be paid by ITG Vegas to the Company under the Tax Sharing Agreement between them. The Company will enter into a Tax Sharing Agreement with ITG Vegas effective on the Effective Date, pursuant to which ITG Vegas will compensate the Company for the tax savings realized as a result of ITG Vegas's inclusion in the Company's consolidated group of companies for federal income tax purposes, in the amount of $100,000 per month, provided that no such payments are permitted to be made if any default exists in respect of the obligations to the Brennan Trustee.

     The maximum amount of funds permitted to be upstreamed by ITG Vegas to the Company is $100,000 per month under the Tax Sharing Agreement (and, beginning in 2005, 25% of ITG's annual Free Cash Flow, as defined). The Company has no other source of funds presently

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     ITG Vegas and the Company negotiated a document, executed on November 10, 2003 (See Note 12), entitled Amendment to Master Settlement Agreement with the Brennan Trustee, which incorporated the above-described terms and other modifications to the Master Settlement Agreement previously entered into by the Brennan Trustee, the Company, Palm Beach Princess, Inc. (predecessor of ITG Vegas, Inc.), MJQ Corporation and others.

     7. All of the outstanding shares of stock in ITG Vegas are owned by International Thoroughbred Gaming Development Corporation ("ITGD"), which is a wholly owned subsidiary of the Company. While ITGD will pledge all of its shares of stock in ITG Vegas as additional collateral to the Brennan Trustee, in all other respects the Company's indirect stock ownership of ITG Vegas is not affected by the Plan.

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

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Brennan Bankruptcy Trustee (together with one-half of the interest paid by Realen under such note). The remaining $350,000 of the $700,000 note is classified in other current assets on our balance sheet as of June 30, 2003. As part of the settlement of the sculpture litigation, the party who sold us the sculptures, agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described in Note 10(A) below) by the same principal amount, $350,000, given up by us to the Trustee. As of November 14, 2003, Realen had not made the payment due to ITB in the amount of $350,000 which was due on November 30, 2002. On January 30, 2003, the Trustee instituted litigation against Realen and the Company demanding payment of the first $350,000. On August 18, 2003 the judge granted a summary judgement against Realen-Turnberry/ Cherry Hill, LLC in the sculpture litigation and dismissed a cross claim that Realen- Turnberry/Cherry Hill, LLC had brought against ITB.

(4)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                           September 30,    June 30,
                                                2003          2003
                                           -------------   ---------
Port Lease Rights                       $        250,000 $   250,000

Deposit on Ship Purchase (See Note 6-D)              -0-     200,000

Other Misc. Assets                                84,975      85,239
                                           -------------   ---------
         Total                          $        334,975 $   535,239
                                           =============   =========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES - NET

     The following items are classified as deposits and other assets (See Note 10 - Related Party Transactions):

                                                      September 30, 2003              June 30, 2003
                                                   -------------------------  -------------------------------
Loans to the Ft Lauderdale Project (OC Realty,
LLC)                                               $ 2,034,405                $       2,034,405

Loan Transferred from Golf Course Project to OC
Realty, LLC                                            735,584                          735,584

Note Receivable from Francis W. Murray *             2,600,749                        2,600,749

Accounts Receivable from Francis W. Murray              35,099                           35,099

Loans to Francis W. Murray                              93,000                           93,000


Loan from Francis W. Murray                           (250,000)                        (250,000)

Accrued Wages due and Advances from Francis
W. Murray                                             (617,974)                        (404,204)

Advances (from) MJQ Corporation (FWM
ownership)                                            (450,301)                        (330,813)

Advances to OC Realty, LLC                              76,458                           77,162
                                                    ----------                  ---------------
Total Loans to OC Realty, LLC/Francis W.
Murray                                                         $  4,257,020                     $  4,590,982

Accrued Interest on Loans to the Ft. Lauderdale
Project (OC Realty, LLC)                               678,498                          606,553

Accrued Interest Transferred from Golf Course
Project to OC Realty, LLC                          $   287,327                $         287,327
                                                    ----------                  ---------------
Total Accrued Interest on Loans to OC Realty,
LLC                                                                 965,825                          893,880

Accounts Receivable from Frank Leo                                   23,441                           23,441

Goodwill on Purchase of GMO Travel                                  193,946                          193,946
                                                                -----------                      -----------
         Total Deposits and Other Assets                       $  5,440,232                     $  5,702,249
                                                                ===========                      ===========

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                          September 30, 2003        June 30, 2003
                                         Interest %     ---------------------- -----------------------
                                         Per Annum         Current   Long-Term   Current     Long-Term
                                       ---------------  ------------ --------- ------------  ---------
International Thoroughbred Breeders,
Inc.:
------------------------------------
MCJEM, INC. (A)                                    15%  $    132,000 $    -0-  $    132,000  $     -0-
Chapter 11 Trustee (the "Trustee")
for the Bankruptcy Estate of Robert E.
Brennan (B)                                        11%     1,511,036      -0-     1,511,036        -0-

Michael J. Quigley, III (C)                        10%       900,000      -0-       900,000        -0-

Florida Bank, N.A. (D)                    Prime + .25%           -0-      -0-       200,000        -0-

First Insurance Funding Corp.(E)                 6.95%        86,283      -0-        28,117        -0-

Francis X. Murray (F)                               8%       159,164      -0-       159,164        -0-

William H. Warner(F)                               12%        24,000      -0-        24,000        -0-

Other                                          Various        25,000      -0-        25,000        -0-

ITG Vegas, Inc.:
----------------
International Game Technology (G)                   8%        10,279      -0-        16,709        -0-

Corporate Interiors (H)                     Prime + 2%        94,475      -0-       121,468        -0-

Garden State Park:
------------------
Service America Corporation (I)                     6%       160,000      -0-       160,000        -0-
                                                         -----------   ------   -----------   --------
                 Totals                                 $  2,942,237 $    -0-  $  3,277,494  $     -0-

 Net Assets of Discontinued
  Operations - Long Term                                         -0-      -0-           -0-        -0-

 Net Liabilities of Discontinued
  Operations - Long Term                                    (160,000)     -0-      (160,000)       -0-

 Related Party Notes                                        (183,164)     -0-      (183,164)       -0-
                                                         -----------   ------   -----------   --------
Totals                                                  $  2,759,073 $    -0-  $  2,934,330  $     -0-
                                                         ===========   ======   ===========   ========

The effective Prime Rate at September 30, 2003 and June 30, 2003 was 4%.


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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     (B) On December 13, 2002, we issued a twelve month promissory note in the amount of $1,648,403 including interest of $34,330 (the "Stock Purchase Note") bearing interest at 9% (increases to 11% after default) to Donald F. Conway, the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert E. Brennan for the purchase of 3,228,146 shares of our common stock held or claimed by the Trustee. The first principal payment of $137,367 was also paid on that date. At June 30, 2003, the principal balance on the note was $1,511,036. The Stock Purchase Note is secured by a security interest in proceeds and payments receivable under the $10 million Realen Note. A principal payment of $137,367 was made in December 2002. In connection with the Chapter 11 Plan of Reorganization, the Trustee has accepted a revised schedule of payments which will satisfy this note. (See Notes 2-5 (b) & (c) and 7)

     (C) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The loan is secured by a pledge of the $10 million Realen Note, which is subordinate to the security interest of the Trustee which secures the Stock Purchase Note and by a pledge of the $23 million Turnberry Note. As of November 15, 2003, the remaining balance of $900,000 of the loan is due on demand.

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

     (E) Our directors and officers liability policy was financed by First Insurance Funding Corp. for a $128,388 one year promissory note at a 7.99% interest rate. At September 30, 2003, the principal balance on the note was $86,283.

     (F) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at September 30, 2003 was $159,164. On February 3, 2003, we issued a promissory note for $20,000 bearing interest at 12% to William
H. Warner, Secretary of the Company. On June 30, 2003, Mr. Warner advanced to the Company an additional $4,000. The proceeds from the all the related party loans were used as working capital.

     (G) On December 6, 2002, Palm Beach Princess, Inc. issued a twenty four month promissory note in the amount of $21,000 bearing interest at 8% to International Game Technology for the purchase of gaming equipment. A payment of $2,100 was paid on delivery of the equipment and 23 consecutive monthly installments of $854.80 were to be paid on the balance. As a result of the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code, payments have been delayed until the effective date of the Plan of Reorganization (See Note 2). At September 30, 2003, the principal balance on the note was $10,279.

     (H) On April 30 2003, ITG Vegas, Inc. issued a one year promissory note in the amount of $161,958 bearing interest at prime plus 2% to Corporate Interiors for the purchase of office furniture. Monthly payments of $13,496.46 are being paid on the note. At September 30, 2003, the principal balance on the note was $94,475.

     (I) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and on December 28, 2003. The payment due on December 28, 2002 has not been made as of November 15, 2003.

(7)  COMMITMENTS AND CONTINGENCIES

     See Note 2 for additional commitments and contingencies with respect to the Chapter 11 Bankruptcy filing.

     See Note 10 for additional commitments and contingencies of the Company and transactions with related parties.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

$1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded options to purchase 2,000,000 shares of our Common Stock. On January 4, 2003, we began deferring payments of compensation due to Mr. Murray due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. The related liability as of September 30, 2003 totaled $462,874.

     We are responsible for remediation costs associated with an environmental site on the Freehold Raceway property. We have accrued what we believe to be the total cost of remediation. At September 30, 2003, the remaining balance of such accrual was $130,398 for remediation costs. The remediation work has been delayed due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time, we are unable to predict the effects that such delays may cause.

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payment due on December 28, 2002 has not been made as of November 15, 2003.

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

     As permitted by the Master Settlement Agreement with the Trustee, we have entered into a bareboat charter with MJQ Corporation, pursuant to which we have chartered the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as a charter hire fee to the vessel's owner, MJQ Corporation. Other parties to the Master Settlement Agreement include MJQ Corporation, Leo Equity Group, Inc. and Francis
W. Murray, our Chairman, who is also a director and officer of MJQ Corporation and a director of Leo Equity Group, Inc. In October 2002, Mr. Murray purchased the stock of MJQ Corporation and effective October 27, 2002 we purchased the stock of Leo Equity Group, Inc..

     In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary (which has been merged into ITGV) we entered into a Purchase and Sale Agreement which provides for our purchase from the Trustee of the promissory note of MJQ Corporation, having an original balance of principal and interest of approximately $15.7 million and secured by a ship mortgage against the M/V Palm Beach Princess (the "Ship Mortgage Obligation"). The purchase price payable by us for the Ship Mortgage Obligation is $13.75 million. We began making payments on account of such purchase

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

price effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continued under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment was to be due. However, before July 31, 2002, we exercised our right to extend the time for payment of the balance of the purchase price for up to three (3) additional months, to October 31,2002, by paying fees of $70,000 for the first one month extension, an additional $80,000 for the second month extension and an additional $100,000 for the third month extension. On October 30, 2002, the Master Settlement Agreement was amended to provide for a further extension of the due date for payment of the $9.75 million balance under the Purchase and Sale Agreement until January 6, 2003, in consideration of our payment of $220,000 as an extension fee. On January 3, 2003, we did not have the funds to complete the purchase by January 6, 2003 and the Trustee denied our request for a further extension of the January 6, 2003 due date. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITGV, successor by merger to our subsidiary the Palm Beach Princess, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. MJQ Corporation, the entity which owns the vessel, also filed for relief under Chapter 11 of the Bankruptcy Code. The Trustee is the largest creditor in the MJQ/ITGV cases, and his position is secured by a mortgage against the vessel. In order to re- organize under a Chapter 11 plan on a basis under which we would continue to operate the vessel, we will need to pay or provide for payment of a minimum of $9.75 million payable to the Trustee plus approximately $1.3 million of debt to unsecured creditors of ITGV (excluding debt to related parties). Through November 15, 2003, $1,286,051 has been placed in escrow towards payments required to be distributed to creditors. The Bankruptcy Court has required and approved ITGV to pay interest on said $9.75 million monthly to the Trustee at an interest rate of 12% per year. Interest of $679,562 has been paid through September 30, 2003.

     The second agreement which we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Purchase Agreement. Under this Agreement, which superseded all prior agreements and understandings between us and the Trustee for the purchase of our common stock held or claimed by the Trustee, we agreed to purchase up to approximately 2,235,000 shares of our common stock at a purchase price of $0.50 per share on July 11, 2002. We desired to purchase these shares in order to preserve our net operating loss carryforwards which otherwise may be lost if the shares are transferred. As collateral security for our payment of the purchase price for these shares, we granted to the Trustee a security interest in all proceeds of (including all payments that might be made in the future under) the $10 million Realen Note, described in Note 2 above. We were unable to pay the purchase price under the Stock Purchase Agreement on July 11, 2002 (which price, at that date, was $892,500 for 1,785,000 shares). On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until December 13, 2002 at which time the Trustee agreed to accept payment of the purchase price for 3,228,145 shares (including additional shares over which the Trustee obtained control) in the form of a twelve month promissory note bearing interest at 9%(increasing to 11% after default) in the amount of $1,648,402 including interest of $34,330. (See Note 6 (B).) Should the Trustee obtain control over an additional 450,000 shares, we are further obligated to purchase those shares at $0.50 per share. A principal payment of $137,367 was made in December 2002. In connection with the Chapter 11 Plan of Reorganization, the Trustee has accepted a revised schedule of payments which will satisfy this note. (See Notes 2-5 (b) & (c))

     Through ITGV, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective, as modified, May 5, 2003. The term of the initial lease is five years at $183,200 per year payable monthly. We are also required to make tenant improvements to the new space

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

in a minimum amount of $333,000, however that the actual cost to make the improvements was approximately $950,000. We will have the right to a credit of up to the minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

     The following summarizes commitments on non-cancelable contracts and leases, including the amounts due to the Brennan Trustee as a result of the amended Master Settlement Agreement executed in November 2003:

                                    Twelve Months Ended September 30,
                      --------------------------------------------------------------
                                                                                       There-
                          2004        2005           2006         2007        2008      after      Total
                      ------------ -----------   -----------  ------------  --------   ------  -------------
Minimum Amounts
due to Brennan
Trustee               $  4,150,000 $ 5,060,000   $ 4,960,000  $  1,060,000  $    -0-   $  -0-  $  15,230,000

Employee Contracts
(excluding severance
agreements)                956,750     755,884        77,500           -0-       -0-      -0-      1,790,134

Boat Charter Fees          550,000     600,000       600,000       100,000       -0-      -0-      1,800,000

Operating Leases           307,875     209,891       174,618       116,603    68,018      -0-        877,005

Casino Contracts            15,715         -0-           -0-           -0-       -0-      -0-         15,715
                      ------------ -----------   -----------  ------------  --------   ------  -------------
                Total $  5,980,340 $ 6,625,775   $ 5,812,118  $  1,276,603  $ 68,018   $  -0-  $  19,712,854
                      ============ ===========   ===========  ============  ========   ======  =============

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

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2003, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non- trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our $33 million notes receivable, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined (See Note 3).

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(9) STOCK OPTIONS AND WARRANTS

     At a meeting of the Board of Directors of the Company held September 11, 2003, the Board unanimously authorized future grants of stock options for up to 385,000 shares of common stock, at an exercise price of $0.50 per share, to ITG Vegas, Inc.'s management team, which included 180,000 shares earmarked for Francis X. Murray, son of the Company's Chairman, subject, however, to confirmation of ITG Vegas' Plan of Reorganization and subject to the prior payment of all obligations of the Company to the Bankruptcy Trustee.
Accordingly, no such options will be issued or granted until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options provided that the grantee is still employed by the Company at that time.

     Also at the September 11, 2003 meeting of the Company's Board of Director, the Board unanimously authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. Francis X. Murray, at $0.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options shall be granted or issued until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options provided that Mr. F.X. Murray is still employed by the Company at that time. Such action was taken in order to compensate Mr. F.X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations to the Bankruptcy Trustee.

     At a meeting of the Board of Directors of the Company held on November 18, 2003, the Board authorized the future grant of options to purchase 25,000 shares of common stock to each non-employee director, Mr. James Murray and Mr. Walter ReDavid, at $0.50 per share, as compensation for their services as directors, subject, however, to the prior payment of all obligations of the Company to the Bankruptcy Trustee. Accordingly, no such options will be issued or granted until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options provided that the grantee is still serving as a director of the Company at that time.

     Also at the November 18, 2003 meeting of the Board, the Board authorized the future grant of shares of common stock to each of Mr. Francis W. Murray and Mr. Robert J. Quigley as compensation in lieu of their respective salaries, which have been deferred since January 3, 2003, and in payment of the unpaid principal of a $24,000 loan to the Company by Mr. William H. Warner, the Company's Secretary. The Company will be authorized to pay the accrued salaries to Messrs. Murray and Quigley and the unpaid loan principal to Mr. Warner in shares of common stock, valued for such purpose at $0.50 per share, subject to the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such shares will be granted and none of the accrued compensation will be paid until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such shares provided that the grantee (Mr. Murray, Quigley or Warner, as applicable) agrees to accept such shares (valued at $0.50 per share) in payment of a portion, specified by the grantee, of the Company's obligation to him and that he is still employed by the Company at the time.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     At September 30, 2003, total employee options outstanding were 3,111,500 and total non-employee options outstanding were 425,000. At September 30, 2003 all of the employee and non-employee options were exercisable.

     At September 30, 2003, total warrants outstanding were 710,000. All warrants were exercisable at September 30, 2003.

(10) RELATED PARTY TRANSACTIONS

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

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of September 30, 2003, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $678,498 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested by a joint venture partner (expected to be up to $6.1 million) plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project.

     In order to raise the capital which with to proceed in the development of the Ft. Lauderdale property, OC Realty has placed the Ft. Lauderdale property in a joint venture in connection with which the other joint venture partner will fund up to $6.5 million for development and receive a 50% equity interest. Our loan and participation interest will be payable out of OC Realty distributions from the joint venture.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The principal balance on the note at September 30, 2003 is $900,000 and we have accrued interest through that date in the amount of $253,699. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million Turnberry Note. On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement. As of November 15, 2003, the loan is due on demand. (See Note 6.)

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

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. The note is due on demand and interest is payable monthly. As of September 30, 2003, the balance of the note was $250,000 and is classified as Deposits and Other Assets - Related Parties on the balance sheet as an offset to previous advances to Mr. Murray.

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

     Francis X. Murray, President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO has agreed to loan the company up to $225,000 in the form of a line of credit. As of September 30, 2003 and November 15, 2003, these loans totaled $159,164. (See Note 6)

(11) TREASURY SHARES PURCHASED

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,145 shares of its Common Stock from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan.

(12) SUBSEQUENT EVENTS

     (A) On November 10, 2003, the conditions to the Plan of Reorganization were satisfied and the Plan became effective October 15, 2003. Payments of $1,254,000 were disbursed from an escrow account previously established for the benefit of our creditors. These funds were classified as restricted cash on the Balance Sheet as of September 30, 2003.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2003

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects,""intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in our most recent Annual Report on Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

          o termination of the bareboat charter under which we operate our gaming business;
          o lack of cash flow for the Parent Company to continue to operate and pay its debts as a result of the Chapter 11 proceedings of our operating subsidiary and agreed upon restrictions in connection with such subsidiary's indebtedness;
          o general economic and business conditions affecting the tourism business in Florida;
          o    competition;
          o    changes in laws regulating the gaming industry;
          o fluctuations in quarterly operating results as a result of seasonal and weather considerations; and
          o events directly or indirectly relating to our business causing our stock price to be volatile.

Liquidity and Capital Resources

     Cash flow and liquidity during the three month period ended September 30, 2003 included approximately $1.1 million in cash generated by the Palm Beach Princess operations. Such cash flow was used to fund an escrow account for the first payments to the Chapter 11 creditors of $1,294,050. Until January 3, 2003, all of our cash flow during the current fiscal year had come from the Palm Beach Princess vessel.

     On January 3, 2003, ITG Vegas, Inc.("ITGV"), our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), an entity owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition does not cover the parent company, ITB, nor any other of ITB's subsidiaries. The Parent Company has used all the available funds that we had prior to the bankruptcy filing to pay some of our expenses and needs to find immediate financing in order to pay remaining existing liabilities as well as future expenses. Since the bankruptcy filing, the only source of funds to the Parent Company has been limited to loans made by Company officers, collection of a loan previously made to a South American gaming project and refunds from vendors and tax agencies relating to our prior racetrack operations. The Bankruptcy filing has severely limited our ability to make timely payments by our parent to its creditors and corporate vendors which has affected our ability to retain the professional services and vendors who serve our company. The Palm Beach Princess continued to operate as "debtor-in-possession" under the jurisdiction

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2003

of the Bankruptcy Court until the Effective Date, October 15, 2003 and subsequently as reorganized debtors (See Note 12) in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     On September 12, 2003, the United States Bankruptcy Court for the Southern District of Florida (Palm Beach Division) issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 cases of ITG Vegas, Inc., the Company's wholly owned subsidiary, and MJQ Corporation. On the effective date of the Plan (the "Effective Date"), all claims, debts, liens, security interests and encumbrances of and against the Debtors and against all property of their respective bankruptcy estates, which arose before confirmation, will be discharged, except as otherwise provided in the Plan or confirmation order. Post-confirmation, each of the Debtors will continue as reorganized debtors. See Note 2 to the financial statements for a summary of our obligations in connection with the Plan.

     Under the Plan, the maximum amount of funds permitted to be upstreamed by ITG Vegas to the Parent Company is $100,000 per month as a tax sharing payment (See Note 2 to the financial statements). The Parent Company has no other source of funds presently available without the consent of the Brennan Trustee. For these reasons, and since the $100,000 per month tax sharing payment will be suspended at any time when the Debtors are not current in payment of their obligations to the Brennan Trustee, no assurance can be given that the Company will be able to function as a going concern and pay its debts as they become due.

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

     Unless and until ITGV successfully emerges from its Chapter 11 case and pays in full all the debts to the Brennan Trustee, our possible sources of cash (in addition to the $100,000 per month tax sharing payments as mentioned above) include the two promissory notes we received when we sold our Garden State Park real property in November, 2000 and our Las Vegas real property in May, 2000. One such Note is in the face amount of $10 million, issued by Realen-Turnberry/Cherry Hill, LLC, the purchaser of the Cherry Hill property (the "$10 Million Note"), and the other promissory note is in the face amount of $23 million, issued by Turnberry/Las Vegas Boulevard, LLC, purchaser of our Las Vegas real property (the "$23 Million Note"). Under both Notes, interest and principal payments will be dependent upon, and payable solely out of, the obligor's net cash flow available for distribution to its equity owners. After the obligor's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash in the case of the $10 Million Note, and the next $23 million of distributable cash in the case of the $23 Million Note, will be paid to us, and following our receipt of the face amount of the Note we will receive 33 1/3% of all distributable cash of the obligor until maturity of the Note. The probable timing and amounts of payments under these Notes cannot be predicted.

     Our working capital as of September 30, 2003 was $1,927,632 as compared to $650,328 at June 30, 2003. The increase in working capital during the past three months was primarily provided by an increase in cash from the operating activities, disbursement of which is restricted by ITGV's Plan of Reorganization.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2003


  Results of Operations for the Three Months Ended September 30, 2003 and 2002
  ----------------------------------------------------------------------------

     Overall
     -------

     Revenue from for the three months ended September 30, 2003 increased $1,271,437 from $6,419,175 in Fiscal 2003 to $7,690,612 in Fiscal 2004 primarily as a result of revenues generated by the Palm Beach Princess operations during the comparable periods. Expenses increased $834,891 from $5,979,061 in the three month period in Fiscal 2003 to $6,813,952 in Fiscal 2004 primarily the result of an increase in Palm Beach Princess operating costs during the comparable quarters and a net increase in financing costs incurred primarily associated with interest payments of $294,904 paid to the Trustee during Fiscal 2004 as compared to extension fees of $150,000 paid under the Purchase and Sale Agreement for the Palm Beach Princess during Fiscal 2003, and costs associated with the bankruptcy filing of $258,562, partially offset by a decrease in corporate general and administrative expenses during the comparable periods and a decrease in development costs.

     For the first quarter of Fiscal 2004, our net income was $859,061 or $0.10 per share as compared to income for the comparable period in the prior fiscal year of $413,114 or $0.04 per share.

     Vessel Operations
     -----------------

     During the three months ended September 30, 2003, total revenue from vessel operations was $7,575,158 as compared to $6,308,088 for the three months ended September 30, 2002. The increase in revenue of $1,267,070 during the comparable quarters primarily resulted from an increase in casino gaming revenue primarily the result of a slight increase in the passenger count and an approximate 17% increase in the average revenue per passenger during the comparable periods. Total expenses before income taxes for the comparable periods increased $944,077 from $5,279,724 for the three months ended September 30, 2002 to $6,223,801 for the three months ended September 30, 2003 primarily as a result of an increase in the number of passengers which increased operating costs, $286,774 in financing fees, costs associated with the bankruptcy filing of $258,562 and an increase in other operating expenses. Income before income tax expense for the first quarter of operation in Fiscal 2004 was $1,351,357 as compared to $1,028,364 in the comparable quarter of Fiscal 2003.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the first quarter of Fiscal 2004 the ship completed 167 cruises and eleven (11) cruises were missed due to scheduled wet dock maintenance. During the first quarter of Fiscal 2003 179 cruises were completed.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2003

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three months ended September 30, 2003 and 2002:

                                                     Three Months Ended
                                                        September 30,
                                                -----------------------------
             Description                            2003              2002        Change
---------------------------------------------   -------------     -----------   -----------
Passenger Count                                        61,487          60,385         1,102
Number of Cruises                                         167             179           (12)

Revenue:
    Fare                                      $       655,371   $     658,149  $     (2,778)
    On Board                                          425,100         454,204       (29,104)
    Casino                                          6,494,687       5,195,735     1,298,952
                                                -------------     -----------   -----------
    Total Revenue                                   7,575,158       6,308,088     1,267,070
                                                -------------     -----------   -----------
Expenses:
    Casino Operating Expenses                       2,079,618       1,944,693       134,925
    Hotel and Gift Shop Expenses                      195,241         195,221            20
    Sales, Marketing and Advertising Expenses         713,754         720,188        (6,434)
    Maritime and Legal Expenses                     1,749,269       1,417,924       331,345
    Administrative and Finance Expenses             1,485,919       1,001,698       484,221
                                                -------------     -----------   -----------
    Total Expenses                                  6,223,801       5,279,724       944,077
                                                -------------     -----------   -----------
             Income Before Income Tax Expense $     1,351,357   $   1,028,364  $    322,993
                                                =============     ===========   ===========

Inflation
---------

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

     The Company's management with the participation of our chief executive officer and chief financial officer is continuing to perform evaluations of the design and operation of the Company's entire system of internal controls and financial reporting over a period of time that will be adequate for it to determine, whether, as of the end of the Company's current fiscal year, the design and operation of our internal controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

     There were no changes that occured during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonablely likely to materially affect, our internal controls over financial reporting.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION


Item 6.

     During the quarter ended September 30, 2003, the registrant filed the following Current Reports on Form 8-K:


        Date                           Subject Matter
------------------    ---------------------------------------------------
September 12, 2003    Plan of Reorganization confirmed by the Bankruptcy
                      Court related to the Chapter 11 filing of ITG Vegas, operator of the Palm Beach Princess vessel.

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




November 19, 2003         /s/Francis W. Murray
                          ----------------------------------------------------
                          Francis W. Murray, President, Chief Executive Officer
                          and Chief Financial Officer

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


Date: November 19, 2003

                             /s/Francis W. Murray
                             ---------------------------------
                             Chairman/Chief Executive Officer/
                             Chief Financial Officer

                                                                    Exhibit 99.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three months ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
 -----------------------
Name:   Francis W. Murray
Title:  President and CEO
November 19, 2003

                                                                    Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three months ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
 ---------------------
Name:  Francis W. Murray
Title: Chief Financial Officer
November 19, 2003