Form 10-K/A
period 2003-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2004-02-13
CIK 320573

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   FORM 10-K/A

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

                           Commission File No. 0-9624

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                22-2332039
              --------                                ----------
    (State or other jurisdiction          (IRS Employer Identification No.)
        of incorporation)

      211 Benigno Boulevard, Suite 210, Bellmawr, New Jersey    08031
      ------------------------------------------------------    -----
             (Address of principal executive offices)         (Zip Code)

                                 (856) 931-8163
                                 --------------
                         (Registrant's telephone number,
                              including area code)

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

As of October 14, 2003, there were 8,252,133 outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS

                                     PART I

     Item 1.    Business                                                  1
     Item 2.    Properties                                                8
     Item 3.    Legal Proceedings                                         8
     Item 4.    Submission of Matters to a Vote of Security Holders       8

                                     PART II

     Item 5.    Market for the Registrant's Common Equity and Related
                Stockholder Matters                                       9
     Item 6.    Selected Financial Data                                  10
     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      11
     Item 7A.   Quantitative and Qualitative Disclosures about
                Market Risk                                              21
     Item 8.    Financial Statements and Supplementary Data              21
     Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   59
     Item 9A.   Controls and Procedures                                  59

                                    PART III

     Item 10.   Directors and Executive Officers of the Registrant       60
     Item 11.   Executive Compensation                                   63
     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                           63
     Item 13.   Certain Relationships and Related Transactions           66

                                     PART IV

     Item 14.   Exhibits, Financial Statement Schedule, and Report
                on Form 8-K                                              70


--------------------------------------------------------------------------------
                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K as filed by the Registrant on October 14, 2003 and is being filed to amend and restate Items 6, 7 and Item 8, Financial Statements and Supplemental Data. For the reader's convenience, the Registrant is re-filing its original Report in its entirety.

--------------------------------------------------------------------------------

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

     To that end, as of April 30, 2001, we acquired, by a bareboat charter, operations of an offshore gaming vessel, the M/V Palm Beach Princess. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the three-mile territorial limit, engages in a casino gaming business. We acquired this business pursuant to a bareboat charter for a one-year term, which is continuing on a month-to-month basis, and, by negotiating to purchase the substantial debt secured by a mortgage against the vessel, we plan to negotiate an acquisition of the vessel and related assets. The business of operating the cruise vessel includes a variety of shipboard activities, including casino gaming, dining, music and other entertainment.

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

     I On June 30, 2003, there were approximately 30,000 holders of record of the shares of our outstanding common stock.

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

Item 6. SELECTED FINANCIAL DATA

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                                                               Years Ended June 30,
                                                     ------------------------------------------------------------------------------
                                                         2003            2002           2001             2000              1999
                                                     ------------   -------------  -------------    --------------    -------------
Income (Loss) Before Discontinued Operations (1)(5) $  5,233,826   $   1,982,603  $  (2,402,142)   $   (6,980,831)   $ (16,034,769)

Income From Discontinued Operations (3)             $          0   $           0  $           0    $            0    $   8,144,072

Net Income (Loss)                                   $  5,233,826   $   1,982,603  $  (2,402,142)   $   (6,980,831)   $  (7,890,697)

Per Common Share - Basic and Diluted:

Income (Loss) Before Discontinued Operations        $       0.54   $        0.17  $       (0.24)   $        (0.78)   $       (1.38)

Gain on Sale of Net Assets of
   Discontinued Operations                          $  --          $   --         $   --           $    --           $        0.32

Income From Discontinued Operations                 $  --          $   --         $   --           $    --           $        0.39

Net Income (Loss)                                   $       0.54   $        0.17  $       (0.24)   $        (0.78)   $       (0.67)

Weighted Average Number of Shares                      9,720,275      11,480,272      9,987,114         8,980,244       11,554,476

                                                                                      June 30,
                                                     ------------------------------------------------------------------------------
                                                         2003            2002           2001             2000              1999
                                                     ------------   -------------  -------------    --------------    -------------
Working Capital (Deficiency) (2)                    $    650,328   $  (2,200,346) $    (190,644)   $  (17,792,740)   $ (33,069,102)

Total Assets                                        $ 54,520,826   $  45,928,295  $  41,391,208    $   58,166,739    $  76,588,565

Long-Term Debt                                      $          0   $           0  $     482,000    $      482,000    $           0

Stockholders' Equity                                $ 37,586,067   $  33,961,313  $  31,973,710    $   33,870,852    $  40,846,683

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

     The Bankruptcy filing for ITGV subsidiary has severely limited our ability to make timely payments by our Parent to its creditors and corporate vendors which has affected our ability to retain the professional services and vendors who serve our company. Since January 2001 our Chairman and the President of our Brazil subsidiary have deferred their salaries and other officers and employees have not received reimbursement of many of their business expenses in order to conserve cash. Additionally employee benefits have been reduced and salary increases have been restricted. The Parent company has been forced to reduce services and its budget. The majority of our vendors continue to provide services; however it may be likely that some will stop providing services in the near future if payment terms are not successfully negotiated. This may include the services provided by our professionals or the services provided to our stockholders through our stock transfer agent. Additionally we risk losing the services of some of our employees. The Company believes that it has several options to cure such deficiencies. On September 12, 2003 the United States Bankruptcy Court for the Southern District of Florida (Palm Beach Division) issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 cases of ITG Vegas, Inc., the Company's wholly owned subsidiary, and MJQ Corporation. On the effective date of the Plan and so long as the ITGV subsidiary remains current with its obligations to Donald F. Conway, as Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan ("the Brennan Trustee") then ITGV will be permitted to upstream $100,000 per month to the Parent Company. (See the paragraphs below concerning the bankruptcy court order). The current monthly budgeted cash expenses, including payroll, but exclusive of the Chairman and the President of our Brazil subsidiary, of the Parent company are approximately $100,000 per month. The Company plans to negotiate the payment of past bills while keeping essential bills current. The Company continues to expense funds for exploring potential opportunities in various foreign countries. If the company were to discontinue its exploration of these opportunities additional funds could be used for payment of Parent company expenses but the Company would lose the potential business opportunities. So long as the Brennan Trustee continues to be our principal creditor, payments to the Parent company will be limited to $100,000 per month. We intend to re-finance that debt as soon as reasonably possible in order to eliminate or lessen restrictions on our operating subsidiary's providing cash to the Parent Company.

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

     The Plan includes the following principal features: (i) On the Effective Date, all administrative expense claims and tax claims will be paid in full;
(ii) All pre-petition debtors will be paid in two installments, one-half on the Effective Date and one-half (with interest thereon at 8% per year from the Effective Date) on the six month anniversary of the Effective Date; and (iii) The Debtor's principal creditor, the Brennan Trustee, will receive payment in full of all obligations over a period not to exceed three years which will consist of (a) the balance of the purchase price that had been payable by ITG Vegas for the purchase of the ship mortgage against the Vessel, in the amount of $9,750,000; (b) the balance of the Company's indebtedness to the Brennan Trustee in respect of the purchase of stock in the Company, in the principal amount of $1,511,035.70, plus interest thereon from December 13, 2002 to January 23, 2003 at 9% per annum and thereafter at 11% per annum until the Effective Date; (c) a new obligation of the Company for the purchase of an additional 450,000 shares of the Company's stock from the Brennan Trustee, at $0.50 per share, or $225,000; (d) a forbearance fee of $350,000 also shall accrue to the Brennan Trustee on the Effective Date, of which $100,000 will be payable on the Effective Date and the balance of $250,000 will be due on or about the third anniversary of the Effective Date.

     Monthly payments of $400,000 with interest at 12% will be required to be made to the Brennan Trustee, to be applied first to interest accrued and then to principal. In addition, the Brennan Trustee shall be entitled to payment of a Stay Bonus in the amount of $200,000 if the Payment Obligation shall not have been paid in full within 12 months after the Effective Date, and an additional $100,000 if the Payment Obligation shall not have been paid in full within 24 months after the Effective Date. Beginning with ITG Vegas' 2004 internal accounting year (commencing December 29, 2003) and annually thereafter, 75% of ITG Vegas' Free Cash Flow (as defined in the Plan) for the period shall be paid to the Brennan Trustee as a Sweep Payment to be applied to the aforesaid debt.

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

     In the event the Company is unable to make all the payments under the agreements with the Brennan Trustee or otherwise defaults in performance of the terms of such indebtedness, the Company stands to lose its only operating business. Subject to applicable grace periods, remedies available to the Brennan Trustee if we default include the liquidation of our only operating business, the Palm Beach Princess line. Additionally, if we default (subject to applicable grace periods) the 3,228,146 shares of stock which we are buying from the Brennan Trustee, all of which are pledged to the Brennan Trustee, could be sold by the Trustee. The sale of these shares by the Trustee along with other uncontrollable stock transfer events could affect the preservation of our net operating loss tax carry forwards (NOL's). As of 6/30/03 the Company had $147,000,000 available in Net Operating Loss carryforwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce net income.

     We are in default on the principal and interest payments due to Service America in the approximate amount of $160,000 for the purchase of the liquor license at Garden State Park. The Company is continuing to negotiate new terms under this note, and if unsuccessful the creditor may bring action to attempt to collect this debt.

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

     Another source of cash to the Company would be the collection of a note currently due from Realen-Turnberry/Cherry Hill, LLC from the sale of horse statues at Garden State Park. The amount due and owing is $350,000 plus accrued interest, however, when collection of this note is made the Company will be required to pay an offsetting note due to the original seller of the horse statues when they were sold to us in the amount of $132,000 plus accrued interest. The net funds that would be collected would be $218,000 plus accrued interest. The Company is negotiating with Realen-Turnberry/Cherry Hill, LLC for the collection of this note but the timing of such collection is uncertain.

     Our working capital as of June 30, 2003 was $650,328 as compared to a negative ($2,200,346) at June 30, 2002. The change in working capital during the past twelve months was primarily caused by an increase in cash provided by the operating activities which is limited as to disbursement by the Bankruptcy Court, the use of cash to make payments of $500,000 on the Ship Mortgage Obligation, pay the extension fees of $470,000 on the purchase and fund on-going development projects partially offset by the cash provided by operating activities. Another transaction affecting working capital that did not require the use of cash was the purchase of the spare parts inventory in the amount of $1,103,125 because the amount due for the inventory was offset by amounts owed to the Company from the seller that were previously classified as other long term assets. In addition, the debt incurred in the amount of $1,648,403 including interest of $34,330 for the purchase of 3,228,145 shares of the Company's common stock from the Brennan Trustee did not require the use of cash.

Results of Operations for the Years Ended June 30, 2003 and 2002

     Overall

     Revenue for the year ended June 30, 2003 increased $5,607,144 from $25,473,777 in Fiscal 2002 to $31,080,921 in Fiscal 2003 primarily as a result of increased gaming revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $1,219,714 from $23,626,965 in Fiscal 2002 to $24,846,679 in Fiscal 2003 primarily the result of an increase in Palm Beach Princess operating costs during the comparable periods and costs in the amount of $841,348 associated with the bankruptcy filing, partially offset by a decrease in development costs and a decrease in corporate general and administrative expenses during the comparable periods. With respect to Other Income (Expense), interest expense increased primarily as a result of increased financing costs in the amount of $1,338,649 incurred during the third and fourth quarters of Fiscal 2003 primarily associated with the amended Purchase and Sale Agreement for the Palm Beach Princess operation.

     During the year ended June 30, 2003, our net income was $5,233,826 or $.54 per share on weighted average outstanding shares of 9,720,275 as compared to net income for the comparable period in prior fiscal year of $1,982,603 or $0.17 per share on weighted average outstanding shares of 11,480,272. The change of $3,251,223 was primarily the result of the increased revenues and expenses as discussed above.

     Vessel Operations

     During the year ended June 30, 2003, total revenue from vessel operations was $31,080,921 as compared to $25,473,777 for the year ended June 30, 2002. Gaming revenue increased $5,792,173 or 28% from $20,562,757 in Fiscal 2002 to $26,354,930 in Fiscal 2003 primarily as a result of an increase in the passenger count, an increase in the average revenue amount by each passenger, and an increase in the number of cruises during the comparable periods. Net fare and on board income decreased $185,028 or 4% primarily associated with competitive pricing related to the ship competing with another gaming vessel for a portion of operations in Fiscal 2003. Casino operating expenses which also includes food, beverage and entertainment expenses increased $741,839 from $7,147,301 or 35% of casino revenue in Fiscal 2002 to $7,889,140 or 30% of casino revenue in Fiscal 2003 primarily the result of the increased passenger count and the increased number of cruises during the comparable periods. Sales, marketing and advertising expenses increased $237,373 or 8% from $2,934,483 in Fiscal 2002 to $3,171,856 in Fiscal 2003 primarily associated with the increased competition discussed above. On board gift shop, catering and cabin expenses decreased $22,871 from $871,893 in Fiscal 2002 to $849,022 in Fiscal 2003. Maritime and maintenance costs to operate the ship decreased $191,229 from $6,151,650 in Fiscal 2002 to $5,960,421 in Fiscal 2003 primarily as a result of dry dock maintenance performed in the prior fiscal year. Finance and administrative expenses increased $2,509,998 or 75% in Fiscal 2003 primarily the result of a $600,000 increase in accrued employee bonus compensation costs related to our full calendar year of operation, $869,760 in financing fees, costs of $841,348 associated with the bankruptcy filing and a decrease in other operating expenses. Total expenses before income taxes for the comparable periods increased $3,275,111 or 16% from $20,466,948 for the year ended June 30, 2002 to $23,742,058 for the year ended June 30, 2003 primarily as a result of the increase in the number of passengers and the number of cruises which increased operating costs, increases in sales and marketing expenses associated with competition and the increases in finance and administrative expenses as discussed above. Income before taxes from operation of the vessel for the year ended June 30, 2003 was $7,338,863 as compared to $5,006,829 for the year ended June 30, 2002. Out of the 711 scheduled cruises during the year ended June 30, 2003, two (2) were cancelled for weather or mechanical difficulties as compared to Fiscal 2002 where out of 710 scheduled cruises, thirteen (13) cruises were cancelled for weather or mechanical difficulties. During the year ended June 30, 2003 the vessel was placed in wet dock for five (5) days, whereas the vessel was placed in dry dock for six (6) days in fiscal 2002.

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

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the years ended June 30, 2003 and 2002:

                                                        Years Ended
                                                         June 30,
                                              ------------------------------
              Description                           2003             2002          Change
------------------------------------------    ---------------   -------------    -----------
Passenger Count                                      262,346         232,803         29,543
Number of Cruises                                        709             697             12

Operating Revenue:

     Gaming                                 $     26,354,930  $   20,562,757  $   5,792,173
     Fare                                          7,676,510       7,827,892       (151,382)
     On Board                                      3,280,563       2,853,438        427,125

     Less: Promotional Allowances

     Fare                                         (4,724,444)     (4,628,503)       (95,941)
     On Board                                     (1,506,638)     (1,141,807)      (364,831)
                                              ---------------   -------------    -----------
     Net Operating Revenue                        31,080,921      25,473,777      5,607,144
                                              ---------------   -------------    -----------

Operating Costs and Expenses:

     Gaming                                        7,889,140       7,147,301        741,839
     Fare                                          3,171,856       2,934,483        237,373
     On Board                                        849,022         871,893        (22,871)
     Maritime and Legal Expenses                   5,960,421       6,151,650       (191,229)
     General and Administrative Expenses           3,732,126       3,049,318        682,809
     Interest and Financing Fees                   1,063,646         193,887        869,759
     Professional Fees - Bankruptcy                  841,348               0        841,348
     Depreciation and Amortization                   234,499         118,416        116,083
                                              ---------------   -------------    -----------
     Total Operating Costs and Expenses           23,742,058      20,466,948      3,275,111
                                              ---------------   -------------    -----------
          Income Before Income Tax Expense  $      7,338,863  $    5,006,829  $   2,332,033
                                              ===============   =============    ===========

Results of Operations for the Year Ended June 30, 2002 and 2001

     Overall

     Revenue for the year ended June 30, 2002 increased $20,885,185 from $4,588,592 in Fiscal 2001 to $25,473,777 in Fiscal 2002 as a result of revenues generated by the Palm Beach Princess operations. Operating expenses increased $16,802,079 from $6,824,886 in Fiscal 2001 to $23,626,965 in Fiscal 2002 primarily as the result of operating expenses of $20,466,948 associated with the Palm Beach Princess during the twelve month period in Fiscal 2002 as compared to $3,767,710 for the two month period of operations in Fiscal 2001. General and Administrative expenses for the Parent decreased $904,762 primarily as a result of a Fiscal 2001 $500,000 non-cash compensation cost of the 2,500,000 shares of Common Stock issued to Francis W. Murray, the Company's Chief Executive Officer and Fiscal 2001 remediation costs of approximately $300,000 associated with the sale of Freehold Raceway.

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

     Vessel Operations

     During the year ended June 30, 2002, our first full year of operation, passenger count was 232,803 and total revenue from the vessel was $25,473,777 which included casino revenue of $20,562,757, passenger fares, net of promotional allowances, of $3,199,389 and on board revenue, net of promotional allowances, of $1,711,631. Casino operating expenses which also includes food, beverage and entertainment for the twelve month period were $7,147,301 or 35% of casino revenue. Sales, marketing and advertising expenses were $2,934,483 and on board gift shop, catering and cabin expenses were $871,893. Maritime and maintenance costs to operate the ship were $6,151,650. Finance, administrative and depreciation expenses were $3,361,621. State Income Tax expense was $139,250. Net income from operation of the vessel for the year ended June 30, 2002 was $4,867,579. Out of the 710 scheduled cruises during the year ended June 30, 2002, 13 cruises were cancelled for weather or mechanical difficulties. During the twelve month period the vessel was placed in dry dock for 6 days in October, which is a slow seasonal period, for general maintenance and repairs.

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

     In the event the Company is unable to make all the payments under the agreements with the Brennan Trustee or otherwise defaults in performance of the terms of such indebtedness, the Company stands to lose its only operating business and could lose its tax loss carryforwards as well. Subject to applicable grace periods, the Brennan Trustee can cause the liquidation of our only operating business, the Palm Beach Princess line and could sell stock in ITB that was pledged to him, which may result in the loss of our NOL's.

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable

Item 8. Financial Statements and Supplemental Data.



                          INDEX TO FINANCIAL STATEMENTS


             Report of Independent Public Accountants ............22
             Balance Sheets ......................................23
             Statements of Operations ............................25
             Statements of Stockholders' Equity ..................26
             Statements of Cash Flow .............................27

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


                               STOCKTON BATES, LLP


Philadelphia, Pennsylvania
August 22, 2003

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2003 AND 2002

                                     ASSETS


                                                  June 30,
                                         --------------------------
                                              2003         2002
                                         ------------  ------------
CURRENT ASSETS:
     Cash and Cash Equivalents         $   6,123,641  $    796,609
     Accounts Receivable                     193,689        37,684
     Prepaid Expenses                        488,414       190,639
     Spare Parts Inventory                 1,078,740             0
     Other Current Assets                    390,458       391,596
     Net Assets of Discontinued
      Operations - Current                    98,588       123,569
                                        -------------  ------------
       TOTAL CURRENT ASSETS                8,373,530     1,540,097
                                        -------------  ------------


EQUIPMENT:
     Leasehold Improvements -
      Port of Palm Beach                     953,110             0
     Equipment                             1,278,175       723,420
                                        -------------  ------------
                                           2,231,285       723,420
     LESS: Accumulated Depreciation
            and Amortization                 306,494       113,061
                                        -------------  ------------

       TOTAL EQUIPMENT, NET                1,924,791       610,359
                                        -------------  ------------


OTHER ASSETS:
     Notes Receivable                     33,000,000    33,000,000
     Deposit on Purchase of Palm Beach
      Princess Mortgage                    4,000,000     3,500,000
     Deposits and Other Assets -
      Non-Related Parties                    535,239       374,724
     Deposits and Other Assets -
      Related Parties                      6,687,266     6,903,115
                                        -------------  ------------
       TOTAL OTHER ASSETS                 44,222,505    43,777,839
                                        -------------  ------------


TOTAL ASSETS                           $  54,520,826  $ 45,928,295
                                        =============  ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2003 AND 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           June 30,
                                                  ---------------------------
                                                      2003           2002
                                                  -------------  ------------
CURRENT LIABILITIES:
     Accounts Payable                           $    2,264,499  $  1,324,351
     Accrued Expenses                                2,341,209     1,353,811
     Short-Term Debt                                 2,934,330     1,062,280
     Short-Term Debt - Related Parties                 183,164             0
                                                  -------------  ------------
       TOTAL CURRENT LIABILITIES                     7,723,202     3,740,442
                                                  -------------  ------------

LONG-TERM DEBT - RELATED PARTIES                       985,017             0
                                                  -------------  ------------

DEFERRED INCOME                                      8,226,540     8,226,540
                                                  -------------  ------------
COMMITMENTS AND CONTINGENCIES                            -             -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
      Authorized 500,000 Shares, 362,489 and
      362,488 Issued and Outstanding,
      respectively                                  36,248,875    36,248,775
     Common Stock, $2 Par Value, Authorized
      25,000,000 Shares,Issued, 11,480,278 and
      11,480,275, respectively and Outstanding,
      8,252,133 and 11,480,275,respectively         22,960,555    22,960,549
     Capital in Excess of Par                       20,191,984    20,192,090
     (Deficit) (subsequent to June 30, 1993,
      date of quasi-reorganization)                (40,189,608)  (45,423,434)
                                                  -------------  ------------
                                                    39,211,806    33,977,980
     LESS:
      Treasury Stock, 3,228,145 Shares, at Cost     (1,614,073)            0
      Deferred Compensation, Net                       (11,666)      (16,667)
                                                  -------------  ------------
       TOTAL STOCKHOLDERS' EQUITY                   37,586,067    33,961,313
                                                  -------------  ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   54,520,826  $ 45,928,295
                                                  =============  ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001


                                                                  June 30,
                                                 -------------------------------------------
                                                     2003           2002             2001
                                                 -----------    ------------    ------------
OPERATING REVENUES:
     Gaming                                    $  26,354,930  $   20,562,757  $   3,646,257
     Fare                                          2,952,066       3,199,389        627,253
     On Board                                      1,773,925       1,711,631        315,082
                                                 ------------   -------------   ------------
        NET OPERATING REVENUES                    31,080,921      25,473,777      4,588,592
                                                 ------------   -------------   ------------

OPERATING COSTS AND EXPENSES:
     Gaming                                        7,889,140       7,147,301      1,212,712
     Fare                                          3,171,856       2,934,483        385,735
     On Board                                        849,022         871,893        133,608
     Maritime & Legal Expenses                     5,960,421       6,151,650      1,015,826
     General & Administrative Expenses             4,121,811       3,296,116        977,732
     General & Administrative Expenses - Parent    1,452,047       2,147,414      3,052,176
     ITG Vegas Bankruptcy Costs                      841,348               0              0
     Development Costs                               306,952         933,814              0
     Depreciation & Amortization                     254,082         144,294         47,097
                                                 ------------   -------------   ------------
        TOTAL OPERATING COSTS AND EXPENSES        24,846,679      23,626,965      6,824,886
                                                 ------------   -------------   ------------

OPERATING INCOME (LOSS)                            6,234,242       1,846,812     (2,236,294)
                                                 ------------   -------------   ------------

OTHER INCOME (EXPENSE):
     Interest and Financing Expenses              (1,338,649)       (306,773)      (498,347)
     Interest Income                                  81,039         124,789         20,772
     Interest Income Related Parties                 342,226         350,833        101,788
     Other Income                                     60,468         106,192        209,939
                                                 ------------   -------------   ------------
        TOTAL OTHER INCOME (EXPENSE)                (854,916)        275,041       (165,848)
                                                 ------------   -------------   ------------


INCOME (LOSS) BEFORE TAX PROVISION                 5,379,326       2,121,853     (2,402,142)
     State Income Tax Expense                        145,500         139,250              0
                                                 ------------   -------------   ------------

NET INCOME (LOSS)                              $   5,233,826  $    1,982,603  $  (2,402,142)
                                                 ============   =============   ============


NET BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE                            $        0.54  $         0.17  $       (0.24)
                                                 ============   =============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              9,720,275      11,480,272      9,987,114
                                                 ============   =============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                         Preferred                          Common
                                                                 --------------------------     ------------------------------
                                                                 Number of                        Number of
                                                                  Shares         Amount            Shares           Amount
                                                                 ---------     ------------     -------------     ------------
BALANCE - JUNE 30, 2000                                           362,484     $ 36,248,375        11,884,270    $  23,768,539

Treasury Shares Retired                                            ---             ---            (2,904,016)      (5,808,032)
Shares Issued for Compensation                                     ---             ---             2,500,000        5,000,000
Shares Issued for Fractional Exchanges With Respect to the
One-for-twenty Reverse Stock Split effected on March 13, 1992           3              300                13               26
Amortization of Deferred Compensation Costs                        ---             ---              ---               ---
Net (Loss) for the Year Ended June 30, 2001                        ---             ---              ---               ---

                                                                 ---------     ------------     -------------     ------------
BALANCE - JUNE 30, 2001                                           362,487     $ 36,248,675        11,480,267    $  22,960,533

Shares Issued for Fractional Exchanges With Respect to the
One-for-twenty Reverse Stock Split effected on March 13, 1992           1              100                 8               16
Amortization of Deferred Compensation Costs                        ---             ---              ---               ---
Net Income for the Year Ended June 30, 2002                        ---             ---              ---               ---

                                                                 ---------     ------------     -------------     ------------
BALANCE - JUNE 30, 2002                                           362,488     $ 36,248,775        11,480,275    $  22,960,549

Purchase of Shares for Treasury in connection with REB Trustee     ---             ---              ---               ---
Shares Issued for Fractional Exchanges With Respect to the
One-for-twenty Reverse Stock Split effected on March 13, 1992           1              100                 3                6
Amortization of Deferred Compensation Costs                        ---             ---              ---               ---
Net Income for the Year Ended June 30, 2003                        ---             ---              ---               ---

                                                                 ---------     ------------     -------------     ------------
BALANCE - JUNE 30, 2003                                           362,489     $ 36,248,875        11,480,278    $  22,960,555
                                                                 =========     ============     =============     ============

                                                                  Capital                    Treasury     Deferred
                                                                 in Excess                     Stock       Compen-
                                                                  of Par       (Deficit)      At Cost      sation       Total
                                                               ------------  -------------  ------------  ---------  ------------
BALANCE - JUNE 30, 2000                                       $ 26,144,540  $ (45,003,895) $ (7,260,040) $ (26,667) $ 33,870,852

 Treasury Shares Retired                                        (1,452,008)      ---          7,260,040     ---         ---
 Shares Issued for Compensation                                 (4,500,000)      ---            ---         ---          500,000
 Shares Issued for Fractional Exchanges With Respect to the
  One-for-twenty Reverse Stock Split effected on March 13, 1992       (326)      ---            ---         ---         ---
 Amortization of Deferred Compensation Costs                       ---           ---            ---          5,000         5,000
 Net (Loss) for the Year Ended June 30, 2001                       ---         (2,402,142)      ---         ---       (2,402,142)

                                                               ------------  -------------  ------------  ---------  ------------
BALANCE - JUNE 30, 2001                                       $ 20,192,206  $ (47,406,037) $          0  $ (21,667) $ 31,973,710

 Shares Issued for Fractional Exchanges With Respect to the
  One-for-twenty Reverse Stock Split effected on March 13, 1992       (116)      ---            ---         ---         ---
 Amortization of Deferred Compensation Costs                       ---           ---                         5,000         5,000
 Net Income for the Year Ended June 30, 2002                       ---          1,982,603       ---         ---        1,982,603

                                                               ------------  -------------  ------------  ---------  ------------
BALANCE - JUNE 30, 2002                                       $ 20,192,090  $ (45,423,434) $          0  $ (16,667) $ 33,961,313

 Purchase of Shares for Treasury in connection with REB Trustee    ---           ---         (1,614,073)    ---       (1,614,073)
 Shares Issued for Fractional Exchanges With Respect to the
  One-for-twenty Reverse Stock Split effected on March 13, 1992       (106)      ---            ---         ---         ---
 Amortization of Deferred Compensation Costs                       ---           ---            ---          5,001         5,001
 Net Income for the Year Ended June 30, 2003                       ---          5,233,826       ---         ---        5,233,826

                                                               ------------  -------------  ------------  ---------  ------------
BALANCE - JUNE 30, 2003                                       $ 20,191,984  $ (40,189,608) $ (1,614,073) $ (11,666) $ 37,586,067
                                                               ============  =============  ============  =========  ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                                          June 30,
                                                                       --------------------------------------------
                                                                            2003           2002           2001
                                                                       -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                 $   5,233,826  $   1,982,603  $   (2,402,142)
                                                                       -------------   ------------   -------------
  Adjustments to reconcile income to net cash provided by operating activities:
     Depreciation and Amortization                                          254,082        144,294          47,097
     (Gain) on Sale of Fixed Assets                                               0        (77,577)        (81,733)
     Compensation for Common Shares Issued                                        0              0         500,000
     Changes in Operating Assets and Liabilities -
      Increase (Decrease) in Restricted Cash & Investments                        0              0       1,656,743
      (Increase) Decrease in Accounts Receivable                           (156,010)       805,703        (415,731)
      Decrease (Increase) in Other Assets                                    21,247       (304,316)       (720,559)
      (Increase) Decrease in Prepaid Expenses                              (297,773)       171,409         750,273
      Increase (Decrease) in Accounts Payable and Accrued Expenses        2,217,821       (151,167)      2,876,062
                                                                       -------------   ------------   -------------
     CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
      DISCONTINUED OPERATIONS                                             7,273,193      2,570,949       2,210,010
     CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES            14,939              0      (1,011,785)
                                                                       -------------   ------------   -------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  7,288,132      2,570,949       1,198,225
                                                                       -------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage                   (500,000)    (2,750,000)       (750,000)
    Deposits on Purchase of Additional Vessel                              (300,000)             0               0
    Investment in Port Lease                                               (250,000)             0               0
    Proceeds from Auction of Garden State Park Fixed Assets                       0      1,216,481               0
    Capital Expenditures                                                 (1,363,809)      (480,615)              0
    Loans made on Development Projects                                            0       (922,751)     (2,095,105)
    Decrease (Increase) in Other Investment Activity                        314,846       (108,040)        (17,983)
                                                                       -------------   ------------   -------------
     CASH (USED IN) INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES                           (2,098,963)    (3,044,925)     (2,863,088)
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                           0              0      20,000,000
                                                                       -------------   ------------   -------------
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (2,098,963)    (3,044,925)     17,136,912
                                                                       -------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Related Party Loans                                       183,164              0               0
    Proceeds from Bank Financing                                            200,000              0       1,650,000
    Principal Payments on Short Term Notes                                 (248,144)      (100,000)    (17,654,555)
    Decrease in Balances Due to/From Subsidiaries                            17,783          9,298      17,747,801
                                                                       -------------   ------------   -------------
     CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES                              152,803        (90,702)      1,743,246
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                       (17,783)        (9,298)    (19,005,177)
                                                                       -------------   ------------   -------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    135,020       (100,000)    (17,261,931)
                                                                       -------------   ------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 5,324,189       (573,976)      1,073,206
     LESS CASH AND CASH EQUIVALENTS  FROM
      DISCONTINUED OPERATIONS                                                 2,843          9,298          16,962
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                   796,609      1,361,287         271,119
                                                                       -------------   ------------   -------------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $   6,123,641  $     796,609  $    1,361,287
                                                                       =============   ============   =============

     Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:
       Interest                                                       $     412,431  $      13,200  $      109,681
       Income Taxes                                                   $     115,983  $           0  $            0

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

     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Effective January 4, 2002, SFAS 142 requires an annual impairment review based on fair value for all intangible assets with indefinite lives. The Company performed an impairment test of its intangible assets with indefinite lives during the fiscal year 2003 and concluded that there was no impairment.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (F) Net Assets of Discontinued Operations - At June 30, 2003 and 2002, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations."

     (G) Recent Accounting Pronouncements -

     In June 2001, the Financial Accounting Standards Board issued statement No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. Based upon a preliminary review, the Company has no asset retirement obligation at June 30, 2003.

     SFAS 144 was issued in August 2001 and adopted by us on July 1, 2002. The statement requires one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The statement essentially carried forward existing guidance on determining whether an impairment has occurred and calculating any impairment loss. Therefore, the adoption of this statement has not had, nor do we expect it to have, a material impact on our results of operations or financial position.

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

     (H) Revenue Recognition - Casino revenue consists of gaming winnings net of losses. Net income is the difference between wagers placed and winning payout to patrons and is recorded at the time wagers are made. The vast majority of the wagers are in the form of cash and we do not grant credit to our customers to a significant extent. Fare revenues consist of admissions to our vessel and are recognized as earned. On board revenues consist primarily of ancillary activities aboard the vessel such as the sale of food and beverages, cabin rental, gift shop, spa facility and skeet shooting. These revenues are recognized on the date they are earned.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     (M) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 and the gain from our sale of the El Rancho property on May 22, 2000 in the amount of $2,786,589 have been deferred until such time as the notes receivable on the sales have been collected. Other amounts included in Deferred Income are fees/charges to Leo Equity Group, Inc. in the amount of $3,000,000 and to MJQ Corp. in the amount of $1,000,000 in connection with the final settlement with the Brennan Trustee. These amounts have been deferred until such time as the funds are received.

     (N) Net Income  (Loss)  per Common  Share - In March  1997,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

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

(2)  ITG VEGAS, INC. CHAPTER 11 PLAN OF REORGANIZATION

     On January 3, 2003, ITG Vegas, Inc.("ITGV"), our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), which owns the Palm Beach Princess vessel, an unrelate entity owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition did not cover the Parent company, ITB, nor any other of ITB's subsidiaries. The Palm Beach Princess continued to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As described in Note 13 below we had previously entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Trustee") the promissory note of MJQ Corporation for $13.75 million. We did not have funds necessary to complete that purchase by January 6, 2003, the date required for payment of the balance of such purchase price. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITGV (together with MJQ Corporation) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(3)  NOTES RECEIVABLE

     A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a promissory note in the face amount of $23,000,000. The interest rate under such note will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash will be paid to us. We will thereafter receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 30th anniversary of our purchase of the note. We may convert the promissory note, at our option, into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note will convert into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance. Fair value and the collectability of this note was determined by a real estate appraisal completed in July, 2003 for a bank in anticipation of financing for Turnberry.

     A portion of the proceeds from the sale on November 30, 2000 of our Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") was paid in the form of a promissory note in the face amount of $10 million (the "Note.") Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the buyer's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash will be paid to us. We will thereafter receive payments under the Note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. We may convert the promissory note, at our option, into a 33 1/3% equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any   unreturned   equity   investment  of  its  owners.   Fair  value  and  the
collectability of this note was determined by a real estate appraisal completed in March, 2002 for a bank in anticipation of financing for Turnberry.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     The following items are classified as deposits and other assets (See Note 19 - Related Party Transactions):

                                                                                         June 30,
                                                                             ----------------------------------
                                                                                  2003               2002
                                                                             ----------------   ---------------
Loans to the Ft Lauderdale Project (OC Realty, LLC)                        $       2,034,405    $    2,067,363

Loan Transferred from Golf Course Project to OC Realty, LLC                          735,584               -0-

Accounts Receivable from Francis W. Murray                                            35,099            19,236

Loans to Francis W. Murray                                                            93,000               -0-

Advances to OC Realty, LLC                                                            77,162               -0-

Accrued Interest on Loans to the Ft. Lauderdale Project (OC Realty, LLC)             606,553           458,711

Accrued Interest Transferred from Golf Course Project to OC Realty, LLC              287,327               -0-

Loans including accrued interest to the Golf Course Project in California                -0-           911,169

Deposits on Port Lease                                                                   -0-            75,000

Advances to MJQ Corporation (MJQ ownership)                                              -0-           521,583

Accounts Receivable from Frank Leo                                                    23,441            13,804

Goodwill on Purchase of GMO Travel, Inc.                                             193,946               -0-

Assets Assigned from Leo Equity Group, Inc. (See Note 19):

Note Receivable from Francis W. Murray *                                           2,600,749               -0-

Note Receivable from Michael J Quigley III*                                              -0-         2,600,749

Accounts Receivable from MJQ Corp                                                        -0-            21,000

Accounts Receivable from Ft Lauderdale Project                                           -0-             8,000

Loans to Francis W Murray                                                                -0-            93,000

Accounts Receivable from GMO Travel                                                      -0-           113,500
                                                                             ----------------   ---------------
         Total Deposits and Other Assets - Related Parties                 $       6,687,266    $    6,903,115
                                                                             ================   ===============

--------------------------------------------------------------------------------

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                                        June 30,
                                             -----------------------------
                                                   2003           2002
                                             --------------  -------------
Loans to South American Gaming Projects    $           -0-  $     349,472

Port Lease Rights                                  250,000            -0-

Deposit on Ship Purchase (See Note 10-D)           200,000            -0-

Other Misc. Assets                                  85,239         25,252
                                             --------------  -------------
         Total                             $       535,239  $     374,724
                                             ==============  =============

(6)  DISCONTINUED OPERATIONS

     On January 28, 1999, we completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility. On November 30, 2000, the Company, through its wholly-owned subsidiary, GSRT, LLC, closed on the sale (the "Garden State Transaction") of the Garden State Park property (the "Garden State Park Property") in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen"). The purchase price was $30 million and was paid by: (i) previous cash deposits totaling a $1,000,000; (ii) a promissory note in the face amount of $10 million (the "Note"); and (iii) the balance of the purchase price paid in cash at the closing. The Company has elected to defer all the gain of $1,439,951 on the sale of the property until such time that collectability under the $10,000,000 note from Realen can be determined. The gain represented the sales price of cash and notes in excess of our cost basis.

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

     The net amount of discontinued operations include a liquor license purchased by the Company from its concession vendor on January 29, 1999 for $500.000. On the same date the Company entered into a sale and lease agreement for the lease of our premises from January 28,

1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer had the right to (i) take possession of the liquor license if during the three year period from Jan. 28, 1999 until Jan. 27, 2002 it had a use for the liquor license at the OTB facility and (ii) to transfer the license to its name by paying Garden State Park $100,000. The lessee/buyer has transferred the license to its name by paying us $100,000. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right, however the lessee/buyer has refused to perform. The Company believes it will need to take legal action to enforce its right to the liquor license.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 2003 and 2002 consist of the following:

                                                             June 30,
                                                   ----------------------------
Classified As:                                        2003            2002
                                                   ------------    ------------
Current Assets                                    $    399,785  $      415,166

Current Liabilities                                   (301,197)       (291,597)
                                                   ------------    ------------
         Net Assets of Discontinued Operations    $     98,588  $      123,569
                                                   ============    ============

     Cash flows from discontinued operations for the years ended June 30, 2003, 2002 and 2001 consist of the following:

                                                                                    June 30,
                                                                    ----------------------------------------
                                                                        2003        2002          2001
                                                                    -----------  ----------   --------------
Cash Flows From Discontinued Operating Activities:

      Income                                                      $        -0-  $      -0-   $          -0-
                                                                    -----------  ----------   --------------
      Adjustments to reconcile income to net cash provided
      by discontinued operating activities:

        Changes in Operating Assets and Liabilities of
        Discontinued Operations:

            Decrease (Increase) in Accounts Receivable                  12,539         -0-       (1,030,285)

            Increase (Decrease) in Accounts and Purses
             Payable and Accrued Expenses                                2,400         -0-            1,000

            Increase in Deferred Revenue                                   -0-         -0-           17,500
                                                                    -----------  ----------   --------------
      Net Cash Provided by Discontinued Operating Activities            14,939         -0-       (1,011,785)
                                                                    -----------  ----------   --------------
Cash Flows From Discontinued Investing Activities:

      Proceeds from Sale of Garden State Park                              -0-         -0-       20,000,000
                                                                    -----------  ----------   --------------
      Net Cash (Used In) Provided by Discontinued Investing
      Activities                                                           -0-         -0-       20,000,000
                                                                    -----------  ----------   --------------
Cash Flows from Discontinued Financing Activities:

      (Decrease) in Balances Due To/From Continuing Operations         (17,782)     (9,298)     (19,005,177)
                                                                    -----------  ----------   --------------
      Net Cash (Used In) Discontinued Financing Activities             (17,782)     (9,298)     (19,005,177)
                                                                    -----------  ----------   --------------
      Net (Decrease) Increase in Cash and Cash Equivalents From
      Discontinued Operations                                           (2,843)     (9,298)         (16,962)

        Cash and Cash Equivalents at Beginning of Year From
        Discontinued Operations                                          2,527      11,825           28,787
                                                                    -----------  ----------   --------------
        Cash and Cash Equivalents at End of Year From
        Discontinued Operations                                   $       (316)  $   2,527   $       11,825
                                                                    ===========  ==========   ==============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  ACQUISITIONS AND DISPOSITIONS

     o    Fiscal 2003

     On October 27, 2002 the Company purchased all the stock of Leo Equity Group, Inc. ("Leo Equity") for a purchase price of $250,000 payable without interest. The purchase of Leo Equity enabled us to obtain the lease and operating agreement with the Port of Palm Beach which was owned by Leo Equity. Additionally Leo Equity also owned 100% of the stock of GMO Travel. GMO Travel provides reservations and travel services for the Palm Beach Princess customers, executives and foreign employees. (See footnote 17 Related Party Transactions)

     o    Fiscal 2002

     On July 18, 2001, we sold our condominium unit and an ownership interest in the Ocala Jockey Club that was located in Reddick, Florida. The sales price was $94,000 and the proceeds after closing fees and other expenses were $81,645. A gain of $77,577 was recognized during the first quarter of Fiscal 2002.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  LAND, BUILDINGS AND EQUIPMENT

     Land, buildings and equipment are recorded at cost. Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

Major classes of land, buildings and equipment consist of the following:

                                Estimated Useful        June 30,
                                                  ----------------------
                                 Lives in Years      2003         2002
------------------------------------------------  ----------    --------

Leasehold Improvements               15-40      $   953,110    $     -0-

Equipment and Artwork                 5-15        1,278,175      723,420
                                                  ----------    --------

Totals                                            2,231,285      723,420

Less Accumulated Depreciation
 and Amortization                                   306,494      113,061
                                                  ----------    --------

                                                $ 1,924,791    $ 610,359
                                                  ==========    ========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(10) NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                               June 30, 2003             June 30, 2002
                                                         ------------------------- ------------------------
                                          Interest %
                                          Per Annum        Current     Long-Term      Current   Long-Term
                                       ----------------- -----------  ------------ ------------ -----------
International Thoroughbred Breeders,
Inc.:
------------------------------------
MCJEM, INC. (A)                                     15% $   132,000  $       -0-  $   132,000  $      -0-

Chapter 11 Trustee (the "Trustee")
for the Bankruptcy Estate of Robert E.
Brennan (B)                                         11%   1,511,036          -0-          -0-         -0-

Michael J. Quigley, III (C)                         10%     900,000          -0-      900,000         -0-

Florida Bank, N.A. (D)                     Prime + .25%     200,000          -0-          -0-         -0-

First Insurance Funding Corp.(E)                  6.95%      28,117          -0-          -0-         -0-

Francis X. Murray (F)                                8%     159,164          -0-          -0-         -0-

William H. Warner(F)                                12%      24,000          -0-          -0-         -0-

Other                                           Various      25,000          -0-       30,280         -0-

ITG Vegas, Inc.:
----------------
International Game Technology (G)                    8%      16,709          -0-          -0-         -0-

Corporate Interiors (H)                      Prime + 2%     121,468          -0-          -0-         -0-

Garden State Park:
------------------
Service America Corporation (I)                      6%     160,000          -0-      160,000         -0-
                                                         -----------  ------------ ------------ -----------
                 Totals                                 $ 3,277,494  $       -0-  $ 1,222,280  $      -0-

 Net Assets of Discontinued
  Operations - Long Term                                        -0-          -0-          -0-         -0-

 Net Liabilities of Discontinued
  Operations - Long Term                                   (160,000)         -0-     (160,000)        -0-

 Related Party Notes                                       (183,164)         -0-          -0-         -0-
                                                         -----------  ------------ ------------ -----------

Totals                                                  $ 2,934,330  $       -0-  $ 1,062,280  $      -0-
                                                         ===========  ============ ============ ===========

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

     (B) On December 13, 2002, we issued a twelve month promissory note in the amount of $1,648,403 including interest of $34,330 (the "Stock Purchase Note") bearing interest at 9% (increases to 11% after default) to Donald F. Conway, the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert E. Brennan for the purchase of 3,228,146 shares of our common stock held or claimed by the Trustee. The first principal payment of $137,367 was also paid on that date. At June 30, 2003, the principal balance on the note was $1,511,036. The Stock Purchase Note is secured by a security interest in proceeds and payments receivable under the $10 million Realen Note. A principal payment of $137,367 was made in December 2002. As of June 30, 2003 we are in default on the monthly payments of principal and interest from January 13, 2003 through October 14, 2003. If we are unable to continue to make timely payments, the 3,228,146 shares of stock, which have been pledged as security, could be sold by the Trustee. The sale of said shares by the Trustee along with other uncontrollable stock transfer events could effect the preservation of our net operating loss tax carry forwards (NOL's). As of 6/30/03 the Company had $147,000,000 available in Net Operating Loss carryforwards which can be used to offset taxable income. Loss

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income. (See Note 12)

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

     (D) On March 19, 2003, we issued a two month promissory note in the amount of $200,000 bearing interest at prime plus .25% to Florida Bank, N.A. The proceeds of such note were used to fund a escrow deposit in connection with a charter/purchase of an offshore gaming vessel. The escrow deposit was returned to us on May 7, 2003 following the expiration of the negotiation period, and we have satisfied the note to Florida Bank, N.A. (See Note 21)

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

     (G) On December 6, 2002, Palm Beach Princess, Inc. issued a twenty-four month promissory note in the amount of $21,000 bearing interest at 8% to International Game Technology for the purchase of gaming equipment. A payment of $2,100 was paid on delivery of the equipment and 23 consecutive monthly installments of $854.80 were to be paid on the balance. As a result of the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code, payments have been delayed until the effective date of the Plan of Reorganization (See Note 2). At June 30, 2003, the principal balance on the note was $16,709.

     (H) On April 30 2003, ITG Vegas, Inc. issued a one year promissory note in the amount of $161,958 bearing interest at prime plus 2% to Corporate Interiors for the purchase of office furniture. Monthly payments of $13,496.46 are being paid on the note. At June 30, 2003, the principal balance on the note was $121,468.

     (I) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and on December 28, 2003. The payment due on December 28, 2002 has not been made as of October 14, 2003. We are in default on the principal

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and interest payments due to Service America in the approximate amount of $160,000 for the purchase of the liquor license at Garden State Park. The Company is continuing to negotiate new terms under this note and if unsuccessful the creditor may seek to enforce payment of the note.

(11) LONG TERM DEBT - RELATED PARTIES

     The following items are classified as long-term debt (See Note 19 - Related Party Transactions):

                                                                June 30,
                                                         -----------------------
                                                             2003         2002
                                                         ------------   --------

Loan from Francis W. Murray                            $     250,000   $    -0-

Accrued Wages due and Advances from Francis W. Murray        404,204        -0-

Advances from MJQ Corporation (FWM ownership)                330,813        -0-
                                                         ------------   --------
         Total Long Term Debt - Related Parties        $     985,017   $    -0-
                                                         ============   ========

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

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the following carryforwards to offset future taxable income at June 30, 2003:

                   Net Operating Loss         Year End
                      Carryforwards        Expiration Dates
                      -------------        ----------------

                      $ 20,000,000            6/30/2004

                        15,600,000            6/30/2005

                        11,700,000            6/30/2006

                         4,300,000            6/30/2007

                        95,400,000            6/30/2008
                                         through 6/30/2021
                       -----------
                      $147,000,000
                       ===========

(13) COMMITMENTS AND CONTINGENCIES

     See Note 2 for additional commitments and contingencies with respect to the Chapter 11 Bankruptcy filing.

     See Note 19 for additional commitments and contingencies of the Company and transactions with related parties.

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

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be approximately $750,000. As of June 30, 1999 we had accrued $362,000 and we accrued an additional amount of approximately $388,000 during fiscal 2001 as the scope of the project was further defined. Such accruals were made with the help of the environmental consulting firm

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

engaged by the Company. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $93,600, $200,000, and $323,000 during fiscal years 2000, 2001, 2002 respectively which were charged against the accrued balances. As of June 30, 2003 the accrued balance was $130,398. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. It is unlikely that the Company will receive any insurance reimbursement for our costs of this remediation project.

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payment due on December 28, 2002 has not been made as of October 14, 2003. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer had the right to (i) take possession of the liquor license if during the three year period from Jan. 28, 1999 until Jan. 28, 2002 it had a use for the liquor license at the OTB facility and (ii) to transfer the license to its name by paying Garden State Park $100,000. The lessee/buyer has transferred the license to its name by paying us $100,000. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right, however the lessee/buyer has refused to perform. The Company believes it will need to take legal action to enforce its right to the liquor license.

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

     As permitted by the Master Settlement Agreement with the Trustee, we have entered into a bareboat charter with MJQ Corporation, pursuant to which we have chartered the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as a charter hire fee to the vessel's owner, MJQ Corporation. Other parties to the Master Settlement Agreement include MJQ Corporation, Leo Equity Group, Inc. and Francis
W. Murray, our Chairman, who is also a director and officer of MJQ Corporation and a director of Leo Equity Group, Inc. In October 2002, Mr. Murray purchased the stock of MJQ Corporation and effective October 27, 2002 we purchased the stock of Leo Equity Group, Inc. (See Note 19 , Related Party Transactions.)

     In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary (which has been merged into ITGV) we entered into a Purchase and Sale Agreement

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The second agreement which we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Purchase Agreement. Under this Agreement, which superseded all prior agreements and understandings between us and the Trustee for the purchase of our common stock held or claimed by the Trustee, we agreed to purchase up to approximately 2,235,000 shares of our common stock at a purchase price of $0.50 per share on July 11, 2002. We desired to purchase these shares in order to preserve our net operating loss carryforwards which otherwise may be lost if the shares are transferred. As collateral security for our payment of the purchase price for these shares, we granted to the Trustee a security interest in all proceeds of (including all payments that might be made in the future under) the $10 million Realen Note, described in Note 2 above. We were unable to pay the purchase price under the Stock Purchase Agreement on July 11, 2002 (which price, at that date, was $892,500 for 1,785,000 shares). On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until December 13, 2002 at which time the Trustee agreed to accept payment of the purchase price for 3,228,145 shares (including additional shares over which the Trustee obtained control) in the form of a twelve month promissory note bearing interest at 9%(increasing to 11% after default) in the amount of $1,648,402 including interest of $34,330. (See Note 10 (B).) Should the Trustee obtain control over an additional 450,000 shares, we are

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

further obligated to purchase those shares at $0.50 per share. A principal payment of $137,367 was made in December 2002. As of June 30, 2003 we are in default on all monthly payments of principal and interest that were due to the Trustee from January 13, 2003 through May 13, 2003. If we are unable to continue to make timely payments, the 3,228,146 shares of stock, which have been pledged as security, could be sold by the Trustee. The sale of said shares by the Trustee along with other uncontrollable stock transfer events could effect the preservation of our net operating loss tax carry forwards (NOL's). As of 6/30/03 the Company had $147,000,000 available in Net Operating Loss carryforwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income.

     In the event the Company is unable to make all the payments under the agreements with the Brennan Trustee or otherwise defaults in performance of the terms of such indebtedness, the Company also stands to lose its only operating business. Subject to applicable grace periods, the Brennan Trustee can cause the liquidation of our only operating business, the Palm Beach Princess line.

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

The following summarizes commitments on non-cancelable contracts and leases as of June 30, 2003:

                                                       Year Ended June 30,
                            --------------------------------------------------------------
                                                                                             There-
                                2004         2005         2006        2007         2008        after       Total
                            ------------   ---------   ----------   ---------   ----------   --------   -----------
Employee Contracts
(excluding severance
agreements)                $  1,190,500   $ 722,884  $   155,000  $      -0-  $       -0-  $     -0-   $ 2,068,383

Operating Leases                331,119     209,891      197,941     116,603       97,169        -0-       889,550

Casino Contracts                142,137         -0-          -0-         -0-          -0-        -0-       142,137
                            ------------   ---------   ----------   ---------   ----------   --------   -----------

                   Total   $  1,663,756   $ 932,775  $   352,941  $  116,603  $    97,169  $     -0-   $ 3,100,071
                            ============   =========   ==========   =========   ==========   ========   ===========

     The above chart does not include payments to the Brennan Trustee which are still being negotiated.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(16) STOCK OPTIONS AND WARRANTS

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

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table contains information on stock options for options granted from the Plan and options granted outside the Plan for the three year period ended June 30, 2003:

                                                                     Stock Options
                                                                    ---------------
                                                                       Exercise        Weighted
                                                    Number            Price Range      Average
                                                   of Shares           Per Share        Price
                                               ------------------   ---------------- --------------
      Outstanding at June 30, 2000                     1,355,000    $ 1.00 - $5.00       $  4.37
      Granted during FYE 6/01                          2,081,500    $0.269 - $1.00       $ 0.283
                                               ------------------
      Outstanding at June 30, 2001                     3,436,500    $0.269 - $5.00       $  1.89

      Canceled during FYE 6/02                        (2,175,000)   $0.269 - $5.00       $ 0.489

      Granted during FYE 6/02                          2,075,000    $0.269               $ 0.269
                                               ------------------
      Outstanding at June 30, 2002 and 2003            3,336,500    $0.269 - $5.00       $  1.59
                                               ==================

                                                                        Exercise        Weighted
                                                                      Price Range        Average
                                             Option shares             Per Share          Price
                                           --------------------  ------------------- --------------
     Exercisable at June 30:

     2001                                      3,436,500            $0.269 - $5.00       $  1.89
                                           --------------------  ------------------- --------------
     2002                                      3,336,500            $0.269 - $5.00       $  1.59
                                           --------------------  ------------------- --------------
     2003                                      3,336,500            $0.269 - $5.00       $  1.59
                                           --------------------  ------------------- --------------

                                                                 -----------------------
     Options available for future grant
     under the Plan at June 30:                                         1994 Plan
                                                                 -----------------------
     2001                                                               475,000

     2002                                                               475,000

     2003                                                               475,000

The following table summarizes information about stock options outstanding at June 30, 2003:

                                                                       Ranges                       Total
                                                      ---------------------------------------   --------------
Range of exercise prices                              $0.20 - 0.50  $1.00 - 4.625      $5.00     $0.20 - 5.00
                                                      ------------  -------------      -----     ------------
Outstanding options:
--------------------
   Number outstanding at June 30, 2003                   2,281,500        755,000    300,000        3,336,500
                                                      ---------------------------------------   --------------
   Weighted average remaining contractual life (years)        7.14           2.82       3.50             5.48
                                                      ---------------------------------------   --------------
   Weighted average exercise price                            0.29           4.17       5.00             1.59
                                                      ---------------------------------------   --------------
Exercisable options:
--------------------
   Number outstanding at June 30, 2003                   2,281,500        755,000    300,000        3,336,500
                                                      ---------------------------------------   --------------
   Weighted average exercise price                            0.29           4.17       5.00             1.59
                                                      ---------------------------------------   --------------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to July 1, 2002 we accounted for all stock option grants under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income before fiscal 2003, as all stock option grants had an exercise price equal or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. Stock option grants under the 1995 Plan vest over periods ranging from six months to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for fiscal 2003 is less than that which would have been recognized if the fair value based method had been applied to all stock option grants since the original effective date of SFAS No. 123. As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, the following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding stock option grants in each period including the options replaced to Mr. Murray and Mr. Warner in January 2002.

                                            Years Ended June 30,
                                            --------------------
                                      2003          2002              2001
                                      ----          ----              ----
Net Income (Loss): As Reported

Income (Loss)                   $   5,233,827 $    1,982,603  $   (2,402,142)
                                  ------------  -------------   -------------
Net Income (Loss)               $   5,233,827 $    1,982,603  $   (2,402,142)
                                  ------------  -------------   -------------
Pro Forma Net Income (Loss)

Income (Loss)                   $   5,233,827 $    1,671,353  $   (2,498,508)
                                  ------------  -------------   -------------
Net Income (Loss)               $   5,233,827 $    1,671,353  $   (2,498,508)
                                  ------------  -------------   -------------
Net Income (Loss) Per Share -
Basic and Diluted: As Reported

Income (Loss)                   $        0.54 $         0.17  $        (0.24)
                                  ------------  -------------   -------------
Net Income (Loss)               $        0.54 $         0.17  $        (0.24)
                                  ------------  -------------   -------------
Pro Forma Net Income (Loss)
Per Share

Income (Loss)                   $        0.54 $         0.15  $        (0.25)
                                  ------------  -------------   -------------
Net Income (Loss)               $        0.54 $         0.15  $        (0.25)
                                  ------------  -------------   -------------

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Warrants have been granted to acquire Common Stock at various prices above, below and at fair market value at the date of grant. The following table contains information on warrants for the three-year period ended June 30, 2003:

                                                          Warrants
                                                          --------
                                                          Exercise     Weighted
                                          Number         Price Range   Average
                                        Of Shares         Per Share     Price
                                       --------------  --------------- --------
Outstanding at June 30, 1999,
     2000 and 2001                         2,604,000   $2.50 - $5.25     $4.25

Expired During Fiscal 2002                (1,894,000)  $4.375 - $5.25    $4.68
                                       --------------

Outstanding at  June 30, 2002 and 2003       710,000   $2.50 - $4.00     $3.08
                                       ==============

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

(18) EXECUTIVE COMPENSATION

     On November 29, 2000 the Board of Directors  awarded a bonus to Mr. Francis
W. Murray in recognition of his efforts in successfully settling the significant litigation in Delaware involving Mr. DeSantis, successfully closing the transactions involving the sale of our real properties located in Las Vegas, Nevada and Cherry Hill, New Jersey, paying off all of our bank debt and acquiring valuable interests in the profits from development of the properties sold. The amount of compensation awarded by the bonus was $500,000 and was payable solely in shares of our common stock valued at $0.20 per share, which was determined by the Board of Directors to equal or exceed the fair market value per share of our common stock. Accordingly, such compensation was paid in the form of 2,500,000 shares of our common stock. On November 28, 2000, the day before the award was granted, the closing price for the stock was $0.15. The Board determined that $0.20 per share was a fair value at the time of the award.

(19) RELATED PARTY TRANSACTIONS

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

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of June 30, 2003, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $606,553 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds received by OC Realty, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested by a joint venture partner (expected to be approximately $6.5 million) plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project. Fair value and collectability of the original investment of $2,034,405 and accrued interest was determined by the joint venture through projections evidencing our collection upon build out and sale of the project.

     In order to raise the capital which with to proceed in the development of the Ft. Lauderdale property, OC Realty has placed the Ft. Lauderdale property in a joint venture in connection with which the other joint venture partner is to fund up to $6.5 million for development and receive a 50% equity interest. Our loan and participation interest will be payable out of OC Realty's 50% share of distributions after repayment of debt and the new investor's capital investment and 15% annual return thereon. The Company has assessed the collectability of the advances made to OC Reality based on appraisals of future value and assessments of the future value and returns and believes the carrying value of these amounts represents fair value.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     We entered into an agreement to purchase all of the shares of outstanding stock of Leo Equity Group, Inc. Mr. Francis W. Murray has been a director of Leo Equity Group, Inc. Closing on the Leo Equity Group, Inc. stock purchase occurred effective October 27, 2002. The purchase price payable by us for the stock in Leo Equity Group, Inc. was $250,000, payable without interest in 10 monthly installments of $25,000 each. As of March 31, 2003, this note was paid in full. We also agreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 200,000 shares of our common stock, from $4.00 per share to $0.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the Trustee under the Stock Purchase Agreement. Due to the uncertainties that these options will be exercisable, the Company has not recorded any expense for the change in exercise price. The purpose of such acquisition was to enable us to obtain the lease and operating agreement with the Port of Palm Beach District which had been owned by Leo Equity Group, Inc. During the period we made the $25,000 monthly installments to Mr. Leo and before the note was paid in full, we made advances on Mr. Leo's behalf. These advances totaled $23,439 as of June 30, 2003.

     Through the purchase of Leo Equity, we also purchased the assets and operations of GMO Travel which was a 100% owned subsidiary of Leo Equity. GMO Travel provides reservations and travel services for our Palm Beach Princess subsidiary and other non-ship related travel

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

activities. Travel services for the Palm Beach Princess include reservations and travel services for its numerous foreign employees and our customers, many of which rely on air travel to reach our location. The goodwill recorded in the amount of $193,946 represents the fair value of GMO Travel based on its discounted cash flows and the synergies and cost savings gained by the Palm Beach Princess.

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan included a final settlement by the Trustee with numerous parties. Among those parties were Frank A. Leo, Leo Equity Group, Inc., Michael J. Quigley III and MJQ Corporation. During the quarter ended March 31, 2002 we charged Leo Equity Group $3,000,000 and MJQ Corporation $1,000,000 for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Trustee. Prior to our acquisition of Leo Equity Group, Inc., Leo Equity Group, Inc. assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, in payment of this obligation. We have deferred all income from these transactions until such time as payment is received. That $2.6 million debt from Mr. Quigley is a non-recourse obligation which is payable solely from pledged shares of his stock in MJQ Corporation, ("the MJQ debt"). Mr. Francis W. Murray purchased the MJQ Corporation stock subject to our lien securing payment of the MJQ debt. The Company has assessed the collectablity of the MJQ Debt in the amount of $2.6 million. This amount is secured by the stock of MJQ Corporation which owns the Palm Beach Princess vessel. Based on appraisals of the vessel, the Company believes the loan amounts are carried at fair value.

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. The note is due on demand and interest is payable monthly. As of June 30, 2003, the balance of the note was $250,000 and is classified as Long - Term Debt - Related Parties on the balance sheet.

     On November 13, 2002, the Company and MJQ Corporation signed an agreement and bill of sale which transferred maintenance materials and spare parts inventory previously maintained by MJQ Corporation to Palm Beach Princess, Inc. The value of the parts inventory sold and assigned was $1,103,125. Payment for the inventory was made by way of offsets on amounts previously due to Palm Beach Princess, Inc. by MJQ Corporation. Fair value of this inventory was determined by actual invoice prices and estimates made by the Palm Beach Princess ship engineers.

     Francis X. Murray, President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO has agreed to loan the company up to $225,000 in the form of a line of credit. As of June 30, 2003 and October 14, 2003, these loans totaled $159,164. (See Note 10)

     Mr. Francis X. Murray guaranteed on the Company's behalf, a loan from Florida Bank, N.A. in the amount of $200,000 which was also used as a deposit on the second gaming vessel (which deposit was returned to the bank on July 7, 2003). The Company agreed to indemnify Mr. Murray for the guaranteed obligation with respect to this loan.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) TREASURY SHARES PURCHASED

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,145 shares of its Common Stock from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan.

(21) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited, but in our opinion includes all necessary adjustments for a fair presentation of the interim results:

                                                Fiscal 2003
                             -------------------------------------------------------
                             4th Quarter   3rd Quarter     2nd Quarter   1st Quarter
Revenues                    $  9,347,965  $  8,890,400  $    6,907,111  $ 6,419,175

Net Income                  $  2,347,241  $  1,878,471  $      595,001  $   413,114

Net Income Per Share        $       0.21  $       0.23  $         0.06  $      0.04

                                                Fiscal 2002
                             -------------------------------------------------------
                             4th Quarter   3rd Quarter     2nd Quarter   1st Quarter
Revenues                    $  6,783,534  $  8,050,016  $    5,060,359  $ 6,161,682

Net Income                  $    501,828  $  1,852,916  $    (827,269)  $   455,128

Net Income (Loss) Per Share $       0.04  $       0.16  $       (0.07)  $      0.04

(22) SUBSEQUENT EVENTS

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

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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