Form 10-Q/A
period 2003-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2004-02-17
CIK 320573

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2003
                               ------------------------------------------------
                                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -------------------------

Commission file number                            0-9624
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
 Yes    X      No
     --------    --------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes         No     X
   -------    ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


             Class                            Outstanding at November 15, 2003
------------------------------                --------------------------------
Common Stock, $ 2.00 par value                         8,252,135 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                   FORM 10-Q/A

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

         Consolidated Balance Sheets
                  as of September 30, 2003 and June 30, 2003...........1-2

         Consolidated Statements of Operations
                  for the Three Months ended
                  September 30, 2003 and 2002..........................3

         Consolidated Statement of Stockholders' Equity
                  for the Three Months ended September 30, 2003........4

         Consolidated Statements of Cash Flows
                  for the Three Months ended
                  September 30, 2003 and 2002..........................5

         Notes to Consolidated Financial Statements....................6-24

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......25-30

         Item 4.  Controls and Procedures..............................30-31

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K......................32

SIGNATURES        .....................................................33

CERTIFICATIONS.........................................................34


--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q as filed by the Registrant on November 19, 2003 and is being filed to amend and restate Items 1 and 2. For the reader's convenience, the Registrant is re-filing its original Report in its entirety.

--------------------------------------------------------------------------------

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

                                     ASSETS

                                           September 30,
                                                2003           June 30,
                                            (UNAUDITED)         2003
                                          --------------   -------------
CURRENT ASSETS:
     Cash and Cash Equivalents          $     5,638,592  $    6,123,641
     Restricted Cash                          1,294,050               0
     Accounts Receivable                        198,829         193,689
     Prepaid Expenses                           809,752         488,414
     Spare Parts Inventory                    1,115,477       1,078,740
     Other Current Assets                       379,851         390,458
     Net Assets of Discontinued
      Operations - Current                       96,150          98,588
                                          --------------   -------------
     TOTAL CURRENT ASSETS                     9,532,701       8,373,530
                                          --------------   -------------


EQUIPMENT:
     Leasehold Improvements -
      Port of Palm Beach                        954,471         953,110
     Equipment                                1,456,134       1,278,175
                                          --------------   -------------
                                              2,410,605       2,231,285
     LESS: Accumulated Depreciation
            and Amortization                    440,526         306,494
                                          --------------   -------------

     TOTAL EQUIPMENT, NET                     1,970,079       1,924,791
                                          --------------   -------------



OTHER ASSETS:
     Notes Receivable                        33,000,000      33,000,000
     Deposit on Purchase of Palm Beach
      Princess Mortgage                       4,000,000       4,000,000
     Deposits and Other Assets -
      Non-Related Parties                       334,975         535,239
     Deposits and Other Assets -
      Related Parties                         6,758,507       6,687,266
                                          --------------   -------------
     TOTAL OTHER ASSETS                      44,093,482      44,222,505
                                          --------------   -------------


TOTAL ASSETS                            $    55,596,262  $   54,520,826
                                          ==============   =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,
                                                       2003           June 30,
                                                   (UNAUDITED)         2003
                                                  -------------   -------------
CURRENT LIABILITIES:
     Accounts Payable                           $    2,391,625  $    2,264,499
     Accrued Expenses                                2,271,207       2,341,209
     Short-Term Debt                                 2,759,073       2,934,330
     Short-Term Debt - Related Parties                 183,164         183,164
                                                  -------------   -------------
     TOTAL CURRENT LIABILITIES                       7,605,069       7,723,202
                                                  -------------   -------------

LONG-TERM DEBT - RELATED PARTIES                     1,318,275         985,017

DEFERRED INCOME                                      8,226,540       8,226,540

COMMITMENTS AND CONTINGENCIES                            -               -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
     Authorized 500,000 Shares, 362,489
     Issued and Outstanding                         36,248,875      36,248,875
     Common Stock, $2 Par Value, Authorized
      25,000,000 Shares, Issued, 11,480,279
      and 11,480,278, respectively and Out-
      standing, 8,252,134 and 8,252,133,
      respectively                                  22,960,557      22,960,555
     Capital in Excess of Par                       20,191,982      20,191,984
     (Deficit) (subsequent to June 30, 1993,
     date of quasi-reorganization)                 (39,330,547)    (40,189,608)
                                                  -------------   -------------
                                                    40,070,867      39,211,806
     LESS:
     Treasury Stock, 3,228,145 Shares, at Cost      (1,614,073)     (1,614,073)
     Deferred Compensation, Net                        (10,416)        (11,666)
                                                  -------------   -------------
     TOTAL STOCKHOLDERS' EQUITY                     38,446,378      37,586,067
                                                  -------------   -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   55,596,262  $   54,520,826
                                                  =============   =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)




                                                          September 30,
                                                 -----------------------------
                                                      2003            2002
                                                 -------------   -------------
OPERATING REVENUES:
     Gaming                                    $    6,494,687  $    5,195,735
     Fare                                             655,371         658,149
     On Board                                         425,099         454,203
                                                 -------------   -------------
        NET OPERATING REVENUES                      7,575,157       6,308,087
                                                 -------------   -------------

OPERATING COSTS AND EXPENSES:
     Gaming                                         2,079,617       1,944,693
     Fare                                             713,754         720,188
     On Board                                         195,241         195,221
     Maritime & Legal Expenses                      1,749,269       1,417,924
     General & Administrative Expenses                877,145         716,245
     General & Administrative Expenses - Parent       286,682         489,354
     ITG Vegas Bankruptcy Costs                       258,562               0
     Development Costs                                 25,355          90,896
     Depreciation & Amortization                      135,283          76,220
                                                 -------------   -------------
        TOTAL OPERATING COSTS AND EXPENSES          6,320,908       5,650,741
                                                 -------------   -------------

OPERATING INCOME                                    1,254,249         657,346
                                                 -------------   -------------

OTHER INCOME (EXPENSE):
     Interest and Financing Expenses                 (500,452)       (317,005)
     Interest Income                                   68,695          99,748
     Interest Income Related Parties                    3,254               0
     Other Income                                      50,914              26
                                                 -------------   -------------
        TOTAL OTHER INCOME (EXPENSE)                 (377,589)       (217,231)
                                                 -------------   -------------


INCOME BEFORE TAX PROVISION                           876,660         440,115
     State Income Tax Expense                          17,600          27,000
                                                 -------------   -------------

NET INCOME                                     $      859,060  $      413,115
                                                 =============   =============


NET BASIC AND DILUTED INCOME
   PER COMMON SHARE                            $         0.10  $         0.04
                                                 =============   =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Basic                       8,252,133      11,480,272
                                                 =============   =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Diluted                     8,966,996      11,480,272
                                                 =============   =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                            Preferred                     Common
                                                    --------------------------- -----------------------------
                                                    Number of                    Number of
                                                     Shares         Amount        Shares           Amount
                                                    ---------    ------------- -------------     -----------
BALANCE - JUNE 30, 2003                              362,489    $  36,248,875    11,480,278    $  22,960,555

   Shares Issued for Fractional Exchanges With
    Respect to the One-for-twenty Reverse Stock
    Split effected on March 13, 1992                  ---            ---                  1                2
   Amortization of Deferred Compensation Costs        ---            ---           ---              ---
   Net Income for the Three Months Ended
    September 30, 2003                                ---            ---           ---              ---

                                                    ---------    ------------- -------------     -----------
BALANCE - SEPTEMBER 30, 2003                         362,489    $  36,248,875    11,480,279    $  22,960,557
                                                    =========    ============= =============     ===========

                                                      Capital                        Treasury      Deferred
                                                     in Excess                        Stock        Compen-
                                                       of Par         (Deficit)       At Cost       sation        Total
                                                     ------------    ------------   ------------   ----------   ------------
BALANCE - JUNE 30, 2003                            $  20,191,984   $ (40,189,608) $  (1,614,073) $   (11,666) $  37,586,067

   Shares Issued for Fractional Exchanges With
    Respect to the One-for-twenty Reverse Stock
    Split effected on March 13, 1992                          (2)        ---            ---           ---          ---
   Amortization of Deferred Compensation Costs           ---             ---            ---            1,250          1,250
   Net Income for the Three Months Ended
    September 30, 2003                                   ---             859,060        ---           ---           859,060

                                                     ------------    ------------   ------------   ----------   ------------
BALANCE - SEPTEMBER 30, 2003                       $  20,191,982   $ (39,330,548) $  (1,614,073) $   (10,416) $  38,446,377
                                                     ============    ============   ============   ==========   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                    September 30,
                                                              ------------------------
                                                                  2003         2002
                                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                       $    859,060  $   413,115
                                                              -----------   ----------
     Adjustments to reconcile income to net cash
      provided by operating activities:
        Depreciation and Amortization                            135,283       77,470
        Changes in Operating Assets and Liabilities -
          (Increase) in Restricted Cash & Investments         (1,294,048)           0
          (Increase) in Accounts Receivable                       (5,138)     (25,746)
          (Increase) in Other Assets                             (26,130)     (26,761)
          (Increase) Decrease in Prepaid Expenses               (321,337)      19,483
          Increase (Decrease) in Accounts Payable
           and Accrued Expenses                                   57,120       (8,468)
                                                              -----------   ----------
     CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES BEFORE
      DISCONTINUED OPERATIONS                                   (595,190)     449,093
     CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES            2,400            0
                                                              -----------   ----------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (592,790)     449,093
                                                              -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage               0     (500,000)
    Capital Expenditures                                        (179,320)     (26,407)
    Decrease (Increase) in Other Investment Activity             428,858      (91,510)
                                                              -----------   ----------
     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES                   249,538     (617,917)
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                0            0
                                                              -----------   ----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         249,538     (617,917)
                                                              -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments on Short Term Notes                      (141,834)        (776)
    Decrease in Balances Due to/From Subsidiaries                  2,438          216
                                                              -----------   ----------
     CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES                  (139,396)        (560)
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES             (2,438)        (216)
                                                              -----------   ----------
     NET CASH (USED IN) FINANCING ACTIVITIES                    (141,834)        (776)
                                                              -----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (485,086)    (169,600)
      LESS CASH AND CASH EQUIVALENTS  FROM
        DISCONTINUED OPERATIONS                                       37          216
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD      6,123,641      796,610
                                                              -----------   ----------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD         $  5,638,592  $   627,226
                                                              ===========   ==========

     Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:
       Interest                                             $    303,415  $         0
       Income Taxes                                         $          0  $         0


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

     (F) Net Assets of Discontinued Operations - At September 30, 2003 and 2002, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Discontinued Operations."

     (G) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 and the gain from our sale of the El Rancho property on May 22, 2000 in the amount of $2,786,589 have been deferred until such time as the notes receivable on the sales have been collected. Other amounts included in Deferred Income are fees/charges to Leo Equity Group, Inc. in the amount of $3,000,000 and to MJQ Corp. in the amount of $1,000,000 in connection with the final settlement with the Brennan Trustee. (See Footnote 11 Related Party Transactions) These amounts have been deferred until such time as the funds are received.

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

     (L) Net Income per Common Share - Income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. On December 13, 2002, the Company purchased 3,228,145 shares of its Common Stock from the Trustee and have accounted for the transaction on the cost method of accounting for treasury stock. For the three months ended September 30, 2003, options to purchase 2,075,000 shares of Common Stock at $.269 per share were used in the computation of diluted income per share because the exercise price of those options were above average market price, however, the number of shares that would have been issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The additional shares that would have been issued did not decrease the stated earnings per share for the three month period. Options and warrants to purchase 4,046,500 shares of Common Stock at various prices per share, for the three months ended September 30, 2002 were not included in the computation of income per share because the exercise price of those options

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

and warrants were above market value.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

     The Payment Obligation shall accrue interest at 12% per annum. Monthly payments of $400,000 will be required to be made to the Brennan Trustee, to be applied first to interest accrued and then to principal. In addition, the Brennan Trustee shall be entitled to payment of a Stay Bonus in the amount of $200,000 if the Payment Obligation shall not have been paid in full within 12 months after the Effective Date, and an additional $100,000 if the Payment Obligation shall not have been paid in full within 24 months after the Effective Date. Beginning with ITG Vegas' 2004 internal accounting year (commencing December 29, 2003) and annually thereafter, 75% of ITG Vegas' Free Cash Flow (as defined in the Plan) for the period shall be paid to the BrennanTrustee as a Sweep Payment, to be applied first to accrued and unpaid interest, then to principal

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

on the Payment Obligation, and thereafter to any unpaid Forbearance Fee and Stay Bonuses.

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

     The maximum amount of funds permitted to be up streamed by ITG Vegas to the Company is $100,000 per month under the Tax Sharing Agreement (and, beginning in 2005, 25% of ITG's annual Free Cash Flow, as defined). The Company has no other source of funds presently available. For these reasons, and since the $100,000 per month tax sharing payment will be suspended at any time when the Debtors are not current in payment of their obligations to the Brennan Trustee, no assurance can be given that the Company will be able to function as a going concern and pay its debts as they become due.

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

     ITG Vegas and the Company negotiated a document, executed on November 10, 2003 (See Note 13), entitled Amendment to Master Settlement Agreement with the Brennan Trustee, which incorporated the above-described terms and other modifications to the Master Settlement Agreement previously entered into by the Brennan Trustee, the Company, Palm Beach Princess, Inc. (predecessor of ITG Vegas, Inc.), MJQ Corporation and others.

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

     A portion of the proceeds from the sale on November 30, 2000 of our Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") was paid in the form of a promissory note in the face amount of $10 million (the "Note.") Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the buyer's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash will be paid to us. We will thereafter receive payments under the Note equal to 33 1/3% of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. We may convert the promissory note, at our option, into a 33 1/3% equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (I) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners. Fair value and collectability of this note was determined by a real estate appraisal completed in March, 2002 for a bank in anticipation of financing for Turnberry.

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Brennan Bankruptcy Trustee (together with one-half of the interest paid by Realen under such note). The remaining $350,000 of the $700,000 note is classified in other current assets on our balance sheet as of June 30, 2003. As part of the settlement of the sculpture litigation, the party who sold us the sculptures, agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described in Note 10(A)below) by the same principal amount, $350,000, given up by us to the Trustee. As of November 14, 2003,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Realen had not made the payment due to ITB in the amount of $350,000 which was due on November 30, 2002. On January 30, 2003, the Trustee instituted litigation against Realen and the Company demanding payment of the first $350,000. On August 18, 2003 the judge granted a summary judgement against Realen-Turnberry/ Cherry Hill, LLC in the sculpture litigation and dismissed a cross claim that Realen- Turnberry/Cherry Hill, LLC had brought against ITB.

(4)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                          September 30,      June 30,
                                               2003            2003
                                          -------------    -----------
Port Lease Rights                      $        250,000 $      250,000
Deposit on Ship Purchase (See Note 6-D)             -0-        200,000
Other Misc. Assets                               84,975         85,239
         Total                         $        334,975 $      535,239
                                          =============    ===========

(5)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     The following items are classified as deposits and other assets (See Note 11 - Related Party Transactions):

                                                        September 30,   June 30,
                                                            2003         2003
                                                        -----------  -----------
Loans to the Ft Lauderdale Project (OC Realty, LLC)    $ 2,034,405  $ 2,034,405

Loan Transferred from Golf Course Project to
 OC Realty, LLC                                            735,584      735,584

Note Receivable from Francis W. Murray *                 2,600,749    2,600,749

Accounts Receivable from Francis W. Murray                  35,099       35,099

Loans to Francis W. Murray                                  93,000       93,000

Advances to OC Realty, LLC                                  76,458       77,162

Accrued Interest on Loans to the Ft. Lauderdale
 Project (OC Realty, LLC)                                  678,498      606,553

Accrued Interest Transferred from Golf Course
 Project to OC Realty, LLC                                 287,327      287,327

Accounts Receivable from Frank Leo                          23,441       23,441

Goodwill on Purchase of GMO Travel                         193,946      193,946
                                                         ---------    ---------
         Total Deposits and Other Assets               $ 6,758,507  $ 6,687,266
                                                         =========    =========

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:


                                                         September 30, 2003           June 30, 2003
                                        Interest %  --------------------------  -------------------------
                                        Per Annum       Current     Long-Term      Current      Long-Term
                                      -------------  ------------   ----------  ------------    ---------
International Thoroughbred
Breeders, Inc.:
--------------------------
MCJEM, INC. (A)                                15%  $    132,000   $     -0-   $     132,000   $    -0-

Chapter 11 Trustee (the "Trustee")
for the Bankruptcy Estate of Robert E.
Brennan (B)                                    11%     1,511,036         -0-       1,511,036        -0-

Michael J. Quigley, III (C)                    10%       900,000         -0-         900,000        -0-

Florida Bank, N.A. (D)                Prime + .25%           -0-         -0-         200,000        -0-

First Insurance Funding Corp.(E)             6.95%        86,283         -0-          28,117        -0-

Francis X. Murray (F)                           8%       159,164         -0-         159,164        -0-

William H. Warner(F)                           12%        24,000         -0-          24,000        -0-

Other                                      Various        25,000         -0-          25,000        -0-

ITG Vegas, Inc.:
----------------
International Game Technology (G)               8%        10,279         -0-          16,709        -0-

Corporate Interiors (H)                 Prime + 2%        94,475         -0-         121,468        -0-

Garden State Park:
------------------
Service America Corporation (I)                 6%       160,000         -0-         160,000        -0-
                                                     -----------    --------    ------------    -------
                 Totals                             $  2,942,237   $     -0-   $   3,277,494   $    -0-

Net Assets of Discontinued
  Operations - Long Term                                     -0-         -0-             -0-        -0-

Net Liabilities of Discontinued
  Operations - Long Term                                (160,000)        -0-        (160,000)       -0-

 Related Party Notes                                    (183,164)        -0-        (183,164)       -0-
                                                     -----------    --------    ------------    -------
                 Totals                             $  2,759,073   $     -0-   $   2,934,330   $    -0-
                                                     ===========    ========    ============    =======

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

     (B) On December 13, 2002, we issued a twelve month promissory note in the amount of $1,648,403 including interest of $34,330 (the "Stock Purchase Note") bearing interest at 9% (increases to 11% after default) to Donald F. Conway, the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert E. Brennan for the purchase of 3,228,146 shares of our common stock held or claimed by the Trustee. The first principal payment of $137,367 was also paid on that date. At June 30, 2003, the principal balance on the note was $1,511,036. The Stock Purchase Note is secured by a security interest in proceeds and payments receivable under the $10 million Realen Note. A principal payment of $137,367 was made in December 2002. In connection with the Chapter 11 Plan of Reorganization, the Trustee has accepted a revised schedule of payments which will satisfy this note. If we are unable to continue to make timely payments, the 3,228,146 shares of stock, which have been pledged as security, could be sold by

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

the Trustee. The sale ofsaid shares by the Trustee along with other uncontrollable stock transfer events could effect the preservation of our net operating loss tax carry forwards (NOL's). As of 6/30/03 the Company had $147,000,000 available in Net Operating Loss carryforwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income. (See Notes 2-5 (b) & (c) and 8)

     (C) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The loan is secured by a pledge of the $10 million Realen Note, which is subordinate to the security interest of the Trustee which secures the Stock Purchase Note and by a pledge of the $23 million Turnberry Note. As of November 15, 2003, the remaining balance of $900,000 of the loan is due on demand.

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

     (I) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were dueon December 28, 2002 and on December 28, 2003. The payment due on December 28, 2002 has not been made as of November 15, 2003. We are in default on the principal and interest payments due to Service America in the approximate amount of $160,000 for the purchase of the liquor license at Garden StatePark. The Company is continuing to negotiate new terms under this note and if unsuccessful the creditor may seek to enforce payment of the note.

(7)  LONG TERM DEBT - RELATED PARTIES

     The following items are classified as long-term debt (See Note 11 - Related Party Transactions):

                                                    September 30,    June 30,
                                                        2003           2003
                                                     -----------    ---------
Loan from Francis W. Murray                          $   250,000    $ 250,000

Accrued Wages due and Advances from Francis W. Murray    617,974      404,204

Advances from MJQ Corporation (FWM ownership)            450,301      330,813
                                                     -----------    ---------
         Total Long Term Debt - Related Parties      $ 1,318,275    $ 985,017
                                                     ===========    =========

(8)  COMMITMENTS AND CONTINGENCIES

     See Note 2 for additional commitments and contingencies with respect to the Chapter 11 Bankruptcy filing.

     See Note 11 for additional commitments and contingencies of the Company and transactions with related parties.

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

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

site would be approximately $750,000. As of June 30, 1999 we had accrued $362,000 and we accruedan additional amount of approximately $388,000 during fiscal 2001 as the scope of the project was further defined. Such accruals were made with the help of the environmental consulting firm engaged by the Company. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $93,600, $200,000, and $323,000 during fiscal years 2000, 2001, 2002 respectively which were charged against the accrued balances. As of June 30, 2003 the accrued balance was $130,398. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. It is unlikely that the Company will receive any insurance reimbursement for our costs of this remediation project.

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payment due on December 28, 2002 has not been made as of November 15, 2003. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer had the right to (i) take possession of the liquor license if during the three year period from Jan. 28, 1999 until Jan. 27, 2002 it had a use for the liquor license at the OTB facility and (ii) to transfer the license to its name by paying Garden State Park $100,000. The leaser/buyer has transferred the license to its name by paying us $100,000. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right, however, the lessee/buyer has refused to perform. The Company believes it will need to take legal action to enforce its right to the liquor license.

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

     The second agreement which we entered into with the Trustee pursuant to the Master Settlement Agreement is a Stock Purchase Agreement. Under this Agreement, which superseded all prior agreements and understandings between us and the Trustee for the purchase of our common stock held or claimed by the Trustee, we agreed to purchase up to approximately 2,235,000 shares of our common stock at a purchase price of $0.50 per share on July 11, 2002. We desired to purchase these shares in order to preserve our net operating loss carryforwards which otherwise may be lost if the shares are transferred. As collateral security for our payment of the purchase price for these shares, we granted to the Trustee a security interest in all proceeds of (including all payments that might be made in the future under) the $10 million Realen Note, described in Note 2 above. We were unable to pay the purchase price under the Stock Purchase Agreement on July 11, 2002 (which price, at that date, was $892,500 for 1,785,000 shares). On October 30, 2002, the Stock Purchase Agreement was amended to provide for an extension of the due date on the purchase of the shares until December 13, 2002 at which time the Trustee agreed to accept payment of the purchase price for 3,228,145 shares (including additional shares over which the Trustee obtained control) in the form of a twelve month promissory note bearing interest at 9%(increasing to 11% after default) in the amount of $1,648,402 including interest of $34,330. (See Note 6 (B).) Should the Trustee obtain control over an additional 450,000 shares, we are further obligated to purchase those shares at $0.50 per share. A principal payment of $137,367 was made in December 2002. In connection

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

with the Chapter 11 Plan of Reorganization, the Trustee has accepted a revised schedule of payments whichwill satisfy this note. If we are unable to continue to make timely payments, the 3,228,146 shares of stock, which have been pledged as security, could be sold by the Trustee. The sale of said shares by the Trustee along with other uncontrollable stock transfer events could effect the preservation of our net operating loss tax carry forwards (NOL's). As of 6/30/03 the Company had $147,000,000 available in Net Operating Loss carryforwards which can be used to offset taxable income/loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income.

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

     The following summarizes commitments on non-cancelable contracts and leases, including the amounts due to the Brennan Trustee as a result of the amended Master Settlement Agreement executed in November 2003:

                                     Twelve Months Ended September 30,
                       -------------------------------------------------------------
                                                                                       There-
                          2004         2005           2006         2007        2008     after        Total
                       ----------   ---------      ----------    ---------    ------    ------     ----------
Minimum Amounts
due to Brennan
Trustee               $ 4,150,000 $ 5,060,000   $  4,960,000  $  1,060,000  $    -0-  $    -0-  $  15,230,000

Employee Contracts
(excluding severance
agreements)               956,750     755,884         77,500           -0-       -0-       -0-      1,790,134

Boat Charter Fees         550,000     600,000        600,000       100,000       -0-       -0-      1,800,000

Operating Leases          307,875     209,891        174,618       116,603    68,018       -0-        877,005

Casino Contracts           15,715         -0-            -0-           -0-       -0-       -0-         15,715
                       ----------   ---------      ----------    ---------    ------    ------     ----------
               Total  $ 5,980,340 $ 6,625,775   $  5,812,118  $  1,276,603  $ 68,018   $   -0-  $  19,712,854
                       ==========   =========      ==========    =========    ======    ======     ==========

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

     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

proceedings  under Chapter 11 of the  Bankruptcy  Code on January 3, 2003.  (See
Note 2.)

(9)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2003, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non- trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our $33 million notes receivable, we have elected to defer the gain on the sale and the interest to be accrued until such time that collect ability can be determined (See Note 3).

(10) STOCK OPTIONS AND WARRANTS

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

     At a meeting of the Board of Directors of the Company held on November 18, 2003, the Board authorized the future grant of options to purchase 25,000 shares of common stock to each non- employee director, Mr. James Murray and Mr. Walter ReDavid, at $0.50 per share, as compensation for their services as directors, subject, however, to the prior payment of all obligations of the Company to the Bankruptcy Trustee. Accordingly, no such options will be issued or granted until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options provided that the grantee is still serving as a director of the Company at that time.

     Also at the November 18, 2003 meeting of the Board, the Board authorized the future grant of shares of common stock to each of Mr. Francis W. Murray and Mr. Robert J. Quigley as

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


compensation in lieu of their respective salaries, which have been deferred since January 3, 2003, and in payment of the unpaid principal of a $24,000 loan to the Company by Mr. William H.Warner, the Company's Secretary. The Company will be authorized to pay the accrued salaries to Messrs. Murray and Quigley and the unpaid loan principal to Mr. Warner in shares of common stock, valued for such purpose at $0.50 per share, subject to the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such shares will be granted and none of the accrued compensation will be paid until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such shares provided that the grantee (Mr. Murray, Quigley or Warner, as applicable) agrees to accept such shares (valued at $0.50 per share) in payment of a portion, specified by the grantee, of the Company's obligation to him and that he is still employed by the Company at the time.

     At September 30, 2003, total employee options outstanding were 3,111,500 and total non-employee options outstanding were 425,000. At September 30, 2003 all of the employee and non-employee options were exercisable.

     At September 30, 2003, total warrants outstanding were 710,000. All warrants were exercisable at September 30, 2003.

(11) RELATED PARTY TRANSACTIONS

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

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of September 30, 2003, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $678,498 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million(at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested by a joint venture partner (expected to be up to $6.5 million) plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project. Fair value and collectability of the original investment of $2,034,405 and accrued interest was determined by the joint venture through projections evidencing our collection upon build out and sale of the project..

     In order to raise the capital which with to proceed in the development of the Ft. Lauderdale property, OC Realty has placed the Ft. Lauderdale property in a joint venture in connection with which the other joint venture partner will fund up to $6.5 million for development and receive a 50% equity interest. Our loan and participation interest will be payable out of OC Realty 50% share of distributions after repayment of debt and the new investor's capital investment and 15% annual return thereon. The Company has assessed the collectability of the advances made to OC Reality based on projections and assessments of the future value and returns, and believes the carrying value of these amounts represents fair value.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan included a final settlement by the Trustee with numerous parties. Among those parties were Frank A. Leo, Leo Equity Group, Inc., Michael J. Quigley III and MJQ Corporation. During the quarter ended March 31, 2002 we charged Leo Equity Group $3,000,000 and MJQ Corporation $1,000,000 for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Trustee. Prior to our acquisition of Leo Equity Group, Inc., Leo Equity Group, Inc. assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, in payment of this obligation. We have deferred all income from these transactions until such time as payment is received. That $2.6 million debt from Mr. Quigley is a non-recourse obligation which is payable solely from pledged shares of his stock in MJQ Corporation (the "MJQ Debt"). Mr. Francis W. Murray purchased the MJQ
Corporation stock subject to our lien securing payment of the MJQ Debt. The Company has assessed the collectablity of the MJQ Debt in the amount of $2.6 million. This amount is secured by the stock of MJQ Corporation which owns the Palm Beach Princess vessel. Based on appraisals of the vessel, the Company believes the loan amounts are carried at fair value.

     Through the purchase of Leo Equity, we also purchased the assets and operations of GMO Travel which was a 100% owned subsidiary of Leo Equity. GMO Travel provides reservations and travel services for our Palm Beach Princess subsidiary and other non-ship related travel activities. Travel services for the Palm Beach Princess include reservations and travel services for its numerous foreign employees and our customers, many of which rely on air travel to reach our location. The goodwill recorded in the amount of $193,946 represents the fair value of GMO Travel based on its discounted cash flows and the synergies and cost savings gained by the Palm Beach Princess.

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. The note is due on demand and interest is payable monthly. As of September 30, 2003, the balance of the note was $250,000 and is classified as Long-Term Debt - Related Parties on the balance sheet.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Francis X. Murray, President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO has agreed to loan the company up to $225,000 in the form of a line of credit. As of September 30, 2003 and November 15, 2003, these loans totaled $159,164. (See Note 6)

(12) TREASURY SHARES PURCHASED

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,145 shares of its Common Stock from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan.

(13) SUBSEQUENT EVENTS

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

     On January 3, 2003, ITG Vegas, Inc.("ITGV"), our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), an entity owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition does not cover the Parent company, ITB, nor any other of ITB's subsidiaries. The Parent Company has used all the available funds that we had prior to the bankruptcy filing to pay some of our expenses and needs to find immediate financing in order to pay remaining existing liabilities as well as future expenses. Since the bankruptcy filing, the only source of funds to the Parent Company has been limited to loans made by Company officers, collection of a loan previously made to a South American gaming project and refunds from vendors and tax agencies relating to our prior racetrack operations. The Palm Beach Princess continued to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court until the Effective Date, October 15, 2003 and subsequently as reorganized debtors (See
Note 13) in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2003

Court.

     The Bankruptcy filing has severely limited our ability to make timely payments by our Parent to its creditors and corporate vendors which has affected our ability to retain the professional services and vendors who serve our company. Since January 2001 our Chairman and the President of our Brazil subsidiary have deferred their salaries and other officers and employees have not received reimbursement of many of their business expenses in order to conserve cash. Additionally employee benefits have been reduced and salary increases have been restricted. The Parent Company has been forced to reduce services and its budget. The majority of our vendors continue to provide services however it may be likely that some will stop providing services in the near future if payment terms are not successfully negotiated. This may include the services provided by our professionals or the services provided to our stockholders through our stock transfer agent. Additionally, we risk losing the services of some of our employees. The Company believes that it has several options to cure such deficiencies. On September 12, 2003 the United States Bankruptcy Court for the Southern District of Florida (Palm Beach Division) issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 cases of ITG Vegas, Inc., the Company's wholly owned subsidiary, and MJQ Corporation. On the effective date of the Plan and so long as the ITGV subsidiary remains current with its obligations to the Donald
F. Conway, as Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan ("the Brennan Trustee") then ITGV will be permitted to upstream $100,000 per month to the Parent Company. (See the paragraphs below concerning the bankruptcy order). The currently monthly budgeted cash expenses, including payroll, but exclusive of the Chairman and the President of the Brazil subsidiary, of the Parent company are approximately $100,000 per month. The Company plans to negotiate the payment of past bills while keeping essential bills current. The Company continues to expense funds for exploring potential opportunities in various foreign countries. If the company were to discontinue its exploration of these opportunities additional funds could be used for payment of Parent Company expenses but the Company would lose the potential business opportunities. So long as the Brennan Bankruptcy Trustee continues to be our principal creditor, payments to the Parent company will be limited to $100,000 per month. We intend to re-finance that debt as soon as reasonably possible in order to eliminate or lessen restrictions on our operating subsidiary's providing cash to the Parent Company.

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

     Under the Plan, the maximum amount of funds permitted to be up streamed by ITG Vegas to the Parent Company is $100,000 per month as a tax sharing payment (See Note 2 to the financial statements). The Parent Company has no other source of funds presently available without the consent of the Brennan Trustee. For these reasons, and since the $100,000 per month tax sharing payment will be suspended at any time when the Debtors are not current in payment of their obligations to the Brennan Trustee, no assurance can be given that the Company will be able to function as a going concern and pay its debts as they become due.

     In the event the Company is unable to make all the payments under the agreements with the Brennan Trustee or otherwise defaults in performance of the terms of such indebtedness, the Company stands to lose its only operating business. Subject to applicable grace periods, remedies available to the Brennan Trustee, if we default, include the liquidation of our only operating business, the Palm Beach Princess line. Additionally, if we default (subject to the applicable grace periods) the 3,228,146 shares of stock which we are buying from the Brennan Trustee, all of which are pledged to the Brennan Trustee, could be sold by the Brennan Trustee. The sale of these shares by the Trustee along with other uncontrollable stock transfer events could affect the preservation of our net operating loss tax carry forwards (NOL's). As of 6/30/03 the Company had $147,000,000 available in Net Operating Loss carryforwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income.

     We are in default on the principal and interest payments due to Service America in the approximate amount of $160,000 for the purchase of the liquor license at Garden State Park. The Company is continuing to negotiate new terms under this note and if unsuccessful the creditor may bring action to attempt to collect this debt.

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

     Another source of cash to the Company would be the collection of a note currently due from Realen- Turnberry/Cherry Hill, LLC from the sale of horse statues at Garden State Park. The amount due and owing is $350,000 plus accrued interest, however, when the collection of this note is made the Company will be required to pay an offsetting note due to the original seller of the horse statues when they were sold to us in the amount of $132,000 plus accrued interest. The net funds that would be collected would be $218,000 plus accrued interest. The Company is negotiating with Realen-Turnberry/Cherry Hill LLC for collection of this note but the timing of such collection is uncertain.

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

                Results of Operations for the Three Months Ended
                           September 30, 2003 and 2002

     Overall

     Revenue from for the three months ended September 30, 2003 increased $1,267,070 from $6,308,088 in Fiscal 2003 to $7,575,158 in Fiscal 2004 primarily as a result of increased gaming revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $670,176 from $5,650,742 in the three month period in Fiscal 2003 to $6,320,908 in Fiscal 2004 primarily the result of an increase in Palm Beach Princess operating costs during the comparable quarters, a net increase in financing costs incurred primarily associated with interest payments of $294,904 paid to the Trustee during Fiscal 2004 as compared to extension fees of $150,000 paid under the Purchase and Sale Agreement for the Palm Beach Princess during Fiscal 2003, and costs associated with the bankruptcy filing of $258,562, partially offset by a decrease in corporate general and administrative expenses during the comparable periods and a decrease in development costs.

     For the first quarter of Fiscal 2004, our net income was $859,060 or $0.10 per share as compared to income for the comparable period in the prior fiscal year of $413,115 or $0.04 per share.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2003

     Vessel Operations

     During the three months ended September 30, 2003, total revenue from vessel operations was $7,575,158 as compared to $6,308,088 for the three months ended September 30, 2002. The increase in revenue of $1,267,070 during the comparable quarters primarily resulted from an increase in casino gaming revenue primarily the result of a slight increase in the passenger count and an approximate 17% increase in the average revenue per passenger during the comparable periods. Net fare and on board income decreased $31,882 or less than 3%. Casino operating expenses which also includes food, beverage and entertainment increased $134,924 from $1,944,693 or 37% of casino revenue in Fiscal 2003 to $2,079,617 or 32% of casino revenue in Fiscal 2004 primarily the result of the increased passenger count despite a decrease in the number of cruises during the comparable periods. Sales, marketing and advertising expenses decreased slightly due to the reduction in the number of cruises scheduled primarily as a result of scheduled wet dock maintenance. Maritime and maintenance costs to operate the ship increased $331,345 from $1,417,924 in Fiscal 2003 to $1,749,269 in Fiscal 2004, also primarily due to the scheduled wet dock maintenance. Finance and administrative expenses increased $484,222 or 48% in Fiscal 2004 primarily the result of costs associated with the bankruptcy filing of $258,562 and an increase in other operating expenses. Income before income tax expense for the first quarter of operation in Fiscal 2004 was $1,351,357 as compared to $1,028,364 in the comparable quarter of Fiscal 2003.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
                 AND RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 2003


The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three months ended September 30, 2003 and 2002:

                                                     Three Months Ended
                                                        September 30,
                                               --------------------------------
             Description                           2003                2002            Change
------------------------------------------     --------------     -------------     -----------
Passenger Count                                        61,487            60,385           1,102
Number of Cruises                                         167               179             (12)

Operating Revenue:
    Casino                                  $       6,494,687   $     5,195,735 $     1,298,952
    Fare                                            1,703,087         1,741,423         (38,336)
    On Board                                          754,726           772,284         (17,558)
    Less: Promotional Allowances                   (1,377,343)       (1,401,355)         24,012
                                               --------------     -------------     -----------
    Net Operating Revenue                           7,575,157         6,308,087       1,267,070
                                               --------------     -------------     -----------
Operating Costs and Expenses:
    Gaming                                          2,079,617         1,944,693         134,924
    Fare                                              713,754           720,188          (6,434)
    On Board                                          195,241           195,221              20
    Maritime and Legal Expenses                     1,749,269         1,417,924         331,345
    General and Administrative Expenses               795,962           675,770         120,192
    Professional Fees - Bankruptcy                    258,562                 0         258,562
    Interest and Financing Fees                       300,999           254,882          46,117
    Depreciation and Amortization                     130,397            71,046          59,351
                                               --------------     -------------     -----------
    Total Operating Costs and Expenses              6,223,801         5,279,724         944,077
                                               --------------     -------------     -----------
          Income Before Income Tax Expense  $       1,351,357   $     1,028,364  $      322,993
                                               ==============     =============     ===========

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

CHANGES IN INTERNAL CONTROLS

     There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonablely likely to materially affect, our internal controls over financial reporting.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION


Item 6.

     a. Reports on Form 8-K

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


     b. The following exhibits are filed as part of this Form 10-Q/A.

          31.1 Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934)

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

                                                                    Exbibit 31.1


               CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                  SECTION 302 OF THE SARBANES OXLEY ACT OF 2002
                     THE SECURITIES AND EXCHANGE ACT OF 1934

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


Date: November 19, 2003

                             /s/Francis W. Murray
                             --------------------------------
                             Chairman/Chief Executive Officer/
                             Chief Financial Officer

                                                                    Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three months ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Executive Officer and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
 ---------------------
 Name:  Francis W. Murray
 Title: President, CEO and CFO
 November 19, 2003

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