Form 10-Q
period 2003-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2004-02-23
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 2003
                              --------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No
                                             ----  ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                         Outstanding at February 14, 2004
------------------------------           --------------------------------
Common Stock, $ 2.00 par value                   8,252,134 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                         PAGE
PART I.           FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Consolidated Balance Sheets
                   as of December 31, 2003 and June 30, 2003..............1-2

            Consolidated Statements of Operations
                   for the Three Months and Six Months ended
                   December 31, 2003 and 2002 ............................3

            Consolidated Statement of Stockholders' Equity
                   for the Six Months ended December 31, 2003.............4

            Consolidated Statements of Cash Flows
                   for the Six Months ended
                   December 31, 2003 and 2002.............................5

            Notes to Financial Statements.................................6-25

   Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations....... ..26-32

   Item 4.  Controls and Procedures.......................................33


PART II.          OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..............................34

SIGNATURES................................................................35

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2003 AND JUNE 30, 2003

                                     ASSETS

                                                  December 31,      June 30,
                                                     2003            2003
                                                  (UNAUDITED)
                                                 ------------   --------------
CURRENT ASSETS:
     Cash and Cash Equivalents                 $    3,364,395  $    6,123,641
     Restricted Cash                                  210,000               0
     Accounts Receivable                              270,222         193,689
     Prepaid Expenses                               1,028,397         488,414
     Spare Parts Inventory                          1,054,887       1,078,740
     Other Current Assets                             579,293         390,458
     Net Assets of Discontinued
      Operations - Current                             93,713          98,588
                                                 -------------   -------------
     TOTAL CURRENT ASSETS                           6,600,907       8,373,530
                                                 -------------   -------------


PLANT & EQUIPMENT:
     Leasehold Improvements -
      Port of Palm Beach                              987,774         953,110
     Equipment                                      1,759,362       1,278,175
     Vessel Not Placed in Service -
      Royal Star                                      741,265               0
                                                 -------------   -------------
                                                    3,488,401       2,231,285
     LESS: Accumulated Depreciation
            and Amortization                          575,904         306,494
                                                 -------------   -------------

       TOTAL PLANT EQUIPMENT- NET                   2,912,497       1,924,791
                                                 -------------   -------------



OTHER ASSETS:
     Notes Receivable                              33,000,000      33,000,000
     Morgage Contract Recveivable -
      Related Party                                13,750,000               0
     Deposit on Mortgage Contract
      Receivable                                            0       4,000,000
     Deposits and Other Assets -
      Related Parties                               6,723,870       6,687,266
     Deposits and Other Assets -
      Non-Related Parties                             369,285         535,239
                                                 -------------   -------------
     TOTAL OTHER ASSETS                            53,843,155      44,222,505
                                                 -------------   -------------


TOTAL ASSETS                                   $   63,356,559  $   54,520,826
                                                 =============   =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2003 AND JUNE 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 31,      June 30,
                                                     2003             2003
                                                  (UNAUDITED)
                                                 -------------   -------------
CURRENT LIABILITIES:
     Accounts Payable                          $    1,686,970  $    2,264,499
     Accrued Expenses                               2,071,216       2,341,209
     Short-Term Debt                                4,694,905       2,934,330
     Short-Term Debt - Related Parties                183,164         183,164
                                                 -------------   -------------
     TOTAL CURRENT LIABILITIES                      8,636,255       7,723,202
                                                 -------------   -------------

LONG-TERM LIABILITIES:
     Long-Term Debt - Net of Current Portion        6,434,020               0
     Long-Term Debt - Related Parties               1,574,080         985,017
                                                 -------------   -------------
     TOTAL LONG-TERM LIABILITIES                    8,008,100         985,017
                                                 -------------   -------------

DEFERRED INCOME                                     8,226,540       8,226,540

COMMITMENTS AND CONTINGENCIES                           -               -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par
      Value, Authorized 500,000 Shares,
      362,489 Issued and Outstanding               36,248,875      36,248,875
     Common Stock, $2 Par Value, Authorized
      25,000,000 Shares, Issued, 11,480,279
      and 11,480,278, respectively and
      Outstanding, 8,252,134 and 8,252,133,
      respectively                                 22,960,557      22,960,555
     Capital in Excess of Par                      20,191,982      20,191,984
     (Deficit) (subsequent to June 30, 1993,
     date of quasi-reorganization)                (39,067,512)    (40,189,608)
                                                 -------------   -------------
                                                   40,333,902      39,211,806
     LESS:
      Treasury Stock, 3,678,146 and 3,228,146
       Shares, respectively, at Cost               (1,839,073)     (1,614,073)
     Deferred Compensation, Net                        (9,166)        (11,666)
                                                 -------------   -------------
     TOTAL STOCKHOLDERS' EQUITY                    38,485,664      37,586,067
                                                 -------------   -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   63,356,559  $   54,520,826
                                                 =============   =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                 Three Months Ended               Six Months Ended
                                                     December 31,                    December 31,
                                            ----------------------------   -------------------------------
                                                2003            2002            2003             2002
                                            ------------   -------------   -------------   ---------------
OPERATING REVENUES:
     Gaming                               $   5,948,208  $    5,802,971  $   12,442,895  $     10,998,707
     Fare                                       626,197         570,538       1,281,568         1,228,687
     On Board                                   425,606         398,680         850,705           852,884
                                            ------------   -------------   -------------   ---------------
       NET OPERATING REVENUES                 7,000,011       6,772,189      14,575,169        13,080,278
                                            ------------   -------------   -------------   ---------------

OPERATING COSTS AND EXPENSES:
     Gaming                                   2,079,088       1,859,085       4,158,704         3,803,778
     Fare                                       852,933         790,594       1,566,687         1,510,782
     On Board                                   231,356         201,787         426,597           397,008
     Maritime & Legal Expenses                1,519,678       1,362,763       3,268,948         2,780,687
     General & Administrative Expenses          809,083       1,091,880       1,719,518         1,848,169
     General & Administrative Expenses -
       Parent                                   385,428         487,139         615,589           973,994
     ITG Vegas Bankruptcy Costs                 110,119               0         368,681                 0
     Development Costs                          133,841          51,211         159,196           142,107
     Depreciation & Amortization                173,186          49,179         309,719           127,899
                                            ------------   -------------   -------------   ---------------
       TOTAL OPERATING COSTS AND EXPENSES     6,294,712       5,893,637      12,593,640        11,584,424
                                            ------------   -------------   -------------   ---------------

OPERATING INCOME                                705,300         878,552       1,981,529         1,495,853
                                            ------------   -------------   -------------   ---------------

OTHER INCOME (EXPENSE):
     Interest and Financing Expenses           (501,271)       (271,834)     (1,001,723)         (588,839)
     Interest Income                             98,780         114,300         170,729           214,048
     Other Income (Expense)                      90,227         (64,017)         19,161           (23,948)
                                            ------------   -------------   -------------   ---------------
       TOTAL OTHER INCOME (EXPENSE)            (312,264)       (221,551)       (811,833)         (398,739)
                                            ------------   -------------   -------------   ---------------


INCOME BEFORE TAX PROVISION                     393,036         657,001       1,169,696         1,097,114
     Less: State Income Tax Expense              30,000          62,000          47,600            89,000
                                            ------------   -------------   -------------   ---------------

NET INCOME                                $     363,036  $      595,001  $    1,122,096  $      1,008,114
                                            ============   =============   =============   ===============


NET INCOME PER COMMON SHARE:
     BASIC                                $        0.05  $         0.06  $         0.14  $           0.09
                                            ============   =============   =============   ===============

     DILUTED                              $        0.04  $         0.06  $         0.11  $           0.09
                                            ============   =============   =============   ===============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Basic                 7,849,227      10,527,710       8,063,818        11,164,480
                                            ============   =============   =============   ===============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Diluted               9,949,537      10,527,710      10,008,039        11,164,480
                                            ============   =============   =============   ===============


See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

                                                            Preferred                    Common
                                                     ------------------------  ---------------------------
                                                     Number of                  Number of
                                                      Shares        Amount       Shares          Amount
                                                     ---------     ----------  ------------    -----------
BALANCE - JUNE 30, 2003                               362,489    $ 36,248,875   11,480,278   $ 22,960,555

   Shares Issued for Fractional Exchanges With
     Respect to the One-for-twenty Reverse Stock
     Split effected on March 13, 1992                  ---            ---                1              2
   Purchase of Shares for Treasury in connection
     with REB Trustee                                  ---            ---          ---            ---
   Amortization of Deferred Compensation Costs         ---            ---          ---            ---
   Net Income for the Six Months Ended
     December 31, 2003                                 ---            ---          ---            ---
                                                     ---------     ----------  ------------    -----------
BALANCE - DECEMBER 31, 2003                           362,489    $ 36,248,875   11,480,279   $ 22,960,557
                                                     =========     ==========  ============    ===========

                                                         Capital                        Treasury      Deferred
                                                        in Excess                        Stock        Compen-
                                                          of Par        (Deficit)       At Cost        sation        Total
                                                       -------------   ------------   -------------   ---------   ------------
BALANCE - JUNE 30, 2003                              $   20,191,984  $ (40,189,608) $   (1,614,073) $  (11,666) $  37,586,067

   Shares Issued for Fractional Exchanges With
     Respect to the One-for-twenty Reverse Stock
     Split effected on March 13, 1992                            (2)       ---            ---           ---          ---
   Purchase of Shares for Treasury in connection
     with REB Trustee                                      ---             ---            (225,000)     ---          (225,000)
   Amortization of Deferred Compensation Costs             ---             ---            ---            2,500          2,500
   Net Income for the Six Months Ended
     December 31, 2003                                     ---           1,122,096        ---           ---         1,122,096

                                                       -------------   ------------   -------------   ---------   ------------
BALANCE - DECEMBER 31, 2003                          $   20,191,982  $ (39,067,512) $   (1,839,073) $   (9,166) $  38,485,664
                                                       =============   ============   =============   =========   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                   December 31,
                                                           ----------------------------
                                                                 2003          2002
                                                           -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                    $    1,122,096  $   1,008,114
                                                           -------------   ------------
     Adjustments to reconcile income to net cash
      provided by operating activities:
       Depreciation and Amortization                            309,719        127,899
       Gain on Sale of Assets                                     3,853              0
       Changes in Operating Assets and Liabilities -
        (Increase) in Restricted Cash & Investments            (210,000)             0
        (Increase) in Accounts Receivable                       (76,532)      (216,015)
        (Increase) in Other Assets                             (164,982)        32,893
        (Increase) Decrease in Prepaid Expenses                (539,982)        27,605
        Increase (Decrease) in Accounts Payable and
         Accrued Expenses                                      (847,516)       548,547
                                                           -------------   ------------
     CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
      BEFORE DISCONTINUED OPERATIONS                           (403,344)     1,529,043
     CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES           4,800              0
                                                           -------------   ------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (398,544)     1,529,043
                                                           -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage              0      (500,000)
    Purchase of Royal Star                                     (741,265)             0
    Investment in Port Lease                                          0       (100,000)
    Capital Expenditures                                       (515,859)      (303,424)
    Decrease (Increase) in Other Investment Activity            861,324          4,936
                                                           -------------   ------------
     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES                 (395,800)      (898,488)
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES               0              0
                                                           -------------   ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (395,000)      (898,488)
                                                           -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments on Short Term Notes                   (1,964,978)      (210,511)
    Decrease in Balances Due to/From Subsidiaries                 4,875           (437)
                                                           -------------   ------------
     CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES               (1,960,103)      (210,948)
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES            (4,875)             0
                                                           -------------   ------------
     NET CASH (USED IN) FINANCING ACTIVITIES                 (1,964,978)      (210,948)
                                                           -------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (2,759,322)       419,607
       LESS CASH AND CASH EQUIVALENTS  FROM
        DISCONTINUED OPERATIONS                                      75            437
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD     6,123,641        796,610
                                                           -------------   ------------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD      $    3,364,394  $   1,216,654
                                                           =============   ============

     Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:
       Interest                                          $      434,949  $           0
       Income Taxes                                      $            0  $           0



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - Our operating subsidiary, ITG Vegas, Inc. is currently engaged in an entertainment cruise and casino ship business, doing business as the Palm Beach Casino Line, under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

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

     (E) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U.S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense consists of the write off of major vessel repairs and maintenance work normally completed at dry dock in the fall of each year. These expenses are written off during a twenty four month period following the dry dock period. For the three and six months ended December 31, 2003, the amortized expense was $37,809. There was no amortized expenses during the first quarter of this fiscal year.

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

     (F) Net Assets of Discontinued Operations - At December 31, 2003 and June 30, 2003, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations."

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (G) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 and the gain from our sale of the El Rancho property on May 22, 2000 in the amount of $2,786,589 have been deferred until such time as the notes receivable on the sales have been collected. Other amounts included in Deferred Income are fees/charges to Leo Equity Group, Inc. in the amount of $3,000,000 and to MJQ Corp. in the amount of $1,000,000 in connection with the final settlement with the Brennan Trustee. (See Footnote 15 Related Party Transactions) These amounts have been deferred until such time as the funds are received.

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

     (I) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2003, funds classified as cash and cash equivalents, which are primarily those of the Palm Beach Princess operations under debtor-in-possession, are only available under bankruptcy court approval guidelines.

     (J) Restricted Cash - Restricted cash represents funds which have been put in an escrow account previously established for the benefit of our Chapter 11 pre-petition creditors. During the most recent quarter payments of $1,257,000 were disbursed from this account.

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

     (M) Recently Issued Accounting Pronouncements

     In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

SFAS 123 became effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure provisions of this statement in fiscal 2003. Presently, the Company does not have any circumstances that would require the implementation of these standards. Accordingly, the Company believes the adoption of these statements will have no impact on its financial position or results of operations

     In March 2003 the Emerging Issues Task Force published Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 on July 1, 2003 did not have any impact on our financial statements..

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

     The Plan included the following principal features:

     1. On the Effective Date, all Allowed Administrative Expense Claims and all Allowed Priority Tax Claims and Allowed Priority Non-Tax Claims were paid in full (to the extent not already paid).

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     2. All pre-petition non-insider (non-affiliate), non-insured unsecured debt of the Debtors will be paid in two installments, one-half on the Effective Date and one-half (with interest thereon at 8% per year from the Effective Date) on the six month anniversary of the Effective Date. The holders of such unsecured pre-petition debt will receive security interests in the cash bank maintained on board the Vessel (approximately $700,000) and in all of the shore side furniture and equipment to secure the Plan payments to them. During the most recent quarter $1,254,000 were disbursed from an escrow account previously established for the benefit of the creditors. In addition, an amount equal to $70,000 will be paid monthly into escrow as further collateral for the holders of such debt.

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

     The amounts described in subparagraphs (a), (b) and (c)) are collectively called the "Payment Obligations" and totaling $11,623,414 as of October 15, 2003. A forbearance fee of $350,000 also accrued to the Brennan Trustee on the Effective Date.

     The Payment Obligation shall accrue interest at 12% per annum. Monthly payments of $400,000 will be required to be made to the Brennan Trustee, to be applied first to interest accrued and then to principal. In addition, the Brennan Trustee shall be entitled to payment of a Stay Bonus in the amount of $200,000 if the Payment Obligation shall not have been paid in full within 12 months after the Effective Date, and an additional $100,000 if the Payment Obligation shall not have been paid in full within 24 months after the Effective Date. Beginning with ITG Vegas' 2004 internal accounting year (commencing December 29, 2003) and annually thereafter, 75% of ITG Vegas' Free Cash Flow (as defined in the Plan)

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

for the period shall be paid to the Brennan Trustee as a Sweep Payment, to be applied first to accrued and unpaid interest, then to principal on the Payment Obligation, and thereafter to any unpaid Stay Bonuses.


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

     The foregoing summary of the Plan, the Payment Obligations to the Brennan Trustee and the terms thereof are not intended to be complete. For further information about the Payment Obligations and collateral therefor, the covenants of the Company and the Debtors, events of default and other terms agreed to in principle among the Debtors, the Company and the Brennan Trustee, reference is made to the Term Sheet for Plan of Reorganization which is attached as Exhibit A to the Plan and filed with the Securities and Exchange Commission on the Company's Form 8-K filed on September 22, 2003. Reference is also made to the
Amendment to the Master Settlement Agreement, effective October 15, 2003 attached as an exhibit to this Form 10-Q.

     ITG Vegas and the Company negotiated a document, executed on November 10, 2003 entitled Amendment to Master Settlement Agreement with the Brennan Trustee, which incorporated the above- described terms and other modifications to the Master Settlement Agreement previously entered into by the Brennan Trustee, the Company, Palm Beach Princess, Inc. (predecessor of ITG Vegas, Inc.), MJQ Corporation and others.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(3)  MORTGAGE CONTRACT RECEIVABLE - RELATED PARTY

     Effective February 20, 2002 we entered into a Master Settlement Agreement with the Chapter 11 Trustee (the "Trustee") for the Bankruptcy Estate of Robert
E. Brennan. In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. Subsidiary (which has been merged into ITGV) we entered into a Purchase and Sale Agreement which provide for our purchase from the Brennan Trustee of the promissory note of MJQ Corporation which is secured by a ship mortgage against the vessel M/V Palm Beach Princess (the "Ship Mortgage Obligation") for a purchase price of $13.75 million. Prior to the Effective Date of ITGV's Plan of Reorganization (described in Note 2 above), Palm Beach Princess, Inc. and its successor by merger, ITGV, were not obligated to complete the purchase of the Ship Mortgage Obligation and were not liable for any failure to pay the purchase price - the sole express remedy of the Brennan Trustee in the event of a default was to terminate the Purchase and Sale Agreement, keep the Ship Mortgage Obligation and cause forfeiture of our installment payments previously made. We therefore did not accrue the purchase price as a liability on our balance sheet. In negotiating a consensual Chapter 11 Plan among ITGV, MJQ Corporation, the Brennan Trustee and other creditors, the Company agreed to be liable for payment of the balance of the purchase price of the Ship Mortgage Obligation (which was $9.75 million as of the Effective Date of the Plan). The parent company and ITGV agreed to be jointly and severally liable for payment of all obligations to the Brennan Trustee. As a result, the unpaid portion of the purchase price of the Ship Mortgage Obligation and interest accrued to October 15, 2003 (which was capitalized) are recorded as liabilities on our balance sheet, and the mortgage contract receivable is reflected as an asset, after October 15, 2003. The Ship Mortgage Obligation will be delivered to the Company upon full payment of our indebtedness to the Brennan Trustee, at which time the Company, as owner of the Ship Mortgage Obligation, will be entitled to all of the benefits thereof. If, however, we are unable to make all of the payments when due under the Purchase and Sale Agreement (as modified in connection with the Master Settlement Agreement) or otherwise default in performance of the terms of any of our obligations to the Brennan Trustee, subject to applicable grace periods, the Brennan Trustee may cause the liquidation of our only operating business, the Palm Beach Casino Line, all of the assets of which are pledged to secure our indebtedness to the Brennan Trustee, and/or the Brennan Trustee may sell the mortgage receivable.

(4)  NOTES RECEIVABLE

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

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Brennan Bankruptcy Trustee (together with one-half of the interest paid by Realen under such note). The remaining $350,000 of the $700,000 note is classified in other current assets on our balance sheet as of June 30, 2003. As part of the settlement of the sculpture litigation, the party who sold us the sculptures, agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described in Note 7(A) below) by the same principal amount, $350,000, given up by us to the Trustee. As of November 14, 2003, Realen had not made the payment due to ITB in the amount of $350,000 which was due on November 30, 2002. On January 30, 2003, the Trustee instituted litigation against Realen and the Company demanding payment of the first $350,000. On August 18, 2003 the judge granted a summary judgement against Realen-Turnberry/ Cherry Hill, LLC in the sculpture litigation and dismissed a cross claim that Realen- Turnberry/Cherry Hill, LLC had brought against ITB. On February 20, 2004 Turnbury paid $466,363 to the Company in full satisfaction of the note due us for the sale of the horse statues at Garden State Park. As a result the Company is required to pay approximately $175,000 for satisfaction of the note we owe on our original purchase of the statures. (See Note 16-C)

(5)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                           December 31, 2003    June 30, 2003
                                           -----------------   ---------------
Port Lease Rights                       $            250,000 $         250,000
Deposit on Ship Purchase (See Note 7-D)                  -0-           200,000
Other Misc. Assets                                   119,285            85,239
                                           -----------------   ---------------
         Total                          $            369,285 $         535,239
                                           =================   ===============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     The following items are classified as Deposits and Other Assets - Related Party Transactions (See Note 15):

                                                                December 31,       June 30,
                                                                   2003              2003
                                                               -------------     -----------
Loans to the Ft Lauderdale Project (OC Realty, LLC)         $      2,034,405   $   2,034,405
Loan Transferred from Golf Course Project to
 OC Realty, LLC                                                      735,584         735,584
Note Receivable from Francis W. Murray *                           2,600,749       2,600,749
Accounts Receivable from Francis W. Murray                            35,099          35,099
Loans to Francis W. Murray                                            93,000          93,000
Advances to OC Realty, LLC                                             4,974          77,162
Accrued Interest on Loans to the Ft. Lauderdale Project
(OC Realty, LLC)                                                     715,345         606,553
Accrued Interest Transferred from Golf Course Project to
OC Realty, LLC                                                       287,327         287,327
Accounts Receivable from Frank Leo                                    23,441          23,441
Goodwill on Purchase of GMO Travel                                   193,946         193,946
                                                               -------------     -----------
       Total Deposits and Other Assets - Related Parties    $      6,723,870   $   6,687,266
                                                               =============     ===========

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(7)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:


                                                              December 31, 2003             June 30, 2003
                                        Interest %       --------------------------    ------------------------
                                        Per Annum          Current       Long-Term       Current      Long-Term
                                       --------------    -----------    -----------    -----------    ---------
International Thoroughbred
Breeders, Inc.:
--------------------------
MCJEM, INC. (A)                                   15%  $     132,000 $          -0-  $     132,000  $      -0-
Chapter 11 Trustee for the Bankruptcy
Estate of Robert E. Brennan (B)                   12%      3,458,448      6,301,956      1,511,036         -0-
Michael J. Quigley, III (C)                       10%        900,000            -0-        900,000         -0-
Florida Bank, N.A. (D)                   Prime + .25%            -0-            -0-        200,000         -0-
First Insurance Funding Corp.(E)                6.95%          7,131                        28,117         -0-
Francis X. Murray (F)                              8%        159,165                       159,164         -0-
William H. Warner(F)                              12%         24,000            -0-         24,000         -0-
Other                                         Various         25,000                        25,000         -0-

ITG Vegas, Inc.:
----------------
International Game Technology (G)             Various        111,836        132,064         16,709         -0-
Corporate Interiors (H)                    Prime + 2%         40,489            -0-        121,468         -0-
Enter. Innovations (I)                             0%         20,000            -0-            -0-         -0-

Garden State Park:
------------------
Service America Corporation (J)                    6%        160,000            -0-        160,000         -0-
                                                         -----------    -----------    -----------    --------
                 Totals                                $   5,038,069 $    6,434,020  $   3,277,494  $      -0-

Net Assets of Discontinued
  Operations - Long Term                                         -0-            -0-            -0-         -0-
 Net Liabilities of Discontinued
  Operations - Long Term                                    (160,000)           -0-       (160,000)        -0-
 Related Party Notes                                        (183,164)           -0-       (183,164)        -0-
                                                         -----------    -----------    -----------    --------
                 Totals                                $   4,694,905 $    6,434,020  $   2,934,330  $      -0-
                                                         ===========    ===========    ===========    ========

--------------------------------------------------------------------------------
The effective Prime Rate at December 31, 2003 and June 30, 2003 was 4%.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (A) On February 24, 2000, the Company sold several pieces of artwork to Robert E. Brennan Jr., son of the Company's former Chairman and Chief Executive Officer. The $218,000 sales price of the artwork was in excess of the original cost of $186,600. The Company recorded a $31,400 gain on the sale in Fiscal 2000. In addition, the Company purchased two large bronze sculptures located on the Garden State Park property that were previously on loan to the Company from Mr. Brennan Jr. The purchase price of the sculptures was $700,000. In connection with the transaction, the Company signed a $482,000 promissory note with Mr. Brennan Jr. which represented the purchase price of the sculptures less the sales price of the artwork sold to Mr. Brennan Jr. On July 27, 2000 the Company received a notice from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan (the "Chapter 11 Trustee") asserting certain ownership rights in a number of items on loan to the Company, including the sculptures mentioned above. After the Chapter 11 Trustee claimed ownership of the sculptures, an arrangement was agreed to between the Company and the Chapter 11 Trustee pursuant to which the Company was permitted to resell the sculptures to Realen in May 2001, free and clear of any claim by the Chapter 11 Trustee, in exchange for a $700,000 promissory note of Realen due November 30, 2002 (the "Realen Sculpture Note"). Pursuant to the agreement between the Company and the Chapter 11 Trustee, payments by Realen under the Realen Sculpture Note were to be held in escrow pending determination of the Chapter 11 Trustee's claims. On December 29, 2000, the Chapter 11 Trustee instituted suit against the Company seeking the right to all payments and proceeds of the Realen Sculpture Note. After the end of the fiscal year, in September 2001, a settlement agreement was entered into among the Company, Robert E. Brennan, Jr., the Chapter 11 Trustee and others pursuant to which, among other things, the litigation by the Chapter 11 Trustee against the Company was dismissed with prejudice and the first $350,000 of principal plus one-half of the interest received under the $700,000 Realen
Sculpture Note will be paid to the Chapter 11 Trustee. The balance (up to $350,000 in principal plus one-half of the interest) will be paid to the Company. As a result of this settlement, the Company and Mr. Brennan Jr. agreed that (I) all claims of the Company against Mr. Brennan Jr. arising out of his sale of the sculptures to the Company will be released and (ii) the promissory note issued by the Company to Mr. Brennan Jr. will be amended (x) to reduce the principal amount of such promissory note from $482,000 to $132,000, with interest on that sum at the rate of 15% annum to accrue from November 30, 2001 only if the principal of such note is not paid in full by December 10, 2001, (y) to make such promissory note due and payable on November 30, 2002, and (z) to permit the Company to defer payment of the promissory note to such later date as the Company shall have received payment in full of the Realen Sculpture Note. The effect of the aforesaid settlement is therefore that the Company's loss of the amount to be paid under the settlement agreement to the Chapter 11 Trustee will be borne by Brennan Jr. by reduction to the Company's promissory note payable to him. On February 20, 2004 Turnbury paid $466,363 to the Company in full satisfaction of the note due us for the sale of the horse statues at Garden State Park. As a result the Company is required to pay approximately $175,000 for satisfaction of the note we owe on our original purchase of the statures. (See Note 16-C)

     (B) Balance as of June 30, 2003: On December 13, 2002 we issued a twelve month promissory note in the amount of $1,648,403 including interest of $34,330 to the Brennan Trustee for the Bankruptcy Estate of Robert E. Brennan for the purchase of 3,228,146 shares of our common stock held or claimed by the Trustee. The first principal payment of $137,367 was also paid on that date. The Stock Purchase Note is secured by a security interest in proceeds and payments receivable under the $10 million Realen Note.

     Balance as of December 31, 2003: In connection with the Plan of Reorganization we became liable for the purchase of the Ship Mortgage Obligation in the amount of $9.75 million and that obligation was combined with the unpaid balance of the Stock Purchase Note, and an additional 450,000 shares for

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

$225,000 , plus accrued interest, for a total amount due the Brennan Trustee of $11,623,414 ("The Payment Obligation"). Effective October 15, 2003 we became jointly and severally liable with ITG Vegas for the payment of the Payment Obligation. If we are unable to continue to make timely payments of the Payment Obligation the 3,678,146 shares of stock, which have been pledged as security, could be sold by the Brennan Trustee and the assets of ITG Vegas, which also secured the Payment Obligation could be liquidated by the Brennan Trustee. The sale of said shares by the Trustee along with other uncontrollable stock transfer events could effect the preservation of our net operating loss tax carry forwards (NOL's). As of 6/30/03 the Company had $147,000,000 available in Net Operating Loss carryforwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income.

     (C) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The loan is secured by a pledge of the $10 million Realen Note, which is subordinate to the security interest of the Trustee which secures the Stock Purchase Note and by a pledge of the $23 million Turnberry Note. As of December 31, 2003, the remaining balance of $900,000 plus accrued interest of $292,876 is due on demand. The accrued interest is shown on the Balance Sheet as accrued expenses. On February 20, 2004 the Company paid in full its indebtedness to Michael J. Quigley in the amount of $1,206,850 which included accrued interest. (See Note 16-B)

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

     (E) Our directors and officers liability policy was financed by First Insurance Funding Corp. for a $128,388 one year promissory note at a 7.99% interest rate. At December 31, 2003, the principal balance on the note was $7,131.

     (F) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at December 31, 2003 was $159,165. On February 3, 2003, we issued a promissory note for $20,000 bearing interest at 12% to William
H. Warner, Secretary of the Company. On June 30, 2003, Mr. Warner advanced to the Company an additional $4,000. The proceeds from the all the related party loans were used as working capital.

     (G) On December 6, 2002, Palm Beach Princess, Inc. issued a twenty four month promissory note in the amount of $21,000 bearing interest at 8% to International Game Technology for the purchase of gaming equipment. A payment of $2,100 was paid on delivery of the equipment and 23 consecutive monthly installments of $854.80 were to be paid on the balance. As a result of the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code, payments have been delayed until the effective date of the Plan of Reorganization. (See Note 2) On December 22, 2003, ITG Vegas, Inc. issued a twenty four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. At December 31, 2003, the principal balance on the two notes was $243,900.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (H) On April 30 2003, ITG Vegas, Inc. issued a one year promissory note in the amount of $161,958 bearing interest at prime plus 2% to Corporate Interiors for the purchase of office furniture. Monthly payments of $13,496.46 are being paid on the note. At December 31, 2003, the principal balance on the note was $40,489.

     (I) On December 19, 2003, ITG Vegas,  Inc.  issued a five month  promissory note in the amount of $20,000 to Entertainment Innovations, Inc. for the purchase of gaming equipment. A payment of $4,000 was paid on delivery of the equipment and 5 consecutive monthly installments of $4,000 are to be paid on the balance. At December 31, 2003, the principal balance on the note was $20,000.

     (J) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased equipment located at Garden State Park and a liquor license owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and on December 28, 2003 and have not been made. The Company is continuing to negotiate new terms under this note and if unsuccessful the creditor may seek to enforce payment of the note.

(8)  PURCHASE OF M/V ROYAL STAR

     During the quarter ended December 31, 2003 our subsidiary, Royal Star Entertainment, LLC, a Delaware limited liability company, purchased the vessel M/V Royal Star ("Royal Star"). As of December 31, 2003 the Company has spent $741,265 for the purchase and for legal and professional fees in connection with the purchase. The Royal Star is a 232 foot vessel, built in 1985 and operates under the flag of St. Vincent and Grenadines. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. We are seeking financing in order to make these improvements. Financing may be restricted by the Brennan Trustee, funds which we may wish to spend for improvements are restricted by the Brennan Trustee and we must make simultaneous dollar for dollar payments to the BrennanTrustee for each dollar spent on improvements. In December 2003 we paid the Trustee a prepayment of $1,200,000 on our obligation to him in order to obtain his permission to purchase the Royal Star. Depreciation will not be computed on the Royal Star until it is placed in service.

(9)  LONG TERM DEBT - RELATED PARTIES

     The following items are classified as short and long-term debt (See Note 15
- Related Party Transactions):

                                              December 31,       June 30,
                                                 2003             2003
                                             -------------    -----------
Loan from Francis W. Murray                  $     250,000    $   250,000
Accrued Wages due and Advances
  from Francis W. Murray                           719,095        404,204
Advances from MJQ Corporation (FWM ownership)      604,985        330,813
                                               -----------       --------
     Total Long Term Debt - Related Parties  $   1,574,080    $   985,017
                                               ===========       ========

(10) NET INCOME PER COMMON SHARE

     Income per common share is computed by dividing net income by the weighted average number

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

of shares of common stock outstanding. On December 13, 2002, the Company purchased 3,228,145 shares of its Common Stock from the Trustee and on October 15, 2003 the effective date of the court approval of our Chapter 11 Bankruptcy Plan, we purchased an additional 450,000 shares from the Trustee and have accounted for the transaction on the cost method of accounting for treasury stock. For the three and six months ended December 31, 2003, options to purchase 2,075,000 shares of Common Stock at $.269 per share and options to purchase
1,566,692 shares of Common Stock at $.50 per share (which includes 1,360,192 options having been authorized but not issued) were used in the computation of diluted income per share because the exercise price of those options were above average market price, however, the number of shares that would have been issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. The additional shares that would have been issued decreased the stated earnings per share for the three and six month periods ended December 31, 2003. Options and warrants to purchase 4,046,500 shares of Common Stock at various prices per share, for the three and six months ended December 31,2002 were not included in the computation of income per share because the exercise price of those options and warrants were above market value.


(11) COMMITMENTS AND CONTINGENCIES

     See Note 2 for additional commitments and contingencies with respect to the Chapter 11 Plan of Re-Organization.

     See Note 3 for additional commitments and contingencies with respect to our purchase of the Ship Mortgage Obligation from the Brennan Trustee.

     See Note 15 for additional commitments and contingencies of the Company and transactions with related parties.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded options to purchase 2,000,000 shares of our Common Stock. Prior to January 4, 2003 we were deferring a portion of Mr.
Murray's salary and on January 4, 2003, we began deferring all payments of compensation due to Mr. Murray due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. The related liability as of December 31, 2003 totaled $420,404.

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be approximately $750,000. As of June 30, 1999 we had accrued $362,000 and we accrued an additional amount of approximately $388,000 during fiscal 2001 as the scope of the project was further defined. Such accruals were made with the help of the environmental consulting firm engaged by the Company. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $93,600, $200,000, and $323,000 during fiscal years 2000, 2001, 2002 respectively which were charged against the accrued balances. As of December 31, 2003 the accrued balance was $130,398. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. It is unlikely that the Company will receive any insurance reimbursement for our costs of this remediation project.

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payment due on December 28, 2002 has not been made as of February 19, 2003. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer had the right to (I) take possession of the liquor license if during the three year period from Jan. 28, 1999 until Jan. 27, 2002 it had a use for the liquor license at the OTB facility and (ii) to transfer the license to its name by paying Garden State Park $100,000. The leases/buyer has transferred the license to its name by paying us $100,000. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right. However, the lessee/buyer has refused to perform. The Company believes it will need to take legal action to enforce its right to the liquor license.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following summarizes commitments on non-cancelable contracts and leases.

                                        Twelve Months Ended December 31,
                        ---------------------------------------------------------------     There-
                            2004         2005           2006         2007       2008        after        Total
                        -----------  -----------    -----------   ---------   ---------    --------   ------------
Minimum Amounts
due to Brennan
Trustee                $  4,455,000 $  5,060,000   $  2,595,000  $       --  $       --   $      --  $  12,110,000

Employee Contracts
(excluding severance
agreements)                 722,883      688,476             --                                          1,411,359

Boat Charter Fees           600,000      600,000        250,000          --          --          --      1,450,000

Operating Leases            279,267      209,891        151,296     116,602      38,867          --        795,923
                        -----------  -----------    -----------   ---------   ---------    --------   ------------
             Total     $  6,057,150 $  6,558,367   $  2,996,296  $  116,602  $   38,867   $      --  $  15,767,282
                        ===========  ===========    ===========   =========   =========    ========   ============

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

(12) TREASURY SHARES PURCHASED

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,145 shares of its Common Stock from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan. In connection with our Chapter 11 Plan of Reorganization, effective October 15, 2003, we purchased an additional 450,000 shares for $225,000, and the total amount of our debt for the purchases of stock as of October 15, 2003 was $1,873,413 which also includes accrued interest. Such indebtedness was combined with the obligations to purchase the Ship Mortgage Obligation, and is payable over the next three years together with interest at 12% per annum. (See Note 2). If we are unable to continue to make timely payments on any of our debt to the Brennan Trustee the 3,678,145 shares of stock, which have been pledged as security, could be sold by the Trustee and the Trustee may cause the liquidation of our only operating business. The sale of said shares by the Trustee along with other uncontrollable stock transfer events could effect the preservation of our net operating loss tax carry forwards (NOL's). As of 6/30/03 the Company had $147 million available in Net Operating Loss carry forwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2003, in assessing the fair value of financial instruments, the Company has used a

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our $33 million notes receivable, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined (See Note 4).

(14) STOCK OPTIONS AND WARRANTS

     At a meeting of the Board of Directors of the Company held September 11, 2003, the Board unanimously authorized future grants of stock options for up to 385,000 shares of common stock, at an exercise price of $0.50 per share, to ITG Vegas, Inc. management team, which included 180,000 shares earmarked for Francis
X. Murray, son of the Company's Chairman, subject, however, to confirmation of ITG Vegas' Plan of Reorganization and subject to the prior payment of all obligations of the Company to the Bankruptcy Trustee. Accordingly, no such options will be issued or granted until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options provided that the grantee is still employed by the Company at that time.

     Also at the September 11, 2003 meeting of the Company's Board of Directors, the Board unanimously authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. Francis X. Murray, at $0.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options shall be granted or issued until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. F.X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations.

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

     Also at the November 18, 2003 meeting of the Board, the Board authorized the future grant of shares of common stock to each of Mr. Francis W. Murray and Mr. Robert J. Quigley as compensation in lieu of their respective salaries, which have been deferred since January 3, 2003, and in payment of the unpaid principal of a $24,000 loan to the Company by Mr. William H. Warner, the Company's Secretary. The Company will be authorized to pay the accrued salaries to Messrs. Murray and Quigley and the unpaid loan principal to Mr. Warner in shares of common stock, valued for such purpose at $0.50 per share, subject to the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such shares will be granted and none of the accrued compensation will be paid until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such shares provided that the grantee (Mr. Murray, Quigley or Warner, as applicable) agrees to accept such shares (valued at $0.50 per share) in payment of a portion, specified by the grantee, of the Company's obligation to him.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     At December 31, 2003, total employee options outstanding were 3,111,500 and total non-employee options outstanding were 425,000. At December 31, 2003 all of the employee and non-employee options were exercisable.

     At December 31, 2003, total warrants outstanding were 710,000. All warrants were exercisable at December 31, 2003.

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

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of December 31, 2003, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $715,3458 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested by a joint venture partner (expected to be up to $6.5 million) plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project. Fair value and collectability of the original investment of $2,034,405 and accrued interest was determined by the joint venture through projections evidencing our collection upon build out and sale of the project.

     In order to raise the capital with which to proceed in the development of the Ft. Lauderdale property, OC Realty has placed the Ft. Lauderdale property in a joint venture in connection with which the other joint venture partner will fund up to $6.5 million for development and receive a 50% equity interest. Our loan and participation interest will be payable out of OC Realty 50% share of distributions after repayment of debt and the new investor's capital investment and 15% annual return thereon. The Company has assessed the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

collectability of the advances made to OC Reality based on projections and assessments of the future value and returns, and believes the carrying value of these amounts represents fair value.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. The principal balance on the note at December 31, 2003 is $900,000 and we have accrued interest through that date in the amount of $292,876. As collateral for the loan, we pledged the $10 million Realen Note and the $23 million Turnberry Note. On February 20, 2002 Mr. Quigley released his security interest in the Realen Note in connection with the Master Settlement Agreement.On February 20, 2004 the Company paid in full its indebtedness to Michael J. Quigley in the amount of $1,206,850 which included accrued interest. (See Note 16-B)

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating an entertainment casino cruise business from the Port of Palm Beach, Florida. Michael J. Quigley, III was a principal of MJQ Corporation. In October 2002, Francis W. Murray, our Chairman, President and Chief Executive Officer purchased the stock of MJQ Corporation and has been an officer and director of MJQ Corporation. Francis X. Murray, the son of Francis
W. Murray, is President and a director of MJQ Corporation and President of our subsidiary, ITG Vegas, Inc., which operates the vessel. Under the bareboat charter agreement, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. In addition, as described in Note 7B above, we have entered into an amended Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others to purchase from the Trustee the Ship Mortgage Obligation of MJQ Corporation, having an original balance of principal and interest outstanding of approximately $15.7 million for a purchase price of $13.75 million. Pursuant to the Master Settlement Agreement, MJQ Corporation and its officers and directors (including Francis W. Murray) exchanged mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

     We entered into an agreement to purchase all of the shares of outstanding stock of Leo Equity Group, Inc. Mr. Francis W. Murray has been a director of Leo Equity Group, Inc. Closing on the Leo Equity Group, Inc. stock purchase occurred effective October 27, 2002. The purchase price payable by us for the stock in Leo Equity Group, Inc. was $250,000, payable without interest in 10 monthly installments of $25,000 each. As of March 31, 2003, this note was paid in full. We also agreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 200,000 shares of our common stock, from $4.00 per share to $0.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the Trustee under the Stock Purchase Agreement. Due to the uncertainties that these options will be exercisable, the Company has not recorded any expense for the change in exercise price. The purpose of such acquisition was to enable us to obtain the lease and operating agreement with the Port of Palm Beach District which had been owned by Leo Equity Group, Inc. During the period we made the $25,000 monthly installments to Mr. Leo and before the note was paid in full, we made advances on Mr. Leo's behalf. These advances totaled $23,441 as of December 31, 2003.

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

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. Repayment is restricted due to the Amended Master Settlement Agreement signed with the Trustee and as of December 31, 2003, the balance of the note of $250,000 is classified as Long-Term Debt - Related Parties on the balance sheet.

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

     Francis X. Murray, President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO agreed to loan the company up to $225,000 in the form of a line of credit. As of December 31, 2003 these loans totaled $159,165. (See Note 7F)

(16) SUBSEQUENT EVENTS

     (A) International Thoroughbred Breeders, Inc. and its wholly owned subsidiary, Orion Casino Corporation (collectively, the "Company") have entered into a Letter of Intent with Cherry Hill at El Rancho LP, a limited partnership affiliated with Turnberry Associates, providing for monetization (through a sale and a loan) of the promissory note payable to the Company by Turnberry/Las Vegas Boulevard, LLC in the face amount of $23 million (the "Las Vegas Note"). The Letter of Intent sets forth the parties' mutual understanding and agreement in principle with respect to terms and conditions upon which the Company would sell the Las Vegas Note to Cherry Hill at El Rancho LP (the "Buyer").

     The following is a summary of the principal terms of sale of the Las Vegas Note. The summary does not purport to be a complete summary and is qualified in its entirety by reference to the complete Letter of Intent. The Letter of Intent expressly states that it is legally binding upon the parties.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In exchange for the Las Vegas Note, the Company will receive cash payments from the Buyer of $2.8 million, a non-recourse loan in the amount of $5 million, and a promissory note of indeterminate value and collectibility to be issued by an affiliate of the Buyer. The Company will not be liable for payments of principal on the $5 million loan included in the foregoing purchase price. However, the Company will be obligated to pay interest and fees aggregating $600,000 per year for five (5) years in order to obtain the loan. Closing of our sale of the Las Vegas Note is expected to occur in March, 2004.

     (B) On February 20, 2004 the Company paid in full its indebtedness to Michael J. Quigley in the amount of $1,206,850 which included accrued interest.

     (C) On February 20, 2004 Turnberry paid $466,363 to the Company in full satisfaction of the note due us for the sale of the horse statues at Garden State Park. As a result the Company is required to pay approximately $175,000 for satisfaction of the note we owe on our original purchase of the statues.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2003

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects,""intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in our most recent Annual Report on Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

          o risk of default under the settlement with the Brennan Trustee as a result of which, subject to applicable grace periods, the Brennan Trustee could cause the liquidation of our only operating business, the Palm Beach Princess line, and could sell stock in ITB that was pledged to him, which may result in the loss of our NOL's;
          o termination of the bareboat charter under which we operate our gaming business;
          o lack of cash flow for the Parent Company to continue to operate and pay its debts as a result of the Chapter 11 proceedings of our operating subsidiary and agreed upon restrictions in connection with such subsidiary's indebtedness;
          o general economic and business conditions affecting the tourism business in Florida;
          o    competition;
          o    changes in laws regulating the gaming industry;
          o fluctuations in quarterly operating results as a result of seasonal and weather considerations; and
          o events directly or indirectly relating to our business causing our stock price to be volatile.

Liquidity and Capital Resources

     Cash flow and liquidity during the six month period ended December 31, 2003 included approximately $2.8 million in cash generated by the Palm Beach Casino Line operation. Such cash flow was used together with our existing cash balances as of June 30, 2003 to fund payments to the Brennan Trustee in the amount of approximately $2,150,000, our indebtedness to the Brennan Trustee, and to prepay finance fees. Additionally we used approximately $741,265 in cash for the purchase of a second vessel and approximately $515,000 for the purchase of new equipment for the vessel and our offices. During the most recent quarter we also disbursed $1,254,000 to our pre-petition bankruptcy creditors and deposited an additional $210,000 in an escrow account for the benefit of the creditors.

     On January 3, 2003, ITG Vegas, Inc.("ITGV"), our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), an entity owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03- 30038. The petition does not cover the Parent company, ITB, nor any other of ITB's subsidiaries. The Parent Company has used all the available funds that we had prior to the bankruptcy filing to pay some of our expenses and needs to find immediate financing in order to pay remaining existing liabilities as well as future expenses. Since the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2003

bankruptcy filing, and until October 15, 2003, the only source of funds to the Parent Company was limited to loans made by Company officers, collection of a loan previously made to a South American gaming project and refunds from vendors and tax agencies relating to our prior racetrack operations. The Palm Beach Princess continued to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court until the Effective Date, October 15, 2003 and subsequently as reorganized debtors in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

     The Bankruptcy filing has severely limited our ability to make timely payments by our Parent to its creditors and corporate vendors which has affected our ability to retain the professional services and vendors who serve our company. Since January 2003 our Chairman and the President of our Brazil subsidiary have deferred their salaries and other officers and employees have not received reimbursement of many of their business expenses in order to conserve cash. Additionally employee benefits have been reduced and salary increases have been restricted. The Parent Company has been forced to reduce services and its budget. The majority of our vendors continue to provide services however it may be likely that some will stop providing services in the near future if payment terms are not successfully negotiated. This may include the services provided by our professionals or the services provided to our stockholders through our stock transfer agent. Additionally, we risk losing the services of some of our employees. The Company believes that it has several options to cure such deficiencies. On September 12, 2003 the United States Bankruptcy Court for the Southern District of Florida (Palm Beach Division) issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 cases of ITG Vegas, Inc., the Company's wholly owned subsidiary, and MJQ Corporation. On the effective date of the Plan, October 15, 2003, and so long as the ITGV subsidiary remains current with its obligations to the Donald F. Conway, as Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan ("the Brennan Trustee") then ITGV will be permitted to upstream $100,000 per month to the Parent Company. (See the paragraphs below concerning the bankruptcy order). The currently monthly budgeted cash expenses, including payroll, but exclusive of the Chairman and the President of the Brazil subsidiary, of the Parent company are approximately $100,000 per month. The Company plans to negotiate the payment of past bills while keeping essential bills current. The Company continues to incur expenses for exploring potential opportunities in various foreign countries. If the company were to discontinue its exploration of these opportunities additional funds could be used for payment of Parent Company expenses but the Company would lose the potential business opportunities. So long as the Brennan Bankruptcy Trustee continues to be our principal creditor, payments to the Parent company will be limited to $100,000 per month. We intend to re-finance that debt as soon as reasonably possible in order to eliminate or lessen restrictions on our operating subsidiary's providing cash to the Parent Company.

     On October 15, 2003, the Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 cases of ITG Vegas, Inc., the Company's wholly owned subsidiary, and MJQ Corporation became effective. On the effective date all claims, debts, liens, security interests and encumbrances of and against the Debtors and against all property of their respective bankruptcy estates, which arose before confirmation, will be discharged, except as otherwise provided in the Plan or confirmation order. Post-confirmation, each of the Debtors will continue as reorganized debtors. See Note 2 to the financial statements for a summary of our obligations in connection with the Plan.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2003

Plan) for the period shall be paid to the Brennan Trustee as a Sweep Payment to be applied to the aforesaid debt.

     Under the Plan, the maximum amount of funds permitted to be upstreamed by ITG Vegas to the Parent Company without the consent of the Brennan Trustee is $100,000 per month as a tax sharing payment (See Note 2 to the financial statements). The Parent Company has no other source of funds presently available. For these reasons, and since the $100,000 per month tax sharing payment will be suspended at any time when the Debtors are not current in payment of their obligations to the Brennan Trustee, no assurance can be given that the Company will be able to function as a going concern and pay its debts as they become due.

     In the event the Company is unable to make all the payments under the agreements with the Brennan Trustee or otherwise defaults in performance of the terms of such indebtedness, the Company stands to lose its only operating business. Subject to applicable grace periods, remedies available to the Brennan Trustee, if we default, include the liquidation of our only operating business, the Palm Beach Princess line. Additionally, if we default (subject to the applicable grace periods) the 3,678,146 shares of stock which we are buying from the Brennan Trustee, all of which are pledged to the Brennan Trustee, could be sold by the Brennan Trustee. The sale of these shares by the Trustee along with other uncontrollable stock transfer events could affect the preservation of our net operating loss tax carry forwards (NOL's). As of 6/30/03 the Company had $147,000,000 available in Net Operating Loss carryforwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income.

     In connection with our purchase of a second vessel, the Trustee required a prepayment of $950,000 to be applied to the Ship Mortgage payment. Additionally we were required to pay the final installment of the forbearance fee in the amount of $250,000. Our use of ITG-Vegas funds to pay for improvements of the vessel is restricted by the Brennan Trustee and, if permitted to be spent, ITG-Vegas must make simultaneous dollar for dollar payments to the Brennan Trustee for each dollar spent on improvements.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2003

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

     Another source of cash to the Company would be the collection of a note currently due from Realen- Turnberry/Cherry Hill, LLC from the sale of horse statues at Garden State Park. The amount due and owing is $350,000 plus accrued interest, however, when the collection of this note is made the Company will be required to pay an offsetting note due to the original seller of the horse statues when they were sold to us in the amount of $132,000 plus accrued interest. The net funds that would be collected would be $218,000 plus accrued interest. The Company is negotiating with Realen-Turnberry/Cherry Hill LLC for collection of this note but the timing of such collection is uncertain. On February 20, 2004 Turnberry paid $466,363 to the Company in full satisfaction of the note due us for the sale of the horse statues at Garden State Park. As a result the Company is required to pay approximately $175,000 for satisfaction of the note we owe on our original purchase of the statues.

     Our working capital as of December 31, 2003 was a (deficit) of ($2,035,355) as compared to $650,328 at June 30, 2003. The decrease in working capital during the past six months was primarily the result of recording the note obligation for the purchase of the ship mortgage from the Brennan Trustee which current portion is $3,458,448, offset by positive cash generated from the operating activities of the casino vessel.

Results of Operations for the Three Months Ended December 31, 2003 and 2002

          Overall

     Revenue for the three months ended December 31, 2003 increased $227,822 from $6,772,189 in Fiscal 2003 to $7,000,011 in Fiscal 2004 primarily as a result of increased revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $ 401,075 from $5,893,637 in the three month period in Fiscal 2003 to $6,294,712 in Fiscal 2004 primarily the result of an increase in Palm Beach Princess operating costs during the comparable quarters. Interest and financing expenses increased $229,437 in connection with our purchase of the Ship Mortgage and our common stock from the Brennan Trustee and costs associated with the bankruptcy filing of $110,119 that we incurred, partially offset by a decrease in corporate general and administrative expenses during the comparable periods.

     For the second quarter of Fiscal 2004, our net income was $363,036 or $0.05 per share and $.04 per share on a diluted basis as compared to income for the comparable period in the prior fiscal year of $595,001 or $0.06 per share on a basic and diluted basis. During the three months ended December 31, 2003 we had 3,641,692 options whose exercise price was lower than our weighted average price of common stock which caused a decrease in diluted earnings per share.

          Vessel Operations

     During the three months ended December 31, 2003, total net revenue from vessel operations was $7,000,011 as compared to $6,772,189 for the three months ended December 31, 2002. The increase in revenue of $227,822 during the comparable quarters primarily resulted from an increase in casino gaming revenue primarily the result of an increase in the passenger count of 7%, offset by a slight decrease in the average revenue per passenger during the comparable periods. Net fare and on board income increased $82,585 or 9%. Casino operating expenses which also

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2003

includes food, beverage and entertainment increased $220,003 from $ 1,859,085 or 32% of gross casino revenue in Fiscal 2003 to $2,079,088 or 35% of gross casino revenue in Fiscal 2004 primarily the result of the increasedpassenger count. Sales, marketing and advertising expenses increased slightly due to the increase in passenger count. Maritime and maintenance costs to operate the ship increased $156,915 from $1,362,763 in Fiscal 2003 to $1,519,678 in Fiscal 2004. Bankruptcy
fees increased $110,119 as a result of our bankruptcy filing on January 3, 2003, Interest and financing fees decreased $163,058 a a result of the interest on the Trustee Note being recognized by the Parent Company, effective October 15, 2003. Income before state income tax expense for the second quarter of operation in Fiscal 2004 was $1,165,577 as compared to $1,197,138 in the comparable quarter of Fiscal 2003, a decrease of $31,561 for the quarter.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the second quarter of Fiscal 2004 the ship completed 176 cruises compared to 177 cruises during the same period last year

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three months ended December 31, 2003 and 2002:

                                                   Three Months Ended
                                                       December 31,
                                          -------------------------------------
             Description                    2003            2002        Change
--- ----------------------------------- -----------     -----------    --------
Passenger Count                              56,922          53,147       3,775
Number of Cruises                               176             177          (1)

Operating Revenue:
    Gaming                             $  5,948,208   $   5,802,971 $   145,237
    Fare                                  1,605,106       1,515,148      89,958
    On Board                                804,242         716,286      87,956
    Less: Promotional Allowances         (1,357,545)     (1,262,216)    (95,329)
                                        -----------     -----------    --------
    Net Operating Revenue                 7,000,011       6,772,189     227,822
                                        -----------     -----------    --------
Operating Costs and Expenses:
    Gaming                                2,079,088       1,859,085     220,003
    Fare                                    852,933         790,594      62,339
    On Board                                231,356         201,787      29,569
    Maritime and Legal Expenses           1,519,678       1,362,763     156,915
    General and Administrative Expenses     809,083       1,091,279    (282,196)
    Professional Fees - Bankruptcy          110,119             -0-     110,119
    Interest and Financing Fees              61,831         224,889    (163,058)
    Depreciation and Amortization           170,346          44,655     125,691
                                        -----------     -----------    --------
    Total Operating Costs and Expenses    5,834,434       5,575,052     259,382
                                        -----------     -----------    --------
         Income Before State Income
           Tax Expense                 $  1,165,577   $   1,197,138 $   (31,561)
                                        ===========     ===========    =========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2003

Results of Operations for the Six Months Ended December 31, 2003 and 2002

          Overall

     Revenue for the six months ended December 31, 2003 increased $1,494,891 from $13,080,278 in Fiscal 2003 to $14,575,169 in Fiscal 2004 primarily as a result of increased revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $1,009,216 from $11,584,424 in the six month period in Fiscal 2003 to $12,593,640 in Fiscal 2004 primarily the result of an increase in gaming income and a 4.3% increase in the passenger count during the period and costs associated with the bankruptcy filing of $368,681, partially offset by a decrease in corporate general and administrative expenses during the comparable periods. Net Income for the six months ended December 31, 2003 was $1,122,096 as compared to net income of $1,008,114 for the comparative period last year. The increase was the result of an increase in operating income of $485,676 reduced by additional interest and financing expense in connection with our purchase of the Ship Mortgage and purchase of our common stock from the Brennan Trustee. Net Income per share for the six months ended December 31, 2003 was $.14 and on a diluted basis was $.11 as compared to net income per share for the six months ended December 31, 2002 of $.09 on a basic and diluted basis. For the six months ended December 31, 2003 we had 3,641,692 options whose exercise price was lower than our weighted average price of the common stock which caused a decrease in diluted earnings per share.

          Vessel Operations

     During the first half of Fiscal 2004, total net revenue from vessel operations was $14,575,169 as compared to $13,080,278 for the first half of Fiscal 2003. The increase in revenue of $1,494,891 during the comparable periods primarily resulted from an increase in casino gaming and on board revenue primarily the result of an increase in the passenger count of 4.3% and an approximate 6.8% increase in the average revenue per passenger during the comparable periods. Net fare and on board income increased $50,702 or less than 2%. Casino operating expenses which also includes food, beverage and entertainment increased $354,926 from $3,803,778 or 34% of gross casino revenue in Fiscal 2003 to $4,158,704 or 33% of gross casino revenue in Fiscal 2004 primarily the result of the increased passenger count. Sales, marketing and advertising expenses increased slightly due to the increase in passenger count. Maritime and maintenance costs to operate the ship increased $488,261 from $2,780,687 in Fiscal 2003 to $3,268,948 in Fiscal 2004, also primarily due to the scheduled wet dock maintenance during the second quarter. Administrative expenses decreased 10% in Fiscal 2004. Income before state income taxes from operation of the vessel for the six months ended December 31, 2003 was $2,516,934 as compared to $2,225,502 for the six months ended December 31, 2002. During the six months ended December 31, 2003 the ship completed 343 cruises as compared to 356 cruises during the corresponding period last year. During this year 12 cruises were missed due to wet dock maintenance.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2003

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the six month periods ended December 31, 2003 and 2002:

                                                      Six Months Ended
                                                        December 31,
                                          -------------------------------------
             Description                    2003           2002        Change
--- -----------------------------------  ----------    -----------   ----------
Passenger Count                             118,409        113,532        4,877
Number of Cruises                               343            356          (13)

Operating Revenue:
    Gaming                             $ 12,442,895   $ 10,998,707  $ 1,444,188
    Fare                                  3,219,576      3,256,571      (36,995)
    On Board                              1,596,959      1,488,570      108,389
    Less: Promotional Allowances         (2,684,261)    (2,663,570)     (20,692)
                                         ----------    -----------    ---------
    Net Operating Revenue                14,575,169     13,080,278    1,494,891
                                         ----------    -----------    ---------
Operating Costs and Expenses:
    Gaming                                4,158,704      3,803,778      354,926
    Fare                                  1,566,687      1,510,782       55,905
    On Board                                426,597        397,008       29,589
    Maritime and Legal Expenses           3,268,948      2,780,687      488,261
    General and Administrative Expenses   1,605,044      1,767,048     (162,004)
    Professional Fees - Bankruptcy          368,681              0      368,681
    Interest and Financing Fees             362,830        479,771     (116,941)
    Depreciation and Amortization           300,743        115,702      185,041
                                         ----------    -----------    ---------
    Total Operating Costs and Expenses   12,058,234     10,854,776    1,203,458
                                         ----------    -----------    ---------
         Income Before State Income
           Tax Expense                 $  2,516,934   $  2,225,502  $   291,432
                                         ==========    ===========    =========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                  MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITIONS
             AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                             ENDED DECEMBER 31, 2003

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

CHANGES IN INTERNAL CONTROLS

     There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10- Q that have materially affected, or are reasonablely likely to materially affect, our internal controls over financial reporting.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit               Description of Exhibit
-------               ----------------------
10.1 Amendment to Master Settlement Agreement, October 15, 2003.

31.1 Certification pursuant to rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K with respect to the quarter ended December 31, 2003.

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





                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.



February 23, 2004    /s/Francis W. Murray
                     -----------------------------------------------------
                     Francis W. Murray, President, Chief Executive Officer
                     and Chief Financial Officer