Form 10-Q
period 2004-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2004-05-24
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2004
                               -------------------------------------------------
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

 Suite 1300, 1105 N. Market St., PO Box 8985, Wilmington, Delaware, 19899-8985
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (302) 427-7599
--------------------------------------------------------------------------------
               (Registrant's telephone number,including area code)

                211 Benigno Blvd., Suite 210, Bellmawr, NJ 08031
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes X No
   ---  ---

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   No X
   ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                            Outstanding at May 19, 2004
------------------------------              ---------------------------
Common Stock, $ 2.00 par value                     7,802,134 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets
                         as of March 31, 2004 and June 30, 2003............1-2

                  Consolidated Statements of Operations
                         for the Three Months and Nine Months ended
                         March 31, 2004 and 2003...........................3

                  Consolidated Statement of Stockholders' Equity
                         for the Nine Months ended March 31, 2004..........4

                  Consolidated Statements of Cash Flows
                         for the Nine Months ended
                         March 31, 2004 and 2003...........................5

                  Notes to Financial Statements............................6-24

         Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.....25-32

         Item 4.  Controls and Procedures..................................32


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.........................33

SIGNATURES.................................................................34

CERTIFICATIONS    .........................................................35-37

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2004 AND JUNE 30, 2003


                                     ASSETS

                                                       March 31,       June 30,
                                                         2004           2003
                                                     (UNAUDITED)
                                                     ------------    -----------
CURRENT ASSETS:
     Cash and Cash Equivalents                      $   7,223,936  $   6,123,641
     Restricted Cash                                      420,000              0
     Accounts Receivable                                  223,571        193,689
     Prepaid Expenses                                     593,230        488,414
     Spare Parts Inventory                                992,211      1,078,740
     Other Current Assets                                  38,379        390,458
     Assets of Discontinued Operations                    400,873        399,785
                                                      ------------   -----------
      TOTAL CURRENT ASSETS                              9,892,200      8,674,727
                                                      ------------   -----------


PLANT & EQUIPMENT:
     Leasehold Improvements - Port of Palm Beach          913,394        953,110
     Equipment                                          1,975,323      1,278,175
     Vessel Not Placed in Service - Royal Star          1,084,163              0
                                                      ------------   -----------
                                                        3,972,880      2,231,285
     LESS: Accumulated Depreciation and Amortization      736,455        306,494
                                                      ------------   -----------
      TOTAL PLANT & EQUIPMENT - NET                     3,236,425      1,924,791
                                                      ------------   -----------


OTHER ASSETS:
     Notes Receivable                                  26,600,000     33,000,000
     Mortgage Contract Receivable - Related Party      13,750,000              0
     Deposit on Mortgage Contract Receivable                    0      4,000,000
     Deposits and Other Assets - Related Parties        7,498,636      6,687,266
     Deposits and Other Assets - Non-Related Parties      334,975        535,239
                                                      ------------   -----------
      TOTAL OTHER ASSETS                               48,183,611     44,222,505
                                                      ------------   -----------


TOTAL ASSETS                                        $  61,312,236  $  54,822,023
                                                      ============   ===========


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2004 AND JUNE 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,        June 30,
                                                     2004             2003
                                                  (UNAUDITED)
                                                 -------------   -------------
CURRENT LIABILITIES:
     Accounts Payable                          $    1,525,576  $    2,264,499
     Accrued Expenses                               1,279,696       2,341,209
     Short-Term Debt                                4,099,454       2,934,330
     Short-Term Debt - Related Parties                183,164         183,164
     Liabilities of Discontinued Operations           308,397         301,197
                                                 -------------   -------------
      TOTAL CURRENT LIABILITIES                     7,396,287       8,024,399
                                                 -------------   -------------

LONG-TERM LIABILITIES:
     Long-Term Debt - Net of Current Portion        5,180,433               0
     Long-Term Debt - Related Parties                 257,014         985,017
                                                 -------------   -------------
      TOTAL LONG-TERM LIABILITIES                   5,437,447         985,017
                                                 -------------   -------------

DEFERRED INCOME                                     8,226,540       8,226,540

COMMITMENTS AND CONTINGENCIES                            -               -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
      Authorized 500,000 Shares, 362,489
      Issued and Outstanding                       36,248,875      36,248,875
     Common Stock, $2 Par Value, Authorized
      25,000,000 Shares, Issued, 11,480,279
      and 11,480,278, respectively and
      Outstanding, 7,802,134 and 8,252,133,
      respectively                                 22,960,557      22,960,555
     Capital in Excess of Par                      20,191,982      20,191,984
     (Deficit) (subsequent to June 30, 1993,
       date of quasi-reorganization)              (37,302,464)    (40,189,608)
                                                 -------------   -------------
                                                   42,098,950      39,211,806
     LESS:
      Treasury Stock, 3,678,146 and
       3,228,146 Shares,
       respectively, at Cost                       (1,839,073)     (1,614,073)
     Deferred Compensation, Net                        (7,915)        (11,666)
                                                 -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                   40,251,962      37,586,067
                                                 -------------   -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   61,312,236  $   54,822,023
                                                 =============   =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                       Three Months Ended               Nine Months Ended
                                                            March 31,                       March 31,
                                                  ------------------------------   -----------------------------
                                                        2004            2003            2004           2003
                                                  --------------   -------------   -------------   -------------
OPERATING REVENUES:
     Gaming                                     $     7,989,901  $    7,498,768  $    20,432,796  $   18,528,671
     Fare                                             1,076,704         889,464        2,358,272       2,118,151
     On Board                                           544,548         442,085        1,395,253       1,294,969
     Other                                               86,554          78,826          232,112         145,998
                                                  --------------   -------------   --------------   -------------
        NET OPERATING REVENUES                        9,697,707       8,909,143       24,418,433      22,087,789
                                                  --------------   -------------   --------------   -------------

OPERATING COSTS AND EXPENSES:
     Gaming                                           2,329,487       1,976,157        6,488,191       5,548,638
     Fare                                             1,113,253         951,004        2,732,424       2,526,678
     On Board                                           262,609         220,803          689,206         617,811
     Maritime & Legal Expenses                        1,781,171       1,665,867        5,050,119       4,446,554
     General & Administrative Expenses                  937,503         955,077        2,737,332       3,106,225
     General & Administrative Expenses - Parent         571,136         309,809        1,179,085       1,265,466
     ITG Vegas Bankruptcy Costs                          20,078         300,130          388,759         300,130
     Development Costs                                  327,656         153,507          486,852         295,614
     Depreciation & Amortization                        203,038          34,991          514,007         164,140
                                                  --------------   -------------   --------------   -------------
        TOTAL OPERATING COSTS AND EXPENSES            7,545,931       6,567,345       20,265,975      18,271,256
                                                  --------------   -------------   --------------   -------------

OPERATING INCOME                                      2,151,776       2,341,798        4,152,458       3,816,533
                                                  --------------   -------------   --------------   -------------

OTHER INCOME (EXPENSE):
     Interest and Financing Expenses                   (361,344)       (387,186)      (1,363,067)       (976,025)
     Interest Income                                     80,785          40,391          251,514         254,439
     Other Income                                        16,239           4,468           16,239               0
                                                  --------------   -------------   --------------   -------------
        TOTAL OTHER INCOME (EXPENSE)                   (264,320)       (342,327)      (1,095,314)       (721,586)
                                                  --------------   -------------   --------------   -------------

INCOME BEFORE TAX PROVISION                           1,887,456       1,999,471        3,057,144       3,094,947
     Less: Income Tax Expense                           122,400         121,000          170,000         210,000
                                                  --------------   -------------   --------------   -------------

NET INCOME                                      $     1,765,056  $    1,878,471  $     2,887,144  $    2,884,947
                                                  ==============   =============   ==============   =============

NET INCOME PER COMMON SHARE:
     BASIC                                      $          0.23  $         0.23  $          0.36  $         0.28
                                                  ==============   =============   ==============   =============
     DILUTED                                    $          0.17  $         0.23  $          0.29  $         0.28
                                                   ==============   =============  ==============   =============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Basic                         7,802,134       8,252,133        7,977,224      10,207,869
                                                  ==============   =============   ==============   =============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Diluted                      10,108,167       8,252,133       10,129,978      10,207,869
                                                  ==============   =============   ==============   =============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2004


                                                                 Preferred                     Common
                                                         --------------------------  ----------------------------
                                                          Number of                     Number of
                                                           Shares         Amount         Shares         Amount
                                                         ------------  ------------  -------------  -------------
BALANCE - JUNE 30, 2003                                      362,489  $ 36,248,875     11,480,278  $  22,960,555

   Shares Issued for Fractional Exchanges With Respect
    to the One-for-twenty Reverse Stock Split effected
    on March 13, 1992                                        ---         ---                    1              2
   Purchase of Shares for Treasury in connection with
    REB Trustee                                              ---         ---            ---            ---
   Amortization of Deferred Compensation Costs               ---         ---            ---            ---
   Net Income for the Nine Months Ended March 31, 2004       ---         ---            ---            ---

                                                         ------------  ------------  -------------  -------------
BALANCE - MARCH 31, 2004                                     362,489  $ 36,248,875     11,480,279  $  22,960,557
                                                         ============  ============  =============  =============

                                                                Capital                     Treasury     Deferred
                                                               in Excess                      Stock       Compen-
                                                                of Par       (Deficit)       At Cost      sation       Total
                                                            ------------    ------------   -----------   ---------   -----------
BALANCE - JUNE 30, 2003                                   $  20,191,984   $ (40,189,608) $ (1,614,073) $  (11,666) $ 37,586,067

   Shares Issued for Fractional Exchanges With Respect
    to the One-for-twenty Reverse Stock Split effected
    on March 13, 1992                                                (2)         ---            ---          ---          ---
   Purchase of Shares for Treasury in connection with
    REB Trustee                                               ---                ---         (225,000)       ---       (225,000)
   Amortization of Deferred Compensation Costs                ---                ---            ---         3,750         3,750
   Net Income for the Nine Months Ended March 31, 2004        ---             2,887,144         ---          ---      2,887,144

                                                            ------------    ------------   -----------   ---------   -----------
BALANCE - MARCH 31, 2004                                  $  20,191,982   $ (37,302,464) $ (1,839,073) $   (7,915) $ 40,251,962
                                                            ============    ============   ===========   =========   ===========


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                          March 31,
                                                               ------------------------------
                                                                    2004            2003
                                                               -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     INCOME BEFORE DISCONTINUED OPERATIONS                   $    2,887,144  $     2,884,947
     Adjustments to reconcile income to net cash provided
        by operating activities:
      Depreciation and Amortization                                 514,007          164,140
      Changes in Operating Assets and Liabilities -
       (Increase) in Restricted Cash & Investments                 (420,000)               0
       (Increase) in Accounts Receivable                            (29,880)        (226,278)
        Decrease  in Other Assets                                   438,608           29,783
       (Increase) in Prepaid Expenses                              (104,816)        (515,792)
       (Decrease) Increase in Accounts Payable and
                    Accrued Expenses                             (1,800,432)       1,909,029
                                                               -------------   --------------
     CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
      DISCONTINUED OPERATIONS                                     1,484,631        4,245,829
     CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES               7,200                0
                                                               -------------   --------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,491,831        4,245,829
                                                               -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposits on Purchase of Palm Beach Princess Mortgage                  0         (500,000)
    Purchase and Improvements of Royal Star                      (1,084,163)               0
    Security Deposit on New Bare Boat Charter-
     Related Party MJQ Corp.                                       (600,000)               0
    Deposits on Purchase of Additional Vessel                             0         (300,000)
    Investment in Port Lease                                              0         (250,000)
    Capital Expenditures                                           (657,441)        (885,185)
    Decrease in Other Investment Activity                           200,266          262,129
    Decrease in Other Investment Activity - Related Parties         116,013                0
                                                               -------------   --------------
     CASH (USED IN) INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES                   (2,025,325)      (1,673,056)
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                   0                0
                                                               -------------   --------------
     NET CASH (USED IN) INVESTING ACTIVITIES                     (2,025,325)      (1,673,056)
                                                               -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funds Received on Refinance of Note                           6,400,000                0
    Proceeds from Related Party Loans                                     0          207,346
    Proceeds from Bank Financing                                          0          200,000
    Principal Payments on Short Term Notes                       (4,765,124)        (140,029)
    Decrease in Balances Due to/From Subsidiaries                     6,113                0
                                                               -------------   --------------
     CASH PROVIDED BY FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES                    1,640,989          267,317
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                (6,113)               0
                                                               -------------   --------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,634,876          267,317
                                                               -------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,101,382        2,840,090
      LESS CASH AND CASH EQUIVALENTS  FROM
       DISCONTINUED OPERATIONS                                       (1,087)           1,217
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD         6,123,641          796,610
                                                               -------------   --------------

     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD          $    7,223,936  $     3,637,917
                                                               =============   ==============

     Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:
       Interest                                              $      633,490  $       282,082
       Income Taxes                                          $      256,517  $         3,448

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     On October 15, 2003, the Company issued a promissory note in the amount of $9,750,000, reclassed a deposit of $4,000,000 and recorded an asset of $13,750,000 to record the purchase of the Ship Mortgage Obligation associated with the Palm Beach Princess.
     On October 15, 2003, the Company issued a promissory note in the amount of $225,000 to purchase an additional 450,000 shares of its Common Stock.


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - ITG Vegas, Inc. ("ITGV"), a subsidiary of International Thoroughbred Breeders, Inc., is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 430 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

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

     (E) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense consists of the write off of major vessel repairs and maintenance work normally completed at dry dock in the fall of each year. These expenses are written off during a one year period following the dry dock period. For the nine months ended March 31, 2004, the amortized expense was $80,295.

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

     (F) Assets and Liabilities of Discontinued Operations - At March 31, 2004 and June 30, 2003, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as either "Assets of Discontinued Operations" or "Liabilities of Discontinued Operations."

     (G) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 and the gain from our sale of the El Rancho property on May 22,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     (I) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2004, funds classified as cash and cash equivalents, which are primarily those of the Palm Beach Princess operations under debtor-in-reorganization, are only available under bankruptcy court approval guidelines.

     (J) Restricted Cash - Restricted cash represents funds which have been put in an escrow account previously established for the benefit of our Chapter 11 pre-petition creditors. During the nine month period ending March 31, 2004 payments of $1,254,000 were disbursed from this account.

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

     (M) Recently Issued Accounting Pronouncements - In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of thatstatement to require prominent disclosure about the effects on reported net income and earnings per share and the entity's accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. This amendment to SFAS 123 became effective for financial

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we have adopted the disclosure provisions of this statement in fiscal 2003. Presently, the Company does not have any circumstances that would require the implementation of these standards. Accordingly, the Company believes the adoption of these statements will have no impact on its financial position or results of operations

     In January 2003 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003 the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities and results of operations of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The provisions of this interpretation were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003, and became effective during the period ended March 31, 2004 for any VIE created on or before January 31, 2003. Based upon our review, we do not believe we have any such entities or arrangements that would require disclosure or consolidation.

     In March 2003 the Emerging Issues Task Force published Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 on July 1, 2003 did not have any impact on our financial statements.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     2. All pre-petition non-insider (non-affiliate), non-insured unsecured debt of the Debtors will be paid in two installments, one-half on the Effective Date and one-half (with interest thereon at 8% per year from the Effective Date) on the six month anniversary of the Effective Date. The holders of such unsecured pre-petition debt will receive security interests in the cash bank maintained on board the Vessel (approximately $700,000) and in all of the shore side furniture and equipment to secure the Plan payments to them. During the nine months ended March 31, 2004 payments of $1,254,000 were disbursed from an escrow account previously established for the benefit of the creditors. In addition, an amount equal to $70,000 will be paid monthly into escrow as further collateral for the holders of such debt.

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

          (b) The balance of the Company's indebtedness to the Brennan Trustee in respect to the purchase of stock in the Company, in the principal amount of $1,511,035.70, plus interest thereon from December 13, 2002 to January 23, 2003 at 9% per annum and thereafter at 11% per annum until the Effective Date;

          (c) A new obligation of the Company for the purchase of an additional 450,000 shares of the Company's stock from the Brennan Trustee, at $.50 per share, or $225,000;

          The  amounts   described  in  subparagraphs   (a),  (b)  and  (c)  are
collectively called the "Payment Obligations" and totaling $11,623,414 as of October 15, 2003. A forbearance fee of

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


$350,000 also accrued to the Brennan Trustee on the Effective Date.

     The Payment Obligation shall accrue interest at 12% per annum. Monthly payments of $400,000 will be required to be made to the Brennan Trustee, to be applied first to interest accrued and then to principal. In addition, the Brennan Trustee shall be entitled to payment of a Stay Bonus in the amount of $200,000 if the Payment Obligation shall not have been paid in full within 12 months afterthe Effective Date, and an additional $100,000 if the Payment Obligation shall not have been paid in full within 24 months after the Effective Date. Beginning with ITG Vegas' 2004 internal accounting year (commencing December 29, 2003) and annually thereafter, 75% of ITG Vegas' Free Cash Flow (as defined in the Plan) for the period shall be paid to the Brennan Trustee as a Sweep Payment, to be applied first to accrued and unpaid interest, then to principal on the Payment Obligation, and thereafter to any unpaid Stay Bonuses.

     6. Restrictions are imposed under the Plan on ITG Vegas making payments to affiliated entities, including the Parent company. Payment of indebtedness to affiliated entities of ITG Vegas generally will be subordinated and intercompany advances and transfers from ITG to affiliated entities generally will be prohibited, except that, if no default exists in the obligations to the Brennan Trustee, (i) $50,000 per month may be paid by ITG Vegas to MJQ Corporation in respect of the bareboat charter fee for use of the Vessel and (ii) $100,000 per month will be permitted to be paid by ITG Vegas to the Company under the Tax Sharing Agreement between them. The Company has entered into a Tax Sharing Agreement with ITG Vegas effective on the Effective Date, pursuant to which ITG Vegas will compensate the Company for the tax savings realized as a result of ITG Vegas' inclusion in the Company's consolidated group of companies for federal income tax purposes, in the amount of $100,000 per month, provided that no such payments are permitted to be made if any default exists in respect of the obligations to the Brennan Trustee.

     The maximum amount of funds permitted to be up streamed by ITG Vegas to the Company is $100,000 per month under the Tax Sharing Agreement (and, beginning in 2005, 25% of ITGV's annual Free Cash Flow, as defined). The Company has no other source of funds presently available. For these reasons, and since the $100,000 per month tax sharing payment will be suspended at any time when the Debtors are not current in payment of their obligations to the Brennan Trustee, no assurance can be given that the Company will be able to function as a going concern and pay its debts as they become due.

     The foregoing summary of the Plan, the Payment Obligations to the Brennan Trustee and the terms thereof are not intended to be complete. For further information about the Payment Obligations and collateral therefor, the covenants of the Company and the Debtors, events of default and other terms agreed to in principle among the Debtors, the Company and the Brennan Trustee, reference is made to the Amendment to the Master Settlement Agreement, effective October 15, 2003 attached as an exhibit to our Form 10-Q for the quarter ended December 31, 2003.

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

(4)  NOTES RECEIVABLE

     A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a Turnberry promissory note in the face amount of $23,000,000. The Company and its wholly owned subsidiary, Orion Casino Corporation (collectively, the "Company") have entered into a Letter of Intent with Cherry Hill at El Rancho LP, a limited partnership affiliated with Turnberry Associates, providing for monetization (through a sale and a loan) of the promissory note payable to the Company by Turnberry/Las Vegas Boulevard, LLC in the face amount of $23 million (the "Las Vegas Note"). The Letter of Intent sets forth the parties mutual understanding and agreement in principle with respect to terms and conditions upon which the Company would sell the Las Vegas Note to Cherry Hill at El Rancho LP (the "Buyer") and is legally binding upon the parties.

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

     In exchange for the Las Vegas Note, the Company will receive cash payments from the Buyer of $2.8 million, a non-recourse loan in the amount of $5 million, and a promissory note of indeterminate value and collectibility to be issued by an affiliate of the Buyer. The Company will not be liable for payments of principal on the $5 million loan included in the foregoing purchase price. However, the Company will be obligated to pay interest and fees aggregating $600,000 per year for five (5) years in order to obtain the loan. Closing of our sale of the Las Vegas Note is expected to occur prior to June 30, 2004. In February 2004 the Company received $6.4 million of the intended proceeds.

     A portion of the proceeds from the sale on November 30, 2000 of our Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") was paid in the form of a promissory note in the face amount of $10 million (the "Note.") Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the buyer's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash will be paid to us. We will thereafter receive payments under the Note equal to 33 1/3 % of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. The note is secured only by cash distributions to Realen's sole member. We may convert the promissory note, at our option, into a 33 1/3 % equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii) 33 1/3 % of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners.

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

     On February 20, 2004 Turnberry paid $466,363 to the Company in full satisfaction of the note plus accrued interest due us for the sale of the horse statues at Garden State Racetrack. As a result, on March 10, 2004, the Company paid $176,970 in satisfaction of the note we owed on our original purchase of the statues.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5)  DEPOSITS AND OTHER ASSETS - NON-RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                          March 31, 2004   June 30, 2003
                                          --------------   --------------
Port Lease Rights                       $       250,000  $       250,000

Deposit on Ship Purchase (See Note 7-E)             -0-          200,000

Other Misc. Assets                               84,975           85,239
                                           -------------   --------------
 Total                                  $       334,975  $       535,239
                                           =============   ==============

(6)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     The following items are classified as Deposits and Other Assets - Related Party Transactions (See Note 15):


                                                 March 31,       June 30,
                                                   2004            2003
                                                -----------    ------------

Loans to the Ft Lauderdale Project
(OC Realty, LLC)                              $  2,034,405   $   2,034,405

Loan Transferred from Golf Course Project
to OC Realty,LLC                                   735,584         735,584

Note Receivable from Francis W. Murray *         2,600,749       2,600,749

Security Deposits on new lease for M/V
Palm Beach Princess and a second Vessel            600,000             -0-

Accounts Receivable from Francis W. Murray          35,099          35,099

Loans to Francis W. Murray                          93,000          93,000

Advances to OC Realty, LLC                          51,470          77,162

Accrued Interest on Loans to the
Ft. Lauderdale Project (OC Realty, LLC)            842,704         606,553

Accrued Interest Transferred from Golf
Course Project to OC Realty, LLC                   287,327         287,327

Accounts Receivable from Frank Leo                  24,352          23,441

Goodwill on Purchase of GMO Travel                 193,946         193,946
                                                -----------    ------------
   Total Deposits and Other Assets -
            Related Parties                   $  7,498,636   $   6,687,266
                                                ===========    ============

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(7)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                         March 31, 2004           June 30, 2003
                                                    -------------------------------------------------
                                       Interest %
                                        Per Annum     Current    Long-Term     Current     Long-Term
                                      ------------- -------------------------------------------------
International Thoroughbred Breeders,
Inc.:
-------------------------------------
Chapter 11 Trustee for the Bankruptcy
Estate of Robert E. Brennan (A)                12% $ 3,917,470 $  5,079,094 $  1,511,036  $   -0-

Francis X. Murray (B)                           8%     159,164          -0-      159,164      -0-

William H. Warner(B)                           12%      24,000          -0-       24,000      -0-

Other                                      Various      25,000          -0-       53,117      -0-

MCJEM, INC. (C)                                15%         -0-          -0-      132,000      -0-

Michael J. Quigley, III (D)                    10%         -0-          -0-      900,000      -0-

Florida Bank, N.A. (E)                Prime + .25%         -0-          -0-      200,000      -0-

ITG Vegas, Inc.:
-------------------------------------
International Game Technology (F)          Various     122,283      101,339       16,709      -0-

Corporate Interiors (G)                 Prime + 2%         -0-          -0-      121,468      -0-

Other                                           0%      34,701          -0-          -0-      -0-

Garden State Park:
-------------------------------------
Service America Corporation (H)                 6%     160,000          -0-      160,000      -0-
                                                    ----------------------------------------------
                 Totals                            $ 4,442,618 $  5,180,433 $  3,277,494  $   -0-

 Net Liabilities of Discontinued
  Operations - Long Term                              (160,000)         -0-     (160,000)     -0-

 Related Party Notes                                  (183,164)         -0-     (183,164)     -0-
                                                    ----------------------------------------------

                 Totals                            $ 4,099,454 $  5,180,433 $  2,934,330  $   -0-
                                                    ==============================================

--------------------------------------------------------------------------------
The effective Prime Rate at March 31, 2004 and June 30, 2003 was 4%.

     (A) Balance as of June 30, 2003: On December 13, 2002 we issued a twelve month promissory note in the amount of $1,648,403 including interest of $34,330 to the Brennan Trustee for the Bankruptcy Estate of Robert E. Brennan for the purchase of 3,228,146 shares of our common stock held or claimed by the Trustee. The first principal payment of $137,367 was also paid on that date. The Stock Purchase Note was secured by a security interest in proceeds and payments receivable under the $10 million Realen Note.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Balance as of March 31, 2004: In connection with the Plan of Reorganization we became liable for the purchase of the Ship Mortgage Obligation in the amount of $9.75 million and that obligation was combined with the unpaid balance of the Stock Purchase Note, and an additional 450,000 shares for $225,000 , plus accrued interest, for a total amount due the Brennan Trustee of $11,623,414 ("The Payment Obligation"). Effective October 15, 2003 we became jointly and severally liable with ITG Vegas for the payment of the Payment Obligation. If we are unable to continue to make timely payments of the Payment Obligation the 3,678,146 shares of stock, which have been pledged as security, could be sold by the Brennan Trustee and the assets of ITG Vegas, which also secured the Payment Obligation could be liquidated by the Brennan Trustee. The sale of said shares by the Trustee along with other uncontrollable stock transfer events could effect the preservation of our tax net operating loss carry forwards (NOL's). As of June 30, 2003 the Company had $147,000,000 available in tax net operating loss carry forwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income. At March 31, 2004, $4,421,591 of the long term portion of the note will be due durring the period between April 1, 2005 through March 31, 2006 and $657,503, will be due the following twelve month period beginning April 1, 2006. (See Note 2)

     (B) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at March 31, 2004 was $187,560. In fiscal 2003, we issued promissory notes for $24,000 bearing interest at 12% to William H. Warner, Secretary of the Company. The outstanding balance on the notes at March 31, 2004 was $24,000. The proceeds from both notes were used as working capital.

     (C) On March 10, 2004 the Company paid the amount due on the Note to MCJEM, Inc. in full from the proceeds of the Las Vegas Note. (See Note 4.)

     (D) On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. On February 20, 2004 the Company paid in full its indebtedness to Michael J. Quigley, III in the amount of $1,206,850 which included accrued interest.

     (E) On March 19, 2003, we issued a two month promissory note in the amount of $200,000 bearing interest at prime plus .25% to Florida Bank, N.A. The proceeds of such note were used to fund a escrow deposit in connection with a charter/purchase of an offshore gaming vessel. The escrow deposit was returned to us on May 7, 2003 following the expiration of the negotiation period, and we have satisfied the note to Florida Bank, N.A.

     (F) On December 6, 2002, Palm Beach Princess, Inc. issued a twenty-four month promissory note in the amount of $21,000 bearing interest at 8% to International Game Technology for the purchase of gaming equipment. A payment of $2,100 was paid on delivery of the equipment and 23 consecutive monthly installments of $854.80 were to be paid on the balance. As a result of the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code, payments have been delayed until the effective date of the Plan of Reorganization (See Note 2). On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. At March 31, 2004, the principal balance on the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


International Game Technology note was $122,282.

     (G) On April 30 2003, ITG Vegas, Inc. issued a one year promissory note in the amount of $161,958 bearing interest at prime plus 2% to Corporate Interiors for the purchase of office furniture. Monthly payments of $13,496.46 were being paid on the note.

     (H) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest are due on December 28, 2002 and December 28, 2003. The payments due on December 28, 2002 and 2003 have not been made as of May 15, 2004.

(8)  PURCHASE OF M/V ROYAL STAR

     During the quarter ended December 31, 2003 our subsidiary, Royal Star Entertainment, LLC, a Delaware limited liability company, purchased the vessel M/V Royal Star ("Royal Star"). As of March 31, 2004 the Company has capitalized $1,084,163 for the purchase and for legal and professional fees in connection with the purchase and has expensed an additional approximated $133,000 for administrative start-up costs. The Royal Star is a 232 foot vessel, built in 1985 and operates under the flag of St. Vincent and Grenadines. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. We are seeking financing in order to make these improvements. Financing may be restricted by the Brennan Trustee. Funds which we may wish to spend for improvements are restricted by the Brennan Trustee and we must make simultaneous dollar for dollar payments to the Brennan Trustee for each dollar spent on improvements. In December 2003 we paid the Trustee a prepayment of $1,200,000 on our obligation to him in order to obtain his permission to purchase the Royal Star. Depreciation will not be computed on the Royal Star until it is placed in service.

(9)  LONG TERM DEBT - RELATED PARTIES

     The following items are classified as short and long-term debt (See Note 15
- Related Party Transactions):


                                                        March 31,       June 30,
                                                          2004            2003
                                                      --------------------------

Loan from Francis W. Murray                           $     250,000  $   250,000

Accrued Wages due and Advances from Francis W. Murray         7,014      404,204

Advances from MJQ Corporation (FWM ownership)                   -0-      330,813
                                                        ------------   ---------

   Total Long Term Debt - Related Parties             $     257,014  $   985,017
                                                        ============   =========


(10) NET INCOME PER COMMON SHARE

     Income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. On December 13, 2002, the Company purchased 3,228,145 shares of its Common Stock from the Trustee and on October 15, 2003 the effective date of the court approval of our Chapter 11 Bankruptcy Plan, we purchased an additional 450,000 shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


from the Trustee and have accounted for the transaction on the cost method of accounting for treasury stock. For the three and nine months ended March 31, 2004, options to purchase 2,075,000 shares of Common Stock at $.269 per share and on options to purchase 661,500 shares of Common Stock at $.50 per share (which includes 455,000 options having been authorized but not issued) were used in the computation of diluted income per share because the exercise price of those options were below theaverage market price, however, the number of shares that would have been issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. An additional 121,388 shares to be issued to Mr. Quigley and Mr. Warner (See Note 14) were also considered outstanding for the diluted income per share calculation. The additional shares that would have been issued decreased the stated earnings per share for the three and nine month periods ended March 31, 2004. Options and warrants to purchase 4,046,500 shares of Common Stock at various prices per share, for the three and nine months ended March 31, 2003 were not included in the computation of income per share because the exercise price of those options and warrants was above market value.

(11) COMMITMENTS AND CONTINGENCIES

     See Note 2 for commitments and contingencies with respect to the Chapter 11 Plan of Re-Organization. See Note 3 for commitments and contingencies with respect to our purchase of the Ship Mortgage Obligation from the Brennan Trustee. In the event the Company is unable to make all the payments under the agreements with the Brennan Trustee or otherwise defaults in performance of the terms of such indebtedness, the Company stands to lose its only operating business. Subject to applicable grace periods, the Brennan Trustee can cause the liquidation of our only operating business, the Palm Beach Princess line.

     See Note 15 for additional commitments and contingencies of the Company and transactions with related parties.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded options to purchase 2,000,000 shares of our Common Stock. On January 4, 2003, we began deferring payments of compensation due to Mr. Murray due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. During the quarter all of the accrued but unpaid wages in the amount of $662,154 were paid to Mr. Murray.

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimatedthat the cost to remediate the site would be approximately $750,000. As of June 30, 1999 we had accrued $362,000 and we accrued an additional amount of approximately $388,000 during fiscal 2001 as the scope of the project was further defined. Such accruals were made with the help of the environmental consulting firm engaged by the Company. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $93,600, $200,000, and $323,000 during fiscal years 2000, 2001, 2002 respectively which were charged against the accrued balances. As of March 31, 2004 the accrued balance was $130,398. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. It is unlikely that the Company will receive any insurance reimbursement for our costs of this remediation project.

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and 2003 and these payments have not been made as of May 14, 2004. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer had the right to (i) take possession of the liquor license if during the three year period from Jan. 28, 1999 until Jan. 27, 2002 it had a use for the liquor license at the OTB facility and (ii) to transfer the license to its name by paying Garden State Park $100,000. The lesee/buyer had transferred the license to its name by paying us $100,000. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right. However, the lessee/buyer has refused to perform. The Company believes it will need to take legal action to enforce its right to the liquor license.

     Through ITGV, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective, as modified, May 5, 2003. The term of the initial lease is five years at $183,200 per year payable monthly. We are also required to make tenant improvements to the new space in a minimum amount of $333,000. The actual cost to make the improvements was approximately $950,000. We have the right to a credit of up to the minimum amount of improvements required of $333,000 against the initial term of our five year lease.

     On March 1, 2004 we entered into a Dockage Space Agreement between the Company and the City of Riviera Beach for approximately 160 feet of concrete dock space at the City Marina. The term is for one year for a fee of $10,000 per month. The lease is renewable subject to the approval of the City. This Agreement is intended only for the purpose of making available the assigned space for vessels other than a day-cruise gaming ship. Further, the Company understands that in the event it wishes to dock a day-cruise gaming ship that it will be required to enter into a new agreement with the City.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     The following summarizes commitments on non-cancelable contracts and leases.

                                       Twelve Months Ended March 31,
                       ------------------------------------------------------------   There-
                          2005          2006          2007        2008      2009      after       Total
                       ----------    ----------    ----------   --------   -------   -------   -----------
Minimum Amounts due
to Brennan Trustee  $  5,120,000  $  5,020,000   $   687,000  $      --  $     --  $     --  $ 10,827,000

Employee Contracts       722,883       688,476            --                                    1,411,359

Boat Charter Fees        600,000       600,000       250,000         --        --        --     1,450,000

Operating Leases         279,267       209,891       151,296    116,602    38,867        --       795,923
                       ----------    ----------    ----------   --------   -------   -------   -----------

              Total $  6,722,150  $  6,518,367   $ 1,088,296  $ 116,602  $ 38,867  $     --  $ 14,484,282
                       ==========    ==========    ==========   ========   =======   =======   ===========

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

(12) TREASURY SHARES PURCHASED

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,145 shares of its Common Stock from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan. In connection with our Chapter 11 Plan of Reorganization, effective October 15, 2003, we purchased an additional 450,000 shares for $225,000, and the total amount of our debt for the purchases of stock as of October 15, 2003 was $1,873,413 which also includes accrued interest. Such indebtedness was combined with the obligations to purchase the Ship Mortgage Obligation, and is payable over the next three years together with interest at 12% per annum. (See Note 2). If we are unable to continue to make timely payments on any of our debt to the Brennan Trustee the 3,678,145 shares of stock, which have been pledged as security, could be sold by the Trustee and the Trustee may cause the liquidation of our only operating business. The sale of said shares by the Trustee along with other uncontrollable stock transfer events could effect the preservation of our tax net operating loss carry forwards (NOL's). As of June 30, 2003 the Company had $147 million available in tax net operating loss carry forwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2004, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since theCompany's interest rates approximate current interest rates. On our notes receivable from Turnberry and Realen, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined (See Note 4).

(14) STOCK OPTIONS AND WARRANTS

     At a meeting of the Board of Directors of the Company held September 11, 2003, the Board unanimously authorized future grants of stock options for up to 385,000 shares of common stock, at an exercise price of $0.50 per share, to the ITG Vegas, Inc. management team, which included 180,000 shares earmarked for Francis X. Murray, son of the Company's Chairman, subject, however, to confirmation of ITG Vegas' Plan of Reorganization and subject to the prior payment of all obligations of the Company to the Bankruptcy Trustee.
Accordingly, no such options will be issued or granted until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options provided that the grantee is still employed by the Company at that time.

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

     At a meeting of the Board of Directors of the Company held on November 18, 2003, the Board authorized the future grant of options to purchase 25,000 shares of common stock to each non-employee director, Mr. James Murray and Mr. Walter ReDavid, at $.50 per share, as compensation for their services as directors, subject, however, to the prior payment of all obligations of the Company to the Bankruptcy Trustee. Accordingly, no such options will be issued or granted until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options provided that the grantee is still serving as a director of the Company at that time.

     Also at the November 18, 2003 meeting of the Board, the Board authorized the future grant of shares of common stock to each of Mr. Francis W. Murray and Mr. Robert J. Quigley as compensation in lieu of their respective salaries if they continued to defer payment of their deferred salary existing on November 18, 2003. In the case of Mr. Quigley, his salary which had been

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     deferred since January 3, 2003 accounted to $36,669 as of November 18, 2003. Mr. Murray has subsequently elected to take has accrued salary in cash payments. The Board also authorized payment of the unpaid principal of a $24,000 loan to the Company by Mr. William H. Warner, the Company's Secretary in the form of a future grant of shares. The Company will be authorized to pay any accrued salary to Mr. Quigley and the unpaid loan principal to Mr. Warner in shares of common stock, valued for such purpose at $.50 per share, subject to the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such shares will be granted until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such shares provided that the grantee (Mr. Quigley or Mr. Warner, as applicable) agrees to accept such shares (valued at $.50 per share) in payment of a portion, specified by the grantee, of the Company's obligation to him.

     At March 31, 2004, total employee options outstanding were 3,111,500 and total non-employee options outstanding were 425,000. At March 31, 2004 all of the employee and non-employee options were exercisable.

     At March 31, 2004, total warrants outstanding were 710,000. All warrants were exercisable at March 31, 2004.

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

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of March 31, 2004, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $842,704 on the loan. Upon the acquisition of the property, OC

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested by a joint venture partner (expected to be up to $6.5 million) plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project. Fair value and collectability of the original investment of $2,034,405 and accrued interest was determined by the joint venture through projections evidencing our collection upon build out and sale of the project.

     In order to raise the capital with which to proceed in the development of the Ft. Lauderdale property, OC Realty placed the Ft. Lauderdale property in a joint venture in connection with which the other joint venture partner was to fund up to $6.5 million for development and receive a 50% equity interest. Our loan and participation interest will be payable out of OC Realty's 50% share of distributions after repayment of debt and the new investor's capital investment and 15% annual return thereon. However, the joint venture partner has discontinued its funding obligation for the project. OC Realty has loaned funds to the joint venture to meet its current requirements. In addition, OC Realty is in discussions with third parties to replace its joint venture partner and is considering entering into a development agreement with a nationally recognized developer to aid the marketability of the project. The Company has assessed the collectability of the advances made to OC Realty based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's inventory of units will be more than adequate to meet its obligations including our outstanding notes payable.

     Effective April 30, 2001, we entered into a bareboat charter with MJQ Corporation, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating an entertainment casino cruise business from the Port of Palm Beach, Florida. Michael J. Quigley, III was a principal of MJQ Corporation. In October 2002, Francis W. Murray, our Chairman, President and Chief Executive Officer purchased the stock of MJQ Corporation and has been an officer and director of MJQ Corporation. Francis X. Murray, the son of Francis
W. Murray, is President and a director of MJQ Corporation and Vice President of our subsidiary, ITG Vegas, Inc., which operates the vessel. Under the bareboat charter agreement, which is on a month to month basis, we are obligated to pay $50,000 per month as the charter hire fee to MJQ Corporation. All costs of operating the vessel incurred by MJQ Corporation on our behalf are to be reimbursed by us to MJQ Corporation. In addition, as described in Note 3 and 7-A above, we have entered into an amended Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, MJQ Corporation and others to purchase from the Trustee the Ship Mortgage Obligation of MJQ Corporation, having an original balance of principal and interest outstanding of approximately $15.7 million for a purchase price of $13.75 million. Pursuant to the Master Settlement Agreement, MJQ Corporation and its officers and directors (including Francis W. Murray) exchanged mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

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

     Subsequent to our receipt of $6.4 million on February 20, 2004 from Cherry Hill at El Rancho, LP, the entity affiliated with Turnberry Associates, (See
Note 3) we used a portion of the funds to (i) repay the loan due on a note to Mr. Michael J. Quigley in the amount of $1,206,850; (ii) pay the amount due in a note to MCJEM, Inc. in the amount of $176,970; (iii) pay Mr. Francis W. Murray for his deferred salary in the amount of $662,154; (iv) reduce advances given to the Company by Mr. Murray and his entities in the amount of $371,536 and (v) place a $600,000 deposit on new bare boat charters for the vessel M/V Palm Beach Princess and a second vessel.

     We entered into an agreement to purchase all of the shares of outstanding stock of Leo Equity Group, Inc. Mr. Francis W. Murray had been a director of Leo Equity Group, Inc. Closing on the Leo Equity Group, Inc. stock purchase occurred effective October 27, 2002. The purchase price payable by us for the stock in Leo Equity Group, Inc. was $250,000, payable without interest in 10 monthly installments of $25,000 each. As of March 31, 2003, this note was paid in full. We also agreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 200,000 shares of our common stock, from $4.00 per share to $.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the Trustee under the Stock Purchase Agreement. Due to the uncertainties that these options will be exercisable, the Company has not recorded any expense for the change in exercise price. The purpose of such acquisition was to enable us to obtain the lease and operating agreement with the Port of Palm Beach District which had been owned by Leo Equity Group, Inc.

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

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan included a final settlement by the Trustee with numerous parties. Among those parties were Frank A. Leo, Leo Equity Group, Inc., Michael J. Quigley III and MJQ Corporation. During the quarter ended March 31, 2002 the Company charged Leo Equity Group $3,000,000 and MJQ Corporation $1,000,000 for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Trustee. Prior to our acquisition of Leo Equity Group, Inc., Leo Equity Group, Inc. assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, in payment of this obligation. We have deferred all income from these transactions until such time as payment is received. That $2.6 million debt from Mr. Quigley is a non-recourse obligation which is payable solely from pledged shares of his stock in MJQ Corporation (the "MJQ Debt"). Mr. Francis W. Murray purchased the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


MJQ Corporation stock subject to our lien securing payment of the MJQ Debt. The Campany has reviewed the balance sheet of MJQ Corp and believes that the fair value of the Palm Beach Princess and it's other assets exceeds MJQ Corp's liabilities by an amount sufficient to assure payment of debt in its evaluation of the collectibility of the amount payable to which is secured by stock of MJQ Corporation.

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

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. Repayment is restricted due to the Amended Master Settlement Agreement signed with the Trustee and as of March 31, 2004, the $250,000 balance on the note is classified as Long-Term Debt - Related Parties on the balance sheet.

     Francis X. Murray, Vice President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO agreed to loan the company up to $225,000 in the form of a line of credit. As of March 31, 2004 these loans totaled $159,164. (See Note 7-B)

(16) SUBSEQUENT EVENTS

     In connection with our bankruptcy plan of reorganization, on April 15, 2004 a final distribution to our unsecured creditors was made in the amount of $769,650.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               MANAGEMENT'S ANALYSIS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2004


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

Liquidity and Capital Resources

     Cash flow and liquidity during the nine month period ended March 31, 2004 included two major sources of cash. Operationally we generated approximately $4 million in cash from the operations of the Palm Beach Casino Line operation. Additionally, in February 2004 we received $6.4 million on advances as part of a Letter of Intent signed with Cherry Hill at El Rancho LP, a limited partnership affiliated with Turnberry Associates to provide for monetization of the promissory note payable to the Company by Turnberry/Las Vegas Boulevard, LLC (Las Vegas Note) in the face amount of $23 million. Additionally during the most recent quarter Turnberry paid $466,363 in full satisfaction of a note due the Company for the sale of horse statues at Garden State Park. Such cash inflows were used in part to pay down a significant portion of our outstanding debts. Payments to the Brennan Trustee in the amount of $3,100,000 were made on his indebtedness for principal and interest and $350,000 was used to pay Forbearance fees to the trustee. On February 20, 2004 the Company paid in full its indebtedness to Michael J. Quigley in the amount of $1,206,850 which included accrued interest. On March 10, 2004 the Company paid in full its indebtedness to MCJEM, Inc. in the amount of $176,970 which included accrued interest.

     During the third quarter the Company reduced the amounts that we owed to Francis W. Murray for deferred salary of $662,154 and reduced advances made by him and entities owned by Mr. Murray to the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               MANAGEMENT'S ANALYSIS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2004


Company. Additionally we used approximately $1,084,000 in cash for the purchase of and ongoing improvements to a second vessel and approximately $660,000 for the purchase of equipment for our vessels and our offices. In February 2004 we placed a $600,000 deposit on new bare boat charters for a the vessel M/V Palm Beach Princess and a second vessel. During the nine month period we also disbursed $1,254,000 to our pre-petition bankruptcy creditors and deposited an additional $420,000 in an escrow account for future disbursement to our creditors.

     On January 3, 2003, ITG Vegas, Inc. ("ITGV"), our subsidiary operating the Palm Beach Princess, and MJQ Corporation ("MJQ"), an entity owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), in re: ITG Vegas, Inc., Case No. 03-30038. The petition does not cover the Parent Company ITB, nor any other of ITB's subsidiaries. The Parent Company had used all of the available funds that we had prior to the bankruptcy filing to pay some of our expenses however during the most recent quarter we received an initial $6.4 million on the monetization of our Las Vegas Note which permitted the parent Company to pay the majority of its remaining existing liabilities and to establish reserve funds to pay future expenses.

     The Bankruptcy filing had severely limited our ability to make timely payments by our Parent to its CEO, creditors and corporate vendors which has affected our ability to retain the professional services and vendors who serve our company. On September 12, 2003 the United States Bankruptcy Court for the Southern District of Florida (Palm Beach Division) issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 cases of ITG Vegas, Inc., the Company's wholly owned subsidiary, and MJQ Corporation. On the effective date of the Plan, October 15, 2003, and so long as the ITGV subsidiary remains current with its obligations to the Donald F. Conway, as Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan ("the Brennan Trustee") then ITGV will be permitted to upstream $100,000 per month to the Parent Company. (See the paragraphs below concerning the bankruptcy order). The currently monthly budgeted cash expenses, including payroll (but exclusive of the Chairman) are approximately $100,000 per month. The Company continues to incur expenses for exploring potential opportunities in various foreign countries. If the company were to discontinue its exploration of these opportunities additional funds could be used for payment of Parent Company expenses but the Company would lose the potential business opportunities. So long as the Brennan Bankruptcy Trustee continues to be our principal creditor, payments to the Parent company from the Palm Beach Princess will be limited to $100,000 per month. We intend to re-finance that debt as soon as reasonably possible in order to eliminate or lessen restrictions on our operating subsidiary to provide cash to the Parent Company.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               MANAGEMENT'S ANALYSIS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2004


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

     Under the Plan, the maximum amount of funds permitted to be upstreamed by ITG Vegas to the Parent Company without the consent of the Brennan Trustee is $100,000 per month as a tax sharing payment (See Note 2 to the financial statements). The Parent Company has no other source of funds presently available. For these reasons, and since the $100,000 per month tax sharing payment will be suspened at any time when Debtors are not current in payment of their obligations to the Brennan Trustee, no assurance can be given that the Company will be able to function as a going concern and pay its debts as they become due.

     In connection with our purchase of a second vessel, the Trustee required a prepayment of $950,000 to be applied to the Ship Mortgage payment. Additionally we were required to pay the final installment of the forbearance fee in the amount of $250,000. Our use of ITG-Vegas funds to pay for improvements of the second vessel is restricted by the Brennan Trustee and, if permitted to be spent, ITG-Vegas must make simultaneous dollar for dollar payments to the Brennan Trustee for each dollar spent on improvements.

     In the event the Company is unable to make all the payments under the agreements with the Brennan Trustee or otherwise defaults in performance of the terms of such indebtedness, the Company stands to lose its only operating business. Subject to applicable grace periods, remedies available to the Brennan Trustee, if we default, include the liquidation of our only operating business, the Palm Beach Princess line. Additionally, if we default (subject to the applicable grace periods) the 3,678,146 shares of stock which we are buying from the Brennan Trustee, all of which are pledged to the Brennan Trustee, could be sold by the Brennan Trustee. The sale of these shares by the Trustee along with other uncontrollable stock transfer events could affect the preservation of our tax net operating loss tax carry forwards (NOL's). As of June 30, 2003 the Company had $147,000,000 available in tax net operating loss carry forwards which can be used to offset taxable income. Loss of our NOL's would cause the Company to pay Federal Income taxes on its reported taxable income and reduce reportable net income.

     International Thoroughbred Breeders, Inc. and its wholly owned subsidiary, Orion Casino Corporation (collectively the "Company") have entered into a Letter of Intent with Cherry Hill at El Rancho LP, a limited partnership affiliated with Turnberry Associates, providing for monetization (through a sale and a loan) of the promissory note payable to the Company by Turnberry/Las Vegas Boulevard, LLC in the face amount of $23 million (the "Las Vegas Note"). In exchange for the Las Vegas Note, the Company will receive cash payments from the Buyer of $2.8 million, a non-recourse loan in the amount of $5 million, and a promissory note of indeterminate value and collectibility to be issued by an affiliate of the Buyer. The Company will not be liable for payments of principal of the $5 million loan included in the foregoing purchase price. However, the Company will be obligated to pay interest and fees aggregating $600,000 per year for five (5) years in order to obtain the loan. In February 2004 the Company received $6.4 million of the intended proceeds. Closing on the transaction is expected to occur prior to June 30, 2004. The proceeds from this transaction have permitted the parent Company to pay the majority of its previously outstanding payables, payoff several of the notes due by the Company and establish reserve funds for working capital.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               MANAGEMENT'S ANALYSIS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2004


     We are in default on the principal and interest payments due to Service America in the approximate amount of $160,000 for the purchase of the liquor license at Garden State Park. The Company is continuing to negotiate new terms under this note but if unsuccessful the creditor may bring action to attempt to collect this debt.

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

     Unless and until ITGV successfully emerges from its Chapter 11 case and pays in full all the debts to the Brennan Trustee, a possible source of cash (in addition to the $100,000 per month tax sharing payments as mentioned above) include the promissory note we received when we sold our Garden State Park real property in November, 2000. This Note is in the face amount of $10 million, issued by Realen-Turnberry/Cherry Hill, LLC, the purchaser of the Cherry Hill property (the "$10 Million Note"). Under the Note, interest and principal payments will be dependent upon, and payable solely out of, the obligor's net cash flow available for distribution to its equity owners. After the obligor's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash will be paid to us, and following our receipt of the face amount of the Note we will receive 33 1/3% of all distributable cash of the obligor until maturity of the Note. The probable timing and amounts of payments under this Note cannot be predicted.

     Our working capital as of March 31, 2004 was $2,495,912 as compared to $650,328 at June 30, 2003. The increase in working capital during the past nine months was primarily the result of positive operating results and the monetization of the Las Vegas Note, offset by those disbursements disclosed above and recording the note obligation for the purchase of the ship mortgage from the Brennan Trustee of which the current portion is $3,917,470.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

     Overall

     Revenue for the three months ended March 31, 2004 increased $788,564 from $8,909,143 in Fiscal 2003 to $9,697,707 in Fiscal 2004 primarily as a result of increased revenues generated by the Palm Beach Princess operations during the comparable periods. Overall operating expenses increased $978,585 from $6,567,345 in the three month period in Fiscal 2003 to $7,545,930 in Fiscal 2004 primarily as the result of an increase in Palm Beach Princess operating costs during the comparable quarters. The Parent Company's general and administrative expenses increased $261,327 as a result of legal fees and administrative costs incurred in connection with costs associated with the purchase of the Ship
Mortgage and our common stock from the Brennan Trustee and our search for new funding for working capital. Development costs increased $174,149 as a result of increased activity in the Company's exploration of business opportunities. Bankruptcy costs decreased $280,052 as a result of fewer legal and administrative costs as a result of the bankruptcy order being finalized in October, 2003.

     For the third quarter of Fiscal 2004, our net income was $1,765,057 or $.23 per share and $.17 per

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               MANAGEMENT'S ANALYSIS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2004


share on a diluted basis as compared to income for the comparable period in the prior fiscal year of $1,878,471 or $.23 per share on a basic and diluted basis. During the three months ended March 31, 2004, we included in the diluted earnings per share calculation, 2,857,838 options whose exercise price was lower than our weighted average price of the common stock or shares that have been authorized but not issued.

     Vessel Operations

     During the three months ended March 31, 2004, total net revenue from vessel operations was $9,611,153 as compared to $8,830,318 for the three months ended March 31, 2003. The increase in revenue of $780,835 during the comparable quarters primarily resulted from an increase in casino gaming revenue primarily the result of an increase in the passenger count of 6.8%, offset by a slight decrease in the average revenue per passenger during the comparable periods. Net fare and on board income increased $289,703 as a result of increased passager count. Casino operating expenses which also includes food, beverage and entertainment increased $353,330 from $1,976,157 or 26% of gross casino revenue in Fiscal 2003 to $2,329,487 or 29% of gross casino revenue in Fiscal 2004. Maritime and Legal costs to operate the ship increased $115,305 from $1,665,867 in Fiscal 2003 to $1,781,171 in Fiscal 2004. Expenses incurred in the Chapter 11 proceeding decreased $280,052 as a result of our plan of re-organization being approved on September 12, 2003. Interest and financing fees decreased $236,968 as a result of the interest on the Trustee Note being recognized by the Parent Company, effective October 15, 2003. Income before state income tax expense for the third quarter of operation in Fiscal 2004 was $3,069,362 as compared to $2,521,180 in the comparable quarter of Fiscal 2003, an increase of $548,182 for the quarter.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 430 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the third quarter of Fiscal 2004 the ship completed 174 cruises compared to 177 cruises during the same period last year.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               MANAGEMENT'S ANALYSIS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2004


     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three month periods ended March 31, 2004 and 2003:

                                                      Three Months Ended
                                                           March 31,
                                          --------------------------------------
              Description                     2004          2003        Change
 --------------------------------------   -----------   -----------  ----------
 Passenger Count                               82,076        76,855       5,221
 Number of Cruises                                174           177          (3)

  Operating Revenue:

    Gaming                              $   7,989,901  $  7,498,768  $  491,133

    Fare                                    2,557,525     2,345,527     211,998

    On Board                                1,036,805       845,164     191,641

    Less: Promotional Allowances           (1,973,078)   (1,859,142)   (113,936)
                                          -----------   -----------   ---------
    Net Operating Revenue                   9,611,153     8,830,317     780,836
                                          -----------   -----------   ---------
 Operating Costs and Expenses:

    Gaming                                  2,329,487     1,976,157     353,330

    Fare                                      960,941       872,179      88,761

    On Board                                  262,609       220,803      41,806

    Maritime and Legal Expenses             1,781,171     1,665,867     115,305

    General and Administrative Expenses       937,503       955,077     (17,574)

    Professional Fees - Bankruptcy             20,078       300,130    (280,052)

    Interest and Financing Fees                49,806       286,774    (236,968)

    Depreciation and Amortization             200,197        32,151     168,046
                                          -----------   -----------   ---------
    Total Operating Costs and Expenses      6,541,792     6,309,138     232,654
                                          -----------   -----------   ---------
         Income Before State Income
                 Tax Expense            $   3,069,361  $  2,521,179  $  548,182
                                          ===========   ===========   =========

Results of Operations for the Nine Months Ended March 31, 2004 and 2003

     Overall

     Revenue for the nine months ended March 31, 2004 increased $2,330,645 from $22,087,789 in Fiscal 2003 to $24,418,434 in Fiscal 2004 primarily as a result of increased revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $1,994,719 from $18,271,256 in the nine month period in Fiscal 2003 to $20,265,975 in Fiscal 2004 primarily the result of a 5.3% increase in the passenger count during the period and costs associated with the bankruptcy filing of $388,759, partially offset by a slight decrease in corporate general and administrative expenses during the comparable periods. Development costs increased by $191,238 to $486,852 as a result of increased activity in the Company's exploration for new business opportunities. Net Income for the nine months ended March 31, 2004 was

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               MANAGEMENT'S ANALYSIS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2004


$2,887,144 as compared to net income of $2,884,947 for the comparative period last year. The slight increase was the result of an increase in operating income reduced by additional interest and financing expense in connection with our purchase of the Ship Mortgage and purchase of our common stock from the Brennan Trustee. Net Income per share for the nine months ended March 31, 2004 was $.36, and on a diluted basis was $.29, as compared to net income per share for the nine months ended March 31, 2003 of $.28 on a basic and diluted basis. For the nine months ended March 31, 2004 we included in the diluted earnings per share calculation, 2,857,838 options whose exercise price was lower than our weighted average price of the common stock or shares that have been authorized but not issued.

     Vessel Operations

     During the nine months ended March 2004, total net revenue from vessel operations was $24,186,322 as compared to $21,910,595 for the nine months ended March 31, 2003. The increase in revenue of $2,275,727 during the comparable periods primarily resulted from an increase in casino gaming primarily the result of an increase in the passenger count of 5.3% and an approximate 3.4% increase in the average revenue per passenger during the comparable periods. Net fare and on board income also increased $340,406 or 10.0% due to the increase in passager count. Casino operating expenses which also includes food, beverage and entertainment increased $939,553 from $5,548,638 or 30% of gross casino revenue in Fiscal 2003 to $6,488,191 or 32% of gross casino revenue in Fiscal 2004. Maritime and legal costs to operate the ship increased $603,566 from $4,446,554 in Fiscal 2003 to $5,050,119 in Fiscal 2004, also primarily due to the scheduled wet dock maintenance during the second quarter. Administrative expenses decreased 11% in Fiscal 2004. Income before state income taxes from operation of the vessel for the nine months ended March 31, 2004 was $5,586,147 as compared to $4,746,682 for the nine months ended March 31, 2003. During the nine months ended March 31, 2004 the ship completed 520 cruises as compared to 530 cruises during the corresponding period last year. During this year 12 cruises were missed due to wet dock maintenance.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

               MANAGEMENT'S ANALYSIS FOR THE THREE AND NINE MONTHS
                              ENDED MARCH 31, 2004


     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the nine month periods ended March 31, 2004 and 2003:

                                                  Nine Months Ended
                                                       March 31,
                                         ---------------------------------------
             Description                    2004          2003         Change
 --------------------------------------  ----------   -----------   ------------
 Passenger Count                            200,485       190,387        10,098
 Number of Cruises                              520           530           (10)

 Operating Revenue:

    Gaming                             $ 20,432,796  $ 18,497,475   $ 1,935,321

    Fare                                  5,777,102     5,602,098       175,004

    On Board                              2,633,764     2,333,733       300,031

    Less: Promotional Allowances         (4,657,340)   (4,522,711)     (134,629)
                                         ----------   -----------   -----------
    Net Operating Revenue                24,186,322    21,910,595     2,275,727
                                         ----------   -----------   -----------

 Operating Costs and Expenses:

    Gaming                                6,488,191     5,548,638       939,553

    Fare                                  2,527,627     2,382,961       144,666

    On Board                                689,206       617,811        71,395

    Maritime and Legal Expenses           5,050,119     4,446,554       603,566

    General and Administrative Expenses   2,542,695     3,423,421      (880,726)

    Professional Fees - Bankruptcy          388,759       300,130        88,629

    Interest and Financing Fees             412,636       296,545       116,091

    Depreciation and Amortization           500,940       147,853       353,087
                                         ----------   -----------   -----------
    Total Operating Costs and Expenses   18,600,173    17,163,913     1,436,261
                                         ----------   -----------   -----------
         Income Before State Income
                 Tax Expense           $  5,586,147  $  4,746,682   $   839,466
                                         ==========   ===========   ===========

Item 4. - CONTROLS AND PROCEDURES

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this Form 10-Q:

         Number                    Description
         ------                    -----------
          31.1 Certification of the Chief Executive Officer and Chief Financial Office pursuant to Rule13a-14 of the Securities Exchange Act of 1984 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification  of the Chief Executive  Officer pursuant to 18 USC
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

          32.2 Certification  of the Chief Financial  Officer pursuant to 18 USC
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002

(b)  Report on Form 8-K

           Date                                Subject Matter
     -----------------            ----------------------------------------
     February 24, 2004            Letter of Intent for Financing Agreement

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


                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

May 24, 2004                 /s/Francis W. Murray
                             ----------------------------------
                             Francis W. Murray
                             President, Chief Executive Officer
                             and Chief Financial Officer

                                                                    Exhibit 31.1

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

               a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant and its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures, and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 24, 2004   /s/Francis W. Murray
      ------------   --------------------------------------------------------
                     Chairman/Chief Executive Officer/Chief Financial Officer

                                                                    Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Francis W. Murray
------------------------
Name:  Francis W. Murray
Title: President and CEO

May 24, 2004
------------
Date

                                                                    Exhibit 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Francis W. Murray
------------------------------
Name:  Francis W. Murray
Title: Chief Financial Officer

May 24, 2004
------------
Date