Form 10-K
period 2004-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2004-10-13
CIK 320573

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

For the fiscal year ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

                           Commission File No. 0-9624

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 22-2332039
    -----------------------------          --------------------------------
      (State or other jurisdiction         (IRS Employer Identification No.)
             of incorporation)

 Suite 1300, 1105 N. Market Street, Wilmington, Delaware    19899-8985
 -------------------------------------------------------   -----------
     (Address of principal executive offices)               (Zip Code)

                                 (302) 427-7599
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check as to whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 30, 2004 was approximately $6,885,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of October 13, 2004, there were 10,565,204 outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business                                                         1
Item 2.   Properties                                                      14
Item 3.   Legal Proceedings                                               15
Item 4.   Submission of Matters to a Vote of Security Holders             15

                                     PART II

Item 5.   Market for the Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity Securities   16
Item 6.   Selected Financial Data                                         17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       18
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk      30
Item 8.   Financial Statements and Supplementary Data                     30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                        69
Item 9A.  Controls and Procedures                                         69
Item 9B.  Other Information                                               70

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant              71
Item 11.  Executive Compensation                                          74
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                 76
Item 13.  Certain Relationships and Related Transactions                  78
Item 14.  Principal Accountant Fees and Services                          80


                                     PART IV

Item 15.  Exhibits and  Financial Statement Schedules                     81

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors," could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

          o    general economic and business conditions;
          o    competition;
          o    execution of our new business strategy;
          o    changes in laws regulating our industry;
          o fluctuations in quarterly operating results as a result of seasonal and weather considerations;
          o events directly or indirectly relating to our business causing our stock price to be volatile; and
          o delays or cost-overruns in connection with refurbishing and refitting a second vessel which we plan to place in service.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                     PART I

Item 1. Business.

     General

     International Thoroughbred Breeders, Inc., a Delaware corporation ("ITB" or the "Company"), was incorporated on October 31, 1980. Until the January 1999 sale of Freehold Raceway and leasing to a third party of Garden State Park, we were primarily engaged, through various operating subsidiaries, in the ownership and operation of standardbred` and thoroughbred racetracks in New Jersey. For the period of approximately 22 months after our January 1999 sale of Freehold Raceway and our leasing of Garden State Park to a third party, our focus concentrated upon working out the Company's debt problems, by selling our real properties in an orderly fashion rather than permitting such assets to be lost by foreclosure. Our efforts in that regard were successful, and in two transactions, one in May 2000 and the other in November 2000, we sold all of our real properties and paid our indebtedness in full. Since November 2000, we have evaluated and continue to look for business opportunities. We are committed to remaining as an operating company.

     To that end, as of April 30, 2001, we acquired, by a bareboat charter, operations of an offshore gaming vessel, the M/V Palm Beach Princess. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the state territorial water's limit, engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, including dining, music and other entertainment as well as casino gaming. We are expanding that business, to which end we entered into a second operating agreement with the Port of Palm Beach District on December 18, 2003, for the berthing of a second vessel, and, on July 6, 2004, we entered into a bareboat charter for a second vessel, the Empress II. After refurbishing and retrofitting that vessel, we expect to place the Empress II in service also from the Port of Palm Beach.

     Current Operations

     The Palm Beach Princess and, effective July 7, 2004, the Empress II are chartered by us from Palm Beach Maritime Corporation (formerly MJQ Corp.) and Palm Beach Empress, Inc., two corporations which are controlled by Francis W. Murray, our Chairman and Chief Executive Officer. See "PDS Transactions" below.

     The Palm Beach Princess is a large, ocean going cruise ship with a passenger capacity of approximately 850 persons for coastal voyages. The ship is 420 feet long, 6,659 gross tons, and registered in the Republic of Panama. Originally built in 1964, the ship was substantially reconstructed, refurbished, and upgraded in 1973, 1984 and 1997. The ship fully complies with the highest standards of the International Convention on Safety of Life at Sea as applicable to large passenger ships, and is regularly subjected to safety and health inspections by the United States Coast Guard and the United States Public Health Service.

     We operate The Palm Beach Princess for fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     As charterer of the vessel, we are responsible for maintaining the vessel, all machinery, boilers and other equipment on the vessel, and are responsible for making all necessary repairs.

We are responsible for all expenses of operations, including all taxes payable in respect thereof. As charterer, we have the use of all equipment on board the vessel at the time it was delivered to us, and are responsible for re-delivery of the vessel and equipment at the end of the charter period in the same condition as when we received it, ordinary wear and tear excepted. We are also responsible for replacing any items of equipment that need to be replaced and, to the extent equipment may be leased, we are responsible for all rental and other obligations under the applicable leases (including rental and other obligations of Palm Beach Maritime Corporation during the term of the charter under equipment leases in place at inception of our charter). We are to keep all insurance in place for the vessel and equipment. Palm Beach Maritime Corporation conductes for us certain administrative functions. All costs incurred are reimbursed by us to Palm Beach Maritime Corporation.

     The Empress II is a smaller vessel than the Palm Beach Princess, being 201 feet long and 4,178 gross tons. The Empress II is registered in the United States. It was originally built in 1993. The vessel will be refurbished and refitted for our use as an ocean going casino cruise ship, and is expected to be placed in service during the fiscal year ending June 30, 2005. Once such work is complete, the Empress II will have a passenger capacity of approximately 1,100 persons for coastal voyages, and will comply with the highest standards of the United States Coast Guard regulations as applicable to ships of its class. It will be subject to safety and health inspections by the United States Coast Guard and the Florida Department of Public Health. Upon completion of the improvements, expected to be in early January 2005, the casino space on board the vessel will occupy approximately 30,000 square feet. We will offer full casino services (slot machines and major table games), dining, a sports wagering book, simulcasting, bars and lounges. As with the Palm Beach Princess, gaming will be permitted only outside of the state's territorial water's limit.

     2003 Chapter 11 Case

     Effective April 30, 2001, we entered into our first bareboat charter with Palm Beach Maritime Corporation, owner of the vessel Palm Beach Princess, pursuant to which we chartered the Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. In order to obtain the bareboat charter, we entered into a letter of intent as of April 30, 2001, and then concluded a Master Settlement Agreement dated February 22, 2002, with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee"), Palm Beach Maritime Corporation and others, including Francis W. Murray, our Chairman, who was at that time also a director and officer of Palm Beach Maritime Corporation. (See Item 13, Certain Relationships and Related Transactions.)

     In accordance with the Master Settlement Agreement, through a subsidiary, we entered into a Purchase and Sale Agreement which provided for our purchase from the Brennan Trustee of the promissory note of Palm Beach Maritime Corporation in the original principal amount of $12 million, secured by a ship mortgage against the Palm Beach Princess (the "Ship Mortgage Obligation"). The purchase price payable by us for the Ship Mortgage Obligation (including interest accrued thereon) was $13.75 million. We also entered into a Stock Purchase Agreement with the Brennan Trustee, pursuant to which we agreed to repurchase 2,235,000 shares of our common stock controlled by the Brennan Trustee plus any additional shares of our common stock over which the Brennan Trustee might subsequently obtain control. With such additional shares, the number of our shares to be repurchased eventually totaled 3,678,145, all at a purchase price of $.50 per share (aggregate purchase price of $1,839,072.50).

     Our transaction with the Brennan Trustee, including our agreement to purchase the Ship Mortgage Obligation, was an opportunity which arose out of the Brennan Trustee's claims against Palm Beach Maritime Corporation and others, including Mr. Murray, alleging that Palm Beach Maritime Corporation had received a loan (the Ship Mortgage Obligation) from an entity which, in turn, received funds from offshore trusts created by Robert E. Brennan (the Company's former chairman). The Brennan Trustee acquired the Ship Mortgage Obligation through a settlement of litigation which the Brennan Trustee brought against those offshore trusts. We learned of the opportunity to acquire the Ship Mortgage Obligation and of the opportunity to acquire, at least temporarily (through the bareboat charter), the vessel and Palm Beach Maritime Corporation's casino cruise business, through Mr. Murray's connection as a director of Palm Beach Maritime Corporation.

     We began making payments of the purchase price for the Ship Mortgage Obligation effective April 30, 2001, in monthly installments of $250,000. Such monthly installments continued under the terms of the Purchase and Sale Agreement through July 31, 2002, at which time a $9.75 million balloon payment was to be due. We obtained extensions of the maturity date (in consideration of our payment of substantial extension fees to the Brennan Trustee) until January 6, 2003. On January 3, 2003, we did not have the funds to complete the purchase by January 6, 2003 and the Brennan Trustee denied our request for a further extension of the January 6, 2003 due date. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, our subsidiary filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Palm Beach Maritime Corporation, the entity which owned the vessel, also filed for relief under Chapter 11 of the Bankruptcy Code.

     The Chapter 11 cases were brought by ITG Vegas, Inc., our subsidiary operating the Palm Beach Princess, and Palm Beach Maritime Corporation, which was owned by our Chairman and Chief Executive Officer Francis W. Murray (ITG Vegas, Inc. and Palm Beach Maritime Corporation are hereinafter called the "Debtors") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The Chapter 11 cases did not cover the parent company, ITB, nor any other of ITB's subsidiaries. ITG Vegas, Inc. continued to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Our bareboat charter of the Palm Beach Princess continued on a month to month basis throughout the Chapter 11 cases.

     On September 12, 2003, the Bankruptcy Court issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Debtors' Chapter 11 cases. The Plan was a plan of reorganization under Chapter 11 of the Bankruptcy Code which was jointly proposed by the Debtors.

     On the effective date of the Plan, October 15, 2003 (the "Effective Date"), all claims, debts, liens, security interests and encumbrances of and against the Debtors and against all property of their respective bankruptcy estates, which arose before confirmation were discharged, except as otherwise provided in the Plan or confirmation order. Post-confirmation, each of the Debtors continued as reorganized debtors.

     The Plan included the following principal features:

     1. On the Effective Date, all Allowed Administrative Expense Claims and all Allowed Priority Tax Claims and Allowed Priority Non-Tax Claims were paid in full (to the extent not already paid).

     2. All pre-petition non-insider (non-affiliate), non-insured unsecured debt of the Debtors was paid in two installments, one-half on the Effective Date and one-half (with interest thereon at 8% per year from the Effective Date) six months after the Effective Date.

     3. All non-insider claims covered by insurance were entitled to payment in accordance with the insurance coverages. There are no policy limits on the Debtors' liability coverages and the holders of these claims were required to pursue the insurance proceeds for payment, except with respect to the deductible, for which the Debtors remained obligated.

     4. The Debtors' principal creditor, the Brennan Trustee, was to receive payment in full of all obligations over a period not to exceed three years. Significantly, the Debtors' obligations to the Brennan Trustee were combined with the parent company's (ITB's) indebtedness to the Brennan Trustee arising out of the stock repurchase, for all of which the Debtors and ITB were jointly and severally liable. All of the obligations to the Brennan Trustee were secured by a ship mortgage against the Palm Beach Princess vessel and security interests in all of the other assets of the Debtors.

     5. The payment obligations to the Brennan Trustee consisted of the following:

        (a) The balance of the purchase price that had been payable by ITG Vegas for the purchase of the Ship Mortgage Obligation, in the amount of $9,750,000;

        (b) The balance of our indebtedness to the Brennan Trustee in respect of our repurchase of stock in the principal amount of $1,511,035.70 (which included interest accrued to December 13, 2002), plus interest thereon from December 13, 2002 until the Effective Date;

        (c) A new obligation of ITB for the purchase of an additional 450,000 shares of our stock from the Brennan Trustee, at $0.50 per share, or $225,000.

     The amounts described in subparagraphs (a), (b) and (c) are collectively called the "Payment Obligations". A forbearance fee of $350,000 also accrued to the Brennan Trustee on the Effective Date, of which $100,000 was paid on the Effective Date and the balance ($250,000) was due on the earliest to occur of the date the Payment Obligation is paid in full, the third anniversary of the Effective Date, or any date on which ITG Vegas shall have monetized its receivable from OC Realty, LLC, an affiliate of our Chairman and CEO.

     The Payment Obligation accrued interest at 12% per annum. Monthly payments of $400,000 were required to be made to the Brennan Trustee, to be applied first to interest accrued and then to principal. In addition, the Brennan Trustee was entitled to payment of a Stay Bonus in the amount of $200,000 if the Payment Obligation was not paid in full within 12 months after the Effective Date, and an additional $100,000 if the Payment Obligation was not paid in full within 24 months after the Effective Date. Beginning with ITG Vegas' 2004 internal accounting year (commencing December 29, 2003) and annually thereafter, 75% of ITG Vegas' Free Cash Flow (as defined in the Plan) for the period was to be paid to the Brennan Trustee as a Sweep Payment, to be applied first to accrued and unpaid interest, then to principal on the Payment Obligation, and thereafter to any unpaid Forbearance Fee and Stay Bonuses.

     6. Restrictions were imposed under the Plan on ITG Vegas making payments to affiliated entities, including ITB. Payments of indebtedness to affiliated entities of ITG Vegas generally were subordinated to the prior payment of all liabilities to the Brennan Trustee, and intercompany advances and transfers from ITG Vegas to affiliated entities generally were prohibited, except that, if no default existed in the obligations to the Brennan Trustee, (i) $50,000 per month could be paid by ITG Vegas to Palm Beach Maritime Corporation in respect of the bareboat charter fee for use of the Palm Beach Princess vessel and (ii) $100,000 per month was permitted to be paid by ITG Vegas to ITB under a Tax Sharing Agreement between them. ITB entered into a Tax Sharing Agreement with ITG Vegas effective on the Effective Date, pursuant to which ITG Vegas was to compensate ITB for the tax savings realized as a result of ITG Vegas's inclusion in ITB's consolidated group of companies for federal income tax purposes, in an amount up to $100,000 per month, provided that no such payments were permitted to be made if any default existed in respect of the obligations to the Brennan Trustee.

     The maximum amount of funds permitted to be upstreamed by ITG Vegas to us was $100,000 per month under the Tax Sharing Agreement (and, beginning in 2005, 25% of ITG Vegas' annual Free Cash Flow, as defined).

     For further information about the Payment Obligations, the covenants of ITB and the Debtors, and other terms agreed to among the Debtors, ITB and the Brennan Trustee, reference is made to the Amended Plan of Reorganization, which is an exhibit to this Report.

     By reaching the foregoing consensual plan of reorganization by agreement with the Brennan Trustee, the Debtors avoided the costs and delays of a contested confirmation hearing with their largest creditor and developed a Plan which was believed to be (and has proven to be) feasible. With the consummation of the PDS Transactions described below, all of our and the Debtors' indebtedness to the Brennan Trustee was paid in full.

     On July 17, 2004, the Bankruptcy Court issued a final decree closing the Debtors' Chapter 11 cases.

     PDS Transactions

        Overview: On July 7, 2004, Palm Beach Maritime Corporation ("PBMC"), its affiliate Palm Beach Empress, Inc. ("PBE"), the Company and our subsidiaries ITG Vegas and ITG Palm Beach, LLC closed on the $23 million transaction with PDS Gaming Corporation, a publicly held company located in Las Vegas. The transactions were structured as a sale/leaseback by PBMC and PBE, although, as to $20 million of the $23 million total, it is effectively equivalent to a secured loan against the Palm Beach Princess and Empress II vessels. Of the $23 million, $14 million was advanced to Palm Beach Maritime Corporation by an affiliate of PDS as purchase price in purchasing the Palm Beach Princess. The PDS affiliate leased and chartered the Palm Beach Princess back to Palm Beach Maritime Corporation and Palm Beach Empress, Inc., which then subchartered the vessel to our subsidiary, ITG Vegas, Inc. Another $6 million of the $23 million was advanced for the benefit of Palm Beach Maritime Corporation and Palm Beach Empress, Inc. for the purchase and retrofitting of the vessel Empress II, which vessel PDS (through an affiliate) leased and chartered to Palm Beach Maritime Corporation and Palm Beach Empress, Inc., who, in turn, subchartered the Empress II vessel to ITG Vegas, Inc. and a new wholly-owned subsidiary of ITG Vegas, ITG Palm Beach, LLC ("ITG Palm Beach"). The remaining $3 million of funding from PDS is for ITG Vegas and ITG Palm Beach's lease of gaming equipment for use on the Palm Beach Princess and Empress II vessels.

     All of the outstanding capital stock of PBMC is owned by Francis W. Murray, our Chairman and Chief Executive Officer. PBMC owns 50% of the outstanding capital stock of PBE. The remaining 50% of the outstanding capital stock of PBE is owned by Raymond Parello and has been pledged to us to secure certain debts owed to us as described below under "Prior Operations - Sale of Las Vegas Note."

     Such sale-leaseback and ensuing subcharters accomplished our purposes of acquiring, by means of the Empress II subcharter, a second vessel which we plan to operate from the Port of Palm Beach, and also paying off all of our indebtedness to the Brennan Trustee. We had been attempting to obtain financing for the purchase of the Empress II for several months, but were unable to obtain financing on our own since all potential lenders required a mortgage against the Palm Beach Princess, which was owned by Palm Beach Maritime Corporation. Palm Beach Maritime Corporation was willing to utilize its vessel, the Palm Beach Princess, to obtain funds to acquire the Empress II and then subcharter the Empress II and Palm Beach Princess to ITG Vegas and ITG Palm Beach on a long term basis.

     The investment in and operation of the Empress II required retiring all of our debt to the Brennan Trustee, due to the negative covenants governing our indebtedness to the Brennan Trustee. Palm Beach Maritime Corporation was willing to utilize proceeds from its sale of the Palm Beach Princess to pay off all of our indebtedness to the Trustee, which resulted in termination of our investment in the Ship Mortgage Obligation held by the Brennan Trustee. In its place, we (through ITG Vegas) have options to acquire the Palm Beach Princess and Empress II vessels on terms which will credit our investment in the Ship Mortgage Obligation against the option exercise prices for the vessels.

     Sale-Leaseback of the Princess. Prior to the closing of the PDS Transaction (the "Closing"), the Palm Beach Princess was owned by PBMC. PBMC was indebted under the Ship Mortgage Obligation in a principal amount of $12,000,000 plus accrued interest, the Brennan Trustee was the holder of the Ship Mortgage Obligation, and our subsidiary, ITG Vegas, had agreed to purchase the Ship Mortgage Obligation for a purchase price of $13,750,000 (the "Purchase Obligation"). In addition, we were indebted to the Brennan Trustee in connection with our repurchase of 3,678,145 shares of our common stock (the "ITB Obligation"). As of Closing, the aggregate outstanding amount of the Purchase Obligation and ITB Obligation was $7,916,451.71, for all of which PBMC, ITG Vegas and ITB were jointly and severally liable. At the Closing on July 7, 2004, Cruise Holdings I, LLC ("Cruise I"), a subsidiary of PDS Gaming Corporation ("PDS"), purchased the Palm Beach Princess from PBMC for $14,000,000, $7,916,451.71 of which was paid by PBMC directly to the Brennan Trustee to satisfy the Purchase Obligation and the ITB Obligation.

     Also at Closing, Cruise I entered into a Bareboat Charter and Option to Purchase (the "Princess Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Princess Master Lease") to charter and lease the Palm Beach Princess to PBMC and PBE for a period of five years. The charter hire/rent payable by PBMC and PBE is $178,500 per month for the first 12 months (equivalent to interest only on a capital lease obligation of $14,000,000) and $391,762.80 for the remaining term (amortizing the capital lease obligation over the next four years) of the Princess Charter. In addition, PBMC and PBE are required to make annual cash flow sweep payments (equivalent to mandatory principal prepayments) (the "Cash Flow Sweep") if the EBITDAR (earnings before interest, taxes, depreciation, amortization and rents) from the operation of the Palm Beach Princess and the Empress II ("EBITDAR") is less than $10,000,000 per year. Any Cash Flow Sweep payments to be made under the Princess Charter will ultimately be made by ITG Vegas and ITG Palm Beach (as the operators of the Princess), as described below.

     The Princess Charter includes an option for PBMC to purchase the Palm Beach Princess at the end of the term and is structured such that the monthly charter hire payments under the Princess Charter will reduce the purchase price for the Palm Beach Princess to zero in five years (assuming there are no payment defaults) and title will automatically pass to PBMC at (or, if Cash Flow Sweep payments are made, before) the end of the term of the Princess Charter.

     PBMC and PBE entered into a Sub-Bareboat Charter (the "Princess Sub-Charter") at Closing to charter the Palm Beach Princess to ITG Vegas and ITG Palm Beach for the same five year period. ITG Vegas will operate the Princess, with ITG Palm Beach having joined in the

Sub-Bareboat Charter in order to be jointly and severally liable with ITG Vegas for charter hire thereunder. The charter hire payable by ITG Vegas and ITG Palm Beach to PBMC and PBE under the Princess Sub-Charter is $50,000 per month ($600,000 per year) plus one percent (1%) of the gross operating revenues of the Palm Beach Princess. Under the Princess Sub-Charter, PBMC granted to ITG Vegas and ITG Palm Beach an option to purchase PBMC's right to acquire the Palm Beach Princess at the end of the term, for an exercise price equal to the appraised value of the Palm Beach Princess, $17,500,000, to which certain amounts are to be credited as described below (the "Princess Purchase Option"). As consideration for the Princess Purchase Option, ITG Vegas will make Cash Flow Sweep payments on the same terms as PBMC and PBE are required to make such payments under the Princess Charter (and effectively will make such payments directly to Cruise I on behalf of PBMC and PBE to the extent any such payments are due). As further consideration for the Princess Purchase Option, ITG Vegas and ITG Palm Beach are to make payments of $178,500 per month for the first 12 months and $391,762.80 for the remaining four-year term of the Princess Sub-Charter (i.e., the same amounts as the charter hire payable by PBMC and PBE under the Princess Charter) (the "Princess Additional Payments"). If ITG Vegas and ITG Palm Beach fail to make any Cash Flow Sweep payment or Princess Additional Payment when due, PBMC may terminate the Princess Purchase Option. Upon exercise of the Princess Purchase Option, ITG Vegas and ITG Palm Beach will be entitled to credits against the exercise price of the Princess Purchase Option for (i) ITG Vegas' investment of $7,244,000 in the Ship Mortgage Note (except to the extent credited toward payment of the exercise price for the purchase option on the Empress II under the Empress Sub-Charter, described below), plus (ii) the aggregate amount of all Cash Flow Sweep payments made under the Princess Sub-Charter, plus (iii) the portion of the Princess
Additional Payments made for the 13th month through the 60th month of the term of the Princess Sub-Charter which would be considered principal payments if such Additional Payments were payments of principal and interest on a loan of $14,000,000 amortized over 48 months at an interest rate of 15.3%. In addition, the exercise price of the Princess Purchase Option may be offset by any debts owing by PBMC to ITG Vegas and/or ITG Palm Beach.

     Acquisition of the Empress II. On March 1, 2004, PBE entered into an agreement to purchase the vessel known as the M/V Empress II (the "Empress Sale Agreement") from Empress Joliet Corporation at a purchase price of $3,800,000. The Empress II requires approximately $8,500,000 of alterations, retrofits and improvements to prepare it for use as a casino cruise ship, a portion of which, in the amount of $2,880,652, will be paid for by ITG Vegas. At Closing, PBE assigned to Cruise Holdings II, LLC ("Cruise II"), a subsidiary of PDS and affiliate of Cruise I, all of its rights, title and interest in and to the Empress Sale Agreement, and the sum of $6,000,000 was deposited in a blocked account to be used to pay costs of the alterations, retrofit and improvements of the Empress. Such deposit was funded to the extent of $2,880,652 by ITG Vegas.

     Also at Closing, Cruise II entered into a Bareboat Charter and Option to Purchase (the "Empress Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Empress Master Lease") to charter and lease the Empress II to PBMC and PBE for a period of five years. The charter hire is $82,695 for the first 12 months (equivalent to interest only on a $6 million capital lease obligation) and $171,702.54 for the remaining term (amortizing the capital lease obligation over the next four years) of the Empress Charter. In addition, PBMC and PBE are required to make annual Cash Flow Sweep payments (equivalent to mandatory prepayments of principal) based on the EBITDAR from operations of the Palm Beach Princess and Empress II as described in respect of the Princess Charter above.

     The Empress Charter includes an option for PBE to purchase the Empress II at the end of the term and is structured the same as the Princess Charter in that the monthly payments of charter hire under the Empress Charter will reduce the purchase price for the Empress II to zero (assuming there are no payment defaults) and title will automatically pass to PBE at (or, if Cash Flow Sweep payments are made, before) the end of the term of the Empress Charter.

     PBMC and PBE also entered into a Sub-Bareboat Charter (the "Empress Sub-Charter") at Closing to charter the Empress II to ITG Vegas and ITG Palm Beach for a five year period. ITG Palm Beach will operate the Empress, with ITG Vegas having joined in the Sub-Bareboat Charter in order to be jointly and severally liable with ITG Palm Beach for charter hire thereunder. The charter hire payable by ITG Vegas and ITG Palm Beach under the Empress Sub-Charter is $100,000 per month ($1.2 million per year) plus one percent (1%) of the gross operating revenues of the Empress II. Under the Empress Sub-Charter, PBE granted to ITG Vegas and ITG Palm Beach an option to purchase PBE's right to acquire the Empress II at the end of the term, for an exercise price equal to the appraised value of the Empress, to be determined upon the retrofitting and refurbishment of the Empress II, to which certain amounts are to be credited as described below (The "Empress Purchase Option"). As consideration for the Empress Purchase Option, ITG Vegas will make Cash Flow Sweep payments on the same terms as PBMC and PBE are required to make such payments under the Empress Charter (and effectively will make such payments directly to Cruise II on behalf of PBMC and PBE to the extent any such payments are due). As further consideration for the Empress Purchase Option, ITG Vegas and ITG Palm Beach are to make payments of $82,695 per month for the first 12 months and $171,702.54 for the remaining term of the Empress Sub-Charter (i.e., the same amounts as the charter hire payable by PBMC and PBE under the Empress Charter) (the "Empress Additional Payments"). If ITG Vegas and ITG Palm Beach fail to make any Empress Additional Payments when due, PBE may terminate the Empress Purchase Option. Upon exercise of the Empress Purchase Option, ITG Vegas and ITG Palm Beach will be entitled to credits against the exercise price of the Empress Purchase Option for (i) ITG Vegas's investment in the Ship Mortgage Note (except to the extent credited toward payment of the exercise price for the purchase option on the Palm Beach Princess under the Princess Sub-Charter, described above), plus (ii) the amounts of costs for the retrofit and improvements to the Empress II which are paid by ITG Vegas or ITG Palm Beach plus (iii) the aggregate amount of all Cash Flow Sweep payments made under the Empress Sub-Charter, plus (iv) the portion of the Empress Additional Payments made for the 13th month through the 60th month of the term of the Empress Sub-Charter which would be considered principal payments if such Additional Payments were payments of principal and interest on a loan of $6,000,000 amortized over 48 months at an interest rate of 16.54%. In addition, the exercise price of the Empress Purchase Option may be offset by any debts owing by PBMC to ITG Vegas and/or ITG Palm Beach.

     Lease of Gaming Equipment. At Closing, ITG Vegas and ITG Palm Beach entered into a Master Lease, together with three Lease Schedules (the "Gaming Equipment Lease"), to lease certain new and used gaming equipment from PDS for use on the two vessels. A portion of the equipment was previously owned and used by ITG Vegas on the Princess and was sold to PDS at Closing, for $500,000, pursuant to a Warranty Bill of Sale and Transfer Agreement and then leased back pursuant to the Gaming Master Lease. Each Schedule of the Gaming Equipment Lease has a term of three years from the time the equipment under that Schedule is delivered to and accepted by ITG Vegas and ITG Palm Beach. Aggregate rent for all gaming equipment will be approximately $1.4 million per year. ITG Vegas and ITG Palm Beach have an option to purchase the leased equipment at the end of the term for a purchase price equal to the fair market value of the equipment at such time (less, to the extent any items of equipment were replaced during the previous 12-month period, the excess of the then-current book value of the replacement equipment over the book value of the old equipment at the time of replacement).

     Guaranty Agreements. As a condition to entering into the PDS Transaction, PDS required the Company, ITG Vegas, ITG Palm Beach, PBMC and PBE to guaranty performance of certain of the PDS Transactions. The Company, ITG Vegas and ITG Palm Beach entered into Guaranty Agreements guarantying the obligations of PBMC and PBE under the Princess Charter, Princess Master Lease, Empress Charter and Empress Master Lease. The Company, PBMC and PBE entered into a Guaranty Agreement guarantying the obligations of ITG Vegas and ITG Palm Beach under the Gaming Equipment Lease.

     Additional Security. As security for the performance by ITG Vegas under the Guaranty Agreements described above and the Princess and Empress Sub-Charters, ITG Vegas entered into a Collateral Assignment of the Maritime Office Complex Lease and Operating Agreement and Other Lease as well as a Leasehold Mortgage, pursuant to which it assigned as collateral to Cruise I and Cruise II its rights under its lease for space, and its operating rights, at the Port of Palm Beach.

     Limitation on Upstream Payments to the Corporation. Upstream payments by ITG Vegas to the Company are limited under the Princess Sub-Charter and Empress Sub-Charter. If the "YTD Result" (defined as 10/12ths of annualized EBITDAR from operation of the two vessels) is greater than $8,000,000 at the end of any of the first three fiscal quarters or EBITDAR from operation of the two vessels is greater than $8,000,000 at the end of any fiscal year, and if ITG Vegas and ITG Palm Beach have made all payments due under the Princess Sub-Charter and Empress Sub-Charter, ITG Vegas may make (i) tax sharing payments to the Company (payments equal to the federal income tax savings to ITG Vegas resulting from its inclusion in the Company's consolidated group for federal income tax purposes) including any tax sharing payments previously deferred as a result of limitation under the Princess Sub-Charter or Empress Sub-Charter, and (ii) other payments to the Company in an amount which, together with charter hire payments in excess of $100,000 per month to PBMC and PBE for the two vessels, shall not exceed $200,000 per month (a "Restricted Payment"). If ITG Vegas is prohibited from making any Restricted Payment for any month, once such payments are again allowed, such Restricted Payment may be made to the Company; provided that the total amount of Restricted Payments (i.e. payments other than the tax sharing payments and $100,000 per month in bare boat charter fees) paid by ITG Vegas to the Company, PBMC and PBE in any twelve-month period may not exceed $2,400,000.

     Prior Operations

     In April of 1998, our Board of Directors authorized the exploration of strategic opportunities for our business, including a possible merger or sale of all of our racetrack and hotel assets. The Board ultimately decided that a sale of our assets was the preferred alternative.

     On January 28, 1999, we completed the sale of Freehold Raceway, the sale of a ten acre parcel at Garden State Park and the lease of Garden State Park facilities to subsidiaries of Greenwood Racing, Inc. The purchase price was $46 million, plus up to an additional $10 million in Contingent Promissory Notes which would become payable only upon, among other things, the New Jersey Legislature's approval of off-track betting facilities or telephone account pari-mutuel wagering on horse racing by certain dates and Greenwood's obtaining necessary licenses to operate by January 24, 2002. Such contingency did not occur.

     On May 22, 2000, through our wholly-owned subsidiary, Orion Casino Corporation, we closed on the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, Nevada to Turnberry/Las Vegas Boulevard, LLC. The sale price was $45 million and was paid by: (i) previous cash deposits totaling $2 million; and (ii) the balance of the sale price paid in cash at the closing. The proceeds from the El Rancho sale were principally used by us to reduce the outstanding balances on our loan from Credit Suisse First Boston Mortgage Capital LLC to $14.7 million and to purchase a promissory note of the buyer in the amount of $23 million (the

"Las Vegas Note"), secured by the rights to 100% of the distributable cash of the buyer in the event of a default, which was convertible at our option into a 33 1/3% equity interest in the buyer. The interest payable under such note was dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of distributable cash was to be paid to us. We were thereafter to receive payments under the Las Vegas Note equal to 33 1/3% of all distributable cash until the maturity date, which was to occur on the thirtieth anniversary of our purchase of the Note. We elected to defer the gain on the sale of the real property until such time that collectability, under the $23 million Las Vegas Note could be determined. On June 16, 2004, we sold the Las Vegas Note, as described below under "Sale of Las Vegas Note."

     On November 30, 2000, through our wholly-owned subsidiary, GSRT, LLC, we closed on the sale of our Garden State Park property, located in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC. The purchase price was $30 million and was paid by: (i) previous cash deposits totaling $1 million; (ii) a Promissory Note (the "Cherry Hill Note") in the face amount of $10 million; and
(iii) the balance of the purchase price paid in cash at the closing. The cash proceeds from such sale were principally used by us to repay in full the outstanding balances on our debt to Credit Suisse First Boston Mortgage Capital, LLC of approximately $14.3 million and to repay in full approximately $3.75 million of principal and interest on the debt to the Chapter 11 Bankruptcy Trustee for the estate of Robert E. Brennan which had been incurred to purchase 2,904,016 shares of our common stock.

     Under the $10 million Cherry Hill Note, the interest payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the buyer have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash will be paid to us. We will thereafter receive payments under the Cherry Hill Note equal to 33 1/3% of all distributable cash until the maturity date, which occurs on the fifteenth anniversary of the issuance of the Note. We may convert the Cherry Hill Note, at our option, into a 33 1/3% equity interest in Realen-Turnberry/Cherry Hill during the six-month period prior to the fifteenth anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii) 33 1/3% of any excess of the fair market value of Realen-Turnberry/Cherry Hill's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners. We have elected to defer the gain on the sale until such time that collectability under the $10 million Note from Realen-Turnberry/Cherry Hill can be determined.

     During June 2001, we held auctions at which all of the personal property, including equipment, furniture, furnishings and art work, that we owned at Garden State Park was sold for approximately $1.2 million in cash.

     Sale of Las Vegas Note

     On June 16, 2004, we consummated the sale of the $23 million Las Vegas Note. The purchaser of the Las Vegas Note was Cherry Hill at El Rancho LP (the "Buyer"), a limited partnership which is affiliated with the maker of the Las Vegas Note.

     In exchange for the Las Vegas Note, we received cash payments from the Buyer of $2.8 million, a non-recourse loan from Turnberry Development, LLC, an affiliate of the Buyer, in the amount of $5 million and a promissory note issued by Soffer/Cherry Hill Partners, L.P. ("Cherry Hill Partners"), another affiliate of the Buyer, in the principal amount of $35,842,027 (the

"Second Cherry Hill Note"). The principal amount of the Second Cherry Hill Note equals the difference between the unpaid principal plus all accrued and unpaid interest (at 22%) under the Las Vegas Note, less the $2.8 million in purchase price payments and $5 million non-recourse loan paid to us. As further consideration, we received the right to use aircraft owned or leased by the Buyer or its affiliates, for up to 64 hours in total, which we value at approximately $224,000. The consideration received by us in exchange for the Las Vegas Note was negotiated at arms-length with the Buyer and the Buyers' affiliates. To the extent such consideration resulted in the sale of the Las Vegas Note at a discount, such discount reflected, among other things, our need to monetize the Las Vegas Note in order to obtain working capital as a result of the severe, creditor-imposed restrictions on the ability of our operating subsidiary, ITG Vegas, to distribute profits from its operations to us.

     We are not liable for repayment of the principal of the $5 million loan included in the foregoing consideration. However, we are obligated to pay interest and fees on such loan aggregating $600,000 per year ($50,000 per month) for five (5) years.

     The Second Cherry Hill Note received by us matures in 2015 and is similar to the Las Vegas Note which was sold, in that both generally are payable prior to maturity only from distributable cash of the maker. The Las Vegas Note was payable prior to maturity from distributable cash of the entity which had purchased, in May of 2000, the real property (the "El Rancho Property")
previously owned by our Orion Casino Corporation subsidiary in Las Vegas, Nevada, which had been the site of the former El Rancho Hotel and Casino. Since the maker of the Las Vegas Note has not yet finalized plans for development of that property, the time at which we might have received payments under the Las Vegas Note (had it not been sold) remained uncertain. The obligor under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from our subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, has been delayed as a result of community opposition to certain elements of the development plan, and, while we believe that the development plan is now moving forward, the timing and amount of profits there also remain uncertain. We already hold a promissory note in the face amount of $10 million, received from the purchaser of Garden State Park in connection with the sale of such real property, which we expect will be fully paid in time. While we expect the first Cherry Hill Note to be fully paid, we are not optimistic that the Second Cherry Hill Note will be fully paid, and accordingly, we have written down on our books the amount of the Second Cherry Hill Note substantially below the $35,842,027 face amount thereof, to $4,778,651. See Note 4-A to our financial statements.

     The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the Buyer, in the Palm Beach Empress, Inc., representing fifty percent (50%) of the stock in that company. Palm Beach Empress, Inc. is the entity formed to acquire the second vessel which, on July 7, 2004, was chartered to our subsidiary and we expect to operate that second vessel as a casino cruise ship, similar to the operation of the casino "cruise to nowhere" business conducted by our ITG Vegas subsidiary since April of 2001. The other fifty percent (50%) of the stock in Palm Beach Empress, Inc. is owned by Palm Beach Maritime Corporation, a corporation owned by Francis W. Murray, our Chairman and Chief Executive Officer. See "PDS Transactions" above.

     Significantly, Mr. Parello will have the right to acquire the Second Cherry Hill Note from us in exchange for his stock in Palm Beach Empress, Inc. Such "put" option held by Mr. Parello (giving him the right to put his stock in Palm Beach Empress, Inc. to us in exchange for the Second Cherry Hill Note) will effectively limit the value to us of the Second Cherry Hill Note to the value of Mr. Parello's one-half interest in Palm Beach Empress, Inc. Mr. Parello's put right will be exercisable upon the later to occur of (1) payment by or for the account of Cherry Hill Partners of $483,205.48 under the Second Cherry Hill Note, and
(2) payment of the entire principal balance of the non-recourse loan received by our Orion subsidiary in the principal amount of $5 million, referred to above (upon which repayment our obligation to pay interest and fees of $600,000 per year on such loan would end). Such put-option is set forth in the Shareholders' Agreement among Palm Beach Empress, Inc., Raymond Parello and Palm Beach Maritime Corporation, to which our Orion subsidiary has joined solely for the purpose of confirming its agreement to the put option.

     In the event Mr. Parello receives any dividends or other distributions on, or proceeds from, any sale of his shares in Palm Beach Empress, Inc., the same will be applied as a mandatory prepayment of the Second Cherry Hill Note.

     In addition, if, before July 31, 2005, there is a sale or other disposition of the El Rancho Property, or a sale or other disposition of the entire direct or indirect interest of the owner of such property, then fifty percent (50%) of any profit in excess of $10 million realized on such sale also shall be paid to us as a mandatory prepayment of the Second Cherry Hill Note. The July 31, 2005 deadline by which a sale of the El Rancho Property would have to occur in order to trigger a possible prepayment to us will be extended to January 31, 2006 if a portion, but less than all, of the El Rancho Property or of the Owner's direct or indirect ownership interest is sold before July 31, 2005.

     Employees

     As of June 30, 2004, the Parent Company employed 7 full-time corporate executive, administrative and clerical personnel. ITG Vegas employs a crew of approximately 265 and office and management personnel of 78 for the operations of the Palm Beach casino business.

     Competition

     From July 1, 2001 to December 9, 2001 the M/V Palm Beach Princess was the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition was approximately 50 miles away in Ft. Lauderdale, Florida. From December 10, 2001 until April 29, 2002, when it returned to its home port of Boston Massachusetts, another coastal gaming vessel, the S.S. Horizon Edge, operated from Riviera Beach Marina, which is in close proximity to the Port of Palm Beach. This vessel was 186 feet and had a passenger capacity of 500 people. The M/V Palm Beach Princess is considerably larger at 420 feet with a passenger capacity of 850 people. The Horizon Edge operated on a similar schedule as the Palm Beach Princess, that is, two five hour cruises per day, 7 days a week, however, due to its smaller size it canceled more cruises than the Palm Beach Princess for inclement weather. From June, 2002 until February 15, 2003, the coastal gaming vessel Texas Treasure II (formerly the M/V Contessa) was operating from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel is approximately 400 feet, was built in 1968 and has a passenger capacity of approximately 700 people. This vessel had previously operated in competition with the Palm Beach Princess from May 13, 1999 until it discontinued operations on May 15, 2000. We may compete with other vessels which may from time to time be located in the port on the basis of cruise schedules, passenger services, amenities, prices, and percentages of gaming win. Our agreement with the Port of Palm Beach District (see Item 2 - Properties, below) gives us a competitive advantage as to preferred cruise scheduling times and convenience of passenger parking areas. A 300 passenger high-speed ferry is scheduled to begin carrying passengers late in 2004 on daily round trips to Freeport, Grand Bahamas where gaming is conducted.

     There is no assurance that other competing vessels will not enter the gaming business at the existing Port of Palm Beach, at a new and larger port facility in Palm Beach or at another port facility in the future. As a practical matter, however, owing to our operating and dockage agreements with the Port of Palm Beach and City of Riviera Beach and dock limitations, it will be difficult for competing vessels to enter service at the Port of Palm Beach or the Riviera Beach City Marina.

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

     A referendum proposal will appear on Florida ballots in November, 2004 which, if enacted by a majority of voters statewide, will amend Florida's Constitution to permit Miami-Dade and Broward Counties subsequently to hold county-wide referendums on whether to authorize slot machines at pari-mutuel facilities in those counties.

     Weather and Seasonal Fluctuations

     The success of our casino cruise business depends to significant extent on the weather conditions. In particular, inclement weather, or the threat of such weather, has a direct effect on passenger counts, potentially adversely affecting our revenues. On relatively rare occasions, bad weather or sea conditions may result in the cancellation of cruises. Our business is also subject to seasonal fluctuations. Our peak seasons are the late fall, winter, and early spring seasons due to the increased local population as well as increased tourist populations. Subsequent to June 30, 2004, four major hurricanes severly impacted the State of Florida, two of which directly struck the Palm Beach area between August 13, 2004 and September 26, 2004. During that period, tourist travel to our area was adversely effected and the lives of local residences were significantly disrupted. We cancelled 29 cruises since August, 2004 as a result of the weather, loss of utilities and damage to the surrounding areas.

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

Item 2. Properties.

     We lease office space in Wilmington, Delaware which serves as our corporate headquarters. This lease is for one year and is renewable from year to year. Our subsidiary, ITB Management, Inc., leases approximately 4,000 square feet of office space in Bellmawr, New Jersey which serves as an additional administrative office. The lease is for a two year period, expiring on May 31, 2006, and provides for an option to extend such term for an additional two year period commencing June 1, 2006. We also lease, on a month to month basis, approximately 200 square feet of office space in Toms River, New Jersey which serves as a satellite executive office.

     Through our subsidiary, ITG Vegas, Inc. ("ITG Vegas"), we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective, as modified, on May 5, 2003. The term of the initial lease is five years at $183,200 per year payable monthly. We were also required to make tenant improvements to the new space in a minimum amount of $333,000, however the actual cost to make the improvements was approximately $950,000. We will have the right to a credit of up to a minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

     On August 6, 2004 we amended the Lease and Operating Agreement with the Port of Palm Beach in order to permit our construction of a passenger gangway system and destination signage on Port property and our refurbishment and upgrading of the passenger cruise terminal facilities, which measures, we believe, will enhance our ability to promote and market our cruise services. We will receive a wharfage credit from the Port of Palm Beach in the amount of $75,000 with respect to our construction of the gangway. In addition, we agreed to pay the Port of Palm Beach $.50 per vehicle parked in the passenger parking lot at the Port, for a minimum period of six months beyond the commencement of cruise services at the Port of Palm Beach by the Empress II.

     Through our subsidiary, Royal Star Entertainment LLC, we have negotiated with the Port of Palm Beach District a second Operating Agreement dated December 18, 2003, as subsequently amended. This Operating Agreement will permit us to operate the Empress II in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this Operating Agreement is five years from the date of commencement of sailings by the Empress II from the Port, with subsequent renewal options of four and three years. We are required to commence sailings on or before March 1, 2005. Under this Operating Agreement, we have agreed to compensate the Port of Palm Beach as follows:

     1. From September 1, 2004 through the commencement of sailings, dockage at the rate of $1.00 per foot of overall length per day, plus $7,192 for accrued dockage from prior periods;

     2. From September 1, 2004 through the commencement of sailings, wharfage at the monthly rate of $14,000;

     3. After the commencement of sailings, dockage at the rate of $1.00 per foot of overall length per day for six months, and thereafter at the rate of $1.85 per foot per day;

     4. After the commencement of sailings, wharfage at the rate of $3.50 per passenger for the first 100,000 passengers per year, $3.00 per passenger for the next 50,000 passengers per year, and $2.50 per passenger for those in excess of 150,000 per year; and

     5. Commencing six months after the commencement of sailings, a terminal operating fee of $.75 per passenger for the first 80,000 passengers during the first year; thereafter, $1.00 per passenger for the first 80,000 passengers per year, $.50 per passenger for the next 70,000 passengers, and $.25 per passenger for those in excess of 150,000 per year.

     Through our subsidiary Riviera Beach Entertainment LLC, we have negotiated with the City of Riviera Beach, Florida a Dockage Space Agreement dated February 27, 2004, which permits us dockage at the 160 foot main dock at the City Marina located north of the Port of Palm Beach. While the Agreement does not permit us, absent further agreement with the City, to operate a day cruise gaming ship from the dock, it prohibits the City from allowing the dock to be used by any other day cruise gaming operator. The term of this Agreement is through February 28, 2005, subject to renewal at the discretion of the City. The Agreement provides for our payment to the City of dockage and other fees totaling $11,000 per month.

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

     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003 (See Item 1 under this section and Footnote 2). That Chapter 11 case was closed on July 17, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock has been traded infrequently on the Pink Sheets since September 15, 1998. The following table sets forth, for the fiscal years indicated, the high and low sales prices for each share of our common stock on the Pink Sheets based upon information supplied by the Pink Sheets.

                                                  High   Low
                                                  ----   ---
         2003
                        First Quarter             .45    .16
                        Second Quarter            .21    .16
                        Third Quarter             .18    .14
                        Fourth Quarter            .28    .15
         2004
                        First Quarter             .54    .25
                        Second Quarter           1.48    .20
                        Third Quarter            1.97   1.03
                        Fourth Quarter           1.80   1.50

     On June 30, 2004, there were approximately 30,000 holders of record of the shares of our outstanding common stock.

     We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future.

     There were no sales of unregistered securities made by the Company within the fiscal year ended June 30, 2004.

     There were no purchases of Common Stock made by the Company during the fourth quarter of fiscal year 2004.

Item 6 - SELECTED FINANCIAL DATA

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                                                           Years Ended June 30,
                                               ---------------------------------------------------------------------------
                                                    2004           2003            2002           2001           2000
                                               -------------   ------------    ------------   ------------   -------------
Revenues From Operations (1)                 $   32,962,239  $  32,290,599   $  25,473,777  $   4,921,091  $      446,588

Net Income Before Loss on Impairment (1)(4)  $    3,199,970  $   5,233,826   $   1,982,603  $  (2,402,142) $   (6,980,831)

(Loss) on Impairment of Note (2)             $  (10,000,000) $           0   $           0  $           0  $            0

Net Income (Loss)                            $   (6,800,030) $   5,233,826   $   1,982,603  $  (2,402,142) $   (6,980,831)

Per Common Share - Basic and Diluted:

Net Income (Loss) Before Impairment          $         0.40  $        0.54   $        0.17  $       (0.24) $        (0.78)

Net Income (Loss)                            $        (0.86) $        0.54   $        0.17  $       (0.24) $        (0.78)

Weighted Average Number of Shares                 7,933,691      9,720,275      11,480,272      9,987,114       8,980,244

                                                                                June 30,
                                               ---------------------------------------------------------------------------
                                                    2004           2003            2002           2001            2000
                                               -------------   ------------    ------------   ------------   -------------
Working Capital (Deficiency) (3)             $      556,675  $    (428,412)  $  (2,200,346) $    (190,644) $  (17,792,740)

Total Assets                                 $   50,813,716  $  54,822,023   $  45,928,295  $  41,391,208  $   58,166,739

Long-Term Debt                               $    6,339,396  $     985,017   $           0  $     482,000  $      482,000

Stockholders' Equity                         $   30,566,037  $  37,586,067   $  33,961,313  $  31,973,710  $   33,870,852


(1) The Company commenced operation of a casino cruise vessel as of April 30, 2001 which materially affects the comparability of a portion of the information reflected in the above data.
(2) The Company recognized an impairment loss in Fiscal 2004 in the amount of $10 million which materially affects the comparability of a portion of the information reflected in the above data.
(3) The working capital presentation in Fiscal 2002 reclassed to long term a $750,000 deposit that was previously presented as current in Fiscal 2001.
(4) The Company did not pay cash dividends during any of the fiscal years shown above.

(5) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for each of the three years in the period ended June 30,2004.

Item 7.Management's Discussion And Analysis of Financial Conditions And Results of Operations

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in this Annual Report on Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o    general  economic  and  business  conditions   affecting  the  tourism
          business in Florida;
     o    competition;
     o    execution of our new business strategy;
     o    changes in laws regulating the gaming industry;
     o fluctuations in quarterly operating results as a result of seasonal and weather considerations;
     o events directly or indirectly relating to our business causing our stock price to be volatile; and
     o delays or cost-overruns in connection with refurbishing and refitting a second vessel which we plan to place in service.

Liquidity and Capital Resources

     During fiscal 2004, our operating subsidiary's Chapter 11 case severely limited our ability to make timely payments of obligations owing by our parent company to its corporate vendors and other creditors, including its CEO, which, in turn, continued to affect the parent company's ability to procure goods and services from third parties. On September 12, 2003, the Bankruptcy Court issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization in the Chapter 11 case of our operating subsidiary, ITG Vegas, Inc. The Plan became effective October 15, 2003. See Item 1 of this Report for details of the Plan. The Plan limited distributions by ITG Vegas to $100,000 per month to the parent company.

     As a result of the parent company's cash flow shortage, in February 2004, we committed to sell our Las Vegas Note, payable by Turnberry/Las Vegas Boulevard, LLC in the original principal amount of $23 million, to an affiliate of Turnberry. We received an initial payment of $1.4 million and a $5 million non-recourse loan on account of such sale in February, 2004, and an additional $1.4 million at closing of the sale in June 2004. Also, during the third quarter, Turnberry paid $466,363 in full payment of another obligation which it had owed to us. Such cash was used by us to pay down a significant portion of the outstanding debts of our parent company and other subsidiaries outside of the Chapter 11 case.

     Operating revenues of ITG Vegas, derived from its Palm Beach Casino Line business, were sufficient to pay its operating expenses and to meet its obligations for payments of debts under its Chapter 11 Plan. As of June 30, 2004, all pre-petition non-insider (non-affiliate), non-insured unsecured debt of ITG Vegas had been paid in full and our principal creditor, the Brennan Trustee, was to receive payment under the Plan over three years from October of 2003, in monthly payments of $400,000 and additional sums as Stay Bonus and Forbearance Fee, as well as prepayments equal to 75% of Free Cash Flow from the operations of Palm Beach Casino Line, as more fully described in Item 1 of this Report under the caption "2003 Chapter 11 Case". As of June 30, 2004, our parent company had approximately $3.2 million in cash remaining from the sale of the Las Vegas Note. However, the majority of these funds were then subsequently placed in an account for the improvements to be made to the Empress II as part of the PDS Transaction and the Company does not have any other source of funds beyond the amounts permitted to be distributed to it by ITG Vegas.($100,000 per month as of June 30, 2004; See Discussion of PDS Transaction for post- June 30 changes) The timing and amount of payments on obligations owing to the parent company at June 30, 2004, comprised primarily of the First Cherry Hill Note and the Second Cherry Hill Note, remain unpredictable.

     The following table sets forth, at June 30, 2004, amounts of contractual obligations becoming due over the periods indicated:

                                                         Year Ended June 30,
                             ----------------------------------------------------------------
                                                                                                 There-
                                 2005           2006            2007        2008       2009      after          Total
                             ------------   -------------   ---------   ----------  ----------  ---------   --------------
Notes and Mortgages:
         Principal          $  4,679,973   $   4,095,827  $      -0-  $       -0-  $      -0-  $     -0-   $    8,775,800
          Interest               782,128         242,798         -0-          -0-         -0-        -0-        1,024,926
Deferred Interest Payments       600,000         600,000     600,000      600,000     450,000        -0-        2,850,000
Employee Contracts               722,884         327,035         -0-          -0-         -0-        -0-        1,049,919
Operating Leases                 554,777         333,144     127,163       97,169         -0-        -0-        1,112,252
Purchase Obligations             399,988          61,465      61,006       61,006      61,006    269,441          913,911
Other Long-Term Debt                 -0-         285,649         -0-          -0-         -0-        -0-          285,649
                             ------------   -------------   ---------   ----------  ----------  ---------   --------------
Total                       $  7,739,750   $   5,945,918  $  788,168  $   758,175  $  511,006  $ 269,441   $   16,012,459
                             ============   =============   =========   ==========  ==========  =========   ==============

     We are in default on payment of our indebtedness to Service America in the principal amount of $160,000, plus interest accrued of $20,400. We are attempting to negotiate new terms for payment of this obligation, but the creditor may bring an action to collect this debt.

     ITG Vegas's cash flow from operations of the vessel is seasonal. The period July 1 to December 31 is a seasonably slow period for vessel operations. The period from January 1 to June 30 has been a period of increased activity and profits for the Palm Beach Casino Line operation. Certain of ITG Vegas' operating costs, including charter fees payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passage loads decrease. ITG Vegas is scheduled to place the Palm Beach Princess in wet dock beginning early in January 2005. During the period of wet dock, it is anticipated that approximately 10 cruises will be lost and that approximately $150,000 will be spent on routine maintenance items. However, the extent and costs of repairs required to be done during the wet dock cannot accurately be determined in advance.

     On July 7, 2004, we closed on new financing with PDS Corporation, Palm Beach Maritime Corporation and Palm Beach Empress, Inc., as more fully described in Item 1 of this Report, and we prepaid in full all indebtedness to the Brennan Trustee. The following table sets forth our contractual obligations becoming due on a pro forma basis, as of June 30, 2004, giving effect to the PDS Transaction had it been closed by June 30, 2004.

                                                         Year Ended June 30,
                             ----------------------------------------------------------------------
                                                                                                       There-
                                 2005           2006             2007         2008          2009        after         Total
                             ------------   -------------    ------------  -----------   -----------  ----------   -------------
Capital Leases             $   3,134,340  $    6,761,586  $    6,761,586  $ 6,761,586  $  6,761,586  $      -0-   $  30,180,686
Charter Hire Fees              2,062,500       2,250,000       2,250,000    2,250,000     2,250,000     187,500      11,250,000
Vessel Improvements            6,000,000             -0-             -0-          -0-           -0-         -0-       6,000,000
Notes and Mortgages:
   Principal                     712,821             -0-             -0-          -0-           -0-         -0-         712,821
   Interest                       20,966             -0-             -0-          -0-           -0-         -0-          20,966
Deferred Interest Payments       600,000         600,000         600,000      600,000       450,000         -0-       2,850,000
Employee Contracts               722,884         327,035             -0-          -0-           -0-         -0-       1,049,919
Operating Leases:
   Casino Equipment              795,061       1,362,147       1,362,147          -0-           -0-         -0-       3,519,355
   Administrative & Office       554,777         333,144         127,163       97,169           -0-         -0-       1,112,252
Purchase Obligations             399,988          61,465          61,006       61,006        61,006     269,441         913,911
Other Long-Term Debt                 -0-         285,649             -0-          -0-           -0-         -0-         285,649
                             ------------   -------------    ------------  -----------   -----------  ----------   -------------
Total                      $  15,003,337  $   11,981,026  $   11,161,904  $ 9,769,761  $  9,522,592  $  456,941   $   57,895,559
                             ============   =============    ============  ===========   ===========  ==========   =============

     The PDS Transaction involved, among other things, our chartering a second vessel, the Empress II. We have committed $2,880,652 towards costs of refurbishing and retrofitting the Empress II vessel. Start up costs associated with refurbishing and retrofitting the Empress II vessel and placing it in service (including marketing expenses and other soft costs), are expected to amount to approximately $10 million, $6 million of which has been provided for by means of an escrow of our $2,880,652 payment and proceeds of the PDS Transactions. Additional amounts necessary to begin operation of the Empress II vessel are expected to be provided from working capital of our ITG Vegas subsidiary. ITG Vegas' ability to generate sufficient working capital with which to pay such costs may be adversely affected by delays or cost overruns in connection with refurbishing and refitting the Empress II and by weather related and other uncertainties affecting its operations. As indicated by the above table, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributed in part to the arrangement for procurement and refurbishment for a second vessel, the Empress II. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

     The four hurricanes which have impacted Florida during the six weeks ending September 30, 2004 have adversely affected our Palm Beach Casino Line operations during the first quarter of Fiscal 2005, and may adversely affect our liquidity in subsequent quarters of Fiscal 2005, since we are dependent on cash flow from those operations for any unforeseen or additional working capital needs.

     Outlook:

     Based on our historical level of operations we believe that cash generated from operations will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs. No assurances can be given, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our lease/purchase payments, or to make anticipated capital expenditures. Our future operating performance and our ability to service our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For Fiscal 2005 results could be impacted for the following reasons.

     During the first quarter of Fiscal 2005 our operating business was adversely affected by four hurricanes passing over or near Florida. We suffered materially from the direct effects of hurricanes "Frances" and "Jeanne" that left the area without power, resulting in curfews and limited food, water and life resources. These two storms caused the evacuation of the population in our area, and the four storms further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. Our daily cruises were cancelled during the period of time that the hurricane threatened the area and for short periods after. Our first quarter results will be negatively impacted because of the weather conditions and loss of cruises.

     On July 7, 2004 we paid off the Brennan Trustee and entered into long term subcharters in connection with capital lease transactions for two vessels and equipment. As a result of these transactions, capital lease payments are at a higher rate of interest (15.3% to 16.54%) than the interest that was being paid to the Brennan Trustee (12%). Additionally the debt outstanding has increased significantly. Therefore our subcharter payments predicated on capital lease interest payments will be significantly higher than the payments to the Brennan Trustee would have been.

     Effective July 7, 2004 we began leasing a second vessel, the Empress II. The ship will need to be refurbished and refitted for use as an ocean going casino cruise ship and is expected to be placed in service in January 2005 in time for the beginning of our peak season. We will continue to incur costs for the vessel while it is being refitted. We anticipate operating the vessel from the same port as the Palm Beach Princess. It is possible that competition from each vessel will have an adverse effect on the combined operations of the other vessel.

Results of Operations for the Years Ended June 30, 2004 and 2003

     Overall

     During the year ended June 30, 2004, the Company reported a net (loss) of ($6,800,030) or a (loss) per share of ($0.86) as compared to income for the prior year of $5,233,826 or income per share of $0.54. During that year, the Company recorded an impairment loss in the amount of $10 million on a new note receivable on the Cherry Hill property (the Second Cherry Hill Note) taken in exchange, together with cash, for the sale of its note receivable held in the original amount of $23 million on the El Rancho property. Operationally, the Company's net income, before the impairment loss, was $3,199,970 as compared to net income for the prior year of $5,233,826, a decrease of $2,033,856.

     Operating revenues for the fiscal year ended June 30, 2004 increased approximately 5%, however, total expenses before the impairment loss increased approximately 13% due primarily to an increase in interest expense, primarily in connection with interest paid on a note for the purchase of the ship mortgage and the purchase of treasury stock controlled by the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan. There were also increased costs of gaming and fare expenses aboard the ship due to higher passenger counts and an increase in the costs of operating the vessel. Corporate development costs and amortization of leasehold improvements also increased substantially reflecting the Company's search for additional business opportunities and reflecting additional improvements made to our shore facilities and aboard the ship.

     Vessel Operations for the Years Ended June 30, 2004 and 2003

  During the year ended June 30, 2004, total revenue from vessel operations was $32,601,396 as compared to $31,080,921 for the year ended June 30, 2003. Gaming revenue increased $1,173,701 or 4% from $26,354,930 in Fiscal 2003 to $27,528,631 in Fiscal 2004 primarily as a result of an increase in the passenger count of 4%, and an increase in the number of cruises during the comparable periods. Revenue per passenger increased slightly from $118.47 to $118.87. Net fare and on board income increased $346,774 or 7% primarily associated with an increase in passenger counts. Casino operating expenses which also includes food, beverage and entertainment expenses increased $916,017 from $7,889,140 or 30% of casino revenue in Fiscal 2003 to $8,805,156 or 32% of casino revenue in Fiscal 2004 primarily the result of the increased passenger count and the increased number of cruises during the comparable periods. Sales, marketing and advertising expenses increased $374,297 or 12% primarily associated with the increased fare revenue. On board gift shop, catering and cabin expenses increased $76,958 from $849,022 in Fiscal 2003 to $925,980 in Fiscal 2004.
Maritime and maintenance costs to operate the ship increased $836,065 from $5,960,421 in Fiscal 2003 to $6,796,486 in Fiscal 2004 primarily as a result of increases in the amortization of the dry dock maintenance expense performed in
Fiscal 2004 and our overall increase in operating costs. Finance and administrative expenses decreased $389,247 or 7% in Fiscal 2004 primarily the result of a decrease in costs of $440,810 associated with the Chapter 11 case. Depreciation and amortization expenses increased $488,215 from $234,499 in Fiscal 2003 to $722,714 in Fiscal 2004 due primarily to the amortization of the leasehold improvements made to our offices. Total expenses before income taxes for the comparable periods increased $2,302,305 or 9% from $23,742,058 for the year ended June 30, 2003 to $26,044,363 for the year ended June 30, 2004 primarily as a result of the increase in the number of passengers and the number of cruises which increased operating costs, increases in sales and marketing expenses associated with increased passenger counts. Income before taxes from operation of the vessel for the year ended June 30, 2004 was $6,557,033 as compared to $7,338,863 for the year ended June 30, 2003. The ship completed 702 cruises as compared to 709 cruises during the corresponding period last year. During the year ended June 30, 2004 the vessel was placed in wet dock for six
(6) days.

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the years ended June 30, 2004 and 2003:

                                                        Years Ended
                                                          June 30,
                                         ---------------------------------------

              Description                    2004         2003        Change
---- ----------------------------------  ------------  ------------   ---------
Passenger Count                              274,266       262,346       11,920
Number of Cruises                                702           709           (7)

Operating Revenue:

     Gaming                             $ 27,528,631  $ 26,354,930  $ 1,173,701

     Fare                                  7,860,536     7,676,510      184,026

     On Board                              3,666,320     3,280,563      385,757

     Less: Promotional Allowances

     Fare                                 (4,709,354)   (4,724,444)      15,090

     On Board                             (1,744,737)   (1,506,638)    (238,099)
                                         ------------  ------------   ----------
     Net Operating Revenue                32,601,396    31,080,921    1,520,475
                                         ------------  ------------   ----------

Operating Costs and Expenses:

     Gaming                                8,805,157     7,889,140      916,017

     Fare                                  3,546,153     3,171,856      374,297

     On Board                                925,980       849,022       76,958

     Maritime and Legal Expenses           6,796,486     5,960,421      836,065

     General and Administrative            3,738,114     3,732,126        5,988
     Expenses

     Interest and Financing Fees           1,109,221     1,063,646       45,575

     Professional Fees - Bankruptcy          400,538       841,348     (440,810)

     Depreciation and Amortization           722,714       234,499      488,215
                                         ------------  ------------   ----------
     Total Operating Costs and Expenses   26,044,363    23,742,058    2,302,305
                                         ------------  ------------   ----------
       Income Before Income Tax Expense $  6,557,033  $  7,338,863  $  (781,830)
                                         ============  ============   ==========


     Vessel Operations for the Three Months Ended June 30, 2004 and 2003

     During the three months ended June 30, 2004, total net revenue from vessel operations was $8,415,074 as compared to $9,170,327 for the three months ended June 30, 2003. The decrease in revenue of $755,253 during the comparable quarters primarily resulted from a decrease in casino gaming revenue primarily the result of a decrease in table revenue of approximately 16% and a decrease in slot machine income of approximately 8% during the comparable periods. Net fare and on board income increased $6,368 as a result of the increased passenger count of 2%. Casino operating expenses which also includes food, beverage and entertainment increased $207,761 from $2,109,205 or 27% of gross casino revenue in Fiscal 2003 to $2,316,966 or 33% of gross casino revenue in Fiscal 2004. Maritime and legal costs to operate the ship increased $232,500 from $1,513,867 in Fiscal 2003 to $1,746,367 in Fiscal 2004. Expenses incurred in the Chapter 11 proceeding decreased $529,438 as a result of our plan of re-organization being approved on September 12, 2003. Interest and financing fees increased $399,483 as a result of the forbearance fees on the Trustee Note being recognized effective October 15, 2003. Income before state income tax expense for the fourth quarter of operation in Fiscal 2004 was $1,231,842 as compared to $2,611,349 in the comparable quarter of Fiscal 2003, a decrease of $1,379,508 for the comparable quarters.

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three months ended June 30, 2004 and 2003:

                                             Three Months Ended
                                                   June 30,
                                         ---------------------------------------

              Description                    2004          2003         Change
---- ----------------------------------  ------------    ----------  -----------
Passenger Count                               73,741        71,959        1,782
Number of Cruises                                182           182            0

Operating Revenue:

     Gaming                             $  7,095,835   $ 7,857,455  $  (761,620)

     Fare                                  2,083,435     2,077,412        6,023

     On Board                              1,031,555       946,831       84,724

     Less: Promotional Allowances

     Fare                                 (1,290,525)    1,243,497)     (47,028)

     On Board                               (505,226)     (467,874)     (37,352)
                                         ------------    ----------  -----------

     Net Operating Revenue                 8,415,074     9,170,327    (755,253)
                                         ------------    ----------  -----------

Operating Costs and Expenses:

     Gaming                                2,316,966     2,109,205      207,761

     Fare                                  1,018,526       788,895      229,631

     On Board                                236,773       231,210        5,563

     Maritime and Legal Expenses           1,746,367     1,513,867      232,500

     General and Administrative              934,462       990,835     (56,373)
     Expenses

     Interest and Financing Fees             696,585       297,102      399,483

     Professional Fees - Bankruptcy           11,780       541,218     (529,438)

     Depreciation and Amortization           221,774        86,646      135,128
                                         ------------    ----------  -----------

     Total Operating Costs and Expenses    7,183,233     6,558,978      624,255
                                         ------------    ----------  -----------

       Income Before Income Tax Expense $  1,231,841   $ 2,611,349  $(1,379,508)
                                         ============    ==========  ===========

Results of Operations for the Years Ended June 30, 2003 and 2002

     Overall

     Revenue for the year ended June 30, 2003 increased $5,816,822 from $25,473,777 in Fiscal 2002 to $31,290,599 in Fiscal 2003 primarily as a result of increased gaming revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $1,429,392 from 23,626,965 in Fiscal 2002 to $25,056,357 in Fiscal 2003 primarily the result of an increase in Palm Beach Princess operating costs during the comparable periods and costs in the amount of $841,348 associated with the bankruptcy filing, partially offset by a decrease in development costs and a decrease in corporate general and administrative expenses during the comparable periods. With respect to Other Income (Expense), interest expense increased primarily as a result of increased financing costs incurred during Fiscal 2003 primarily associated with extension fees charged by the Brennan Trustee in the 1st and 2nd quarters of Fiscal 2003and interest charges in the 3rd and 4th quarter of Fiscal 2003 in connection with our liabilities to the Brennan Trustee.

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

Vessel Operations for the Years Ended June 30, 2003 and 2002

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

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the years ended June 30, 2003 and 2002:

                                                       Years Ended
                                                         June 30,
                                         --------------------------------------
              Description                    2003           2002       Change
---------------------------------        ------------  ------------  ----------
Passenger Count                              262,346       232,803       29,543
Number of Cruises                                709           697           12

Operating Revenue:

     Gaming                             $ 26,354,930  $ 20,562,757  $ 5,792,173

     Fare                                  7,676,510     7,827,892     (151,382)

     On Board                              3,280,563     2,853,438      427,125

     Less: Promotional Allowances

     Fare                                 (4,724,444)   (4,628,503)     (95,941)

     On Board                             (1,506,638)   (1,141,807)    (364,831)
                                         ------------  ------------  -----------
     Net Operating Revenue                31,080,921    25,473,777    5,607,144
                                         ------------  ------------  -----------

Operating Costs and Expenses:

     Gaming                                7,889,140     7,147,301      741,839

     Fare                                  3,171,856     2,934,483      237,373

     On Board                                849,022       871,893      (22,871)

     Maritime and Legal Expenses           5,960,421     6,151,650     (191,229)

     General and Administrative            3,738,126     3,049,318      682,808
     Expenses

     Interest and Financing Fees           1,063,646       193,887      869,759

     Professional Fees - Bankruptcy          841,348             0      841,348

     Depreciation and Amortization           234,499       118,416      116,083
                                         ------------  ------------  -----------
     Total Operating Costs and Expenses   23,742,058    20,466,948    3,275,110
                                         ------------  ------------  -----------
       Income Before Income Tax Expense $  7,338,863  $  5,006,829  $ 2,332,034
                                         ============  ============  ===========

Vessel Operations for the Three Months Ended June 30, 2003 and 2002

     During the three months ended June 30, 2003, total net revenue from vessel operations was $9,170,327 as compared to $6,643,834 for the three months ended June 30, 2002. The increase in revenue of $2,526,493 during the comparable quarters primarily resulted from an increase in casino gaming revenue primarily the result of an increase in the passenger count of 12% and an increase in the average revenue per passenger during the comparable periods of 17%. Net fare and on board income decreased $19,796 as a result of various promotional activities. Casino operating expenses which also includes food, beverage and entertainment increased $229,866 from $1,879,339 or 28% of gross casino revenue in Fiscal 2002 to $2,109,205 or 27% of gross casino revenue in Fiscal 2003. Maritime and legal costs to operate the ship decreased $14,317 from $1,528,184 in Fiscal 2002 to $1,513,867 in Fiscal 2003. Finance and administrative expenses increased $442,589 or 52% in Fiscal 2003 primarily the result of an increase in accrued employee bonus compensation costs related to our full calendar year of operation, an increase in financing fees and a decrease in other operating expenses. Costs of $541,218 associated with the bankruptcy filing also increased expenses. Income before state income tax expense for the forth quarter of operation in Fiscal 2003 was $2,611,349 as compared to $1,331,711 in the comparable quarter of Fiscal 2002, an increase of $1,279,638 for the comparable quarters.

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three months ended June 30, 2003 and 2002:

                                                   Three Months Ended
                                                        June 30,
                                          ------------------------------------

              Description                     2003        2002        Change
----------------------------------------  ----------- -----------  -----------

Passenger Count                               71,959      61,338       10,621
Number of Cruises                                182         176            6

Operating Revenue:

     Gaming                              $ 7,857,455 $ 5,311,166  $ 2,546,289

     Fare                                  2,077,412   2,140,410      (62,998)

     On Board                                946,831     771,097      175,734

     Less: Promotional Allowances

     Fare                                 (1,243,497) (1,276,700)      33,203

     On Board                               (467,874)   (302,139)    (165,735)
                                          ----------- -----------  -----------
     Net Operating Revenue                 9,170,327   6,643,834    2,526,493
                                          ----------- -----------  -----------

Operating Costs and Expenses:

     Gaming                                2,109,205   1,879,339      229,866

     Fare                                    788,895     795,071       (6,176)

     On Board                                231,210     208,027       23,183

     Maritime and Legal Expenses           1,513,867   1,528,184      (14,317)

     General and Administrative              990,835     711,529      279,306
     Expenses

     Interest and Financing Fees             297,102     133,819      163,283

     Professional Fees - Bankruptcy          541,218           0      541,218

     Depreciation and Amortization            86,646      56,154       30,492
                                          ----------- -----------  -----------
     Total Operating Costs and Expenses    6,558,978   5,312,123    1,246,855
                                          ----------- -----------  -----------
       Income Before Income Tax Expense  $ 2,611,349 $ 1,331,711  $ 1,279,638
                                          =========== ===========  ===========

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

     Substantially all of our revenues are currently derived from our operation of the M/V Palm Beach Princess. Certain of our operating costs, including the charter fee payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover such expenses. While we have generated sufficient revenues from the M/V Palm Beach Princess to pay its expenses, there is no guarantee that we will be able to continue to cover operating expenses of that business as well as the new increased monthly debt service and charter payments associated with the PDS Transaction and our failure to do so could have materially adverse consequences. (See Item I, Liquidity and Capital Resources section above)

Revenues from our investments in real estate developments are uncertain.

     We hold two notes, one in the face amount of $10 million and a second in the face amount of approximately $35 million, which we have written down to approximately $4 million based on estimated fair value, payable solely from distributable cash generated by the purchaser's development or sale of the former Garden State Park racetrack in Cherry Hill, New Jersey. We could receive less than the face amount of the $10 million note and less than the book value of the Second Cherry Hill Note. The times and amounts of all payments under these notes are uncertain and depend entirely upon the profitability of Turnberry's development (or resale) of the subject real property.

We face competition to our gaming operations.

     We currently compete with a variety of other vacation activities in and around Palm Beach, Florida, including short-term cruises, resort attractions, sporting and other recreational activities. We also expect competition in other areas surrounding Palm Beach in the future. Within fifty miles of the Port of Palm Beach, there are a number of smaller marinas that are capable of handling other coastal gaming vessels, although any such vessels necessarily would be substantially smaller than the Palm Beach Princess. Our operations could compete directly with the other Palm Beach vessels and in the future we expect competition to increase as new gaming operators enter our market, existing competitors expand their operations, gaming activities expand in existing jurisdictions and gaming is legalized in new jurisdictions.

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

     We derive a substantial portion of our revenues from patrons from the southern and central portions of Florida as well as from tourists visiting Florida from other parts of the United States, particularly the Northeast. Adverse economic conditions in any of these markets, or the failure of our vessel to continue to attract customers from these geographic markets as a result of increased competition in such markets, or other factors such as the recent terrorist attacks which may lead to a decline in tourist travel, could have a material adverse effect on our operating results. Conditions and other factors beyond our control include competition from other amusement properties, changes in regional and local population and disposable income composition, seasonality, changes or cancellations in local tourism, athletic or cultural events, changes in travel patterns or preferences which may be affected by increases in gasoline prices, changes in airline schedules and fares, strikes and weather patterns, and our need to make renovations, refurbishments and improvements to our vessel.

Weather and other conditions could seriously disrupt our operations.

     Our gaming operations are subject to unique risks, including loss of service because of casualty, mechanical failure, extended or extraordinary maintenance requirements, flood, hurricane or other severe weather conditions. Our vessel faces additional risks from its movement and the movement of other vessels on waterways. Palm Beach, Florida is subject to severe storms, hurricanes and occasional flooding. As a result of such weather conditions, as well as the ordinary or extraordinary maintenance requirements of our vessel, if we are unable to operate our vessel, our results of operations will be harmed. During the first quarter of Fiscal 2005 our operating business was adversely affected by four hurricanes passing over or near Florida. We suffered materially from the direct effects of hurricanes "Frances" and "Jeanne" that left the area without power, resulting in curfews and limited food, water and life resources. These two storms caused the evacuation of the population in our area, and the four storms further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. Our daily cruises were cancelled during the period of time that the hurricanes threatened the area and for short periods thereafter. The loss of our vessel from service for any period of time has adversely effected and could in the future adversely affect our revenues.

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

Terrorist Attacks of September 11, 2001.

     The terrorist attacks of September 11, 2001 adversely impacted our operations and affected our ability to borrow to refinance our debts. These attacks as well as any similar attacks and/or future security alerts, both nationally and locally, could have a material adverse effect on our future operations.

There may be delays or cost overruns in readying the Empress II.

     We are committed to refurbishing, refitting and placing into service the Empress II vessel, expected to cost $10 million or $4 million in excess of amounts escrowed for such purpose. (See Item I, "Liquidity and Capital Resources.") We are dependent upon operating revenues to pay such excess costs. Delays in commencing Empress II operations will adversely affect our cash flow from operating results and cost overruns could jeopardize our ability to complete the necessary work.

Item 7A Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable

Item 8 Financial Statements and Supplemental Data.


                        INDEX TO FINANCIAL STATEMENTS


                Report of Independent Public Accountants .....31
                Balance Sheets ...............................32
                Statements of Operations .....................34
                Statements of Stockholders' Equity ...........35
                Statements of Cash Flow ......................36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Wilmington, Delaware


     We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the three years ended June 30, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.



               STOCKTON BATES, LLP



Philadelphia, Pennsylvania
August 20, 2004

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2004 AND 2003

                                     ASSETS


                                                               June 30,
                                                       -------------------------
                                                           2004         2003
                                                       -----------   -----------
CURRENT ASSETS:
     Cash and Cash Equivalents                       $  7,508,632  $  6,123,641
     Accounts Receivable                                  223,411       193,689
     Prepaid Expenses                                     738,504       488,414
     Other Current Assets                                 153,625       390,458
     Assets of Discontinued Operations                    400,835       399,785
                                                       -----------   -----------
     TOTAL CURRENT ASSETS                               9,025,007     7,595,987
                                                       -----------   -----------


PLANT & EQUIPMENT:
     Leasehold Improvements - Port of Palm Beach          944,371       953,110
     Equipment                                          2,186,345     1,278,175
     Vessel Not Placed in Service - Royal Star          1,321,494             0
                                                       -----------   -----------
                                                        4,452,210     2,231,285
     LESS: Accumulated Depreciation and Amortization      916,186       306,494
                                                       -----------   -----------

     TOTAL PLANT & EQUIPMENT - NET                      3,536,024     1,924,791
                                                       -----------   -----------



OTHER ASSETS:
     Notes Receivable                                  14,778,651    33,000,000
     Mortgage Contract Receivable - Related Party      13,750,000             0
     Deposit on Mortgage Contract Receivable                    0     4,000,000
     Deposits and Other Assets - Related Parties        8,410,940     6,687,266
     Deposits and Other Assets - Non-Related Parties      334,975       535,239
     Spare Parts Inventory                                978,119     1,078,740
                                                       -----------   -----------
     TOTAL OTHER ASSETS                                38,252,685    45,301,245
                                                       -----------   -----------


TOTAL ASSETS                                         $ 50,813,716  $ 54,822,023
                                                       ===========   ===========



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2004 AND 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              June 30,
                                                      -------------------------
                                                          2004         2003
                                                      ------------  ----------
CURRENT LIABILITIES:
     Accounts Payable                               $   1,104,721  $  2,264,498
     Accrued Expenses                                   2,169,197     2,341,209
     Short-Term Debt                                    4,186,012     2,934,330
     Deferred Interest - Short-Term                       514,440             0
     Short-Term Debt - Related Parties                    183,164       183,164
     Liabilities of Discontinued Operations               310,798       301,198
                                                      ------------   ----------
     TOTAL CURRENT LIABILITIES                          8,468,332     8,024,399
                                                      ------------   ----------

LONG-TERM LIABILITIES:
     Long-Term Debt - Net of Current Portion            4,095,827             0
     Deferred Interest - Long-Term                      1,957,920             0
     Long-Term Debt - Related Parties                     285,649       985,017
                                                      ------------   ----------
     TOTAL LONG-TERM LIABILITIES                        6,339,396       985,017
                                                      ------------   ----------

DEFERRED INCOME                                         5,439,951     8,226,540

COMMITMENTS AND CONTINGENCIES                               -             -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
      Authorized 500,000 Shares, 362,489
      Issued and Outstanding                           36,248,875    36,248,875
     Common Stock, $2 Par Value, Authorized
      25,000,000 Shares, Issued, 11,480,279, and
      Outstanding,7,802,134 and 8,252,133,
      respectively                                     22,960,557    22,960,555
     Capital in Excess of Par                          20,191,982    20,191,984
     (Deficit) (subsequent to June 30, 1993,
     date of quasi-reorganization)                    (46,989,638)  (40,189,608)
                                                      ------------   ----------
                                                       32,411,776    39,211,806
     LESS:
     Treasury Stock, 3,678,146 and 3,228,146
      Shares, respectively, at Cost                    (1,839,073)   (1,614,073)
     Deferred Compensation, Net                            (6,666)      (11,666)
                                                      ------------   ----------
     TOTAL STOCKHOLDERS' EQUITY                        30,566,037    37,586,067
                                                      ------------   ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  50,813,716  $ 54,822,023
                                                      ============   ==========



See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002




                                                                   June 30,
                                                 ------------------------------------------
                                                     2004           2003           2002
                                                 ------------   ------------   ------------
OPERATING REVENUES:
     Gaming                                    $  27,528,631  $  26,354,929  $  20,562,757
     Fare                                          3,151,182      2,952,066      3,199,389
     On Board                                      1,921,583      1,773,926      1,711,631
     Other                                           360,843        209,678              0
                                                 ------------   ------------   ------------
       NET OPERATING REVENUES                     32,962,239     31,290,599     25,473,777
                                                 ------------   ------------   ------------

OPERATING COSTS AND EXPENSES:
     Gaming                                        8,805,157      7,889,140      7,147,301
     Fare                                          3,868,705      3,381,534      2,934,483
     On Board                                        925,980        849,022        871,893
     Maritime & Legal Expenses                     6,796,486      5,960,421      6,151,650
     General & Administrative Expenses             3,719,601      4,121,811      3,296,116
     General & Administrative Expenses - Parent    1,658,761      1,452,047      2,147,414
     ITG Vegas Bankruptcy Costs                      417,454        841,348              0
     Development Costs                               700,580        306,952        933,814
     Depreciation & Amortization                     739,871        254,082        144,294
                                                 ------------   ------------   ------------
       TOTAL OPERATING COSTS AND EXPENSES         27,632,595     25,056,357     23,626,965
                                                 ------------   ------------   ------------

OPERATING INCOME                                   5,329,644      6,234,242      1,846,812
                                                 ------------   ------------   ------------

OTHER INCOME (EXPENSE):
     (Loss) on Impairment of Note Receivable     (10,000,000)             0              0
     Interest and Financing Expenses              (2,247,992)    (1,338,649)      (306,773)
     Interest Income                                  79,320         81,039        124,789
     Interest Income Related Parties                 247,785        342,226        350,833
     Other Income                                     19,713         60,468        106,192
                                                 ------------   ------------   ------------
       TOTAL OTHER INCOME (EXPENSE)              (11,901,174)      (854,916)       275,041
                                                 ------------   ------------   ------------


INCOME (LOSS) BEFORE TAX PROVISION                (6,571,530)     5,379,326      2,121,853
     Less: Income Tax Expense                        228,500        145,500        139,250
                                                 ------------   ------------   ------------

NET INCOME (LOSS)                              $  (6,800,030) $   5,233,826  $   1,982,603
                                                 ============   ============   ============


NET BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE                            $       (0.86) $        0.54  $        0.17
                                                 ============   ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              7,933,691      9,720,275     11,480,272
                                                 ============   ============   ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                        Preferred                   Common
                                                 ------------------------- ---------------------------
                                                 Number of                  Number of
                                                  Shares        Amount        Shares        Amount
                                                 ----------  ------------- ------------- -------------
BALANCE - JUNE 30, 2001                            362,487 $   36,248,675    11,480,267  $  22,960,533

  Shares Issued for Fractional Exchanges
   With Respect to the One-for-twenty Reverse
   Stock Split effected on March 13, 1992                1            100             8             16
  Amortization of Deferred Compensation Costs       ---          ---           ---            ---
  Net Income for the Year Ended June 30, 2002       ---          ---           ---            ---

                                                 ----------  ------------- -------------  -------------
BALANCE - JUNE 30, 2002                            362,488 $   36,248,775    11,480,275  $  22,960,549

  Purchase of Shares for Treasury in connection
   with REB Trustee                                 ---          ---           ---            ---
  Shares Issued for Fractional Exchanges
   With Respect to the One-for-twenty Reverse
   Stock Split effected on March 13, 1992                1            100             3              6
  Amortization of Deferred Compensation Costs       ---          ---           ---            ---
  Net Income for the Year Ended June 30, 2003       ---          ---           ---            ---

                                                 ----------  ------------- -------------  -------------
BALANCE - JUNE 30, 2003                            362,489 $   36,248,875    11,480,278  $  22,960,555

  Purchase of Shares for Treasury in connection
   with REB Trustee                                 ---          ---           ---            ---
  Shares Issued for Fractional Exchanges
   With Respect to the One-for-twenty Reverse
   Stock Split effected on March 13, 1992           ---          ---                  1              2
  Amortization of Deferred Compensation Costs       ---          ---           ---            ---
  Net(Loss)for the Year Ended June 30, 2004         ---          ---           ---            ---

                                                 ----------  ------------- -------------  -------------
BALANCE - JUNE 30, 2004                            362,489 $   36,248,875    11,480,279  $  22,960,557
                                                 ==========  ============= =============  =============

                                                    Capital                       Treasury     Deferred
                                                   in Excess                       Stock       Compen-
                                                     of Par         (Deficit)      At Cost      sation       Total
                                                  --------------  -------------  -----------  ----------  ------------
BALANCE - JUNE 30, 2001                          $   20,192,206  $ (47,406,037)$          0 $   (21,667)$  31,973,710

  Shares Issued for Fractional Exchanges
   With Respect to the One-for-twenty Reverse
   Stock Split effected on March 13, 1992                  (116)      ---           ---          ---          ---
  Amortization of Deferred Compensation Costs          ---            ---                         5,000         5,000
  Net Income for the Year Ended June 30, 2002          ---           1,982,603      ---          ---        1,982,603

                                                   -------------  -------------  -----------  ----------  ------------
BALANCE - JUNE 30, 2002                          $   20,192,090  $ (45,423,434)$          0 $   (16,667)$  33,961,313

  Purchase of Shares for Treasury in connection
   with REB Trustee                                    ---            ---        (1,614,073)     ---       (1,614,073)
  Shares Issued for Fractional Exchanges
   With Respect to the One-for-twenty Reverse
   Stock Split effected on March 13, 1992                  (106)      ---           ---          ---          ---
  Amortization of Deferred Compensation Costs          ---            ---           ---           5,001         5,001
  Net Income for the Year Ended June 30, 2003          ---           5,233,826      ---          ---        5,233,826

                                                   -------------  -------------  -----------  ----------  ------------
BALANCE - JUNE 30, 2003                          $   20,191,984  $ (40,189,608)$ (1,614,073)$   (11,666)$  37,586,067

  Purchase of Shares for Treasury in connection
   with REB Trustee                                    ---            ---          (225,000)     ---         (225,000)
  Shares Issued for Fractional Exchanges
   With Respect to the One-for-twenty Reverse
   Stock Split effected on March 13, 1992                    (2)      ---           ---          ---          ---
  Amortization of Deferred Compensation Costs          ---            ---           ---           5,000         5,000
  Net(Loss)for the Year Ended June 30, 2004            ---          (6,800,030)     ---          ---       (6,800,030)

                                                   -------------  -------------  -----------  ----------  ------------
BALANCE - JUNE 30, 2004                          $   20,191,982  $ (46,989,638)$ (1,839,073)$    (6,666)$  30,566,037
                                                   =============  =============  ===========  ==========  ============


See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002


                                                                                              June 30,
                                                                         -----------------------------------------------
                                                                               2004             2003            2002
                                                                         --------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 INCOME BEFORE DISCONTINUED OPERATIONS                                  $   (6,800,030)  $    5,233,826   $   1,982,603
 Adjustments to reconcile income to net cash provided by
  operating activities:
   Depreciation and Amortization                                               739,871          254,082         144,294
   Impairment of Note                                                       10,000,000                0               0
   (Gain) on Sale of Fixed Assets                                                    0                0         (77,577)
   Changes in Operating Assets and Liabilities -
    (Increase) in Accounts Receivable                                          (29,720)        (156,010)        805,703
     Decrease (Increase) in Other Assets                                       337,454           21,247        (304,316)
    (Increase) Decrease in Prepaid Expenses                                    (26,088)        (297,773)        171,409
    (Decrease) Increase in Accounts Payable and Accrued Expenses            (1,331,785)       2,217,821        (151,167)
                                                                         --------------    -------------    ------------
 CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
   DISCONTINUED OPERATIONS                                                   2,889,702        7,273,193       2,570,949
 CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                              9,600           14,939               0
                                                                         --------------    -------------    ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                   2,899,302        7,288,132       2,570,949
                                                                         --------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deposits on Purchase of Palm Beach Princess Mortgage                                0         (500,000)     (2,750,000)
 Purchase and Improvements of Royal Star                                    (1,321,494)               0               0
 Security Deposit on New Bareboat Charter - Related Party MJQ Corp.           (880,782)               0               0
 Proceeds from Auction of Garden State Park Fixed Assets                             0                0       1,216,481
 Refunds (Deposits) on Purchase of Additional Vessel - Majestic                300,000         (300,000)              0
 Investment in Port Lease                                                            0         (250,000)              0
 Capital Expenditures                                                         (925,347)      (1,363,809)       (480,615)
 Loans made on Development Projects                                                                            (922,751)
 (Increase) Decrease in Other Investment Activity                              (99,735)         314,846        (108,040)
 (Increase) in Other Investment Activity - Related Parties                    (712,362)               0               0
                                                                         --------------    -------------    ------------
 CASH (USED IN) INVESTING ACTIVITIES
  BEFORE DISCONTINUED INVESTING ACTIVITIES                                  (3,639,720)      (2,098,963)     (3,044,925)
 CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                                  0                0               0
                                                                         --------------    -------------    ------------
 NET CASH (USED IN) INVESTING ACTIVITIES                                    (3,639,720)      (2,098,963)     (3,044,925)
                                                                         --------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Funds Received on Refinance of Note                                         7,800,000                0               0
 Proceeds from Related Party Loans                                                   0          183,164               0
 Proceeds from Bank Financing                                                        0          200,000               0
 Principal Payments on Short Term Notes                                     (5,099,519)        (248,144)       (100,000)
 Principal Payments on Long Term Debt - Related Parties                       (574,022)               0               0
 Decrease in Balances Due to/From Discontinued Subsidiaries                      8,550           17,783           9,298
                                                                         --------------    -------------    ------------
 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  BEFORE DISCONTINUED FINANCING ACTIVITIES                                   2,135,009          152,803         (90,702)
 CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                               (8,550)         (17,783)         (9,298)
                                                                         --------------    -------------    ------------
 NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES                         2,126,459          135,020        (100,000)
                                                                         --------------    -------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,386,041        5,324,189        (573,976)
       LESS CASH AND CASH EQUIVALENTS  FROM
        DISCONTINUED OPERATIONS                                                 (1,050)           2,843           9,298
 CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        6,123,641          796,609       1,361,287
                                                                         --------------    -------------    ------------

 CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                        $     7,508,632   $    6,123,641   $     796,609
                                                                         ==============    =============    ============

 Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
  Interest                                                             $     1,440,262   $      412,431   $      13,200
  Income Taxes                                                         $       256,517   $      118,983   $        -0-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
On October 15, 2003, the Company issued a promissory note in the amount of $9,750,000, reclassed a deposit of $4,000,000 and recorded an asset of $13,750,000 to record the purchase of the Ship Mortgage Obligation associated with the Palm Beach Princess.
On October 15,  2003,  the  Company  issued a  promissory  note in the amount of
  $225,000 to purchase an additional 450,000 shares of its Common Stock.
On June16, 2004, the Company recorded deferred interest payable in the amount of $2,589,240 associated with the Turnberry financing

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - ITGV is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior years' amounts have been reclassified to conform with the current years' presentation.

     (D) Spare Parts Inventory - Spare parts inventory consists of operating supplies, maintenance materials and spare parts. The inventories are carried at icost. It is necessary that these parts be readily available so that the daily cruise operations are not cancelled due to mechanical failures.

     (E) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense consists of the write off of major vessel repairs and maintenance work normally completed at dry dock in the fall of each year. These expenses are written off during a one year period following the dry dock period. For the years ended June 30, 2004 and 2003, the amortized expense was $125,179 and $55,650, respectively.

     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Effective January 4, 2002, SFAS 142 requires an annual impairment review based on fair value for all intangible assets with indefinite lives. The Company performed an impairment test of its intangible assets with indefinite lives during the fiscal year 2004 and concluded that there was no impairment beyond the $10 million impairment loss on the Second Cherry Hill Note. (See Note 4.)

     (F) Net Assets of Discontinued Operations - At June 30, 2004 and 2003, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as either "Assets of Discontinued Operations" or "Liabilities of Discontinued Operations."

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (G) Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of operations of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The provisions of this interpretation were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003, and became effective during the period ended March 31, 2004 for any VIE created on or before January 31, 2003. Based upon our review, we do not believe we have any such entities or arrangements that would require disclosure or consolidation.

     In March, 2003, the Emerging Issues Task Force published Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this Issue is effective for revenue arrangements entered in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 on July 1, 2003 did not have any impact on our financial statements.

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

     (M) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 has been deferred until such time as the note receivable on the sale has been collected. Other amounts included in Deferred Income are fees/charges to Leo Equity Group, Inc. in the amount of $3,000,000 and to Palm Beach Maritime Corp. (formerly MJQ Corp.) in the amount of $1,000,000 in connection with the final settlement with the Brennan Trustee. These amounts have been deferred until the first quarter of Fiscal 2005 when we received payment for these charges. The deferred income recorded as of June 30, 2003 on the gain from our sale of the El Rancho property on May 22, 2000 in the amount of $2,786,589 was deferred until June 16, 2004 when it was used to offset, in part, the loss recorded on the Second Cherry Hill Note.

     (N) Net Income  (Loss)  per Common  Share - In March  1997,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share would reflect the potential dilution of securities that could share in the earnings of an entity.

     Income (Loss) per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding. On December 13, 2002, and on October 15, 2003 the Company purchased 3,228,146 and 450,000 shares respectively of its Common Stock from the Brennan Trustee and have accounted for the transaction on the cost method of accounting for treasury stock. Options and warrants to purchase 3,611,500 shares of Common Stock at various prices per share, for the year ended June 30, 2004 were not included in the computation of diluted loss per share as their effect would have been anti-dilutive due to the net loss reported. Options and warrants to purchase 4,046,500 shares of Common Stock at various prices per share, for the years ended June 30, 2003 and 2002 were not included in the computation of diluted income per share because the exercise price of those options and warrants were above market value at that time.

(2) ITG VEGAS, INC. CHAPTER 11 PLAN OF REORGANIZATION

     On January 3, 2003, ITG Vegas, Inc. ("ITG Vegas"), our subsidiary operating the Palm Beach Princess, and Palm Beach Maritime Corp.("PBMC") (formerly MJQ Corp.), which owns the Palm Beach Princess vessel, an entity owned by Francis W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition did not cover the Parent company, ITB, nor any other of ITB's subsidiaries. The Palm Beach Princess continued to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As described in Note 3 below we had previously entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee") the promissory note of Palm Beach Maritime Corp. for $13.75 million. We did not have funds necessary to complete that purchase by January 6, 2003, the date required for payment of the balance of such purchase price. Therefore, on January 3, 2003, in order to protect our

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


invested deposits and operation of the vessel, ITG Vegas (together with Palm Beach Maritime Corp) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

     On September 12, 2003, the Bankruptcy Court issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization (the "Plan") in the Chapter 11 cases of ITG Vegas, Inc. and Palm Beach Maritime Corp. (ITG Vegas, Inc. and Palm Beach Maritime Corp.being hereinafter called the "Debtors"). The Plan is a plan of reorganization under Chapter 11 of the Bankruptcy Code which was jointly proposed by the Debtors.

     As of October 15, 2003, the effective date of the Plan (the "Effective Date"), all claims, debts, liens, security interests and encumbrances of and against the Debtors and against all property of their respective bankruptcy estates, which arose before confirmation, were discharged, except as otherwise provided in the Plan or confirmation order. Post-confirmation, each of the Debtors continued as reorganized debtors.

     The Plan included the following principal features:

          1. On the Effective Date, all Allowed Administrative Expense Claims and all Allowed Priority Tax Claims and Allowed Priority Non-Tax Claims were paid in full (to the extent not already paid).

          2. All pre-petition non-insider (non-affiliate), non-insured unsecured debt of the Debtors was paid in two installments, one-half on the Effective Date and one-half (with interest thereon at 8% per year from the Effective
     Date) six months after the Effective Date.

          3. All non-insider claims covered by insurance were entitled to payment in accordance with the insurance coverages. There are no policy limits on the Debtors' liability coverages and the holders of these claims were required to pursue the insurance proceeds for payment, except with respect to the deductible, for which the Debtors remained obligated.

          4. The Debtors' principal creditor, the Brennan Trustee, was to receive payment in full of all obligations over a period not to exceed three years. Significantly, the Debtors' obligations to the Brennan Trustee were combined with the parent company's (ITB's) indebtedness to the Brennan Trustee arising out of the stock repurchase, for all of which the Debtors and ITB were jointly and severally liable. All of the obligations to the Brennan Trustee were secured by a ship mortgage against the Palm Beach Princess vessel and security interests in all of the other assets of the Debtors.

          5. The payment obligations to the Brennan Trustee consisted of the following:

                (a) The balance of the purchase price that had been payable by ITG Vegas for the purchase of the Ship Mortgage Obligation, in the amount of $9,750,000;

                (b) The balance of our indebtedness to the Brennan Trustee in respect of our repurchase of stock in the principal amount of $1,511,035.70 (which included interest accrued to December 13, 2002), plus interest thereon from December 13, 2002 until the Effective Date;

                (c) A new obligation of ITB for the purchase of an additional 450,000 shares of our stock from the Brennan Trustee, at $0.50 per share, or $225,000.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The amounts described in subparagraphs (a), (b) and (c) are collectively called the "Payment Obligations". A forbearance fee of
     $350,000 also accrued to the Brennan Trustee on the Effective Date, of which $100,000 was paid on the Effective Date and the balance ($250,000) was due on the earliest to occur: on the date the Payment Obligation is paid in full; the third anniversary of the Effective Date; or any date on which ITG Vegas shall have monetized its receivable from OC Realty, LLC, an affiliate of our Chairman and CEO.

          The Payment Obligation accrued interest at 12% per annum. Monthly payments of $400,000 were required to be made to the Brennan Trustee, to be applied first to interest accrued and then to principal. In addition, the Brennan Trustee was entitled to payment of a Stay Bonus in the amount of $200,000 if the Payment Obligation was not paid in full within 12 months after the Effective Date, and an additional $100,000 if the Payment Obligation was not paid in full within 24 months after the Effective Date. Beginning with ITG Vegas' 2004 internal accounting year (commencing December 29, 2003) and annually thereafter, 75% of ITG Vegas' Free Cash Flow (as defined in the Plan) for the period was to be paid to the Brennan Trustee as a Sweep Payment, to be applied first to accrued and unpaid interest, then to principal on the Payment Obligation, and thereafter to any unpaid Forbearance Fee and Stay Bonuses.

          6. Restrictions were imposed under the Plan on ITG Vegas making payments to affiliated entities, including ITB. Payments of indebtedness to affiliated entities of ITG Vegas generally were subordinated to the prior payment of all liabilities to the Brennan Trustee, and intercompany advances and transfers from ITG Vegas to affiliated entities generally were prohibited, except that, if no default existed in the obligations to the Brennan Trustee, (i) $50,000 per month could be paid by ITG Vegas to Palm Beach Maritime Corporation in respect of the bareboat charter fee for use of the Palm Beach Princess vessel and (ii) $100,000 per month was permitted to be paid by ITG Vegas to ITB under a Tax Sharing Agreement between them. ITB entered into a Tax Sharing Agreement with ITG Vegas effective on the Effective Date, pursuant to which ITG Vegas was to compensate ITB for the tax savings realized as a result of ITG Vegas's inclusion in ITB's consolidated group of companies for federal income tax purposes, in an amount up to $100,000 per month, provided that no such payments were permitted to be made if any default existed in respect of the obligations to the Brennan Trustee.

          The maximum amount of funds permitted to be upstreamed by ITG Vegas to us was $100,000 per month under the Tax Sharing Agreement (and, beginning in 2005, 25% of ITG Vegas' annual Free Cash Flow, as defined).

          For further information about the Payment Obligations, the covenants of ITB and the Debtors, and other terms agreed to among the Debtors, ITB and the Brennan Trustee, reference is made to the Amended Plan of Reorganization, which is an exhibit to this Report.

          By reaching the foregoing consensual plan of reorganization by agreement with the Brennan Trustee, the Debtors avoided the costs and delays of a contested confirmation hearing with their largest creditor and developed a Plan which was believed to be (and has proven to be) feasible. With the consummation of the PDS Transactions described below, all of our and the Debtors' indebtedness to the Brennan Trustee was paid in full.

          On July 17, 2004, the Bankruptcy Court issued a final decree closing the Debtors' Chapter 11 cases.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     See Note 24, Subsequent Events, for information on the satisfaction of the debt to the Brennan Trustee.

(3) MORTGAGE CONTRACT RECEIVABLE - RELATED PARTY

     Effective February 20, 2002 we entered into a Master Settlement Agreement with the Chapter 11 Trustee (the "Brennan Trustee") for the Bankruptcy Estate of Robert E. Brennan. In accordance with the Master Settlement Agreement, through our Palm Beach Princess, Inc. subsidiary (which was merged into ITG Vegas) we entered into a Purchase and Sale Agreement which provides for our purchase from the Brennan Trustee of the promissory note of Palm Beach Maritime Corp.("PBMC") (formerly MJQ Corp.) which is secured by a ship mortgage against the vessel M/V Palm Beach Princess (the "Ship Mortgage Obligation") for a purchase price of $13.75 million. Prior to the Effective Date of ITG Vegas's Plan of Reorganization (described in Note 2 above), Palm Beach Princess, Inc. and its successor by merger, ITG Vegas, were not obligated to complete the purchase of the Ship Mortgage Obligation and were not liable for any failure to pay the purchase price - the sole express remedy of the Brennan Trustee in the event of a default was to terminate the Purchase and Sale Agreement, keep the Ship Mortgage Obligation and cause forfeiture of our installment payments previously made. We therefore did not accrue the purchase price as a liability on our balance sheet. In negotiating a consensual Chapter 11 Plan among ITG Vegas, PBMC, the Brennan Trustee and other creditors, the Company agreed to be liable for payment of the balance of the purchase price of the Ship Mortgage Obligation (which was $9.75 million as of the Effective Date of the Plan). The parent company and ITG Vegas agreed to be jointly and severally liable for payment of all obligations to the Brennan Trustee. As a result, the unpaid portion of the purchase price of the Ship Mortgage Obligation and interest accrued to October 15, 2003 (which was capitalized) are recorded as liabilities on our balance sheet, and the mortgage contract receivable is reflected as an asset, after October 15, 2003.

(4) NOTES RECEIVABLE

     (A) Las Vegas Note exchanged for Second Cherry Hill Note

     A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a promissory note in the face amount of $23,000,000 (the "Las Vegas Note"). The interest rate under such note was to be adjusted from time to time since the interest actually payable would have been dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer had received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash would have been paid to us. We were to have received payments under the note equal to 33 % of all Distributable Cash until the maturity date, which was to have occurred on the 30th anniversary of our purchase of the note. We had the option to convert the promissory note into a 33 % equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note was to be converted into a 33 % equity interest in the buyer at the 30th anniversary of its issuance. Fair value and the collectability of this note was determined by a real estate appraisal completed in July, 2003 for a bank in anticipation of financing for Turnberry.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On June 16, 2004, the Company consummated the sale of the Las Vegas Note. The purchaser of the Las Vegas Note was Cherry Hill at El Rancho LP (the "Buyer"), a limited partnership which is affiliated with the maker of the Las Vegas Note.

     In exchange for the Las Vegas Note, the Company received cash payments from the Buyer of $2.8 million, a non-recourse loan from Turnberry Development, LLC, an affiliate of the Buyer, in the amount of $5 million and a promissory note issued by Soffer/Cherry Hill Partners, L.P. ("Cherry Hill Partners"), another affiliate of the Buyer, in the principal amount of $35,842,027 (the "Second Cherry Hill Note"). The principal amount of the Second Cherry Hill Note equals the difference between the unpaid principal plus all accrued and unpaid interest (at 22%) under the Las Vegas Note, less the $2.8 million in purchase price payments and $5 million non-recourse loan paid to the Company. As further consideration, the Company received the right to use aircraft owned or leased by the Buyer or its affiliates, for up to 64 hours in total, which the Company values at approximately $224,000.

     The Company is not liable for repayment of the principal of the $5 million loan included in the foregoing consideration. However, the Company is obligated to pay interest and fees on such loan aggregating $600,000 per year ($50,000 per month) for five (5) years.

     The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that both generally are payable prior to maturity only from distributable cash of the maker. The Las Vegas Note was payable prior to maturity from distributable cash of the entity which had purchased, in May of 2000, the real property (the "El Rancho Property") previously owned by our Orion Casino Corporation subsidiary in Las Vegas, Nevada, which had been the site of the former El Rancho Hotel and Casino. Since the maker of the Las Vegas Note has not yet finalized plans for development of that property, the time at which the Company might have received payments under the Las Vegas Note (had it not been sold) remained uncertain. The obligor under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, has been delayed as a result of community opposition to certain elements of the development plan, and, while the Company believes that the development plan is now moving forward, the timing and amount of profits there also remain uncertain. The Company already holds a promissory note in the face amount of $10 million, received from the purchaser of Garden State Park in connection with the sale of such real property, which the Company expects will be fully paid in time. While the Company expects that note to be fully paid, it is not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, the Company has written down the Second Cherry Hill Note (defined above) on its books. The interest portion of the Las Vegas Note amounting to approximately $20,866,000 has never been included as income on the Company's books, therefore the interest capitalized under the Second Cherry Hill Note is not subject to a write down. The remaining portion of the Second Cherry Hill Note was written down to $4,778,651 which will result in an impairment write off of the new note of $12,786,589, recorded in the 4th quarter of the Company's June 30, 2004 fiscal year. The Company had previously recorded deferred income of $2,786,589 on the original sale of the El Rancho property in May, 2000, which amount will be used to reduce the impairment write off to $10,000,000.

     The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the Buyer, in the Palm Beach Empress, Inc., representing fifty percent (50%) of the stock in that company. Palm Beach
Empress,  Inc.  is an entity  formed to  acquire a second  vessel  which will

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


be chartered to a subsidiary of the Company, and the Company expects to operate that second vessel as a casino cruise ship, similar to the operation of the casino "cruise to nowhere" business conducted by a subsidiary of the Company since April of 2001. The other fifty percent (50%) of the stock in Palm Beach Empress, Inc. is owned by PBMC a corporation owned by Francis W. Murray, the Company's Chief Executive Officer. PBMC presently owns and charters to a subsidiary of the Company the Palm Beach Princess vessel, the operation of which is the Company's primary operating business.

     Mr. Parello will have the right to acquire the Second Cherry Hill Note from the Company in exchange for his stock in Palm Beach Empress, Inc. Such "put" option held by Mr. Parello (giving him the right to put his stock in Palm Beach Empress, Inc. to the Company in exchange for the Cherry Hill Note) will effectively limit the value to the Company of the Second Cherry Hill Note to the value of Mr. Parello's one-half interest in Palm Beach Empress, Inc. Mr. Parello's put right will be exercisable upon the later to occur of (1) payment by or for the account of Cherry Hill Partners of $483,205.48 under the Second Cherry Hill Note, and (2) payment of the entire principal balance of the non-recourse loan received by our Orion subsidiary in the principal amount of $5 million, referred to above (upon which repayment the Company's obligation to pay interest and fees of $600,000 per year on such loan would end). Such put option is set forth in the Shareholders' Agreement among Palm Beach Empress, Inc., Raymond Parello and PBMC, to which our Orion subsidiary has joined solely for the purpose of confirming its agreement to the put option.

     In the event Mr. Parello receives any dividends or other distributions on, or proceeds from, any sale of his shares in Palm Beach Empress, Inc., the same will be applied as a mandatory prepayment of the Second Cherry Hill Note.

     In addition, if, before July 31, 2005, there is a sale or other disposition of the El Rancho Property, or a sale or other disposition of the entire direct or indirect interest of the owner of such property, then fifty percent (50%) of any profit in excess of $10 million realized on such sale also shall be paid to us as a mandatory prepayment of the Second Cherry Hill Note. The July 31, 2005 deadline by which a sale of the El Rancho Property would have to occur in order to trigger a possible prepayment to the Company will be extended to January 31, 2006 if a portion, but less than all, of the El Rancho Property or of the Owner's direct or indirect ownership interest is sold before July 31, 2005.

     In its assessment of the fair value of the Second Cherry Hill Note, the Company has estimated that its share of proceeds from the sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. If a sale does not occur prior to July 31, 2005 it is anticipated that the Company would take an additional impairment write down against the Cherry Hill Note of approximately $500,000 in its fiscal year ending June 30, 2005.

     (B) Original Cherry Hill Note

     A portion of the proceeds from the sale on November 30, 2000 of our Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") was paid in the form of a promissory note in the face amount of $10 million (the "Note.") Under the Note, the interest rate will be adjusted from time to time since the interest actually payable will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the buyer's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  the next $10  million  of
Distributable Cash will be paid to us. We will thereafter receive payments under the Note equal to 33 % of all Distributable Cash until the maturity date, which occurs on the 15th anniversary of the issuance of the Note. We may convert the promissory note, at our option, into a 33 % equity interest in Realen during the six month period prior to the 15th anniversary of the issuance of the Note. If not then converted, the Note will be payable at maturity on said 15th anniversary in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii) 33 % of any excess of the fair market value of Realen's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners. Fair value and the collectability of this note was determined by a real estate appraisal completed in March, 2002 for a bank in anticipation of financing for Turnberry.

     (C) Sculpture Note

     In addition, we sold two large bronze sculptures located at the Garden State Park property to Realen, in exchange for Realen's promissory note due November 30, 2002, in the principal amount of $700,000. The Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee") claimed ownership of those sculptures, and we settled the resulting litigation over the sculptures by agreeing that the first $350,000 in principal payments made by Realen under such note would be remitted to the Brennan Trustee (together with one-half of the interest paid by Realen under such note). As part of the settlement of the sculpture litigation, the party who sold us the sculptures agreed to reduce the amount of our obligation for payment of the balance of the sculpture price (described below) by the same principal amount, $350,000, given up by us to the Brennan Trustee.

     On February 20, 2004 Turnberry paid $466,363 to the Company in full satisfaction of the note plus accrued interest due us for the sale of the horse sculptures at Garden State Racetrack. As a result, on March 10, 2004, the Company paid $176,970 in satisfaction of the note and accrued interest we owed on our original purchase of the statues.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES

The following items are classified as Deposits and Other Assets - Related Party Transactions (See Note 22):

                                                              June 30,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------

Loans to the Ft Lauderdale Project (OC Realty, LLC) $  2,034,405   $  2,034,405

Loan Transferred from Golf Course Project to
OC Realty, LLC                                           735,584        735,584

Note Receivable from Francis W. Murray *               2,600,749      2,600,749

Deposits on new lease for M/V Palm Beach Princess
and the Empress II Palm Beach Maritime Corp.("PBMC")
(formerly MJQ Corp.)                                     880,783           -0-

Accounts Receivable from Francis W. Murray                32,751         35,099

Loans to Francis W. Murray                                93,000         93,000

Advances to PBMC                                         616,534            -0-

Advances to OC Realty, LLC                                   -0-         77,162

Accrued Interest on Loans to the Ft. Lauderdale
Project (OC Realty, LLC)                                 911,350        606,553

Accrued Interest Transferred from Golf Course
Project to OC Realty, LLC                                287,327        287,327

Accounts Receivable from Frank Leo                        24,512         23,441

Goodwill on Purchase of GMO Travel                       193,946        193,946
                                                      -----------    -----------
  Total Deposits and Other Assets - Related Parties $  8,410,941   $  6,687,266
                                                      ===========    ===========

--------------------------------------------------------------------------------
* The note receivable from Francis W. Murray is non-recourse except to his stock in PBMC which stock was previously owned by Michael J. Quigley and is now owned by our CEO, Francis W. Murray, subject to our lien. This note was subsequently paid in full on July 7, 2004.

(6)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

The following items are classified as deposits and other assets - non-related parties:

                                                   June 30,
                                           ------------------------
                                               2004         2003
                                           -----------  -----------
Port Lease Rights                        $    250,000  $   250,000

Deposit on Ship Purchase (See Note 10-D)          -0-      200,000

Other Misc. Assets                             84,975       85,239
                                           -----------  -----------
         Total                           $    334,975  $   535,239
                                           ===========  ===========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)  DISCONTINUED OPERATIONS

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

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us in exchange for a refund of the $100,000 payment if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right, however the lessee/buyer has refused to perform. The Company believes it will need to take legal action to enforce its right to the liquor license.

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 2004 and 2003 consist of the following:

                                                           June 30,
                                                  ---------------------------
Classified As:                                        2004            2003
                                                      ----            ----
Current Assets                                   $   400,835  $      399,785

Current Liabilities                                 (310,798)       (301,197)
                                                  -----------    ------------
         Net Assets of Discontinued Operations   $    90,037  $       98,588
                                                  ===========    ============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Cash flows from discontinued operations for the years ended June 30, 2004, 2003 and 2002 consist of the following:

                                                                     June 30,
                                                          -------------------------------
                                                             2004      2003        2002
                                                           -------  ---------   ---------
Cash Flows From Discontinued Operating
 Activities:

    Income                                                $   -0-  $    -0-    $    -0-
                                                           -------  ---------   ---------

    Adjustments to reconcile income to net cash provided by discontinued operating activities:

      Changes in Operating Assets and Liabilities of Discontinued
      Operations:

          Decrease (Increase) in Accounts Receivable        9,600    12,539         -0-

          Increase (Decrease) in Accounts and Purses
           Payable and Accrued Expenses                       -0-     2,400         -0-
                                                           -------  ---------   ---------
    Net Cash Provided by Discontinued Operating Activities  9,600    14,939         -0-
                                                           -------  ---------   ---------
Cash Flows from Discontinued Financing Activities:

    (Decrease) in Balances Due To/From
      Continuing Operations                                (8,550)  (17,783)     (9,298)
                                                           -------  ---------   ---------
    Net Cash (Used In) Discontinued Financing Activities   (8,550)  (17,783)     (9,298)
                                                           -------  ---------   ---------
    Net (Decrease) Increase in Cash and Cash Equivalents
     From Discontinued Operations                           1,050    (2,844)     (9,298)

      Cash and Cash Equivalents at Beginning of
       Year From Discontinued Operations                     (317)    2,527      11,825
                                                           -------  ---------   ---------
      Cash and Cash Equivalents at End of Year From
      Discontinued Operations                             $   733 $    (317)   $  2,527
                                                           =======  =========   =========

(8) ACQUISITIONS AND DISPOSITIONS

     Fiscal 2004

     During the quarter ended December 31, 2003 our subsidiary, Royal Star Entertainment, LLC, a Delaware limited liability company, purchased the vessel M/V Royal Star ("Royal Star"). Depreciation will not be computed on the Royal Star until it is placed in service. (See Note 12)

     Fiscal 2003

     On October 27, 2002 the Company purchased the operating agreement with the Port of Palm Beach from Leo Equity Group, Inc. ("Leo Equity") for a purchase price of $250,000 payable without interest. The purchase enabled us to obtain the port lease which was then owned by Leo Equity.

     Fiscal 2002

     On July 18, 2001, we sold our condominium unit and an ownership interest in the Ocala Jockey Club that was located in Reddick, Florida. The sales price was $94,000 and the proceeds after closing

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


fees and other expenses were $81,645. A gain of $77,577 was recognized during the first quarter of Fiscal 2002.

(9) INVESTMENTS

     Interest income for the fiscal years ended June 30, 2004, 2003, and 2002 was $79,320, $81,039, and $124,789, respectively. Related party interest income for the fiscal years ended June 30, 2004, 2003, and 2002 was $247,785, $342,226, and $350,833, respectively. There were no realized gains or losses resulting from the sale of trading securities for fiscals 2004, 2003 and 2002.

(10) LAND, BUILDINGS AND EQUIPMENT

     Land, buildings and equipment are recorded at cost. Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

Major classes of land, buildings and equipment consist of the following:

                                        Estimated
                                          Useful                  June 30,
                                                       ------------------------
                                       Lives in Years     2004         2003
-------------------------------------- --------------  ----------  ------------

Leasehold Improvements                     15-40     $   944,371  $   953,110

Vessel Not Placed in Service -
Royal Star                                  N/A        1,321,494

Equipment                                   5-15       2,186,345    1,278,175
                                                       ----------  ------------
Totals                                                 4,452,210    2,231,285

Less Accumulated Depreciation
 and Amortization                                        916,186      306,494
                                                       ----------  ------------

                                                     $ 3,536,024  $ 1,924,791
                                                       ==========  ============

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                              June 30, 2004            June 30, 2003
                                           Interest %   ------------------------------------------------
                                           Per Annum      Current    Long-Term     Current     Long-Term
                                       ---------------- ----------- ------------ ------------ -----------
International Thoroughbred Breeders,
Inc.:
--------------------------------------
Chapter 11 Trustee (the "Brennan
Trustee") for the Bankruptcy Estate of
Robert E. Brennan (A)                           11%    $ 4,038,838 $  4,024,142 $  1,511,036 $       -0-

Francis X. Murray (B)                            8%        159,164          -0-      159,164         -0-

William H. Warner (B)                           12%         24,000          -0-       24,000         -0-

Other                                       Various         25,000          -0-       25,000         -0-

MCJEM, INC. (C)                                 15%            -0-          -0-      132,000         -0-

Michael J. Quigley, III (D)                     10%            -0-          -0-      900,000         -0-

Florida Bank, N.A. (E)                 Prime + .25%            -0-          -0-      200,000         -0-

First Insurance Funding Corp                  6.95%            -0-          -0-       28,117         -0-

ITG Vegas, Inc.:
--------------------------------------
International Game Technology (F)                8%        122,174       71,685       16,709         -0-

Corporate Interiors (G)                  Prime + 2%            -0-          -0-      121,468         -0-

Garden State Park:
--------------------------------------
Service America Corporation (H)                  6%        160,000          -0-      160,000         -0-
                                                        ----------- ------------ ------------ -----------
                 Totals                                $ 4,529,176 $  4,095,827 $  3,277,494 $       -0-

 Net Assets of Discontinued
  Operations - Long Term                                       -0-          -0-          -0-         -0-

 Net Liabilities of Discontinued
  Operations - Long Term                                  (160,000)         -0-     (160,000)        -0-

 Related Party Notes                                      (183,164)         -0-     (183,164)        -0-
                                                        ----------- ------------ ------------ -----------
Totals                                                 $ 4,186,012 $  4,095,827 $  2,934,330 $       -0-
                                                        =========== ============ ============ ===========

The effective Prime Rate at June 30, 2004 was 4%.


     (A) Balance as of June 30, 2003: On December 13, 2002 we issued a twelve month promissory note in the amount of $1,648,403 including interest of $34,330 to the Brennan Trustee for the Bankruptcy Estate of Robert E. Brennan for the purchase of 3,228,146 shares of our common stock held or claimed by the Brennan Trustee. The first principal payment of $137,367 was also paid on that date. The Stock Purchase Note was secured by a security interest in proceeds and payments receivable under the $10 million Realen Note.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Balance as of June 30, 2004: In connection with the Plan of Reorganization we became liable for the purchase of the Ship Mortgage Obligation in the amount of $9.75 million and that obligation was combined with the unpaid balance of the Stock Purchase Note, and an additional obligation to purchase 450,000 shares for $225,000 , plus accrued interest, for a total amount due the Brennan Trustee of $11,623,414 ("The Payment Obligation"). Effective October 15, 2003 we became jointly and severally liable with ITG Vegas for the payment of the Payment Obligation. (See Notes 2 and 24).

     (B) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at June 30, 2004 was $159,164 and accrued interest was $16,142. In fiscal 2003, we issued promissory notes for $24,000 bearing interest at 12% to William H. Warner, Secretary of the Company. The outstanding balance on the notes at June 30, 2004 was $24,000. The proceeds from both notes were used as working capital.

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

     (E) On March 19, 2003, we issued a two month promissory note in the amount of $200,000 bearing interest at prime plus .25% to Florida Bank, N.A. The proceeds of such note were used to fund an escrow deposit in connection with a proposed charter/purchase of an offshore gaming vessel. The escrow deposit was returned to us on May 7, 2003 following the expiration of the negotiation period, and we have satisfied the note to Florida Bank, N.A.

     (F) On December 6, 2002, Palm Beach Princess, Inc. issued a twenty-four month promissory note in the amount of $21,000 bearing interest at 8% to International Game Technology for the purchase of gaming equipment. A payment of $2,100 was paid on delivery of the equipment and 23 consecutive monthly installments of $854.80 were to be paid on the balance. As a result of the institution of proceedings by our subsidiary, ITG Vegas, under Chapter 11 of the bankruptcy code, payments have been delayed until the effective date of the Plan of Reorganization (See Note 2). On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. At June 30, 2004, the principal balance on the International Game Technology note was $122,174.

     (G) On April 30 2003, ITG Vegas, Inc. issued a one year promissory note in the amount of $161,958 bearing interest at prime plus 2% to Corporate Interiors for the purchase of office furniture. Monthly payments of $13,496.46 were being paid on the note.

     (H) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 28, 2002 and December 28, 2003. The payments due on December 28, 2002 and 2003 have not been made as of September 30, 2004.

(12) PURCHASE OF M/V ROYAL STAR

     During the quarter ended December 31, 2003 our subsidiary, Royal Star Entertainment, LLC, a Delaware limited liability company, purchased the vessel M/V Royal Star ("Royal Star"). As of March 31, 2004 the Company has capitalized $1,084,163 for the purchase and improvements and for legal and professional fees in connection with the vessel and has expensed an additional approximately $136,000 for administrative start-up costs. The Royal Star is a 232 foot vessel, built in 1985 and operates under the flag of St. Vincent and Grenadines. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. As of June 30, 2004, expenditures for improvements were restricted by the Brennan Trustee and we were required to make simultaneous dollar for dollar pre-payments to the Brennan Trustee for each dollar spent on improvements. In December 2003 we paid the Brennan Trustee a prepayment of $1,200,000 on our obligation to him in order to obtain his permission to purchase the Royal Star. Depreciation will not be computed on the Royal Star until it is placed in service.

(13) LONG TERM DEBT - RELATED PARTIES

     The following items are classified as long-term debt (See Note 22 - Related Party Transactions):

                                                              June 30,
                                                    ----------------------------
                                                        2004           2003
                                                    -----------    -------------
Loan from Francis W. Murray                       $        -0-    $   250,000

Accrued Wages due to and Advances
  from Francis W. Murray                                   -0-        404,204

Advances from OC Realty (FWM ownership)                 36,000            -0-

Advances from Palm Beach Maritime Corp.
  (formerly MJQ Corp.) (FWM ownership)                 249,649        330,813
                                                    -----------    -----------
         Total Long Term Debt - Related Parties   $    285,649    $   985,017
                                                    ===========    ===========

(14) INCOME TAX EXPENSE

     The Company's income tax expense for the year ended June 30, 2004 relates to state income taxes for its Palm Beach Princess operations and a Federal Alternative Minimum Tax on the Company's consolidated income before the impairment loss on the sale of the El Rancho note. The income tax expense for the years ended June 30, 2003 and 2002 relates only to state income taxes on the Palm Beach Princess operations.

     The Company has net operating loss carryforwards aggregating approximately 117,000,000 at June 30, 2004 expiring in the years June 30, 2005 through June 30, 2022. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $55,600,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

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

     The Company has the following carryforwards to offset future taxable income at June 30, 2004:

       Net Operating Loss                      Year End
          Carryforwards                    Expiration Dates
          -------------                    ----------------
          $ 11,700,000                         6/30/2005

             4,300,000                         6/30/2006

             9,000,000                         6/30/2007

            21,600,000                         6/30/2008

            70,400,000                         6/30/2009
                                           through 6/30/2015
           -----------
          $117,000,000
           ===========

(15) COMMITMENTS AND CONTINGENCIES

     See Note 2 for additional commitments and contingencies with respect to the Chapter 11 Bankruptcy filing.

     See Note 22 for additional commitments and contingencies of the Company and transactions with related parties.

     See Note 24 for additional commitments and contingencies of the Company with respect to subsequent events.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded an option to purchase 2,000,000 shares of our Common Stock. On January 4, 2003, we began deferring payments of compensation due to Mr. Murray due to a lack of funds resulting from the institution of proceedings by our subsidiary ITG Vegas, under Chapter 11 of the bankruptcy code. During the 3rd quarter all of the accrued but unpaid wages in the amount of $662,154 were paid to Mr. Murray. On July 23, 2004 Mr. Murray exercised his option for 2,000,000 shares at an exercise price of $0.26875 per share.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITG Vegas, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be approximately $750,000. As of June 30, 1999 we had accrued $362,000 and we accrued an additional amount of approximately $388,000 during fiscal 2001 as the scope of the project was further defined. Such accruals were made with the help of the environmental consulting firm engaged by the Company. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $93,600, $200,000, and $323,000 during fiscal years 2000, 2001, 2002 respectively which were charged against the accrued balances. As of June 30, 2004 the accrued balance was $130,398. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. It is unlikely that the Company will receive any insurance reimbursement for our costs of this remediation project.

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us in exchange for a refund of the $100,000 payment if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right, however the lessee/buyer has refused to perform. The Company believes it will need to take legal action to enforce its right to the liquor license.

     Through ITG Vegas, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective, as modified, May 5, 2003. The term of the initial lease is five years at $183,200 per year payable monthly. We are also required to make tenant improvements to the new space in a minimum amount of $333,000, however that the actual cost to make the improvements was approximately $950,000. We will have the right to a credit of up to the minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

     Through our subsidiary, Royal Star Entertainment LLC, we have negotiated with the Port of Palm Beach District a second Operating Agreement dated December 18, 2003, as subsequently

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


amended. This Operating Agreement will permit us to operate the Empress II in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this Operating Agreement is five years from the date of commencement of sailings by the Empress II from the Port, with subsequent renewal options of four and three years.

     On August 6, 2004 we amended the Lease and Operating Agreement with the Port of Palm Beach in order to permit our construction of a passenger gangway system and destination signage on Port property and our refurbishment and upgrading of the passenger cruise terminal facilities, which measures, we believe, will enhance our ability to promote and market our cruise services. We will receive a wharfage credit from the Port of Palm Beach in the amount of $75,000 with respect to our construction of the gangway. In addition, we agreed to pay the Port of Palm Beach $.50 per vehicle parked in the passenger parking lot at the Port, for a minimum period of six months beyond the commencement of cruise services at the Port of Palm Beach by the Empress II.

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

     In February 2003, an unrelated party deposited $200,000 to our escrow agent on behalf of the Company for an option to charter a second gaming vessel which would operate out of the Port of Palm Beach. These funds were replaced on March 19, 2003 by a loan obtained from the Florida Bank, N.A. in the amount of $200,000. The Company assumed a Promissory Note negotiated by Francis W. Murray in the amount of $25,000 due on May 24, 2003. This note was negotiated to cover legal and transactions fees for the $200,000 escrow advance on the gaming vessel.

     The following summarizes commitments on non-cancelable contracts and leases as of June 30, 2004:

                                              Year Ended June 30,
                     ---------------------------------------------------------------
                                                                                         There-
                          2005         2006          2007         2008        2009        after        Total
                     ------------   ----------    ----------   ----------   ---------   ---------   ------------
Employee Contracts   $   722,884  $   327,035  $        -0-  $       -0-  $      -0-  $      -0-   $  1,049,919

Operating Leases         554,777      333,144       127,163       97,169         -0-         -0-      1,112,252

Casino Contracts         399,988       61,465        61,006       61,006      61,006     269,441        913,911
                     ------------   ----------    ----------   ----------   ---------   ---------   ------------
Total                $ 1,677,649  $   721,644  $    188,169  $   158,175  $   61,006  $  269,441   $  3,076,083
                     ============   ==========    ==========   ==========   =========   =========   ============

LEGAL PROCEEDINGS

     We are a defendant in various lawsuits incidental to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company, the disposition of these lawsuits will not have a material adverse effect on our financial position, results of operations, or cash flows.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003. Such Chapter 11 case was closed on July 17, 2004. (See Note 2.)


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 2004, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we have recorded a $10 million impairment loss to reflect the estimated current market value of this note. (See Note 4)


(17) RETIREMENT PLANS

     Our parent  company  maintains a Retirement  Plan under the  provisions  of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering all its non-union full time employees who have completed one year of service. The Company's basic contribution under the plan is 4% of each covered employee's compensation for such calendar year. In addition, the Company contributes up to an additional 50% of the first 4% of compensation contributed by any covered employee to the plan (an employee's maximum contribution is $12,000 factored for inflation annually).

     PBMC also maintained a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering full time employees (approximately 265) who had completed one year of service.

     In connection with the bareboat charter agreement, all of the employees of our ITG Vegas subsidiary which operates the Palm Beach Princess were paid by PBMC until January 1, 2004 when they were transferred to ITG Vegas. We reimbursed PBMC for all of the employee costs incurred, including the costs associated with the PBMC's 401(k) plan that covered those employees. As a result of the Chapter 11 bankruptcy cases filed in January 2003, the seven executive and administrative employees of the parent company were also paid by PBMC from that date and were not eligible to participate in that plan. There may be operational errors in the administration of the plans concerning these employees, as a result of which the Company may have liabilities, the potential amount of which has not yet been determined.

     Our expense recorded for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, totaled $52,170, $34,021 and $40,901.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) STOCK OPTIONS AND WARRANTS

     (A) EMPLOYEE AND NON-EMPLOYEE OPTIONS

     The Company's 1994 Employees' Stock Option Plan ("Option Plan"), expired on June 2, 2004. No options were outstanding under the Option Plan at the time of expiration.

     On January 1, 2000 and October 16, 2000, the Company awarded options to purchase 5,000 and 6,500 shares respectively of the Company's Common Stock to various employees as part of annual compensation. On January 7, 2002, Mr. Francis W. Murray and Mr. William H. Warner were awarded options to purchase 2,000,000 and 75,000 shares, respectively, of the Company's Common Stock, expiring December 31, 2010, with an exercise price of $0.26875 per share.

     At a meeting of the Board of Directors of the Company held September 11, 2003, the Board unanimously authorized future grants of stock options for up to 380,000 shares of common stock, at an exercise price of $.50 per share, to the ITG Vegas, Inc. management team, which included 180,000 shares earmarked for Francis X. Murray, son of the Company's Chairman, subject, however, to confirmation of ITG Vegas' Plan of Reorganization and subject to the prior payment of all obligations of the Company to the Bankruptcy Trustee.
Accordingly, no such options will be issued or granted until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options provided that the grantee is still employed by the Company at that time.

     Also at the September 11, 2003 meeting of the Company's Board of Directors, the Board unanimously authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. Francis X. Murray, at $.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options shall be granted or issued until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. Francis X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations.

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

     Also at the November 18, 2003 meeting of the Board, the Board authorized the future grant of shares of common stock to each of Mr. Francis W. Murray and Mr. Robert J. Quigley as compensation in lieu of their respective deferred salaries upon their election if they continued to defer payment of their deferred salary existing on November 18, 2003. Mr. Murray and Mr. Quigley's, deferred salary since January 3, 2003 amounted to $344,865 and $36,669, respectively, as of November 18, 2003. The Board also authorized payment of the unpaid principal of a $24,000 loan to the Company by Mr. William H. Warner, the Company's Secretary, in the form of a future grant of shares. The Company will pay the deferred salary to Mr. Murray and Mr. Quigley and the unpaid loan principal to Mr. Warner in shares of common stock, valued for such purpose at $.50 per share provided that the grantees agree to accept such

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


shares (valued at $.50 per share) in payment of a portion, specified by the grantee, of the Company's obligation to him. Subsequent to June 30, 2004, Mr. Murray and Mr. Quigley elected to take their then deferred salary in the form of shares. (See Note 24 (B))

     At June 30, 2004, total employee options outstanding were 3,111,500 and total non-employee options outstanding were 225,000. At June 30, 2004 all of the employee and non-employee options were exercisable.

     At June 30, 2004, total warrants outstanding were 275,000. All warrants were exercisable at June 30, 2004.

     On July 23, 2004 Mr. Murray exercised his 2,000,000 options at an exercise price of $0.26875 per share. The Company issued 2,000,000 shares of Treasury stock it held in exchange for proceeds of $537,500.

     The following table contains information on stock options for options granted for the three year period ended June 30, 2004:

                                                 Stock Options
                                 ----------------------------------------------
                                                    Exercise         Weighted
                                     Number        Price Range       Average
                                    of Shares       Per Share        Price
                                 ------------- ------------------  ------------
   Outstanding at June 30, 2001    3,436,500      $0.269- $5.00       $ 1.89

   Canceled during FYE 6/02       (2,175,000)     $0.269- $5.00       $ 0.489

   Granted during FYE 6/02         2,075,000      $0.269              $ 0.269
                                 -------------
   Outstanding at June 30, 2002,
    2003 and 2004                  3,336,500      $0.269 - $5.00      $ 1.59
                                 =============


                                                       Exercise      Weighted
                                                     Price Range     Average
                                  Option shares       Per Share      Price
                                 --------------  ----------------- ------------
   Exercisable at June 30:
   2002                             3,336,500      $ 0.269 - $5.00    $ 1.59
                                 --------------  ----------------- ------------
   2003                             3,336,500      $ 0.269 - $5.00    $ 1.59
                                 --------------  ----------------- ------------
   2004                             3,336,500      $ 0.269 - $5.00    $ 1.59
                                 --------------  ----------------- ------------

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about stock options outstanding at June 30, 2004:

                                                                         Ranges                      Total
                                                        ---------------------------------------  -------------
Range of exercise prices                                 $0.20 - 0.50  $1.00 - 4.625      $5.00   $0.20 - 5.00
                                                        -------------  -------------    -------  -------------
Outstanding options:
--------------------
   Number outstanding at June 30, 2004                      2,281,500        755,000    300,000      3,336,500
                                                        ---------------------------------------  -------------
   Weighted average remaining contractual life (years)           6.14           1.82       2.50           5.48
                                                        ---------------------------------------  -------------
   Weighted average exercise price                               0.29           4.17          5           1.59
                                                        ---------------------------------------  -------------
Exercisable options:
--------------------
   Number outstanding at June 30, 2004                      2,281,500        755,000    300,000      3,336,500
                                                        ---------------------------------------  -------------
   Weighted average exercise price                               0.29           4.17          5           1.59
                                                        ---------------------------------------  -------------

     Prior to July 1, 2002 we accounted for all stock option grants under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income before fiscal 2003, as all stock option grants had an exercise price equal or greater than the market value of the underlying common stock on the date of grant. Effective July 1, 2002, we adopted within our financial statements the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" by applying the fair value method prospectively for stock options grants made on or after that date. Stock option grants under the 1995 Plan vest over periods ranging from six months to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for fiscal 2003 is less than that which would have been recognized if the fair value based method had been applied to all stock option grants since the original effective date of SFAS No. 123. As of January 1, 2003, we adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, the following table illustrates the effect on net income and net income per share if the fair value method had been applied to all outstanding stock option grants in each period including the options granted to Mr. Murray and Mr. Warner in January 2002.

                                                                     Years Ended June 30,
                                                                     -------------------
                                                              004           2003         2002
                                                              ----          ----         ----
Net Income (Loss): As Reported                           $ (6,800,030)  $ 5,233,826  $ 1,982,603
                                                           ------------   ----------   ----------
Pro Forma Net Income (Loss): Basic and Diluted           $ (6,800,030)  $ 5,233,826  $ 1,671,353
                                                           ------------   ----------   ----------
Net Income (Loss) Per Share: As Reported                 $      (0.86)  $      0.54  $      0.17
                                                           ------------   ----------   ----------
Pro Forma Net Income (Loss) Per Share: Basic and Diluted $      (0.86)  $      0.54  $      0.15
                                                           ------------   ----------   ----------

     (B) WARRANTS

     During the fiscal years ended June 30, 1996, 1997 and 1999, the Company issued 925,000, 746,847 and 932,153, respectively of warrants to purchase Common Stock in connection with financing activities. During Fiscal 2002 and Fiscal 2004, 1,894,000 and 435,000 respectively of those warrants expired. All outstanding warrants are exercisable at June 30, 2004. The fair value of warrants issued during the year ended June 30, 1999 were accounted for as financing expense.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Warrants have been granted to acquire Common Stock at various prices above, below and at fair market value at the date of grant. The following table contains information on warrants for the three-year period ended June 30, 2004:

                                                    Warrants
                                                    --------

                                                            Exercise    Weighted
                                               Number     Price Range    Average
                                             Of Shares     Per Share      Price
                                             ---------   -------------  --------

Outstanding at June 30, 1999, 2000 and 2001  2,604,000   $2.50 - $5.25    $4.25

Expired During Fiscal 2002                  (1,894,000)  $4.375 - $5.25   $4.68
                                            ----------
Outstanding at  June 30, 2002 and 2003         710,000   $2.50 - $4.00    $3.08

Expired During Fiscal 2004                    (435,000)  $2.50            $2.50
                                            ----------
Outstanding at June 30, 2004                   275,000   $4.00            $4.00
                                            ==========

(19) DIVIDENDS

     The Company was required to pay to the holders of the Company's Series A Convertible Preferred Stock ("Preferred Stock") a cash dividend from any net racetrack earnings, as defined, of Garden State Park. No dividends were required for Fiscals 2003, 2002 and 2001. Since the Company has sold Garden State Park, no dividends will ever be paid on the Preferred Stock. The Preferred Stock has a liquidation preference of up to its par value of $100 per share.

(20) TREASURY SHARES PURCHASED

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,146 shares of its Common Stock from the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan. In connection with our Chapter 11 Plan of Reorganization, effective October 15, 2003, we purchased an additional 450,000 shares for $225,000, and the total amount of our debt for the purchases of stock as of October 15, 2003 was $1,873,413 which also includes accrued interest. Such indebtedness was combined with the obligations to purchase the Ship Mortgage Obligation, and is payable over the next three years together with interest at 12% per annum. (See Note 2). On July 7, 2004 the Company paid in full the amount due under the Stock Purchase Agreement and the Ship Mortgage Obligation.

(21) EXECUTIVE COMPENSATION

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

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


shares of our common stock under an stock incentive plan which was subject to stockholder approval. Such options terminated in fiscal 2002 since the Plan was not submitted for shareholder approval, and replacement options were granted in fiscal 2002 with an exercise price of $0.26875 per share, expiring December 31, 2010.

     In connection with the bareboat charter with Palm Beach Maritime Corp ("PBMC") (formerly MJQ Corp.) we are obligated to honor several employment contracts between key executives and PBMC. A contract for Francis X. Murray which expired on December 31, 2003 provided for a base salary of $290,000,and $310,000 respectively during calendar years 2002 and 2003. Additionally the contract provides for an annual bonus of up to 30% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club and other expense allowances. The Company continues to honor the terms of the contract from year to year.

(22) RELATED PARTY TRANSACTIONS

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

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of June 30, 2004, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $911,350 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested by a joint venture partner (which had been expected to be up to $6.5 million) plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project. Fair value and collectability of the original

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


investment of $2,034,405 and accrued interest was determined by the joint venture through projections evidencing our collection upon build out and sale of the project.

     In order to raise the capital with which to proceed in the development of the Ft. Lauderdale property, OC Realty has placed the Ft. Lauderdale property in a joint venture in connection with which the other joint venture partner was to fund up to $6.5 million for development and receive a 50% equity interest. Our loan and participation interest will be payable out of OC Realty's 50% share of distributions after repayment of debt and the new investor's capital investment and 15% annual return thereon. However, the joint venture partner has discontinued its funding for the project. OC Realty has loaned funds to the joint venture to meet its current requirements at a 20% annual interest rate. In addition, OC Realty is in discussions with third parties to replace its joint venture partner and is considering entering into a development agreement with a recognized developer to aid the marketability of the project, however, such arrangements will vary from the arrangnments cited above with its prior 50% joint venture. The Company has assessed the collectability of the advances made to OC Reality based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's inventory or units will be more than adequate to meet its obligations including our outstanding notes payable.

     Effective April 30, 2001, we entered into a bareboat charter with Palm Beach Maritime Corp. ("PBMC") (formerly MJQ Corp.), pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating an entertainment casino cruise business from the Port of Palm Beach, Florida.
Michael J. Quigley, III was a principal of PBMC. Francis W. Murray, our Chairman, President and Chief Executive Officer has been an officer and director of PBMC and in October 2002, purchased the stock of PBMC. Francis X. Murray, the son of Francis W. Murray, is President and a director of PBMC and Vice President of our subsidiary, ITG Vegas, Inc., which operates the vessel. Under the bareboat charter agreement, in effect until July 7, 2004, we were obligated to pay $50,000 per month as the charter hire fee to PBMC. All costs of operating the vessel incurred by PBMC on our behalf were to be reimbursed by us to PBMC. In addition, as described in Notes 3 and 11-A above, we entered into an amended Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, PBMC and others to purchase from the Brennan Trustee the Ship Mortgage Obligation of PBMC, having an original balance of principal and interest outstanding at April 3, 2001 of approximately $15.7 million for a purchase price of $13.75 million. Pursuant to the Master Settlement Agreement, PBMC and its officers and directors (including Francis W. Murray) exchanged mutual releases with the Brennan Trustee and others having claims to the Ship Mortgage Obligation.

     On November 13, 2002, the Company and PBMC signed an agreement and bill of sale which transferred maintenance materials and spare parts inventory previously maintained by PBMC to Palm Beach Princess, Inc. The value of the parts inventory sold and assigned was $1,103,125. Payment for the inventory was made by way of offsets on amounts previously due to PBMC. Fair value of this inventory was determined by actual invoice prices and estimates made by the Palm Beach Princess ship engineers.

     We entered into an agreement to purchase all of the shares of outstanding stock of Leo Equity Group, Inc. Mr. Francis W. Murray had been a director of Leo Equity Group, Inc. Closing on the Leo Equity Group, Inc. stock purchase occurred effective October 27, 2002. As consideration, we agreed to reduce the exercise price of previously granted options held by the seller, Frank A. Leo (our former director and chairman), to purchase 200,000 shares of our common stock, from $4.00 per share to $.50 per share, while conditioning exercise of such options upon our first having consummated the purchase of the shares required to be purchased by us from the

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Brennan Trustee under the Stock Purchase Agreement. Due to the uncertainties at June 30, 2003, the Company did not recorded any expense for the change in exercise price. The purpose of such acquisition was to enable us to obtain the lease and operating agreement with the Port of Palm Beach District which had been owned by Leo Equity Group, Inc.

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

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee") included a final settlement by the Brennan Trustee with numerous parties. Among those parties were Frank A. Leo, Leo Equity Group, Inc., Michael J. Quigley III and Palm Beach Maritime Corp.("PBMC") (formerly MJQ Corp.). During the quarter ended March 31, 2002 the Company charged Leo Equity Group $3,000,000 and PBMC $1,000,000 for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Brennan Trustee. Prior to our acquisition of Leo Equity Group, Inc., Leo Equity Group, Inc. assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, in payment of this obligation. We have deferred all income from these transactions until such time as payment is received. That $2.6 million debt from Mr. Quigley is a non-recourse obligation which is payable solely from pledged shares of his stock in PBMC ( The "PBMC Debt"). Mr. Francis W. Murray purchased PBMC stock subject to our lien securing payment of the PBMC Debt. During the first quarter of Fiscal 2005, we received payment in full of the PBMC debt.

     On January 26, 2001, we borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the note was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. On February 20, 2002 Mr. Quigley released his security interest in the Realen note in connection with the Master Settlement Agreement. On May 8, 2002, we made a payment of $100,000 against the note. On February 20, 2004 the Company paid in full its indebtedness to Mr. Quigley in the amount of $1,206,850 which included accrued interest.

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. During Fiscal 2003, we reduced the loan to $250,000. Payment was made to Mr. Murray in full during the fourth quarter of Fiscal 2004.

     Francis X. Murray, Vice President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO agreed to loan the company up to $225,000 in the form of a line of credit. As of June 30, 2004 this loan together with accrued interest at 8% totaled $175,306. (See Note 11-B)

     On November 1, 2002 The Company employed Tanuja Murray, daughter-in-law of Francis W. Murray. Mrs. Murray holds a law degree and is acting in the capacity of assistant to the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Chairman  involving  the  Company's   exploration  of  gaming  related  business
opportunities. Mrs. Murray earns $60,000 per year in addition to the regular employee benefits paid by the Company.

     At a meeting of the Board of Directors of the Company held on June 29, 2004 the board authorized reimbursement to Francis W. Murray for tax consequences he would incur as a result of the PDS Transaction. The amount and form of such reimbursement will be determined by the full board of directors when data as to such tax consequences becomes available.

     On July 7, 2004, the Company entered into a five-year charter of two vessels, the Palm Beach Princess and the Empress II, under the terms described in Part I, Item I above under the caption, PDS Transactions. The vessels are chartered to us by PBMC and Palm Beach Empress, Inc. Mr. Murray is sole owner of PBMC and a 50% owner of Palm Beach Empress, Inc. (See Note 24 below.)

(23) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited, but in our opinion includes all necessary adjustments for a fair presentation of the interim results:

                                                                    Fiscal 2004
                                         ----------------------------------------------------------
                                         4th Quarter     3rd Quarter     2nd Quarter    1st Quarter
Revenues                              $    8,689,364  $    9,697,707  $    7,000,011  $   7,575,157

Income Before Impairment              $      212,818  $    1,765,056  $      363,036  $     859,060

Impairment (Loss)                     $  (10,000,000) $          -0-  $          -0-  $         -0-

Net Income(Loss)                      $   (9,787,182) $    1,765,056  $      363,036  $     859,060

Net Income (Loss) Per Share - Basic   $        (1.24) $         0.23  $         0.05  $        0.10

Net Income (Loss) Per Share -Diluted  $        (1.24) $         0.17  $         0.04  $        0.10

                                                            Fiscal 2003
                                         ----------------------------------------------------------
                                         4th Quarter     3rd Quarter     2nd Quarter    1st Quarter
Revenues                              $    9,073,913  $    8,890,400  $    6,907,111  $   6,419,175

Net Income                            $    2,347,240  $    1,878,471  $      595,001  $     413,114

Net Income Per Share                  $         0.21  $         0.23  $         0.06  $        0.04

(24) SUBSEQUENT EVENTS

     (A) PDS Transaction

     On July 7, 2004, the Company and its subsidiaries ITG Vegas, Inc. ("ITG Vegas") and ITG Palm Beach, LLC ("ITGPB") and its affiliates Palm Beach Maritime Corporation ("PBMC") (formerly MJQ Corp.) and Palm Beach Empress, Inc.("PBE") closed on a series of related transactions (the "PDS Transactions") pursuant to which PBMC sold and then leased back

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the casino cruise ship Palm Beach Princess ("Princess"), PBE leased (as lessee) the casino cruise ship Empress II ("Empress"), ITG Vegas and ITGPB obtained long-term charters to operate, and options to purchase, the Princess and Empress, and PBMC, ITG Vegas and the Company were able to extinguish their joint debts. ITG Vegas's investment in the Ship Mortgage Note, described below, was converted into an investment in the options to purchase the two vessels.

     All of the outstanding capital stock of PBMC is owned by Francis W. Murray, the Chief Executive Officer of the Corporation. PBMC owns 50% of the outstanding capital stock of PBE. The remaining 50% of the outstanding capital stock of PBE is owned by Raymond Parello and has been pledged to the Company to secure certain debts as described in the Company's Report on Form 8-K filed on July 6, 2004.

     The following is a summary of the principal terms of the PDS Transactions. The summary does not purport to be a complete summary and is qualified in its entirety by reference to the documents which were filed as exhibits to the Form 8-K filed on July 21, 2004.

     Sale-Leaseback of the Princess. Prior to the closing of the PDS Transactions (the "Closing"), the Princess was owned by PBMC. On May 13, 1999, PBMC issued to Cambridge Capital Group, Inc. a note in the original principal amount of $12,000,000 (the "Ship Mortgage Note"), which was subsequently acquired by Donald F. Conway, as Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee"). The Ship Mortgage Note was secured by a Second Naval Mortgage over the Princess (which became a first priority mortgage when obligations secured by the first mortgage were paid) (the "Ship Mortgage"). Pursuant to a Purchase and Sale agreement dated February 22, 2002, ITG Vegas agreed to purchase the Ship Mortgage Note and Ship Mortgage from the Brennan Trustee for a purchase price of $13,750,000 (the "Purchase Obligation"). In addition, the Company was indebted to the Brennan Trustee in connection with the Company's repurchase of 3,678,145 shares of its common stock (the "ITB Obligation"). As of Closing, the aggregate outstanding amount of the Purchase Obligation and ITB Obligation was $7,916,451.71, for all of which PBMC, ITG Vegas and the Company were jointly and severally liable. At the Closing, Cruise Holdings I, LLC ("Cruise I"), a subsidiary of PDS Gaming Corporation ("PDS"), purchased the Princess from PBMC for $14,000,000, $7,916,451.71 of which was paid by PBMC directly to the Brennan Trustee to satisfy the Purchase Obligation and ITB Obligation.

     Also at Closing, Cruise I entered into a Bareboat Charter and Option to Purchase (the "Princess Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Princess Master Lease") to charter and lease the Princess to PBMC and PBE for a period of five years. The charter hire/rent payable by PBMC and PBE is $178,500 per month for the first 12 months (equivalent to interest only on a capital lease obligation of $14,000,000) and $391,762.80 for the remaining term (amortizing the capital lease obligation over the next four years) of the Princess Charter. In addition, PBMC and PBE are required to make annual cash flow sweep payments (equivalent to mandatory principal prepayments) (the "Cash Flow Sweep") if the EBITDAR (earnings before interest, taxes, depreciation, amortization and rents) from the operation of the Princess and the Empress ("EBITDAR") is less than $10,000,000 per year. Any Cash Flow Sweep payments to be made under the Princess Charter will ultimately be made by ITG Vegas and ITGPB (as the operators of the Princess), as described below.

     The Princess Charter includes an option for PBMC to purchase the Princess at the end of the term and is structured such that the monthly charter hire payments under the Princess Charter will reduce the purchase price for the Princess to zero in five years (assuming there are no payment

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

defaults) and title will automatically pass to PBMC at (or, if Cash Flow Sweep payments are made, before) the end of the term of the Princess Charter.

     PBMC and PBE entered into a Sub-Bareboat Charter (the "Princess Sub-Charter") at Closing to charter the Princess to ITG Vegas and ITGPB for the same five year period. ITG Vegas will operate the Princess, with ITGPB having joined in the Sub-Bareboat Charter in order to be jointly and severally liable with ITG Vegas for charter hire thereunder. The charter hire payable by ITG Vegas and ITGPB to PBMC and PBE under the Princess Sub-Charter is $50,000 per month ($600,000 per year) plus one percent (1%) of the gross operating revenues of the Princess. Under the Princess Sub-Charter, PBMC granted to ITG Vegas and ITGPB an option to purchase PBMC's right to acquire the Princess at the end of the term, for an exercise price equal to the appraised value of the Princess, $17,500,000, to which certain amounts are to be credited as described below (the "Princess Purchase Option"). As consideration for the Princess Purchase Option, ITG Vegas will make Cash Flow Sweep payments on the same terms as PBMC and PBE are required to make such payments under the Princess Charter (and effectively will make such payments directly to Cruise I on behalf of PBMC and PBE to the extent any such payments are due). As further consideration for the Princess Purchase Option, ITG Vegas and ITGPB are to make payments of $178,500 per month for the first 12 months and $391,762.80 for the remaining four-year term of the Princess Sub-Charter (i.e., the same amounts as the charter hire payable by PBMC and PBE under the Princess Charter) (the "Princess Additional Payments"). If ITG Vegas and ITGPB fail to make any Cash Flow Sweep payment or Princess Additional Payment when due, PBMC may terminate the Princess Purchase Option. Upon exercise of the Princess Purchase Option, ITG Vegas and ITGPB will be entitled to credits against the exercise price of the Princess Purchase Option for (i) ITG Vegas's investment of $7,244,000 in the Ship Mortgage Note (except to the extent credited toward payment of the exercise price for the purchase option on the Empress under the Empress Sub-Charter, described below), plus (ii) the aggregate amount of all Cash Flow Sweep payments made under the Princess Sub-Charter, plus
(iii) the portion of the Princess Additional Payments made for the 13th month through the 60th month of the term of the Princess Sub-Charter which would be considered principal payments if such Additional Payments were payments of principal and interest on a loan of $14,000,000 amortized over 48 months at an interest rate of 15.3%. In addition, the exercise price for the assignment option may be offset by any debts owing by PBMC to ITG Vegas and/or ITGPB.

     Acquisition of the Empress. On March 1, 2004, PBE entered into an agreement to purchase the vessel known as the M/V Empress II (the "Empress Sale Agreement") from Empress Joliet Corporation at a purchase price of $3,800,000. The Empress requires approximately $8,500,000 of alterations, retrofits and improvements to prepare it for use as a casino cruise ship, a portion of which in the amount of $2,880,652 will be paid for by ITG Vegas . At Closing, PBE assigned to Cruise Holdings II, LLC ("Cruise II"), a subsidiary of PDS and affiliate of Cruise I, all of its rights, title and interest in and to the Empress Sale Agreement, and the sum of $6,000,000 was deposited in a blocked account to be used to pay costs of the alterations, retrofit and improvements of the Empress. Such deposit was funded to the extent of $2,880,652 by ITG Vegas.

     Also at Closing, Cruise II entered into a Bareboat Charter and Option to Purchase (the "Empress Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Empress Master Lease") to charter and lease the Empress to PBMC and PBE for a period of five years. The charter hire is $82,695 for the first 12 months (equivalent to interest only on a $6 million capital lease obligation) and $171,702.54 for the remaining term (amortizing the capital lease obligation over the next four years) of the Empress Charter. In addition, PBMC and PBE are required to make annual Cash Flow Sweep payments (equivalent to mandatory prepayments of

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


principal) based on the EBITDAR from operation of the Princess and Empress as described in respect of the Princess Charter above.

     The Empress Charter includes an option for PBE to purchase the Empress at the end of the term and is structured the same as the Princess Charter in that the monthly payments of charter hire under the Empress Charter will reduce the purchase price for the Empress to zero (assuming there are no payment defaults) and title will automatically pass to PBE at (or, if Cash Flow Sweep payments are made, before) the end of the term of the Empress Charter.

     PBMC and PBE also entered into a Sub-Bareboat Charter (the "Empress Sub-Charter") at Closing to charter the Empress to ITG Vegas and ITGPB for a five year period. ITGPB plan to operate the Empress as a casino cruise business from the Port of Palm Beach, with ITG Vegas having joined in the Sub-Bareboat Charter in order to be jointly and severally liable with ITGPB for charter hire thereunder. The charter hire payable by ITG Vegas and ITGPB under the Empress Sub-Charter is $100,000 per month ($1.2 million per year) plus one percent (1%) of the gross operating revenues of the Empress. Under the Empress Sub-Charter, PBE granted to ITG Vegas and ITGPB an option to purchase PBE's right to acquire the Empress at the end of the term, for an exercise price equal to the appraised value of the Empress, to be determined upon the retrofitting and refurbishment of the Empress, to which certain amounts are to be credited as described below (The "Empress Purchase Option"). As consideration for the Empress Purchase Option, ITG Vegas will make Cash Flow Sweep payments on the same terms as PBMC and PBE are required to make such payments under the Empress Charter (and effectively will make such payments directly to Cruise II on behalf of PBMC and PBE to the extent any such payments are due). As further consideration for the Empress Purchase Option, ITG Vegas and ITGPB are to make payments of $82,695 per month for the first 12 months and $171,702.54 for the remaining term of the Empress Sub-Charter (i.e., the same amounts as the charter hire payable by PBMC and PBE under the Empress Charter) (the "Empress Additional Payments"). If ITG Vegas and ITGPB fail to make any Empress Additional Payments when due, PBE may terminate the Empress Purchase Option. Upon exercise of the Empress Purchase Option, ITG Vegas and ITGPB will be entitled to credits against the exercise price of the Empress Purchase Option for (i) ITG Vegas's investment in the Ship Mortgage Note (except to the extent credited toward payment of the exercise price for the purchase option on the Princess under the Princess Sub-Charter, described above), plus (ii) the amounts of costs for the retrofit and improvements to the Empress which are paid by ITG Vegas or ITGPB plus (iii) the aggregate amount of all Cash Flow Sweep payments made under the Empress Sub-Charter, plus (iv) the portion of the Empress Additional Payments made for the 13th month through the 60th month of the term of the Empress Sub-Charter which would be considered principal payments if such Additional Payments were payments of principal and interest on a loan of $6,000,000 amortized over 48 months at an interest rate of 16.54%. In addition, the exercise price for the assignment option may be offset by any debts owing by PBMC to ITG Vegas and/or ITGPB.

     Lease of Gaming Equipment. At Closing, ITG Vegas and ITGPB entered into a Master Lease, together with three Lease Schedules (the "Gaming Equipment Lease"), to lease certain new and used gaming equipment from PDS for use on the two vessels. A portion of the equipment was previously owned and used by ITG Vegas on the Princess and was sold to PDS at Closing, for $500,000, pursuant to a Warranty Bill of Sale and Transfer Agreement and then leased back pursuant to the Gaming Master Lease. Each Schedule of the Gaming Equipment Lease has a term of three years from the time the equipment under that Schedule is delivered to and accepted by ITG Vegas and ITGPB. Aggregate rent for all gaming equipment will be approximately $1.4 million per year. ITG Vegas and ITGPB have an option to purchase the leased equipment at the end of the term for a purchase price equal to the fair market value of the equipment at such time (less, to the extent

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


any items of equipment were replaced during the previous 12-month period, the excess of the then- current book value of the replacement equipment over the book value of the old equipment at the time of replacement).

     Guaranty Agreements. As a condition to entering into the PDS Transaction, PDS required the Corporation, ITG Vegas, ITGPB, PBMC and PBE to guaranty performance of certain of the PDS Transactions. The Corporation, ITG Vegas and ITGPB entered into Guaranty Agreements guarantying the obligations of PBMC and PBE under the Princess Charter, Princess Master Lease, Empress Charter and Empress Master Lease. The Corporation, PBMC and PBE entered into a Guaranty Agreement guarantying the obligations of ITG Vegas and ITGPB under the Gaming Equipment Lease.

     Additional Security. As security for the performance by ITG Vegas under the Guaranty Agreements described above and the Princess and Empress Sub-Charters, ITG Vegas entered into a Collateral Assignment of the Maritime Office Complex Lease and Operating Agreement and Other Lease as well as a Leasehold Mortgage pursuant to which it assigned as collateral to Cruise I and Cruise II its rights under its lease for space, and its operating rights, at the Port of Palm Beach.

     Limitation on Upstream Payments to the Corporation. Upstream payments by ITG Vegas to the Company are limited under the Princess Sub-Charter and Empress Sub-Charter. If the "YTD Result" (defined as 10/12ths of annualized EBITDAR from operation of the two vessels) is greater than $8,000,000 at the end of any of the first three fiscal quarters or EBITDAR from operation of the two vessels is greater than $8,000,000 at the end of any fiscal year, and if ITG Vegas and ITGPB have made all payments due under the Princess Sub-Charter and Empress
Sub-Charter, ITG Vegas may make (i) tax sharing payments to the Company (payments equal to the federal income tax savings to ITG Vegas resulting from its inclusion in the Company's consolidated group for federal income tax purposes) including any tax sharing payments previously deferred as a result of the limitation under the Princess Sub-Charter or Empress Sub-Charter, and (ii) other payments to the Company in an amount which, together with charter hire payments in excess of $100,000 per month to PBMC and PBE for the two vessels, shall not exceed $200,000 per month (a "Restricted Payment"). If ITG Vegas is prohibited from making any Restricted Payment for any month, once such payments are again allowed, such Restricted Payment may be made to the Company, provided that the total amount of Restricted Payments paid by ITG Vegas to the Company, PBMC and PBE in any twelve-month period may not exceed $2,400,000.

     (B) Options Exercised and Shares Issued

     On July 23, 2004 Mr. Murray exercised his 2,000,000 options to purchase 2,000,000 shares of Common Stock at $.26875 per share. The Company issued 2,000,000 shares of stock held in treasury in exchange for proceeds of $537,500. In November 2003, the Company's Board of Directors approved issuance of the Company's Common Stock, valued at $0.50 per share, in exchange for the deferred salary of Mr. Murray and Mr. Quigley. In July 2004, Mr. Murray elected to receive his salary of $344,865 accrued from January 3, 2003 until November 18, 2003, which had been deferred, in the form of 689,730 shares of the Company's Common Stock. In August 2004, Mr. Quigley elected to receive his salary of $36,339 which had been deferred,from January 3, 2003 until November 18, 2003, in the form of 72,678 shares of the Company's Common Stock.

     (C) Hurricanes

     During the first quarter of Fiscal 2005, the Palm Beach area was threatened by several hurricanes passing over or near Florida. We suffered materially from the effects of these hurricanes

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

"Frances" and "Jeanne" that left the area without power, resulting in curfews and limited food, water and life resources that significantly contributed to the evacuated population remaining out of the area. As a result of these hurricanes, our business was severely affected by the loss in the pool of potential passengers, both local residences and tourists, who needed a significant period of time to recover. Tewenty Nine of our daily cruises were cancelled during the period of time that the hurricanes affected the area. The loss of our vessel from service for any period of time has adversely affected and could in the future adversely affect our revenues.

     (D) Chapter 11 Final Decree

     On July 17, 2004, the Bankruptcy Court issued a final decree closing the Debtor's Chapter 11 cases.

     (E) Collection of Deferred Income

     During the quarter ended March 31, 2002, the Company charged Leo Equity Group $3 million and PBMC $1 million for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee"). We had deferred all income from these transactions until such time as payment was received. During the first quarter of Fiscal 2005, we received payment for the previously deferred income.

     (F) Issuance of Stock for Tax Consequences

     At a meeting of the Board of Directors of the Company held on June 29, 2004 the board authorized reimbursement to Francis W. Murray for tax consequences he would incur as a result of the PDS Transaction. The amount and form of such reimbursement will be determined by the full board of directors when data as to such tax consequences becomes available.


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

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


procedures.  Based on the  foregoing,  our  chief  executive  officer  and chief
financial  officer  concluded  that  the  Company's   disclosure   controls  and
procedures were effective.

     There have not been any significant changes that occurred during the fiscal quarter ended June 30, 2004 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information

          Not applicable

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below is certain information regarding our directors and executive officers:


Name                    Age      Position
----                    ---      --------
Francis W. Murray         63     Chairman of the Board,
                                 President and Chief Executive Officer
James J. Murray           65     Director
Walter ReDavid            78     Director
Robert J. Quigley         75     Director

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

     James J. Murray. Mr. Murray was elected by the Board of Directors on February 22, 1999. Mr. Murray previously served as a director of the Company from November 6, 1996 to January 15, 1997. Mr. Murray is a member of the Ronald McDonald House of Charities Local Operations Advisory Council and past President of Jim Murray, Ltd., a sports promotion and marketing firm. In 1969, Mr. Murray joined the Philadelphia Eagles' public relations staff and two years later became the NFL team's administrative assistant. In 1974, he was named the Eagles' General Manager and spent more than nine years in that post, during which the Eagles' appeared in Super Bowl XV. He also served as Director of Marketing for our Garden State Park subsidiary from 1985-1987. Mr. Murray is the brother of Francis W. Murray, who is a director and our President, Chief Executive Officer and Chairman of the Board.

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

Executive and Other Key Officers

Our executive and other key officers, in addition to Mr. Francis W. Murray, include:
--------------------------------------------------------------------------------
Name                        Age    Position
----                        ---    --------
William H. Warner           59     Secretary

Christine E. Rice Newell    58     Assistant Treasurer and Controller

Francis X. Murray           38     Vice President of ITG Vegas, Inc. (ITGV)
                                   (surviving company of merger of Palm Beach
                                   Princess, Inc. and ITGV)

Jerry Winters               44     Treasurer and CFO of ITG Vegas, Inc.

Stephen Flood               44     Vice President of Casino Operations,
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

     Christine E. Rice Newell. Ms. Rice Newell has been our Assistant Treasurer and Controller since 1990. She has served as Secretary/Treasurer of our ITG Vegas, Inc. subsidiary since its inception in December 2001. From 1986 until 1990, Ms. Rice Newell was our Corporate Accounting Manager. Ms. Rice Newell is a certified public accountant.

     Francis X. Murray. Mr. Murray, son of our Chairman and CEO, has, since April 2001, been Vice President of our ITGV subsidiary (surviving company of the merger of Palm Beach Princess, Inc. and ITGV) which operates the cruise ship M/V Palm Beach Princess and related offshore gaming business. He has also been President of Palm Beach Maritime Corp. (formerly MJQ Corp.) Corporation since May of 1999, which corporation owns the M/V Palm Beach Princess and operated the cruise and offshore gaming business from May 1999 until chartering the vessel to Palm Beach Princess, Inc. in April, 2001. Prior thereto, Mr. Murray was President (January 1999 to May 1999), and Vice President and General Manager (February 1998 to January 1999) of Palm Beach Casino Line, a division of Leo Equity Group, Inc. which operated the vessel M/V Palm Beach Princess; and in 1997-98 was a consultant for Leo Equity Group, Inc.

     Jerry Winters. Mr. Winters has been Chief Financial Officer of our ITG Vegas, Inc. subsidiary since its inception in April 2001. He has also been Treasurer and CFO of Palm Beach Maritime Corp (formerly MJQ Corp.) Corporation since March 1999. Prior thereto, Mr. Winters was CFO for Home Care America, Inc. (March 1998 to March 1999) and regional CFO for Vencor, Inc. (March 1996 to March, 1998). Mr. Winters is a certified public accountant.

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

     The Company does not have an audit committee and, accordingly, its Board of Directors acts as such. The Board also has not determined that any member of the Board meets all of the requirements necessary to be considered an "audit committee financial expert" as defined by SEC Rules. While the Company has officers, directors and employees who have accounting and financial expertise, during the period (until July of 2004) in which the Company's operating subsidiary has been involved in its Chapter 11 case, due to the restrictions on such subsidiary's providing funds to the Company, it was not feasible for the Company to add directors, including those with a level of expertise to be considered an "audit committee financial expert." Among other things, there was no assurance that the Company could continue to pay premiums for directors' liability insurance and the Company could not afford to pay any significant amount of directors' fees. With the Chapter 11 case being dismissed in July of 2004 and the restrictions on its operating subsidiary upstreaming funds being lessened as a result of the PDS Transaction, the Company expects to consider adding one or more directors to its Board who would be an "audit committee financial expert" as defined in SEC Rules.

     The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any request for a copy of the code of ethics should be made to our corporate secretary, ITB 1105 N. Market Street, Wilmington, Delaware 19899.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for fiscal year 2004.

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

Item 11. Executive Compensation

     The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 2003, 2002 and 2001 to the individuals who served as our chief executive officer during fiscal year 2003 and other executive officers of the Company who earned more than $100,000 during fiscal year 2003 (collectively, the "Named Executives"):

                                                               Long-Term
                                                             Compensation
                                 Annual Compensation            Awards
                                 -------------------            ------
                                                               Securities       All
Name and                                        Other Annual   Underlying      Other
Principal Position    Year  Salary      Bonus   Compensation     Options   Compensation
                              ($)         ($)       ($)            (#)          ($)
Francis W. Murray,    2004  395,000(1)    -0-      17,701(2)       -0-           -0-
President, Chief      2003  402,596(1)    -0-      11,503          -0-         14,733
Executive Officer     2002  387,404       -0-      17,049     2,000,000(3)     18,658
and Chief Financial
Officer

Francis X. Murray,    2004  290,122     88,628     23,367(4)       -0-          1,399(5)
Vice President of     2003  301,154     88,628     11,647          -0-         21,137
ITG Vegas, Inc.       2002  277,885    135,320     11,423          -0-         21,930

William H. Warner,    2004  175,000       -0-       9,780(6)       -0-          1,440(8)
Secretary             2003  171,635       -0-       9,780(6)       -0-         10,717
                      2002  176,346       -0-       3,244        75,000(7)     18,650

(1) Consists of $395,000 in salary earned by Mr. Murray through June 30, 2004 but deferred. For fiscal 2003 consists of $212,692.48 in salary paid to Mr. Maurray and $189,904 of salary earned through June 30, 2003 but deferred.

(2)  Consists of automobile lease payments.

(3) Represents the number of shares under options granted in fiscal 2002. Such options replaced options for the same number of shares which had been granted in fiscal 2001 and terminated in fiscal 2002.

(4)  Consists of automobile lease payments.

(5) Fiscal 2004 amounts consist of $877 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. F. X. Murray, $521.55 contributed by the Company under Palm Beach Maritime Corp.(PBMC) (formerly MJQ Corp.)'s 401(k) plan.

(6)  Consists of monthly automobile allowance which was deferred by Mr. Warner.

(7) Represents the number of shares under options granted in fiscal 2002. Such options replaced options for the same number of shares which had been granted in fiscal 2001 and terminated in fiscal 2002.

(8) Fiscal 2004 amounts include $1,440 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner.

Stock Options Grants

     There were no stock options granted to the Named Executives during Fiscal Year 2004.

Stock Option Exercises and Holdings

     The following table sets forth the value of options held by each of the Named Executives at June 30, 2004. None of the Named Executives exercised any options during fiscal year 2004.

          Aggregated Option Exercises in 2004 and Option Values at June 30, 2004
-----------------------------------------------------------------------------------------------
                                           Number of Securities         Value of Unexercised
                                           Underlying Unexercised       In-the-Money Options
                                           Optionsat June 30, 2004      at June 30, 2004
                  Shares       Value                (#)                       ($)(1)
                  Acquired on  Realized  --------------------------- --------------------------
Name              Exercise (#)   ($)     Exercisable  Unexercisable  Exercisable  Unexercisable
----------------  ------------ --------  -----------  -------------- -----------  -------------
Francis W. Murray    --          --       2,300,000          0        2,602,500          0
William H. Warner    --          --          75,000          0           97,593          0
-----------------------------------------------------------------------------------------------

(1) The value of unexercised in-the-money options is based on the difference between the last reported sale price per share of common stock as reported on the Pink Sheets on June 28, 2004 ($1.57) and the exercise price of the options, multiplied by the number of options.

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

     In connection with the bareboat charter with Palm Beach Maritime Corp ("PBMC") (formerly MJQ Corp.) we are obligated to honor several employment contracts between key executives and PBMC. A contract for Francis X. Murray which expired on December 31, 2003 provided for a base salary of $290,000,and $310,000 respectively during calendar years 2002 and 2003. Additionally the contract provides for an annual bonus of up to 30% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club and other expense allowances. The Company continues to honor the terms of the contract from year to year.

Compensation Committee Interlocks and Insider Participation

     Mr. Francis W. Murray, a member of the Compensation Committee of the Board of Directors, currently serves as our President and Chief Executive Officer. See also "Item 13. Certain Relationships and Related Transactions" for additional information with respect to Mr. Murray.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to the beneficial ownership, as of September 13, 2004, of each person who we knew to be the beneficial owner of more than 5% of our common stock. To the Company's knowledge, each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated. As of September 13, 2004 there were 10,565,203 shares of outstanding stock.

--------------------------------------------------------------------------------
                                          Common Stock
                                          ------------
Name and Address of
Beneficial Owner            Number of Shares             Percent
----------------            ----------------             -------

Francis W. Murray              5,489,730          (1)      52%
211 Benigno Boulevard
Suite 210
Bellmawr, NJ 08031

The Family Investment Trust      872,585          (2)     8.25%
Henry Brennan, Trustee
340 North Avenue
Cranford, NJ 07016

Frank A. Leo                     736,201          (3)      7%
44 Minnbrook Rd
Colts Neck, NJ 07722
--------------------------------------------------------------------------------
(1) Includes 300,000 shares of common stock issuable upon the exercise of stock options at $5.00 per share.
(2) Henry Brennan is the brother of Robert E. Brennan, our former president, whose adult sons are the beneficiaries of the trust.
(3)  Includes 200,000 shares purchasable under stock options at $0.50 per share.

Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership, as of September 13, 2004, of (i) each director, (ii) the Named Executives and (iii) all of our directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

--------------------------------------------------------------------------------
Name of Beneficial Owner           Number of Shares(1)         Percent of Class
------------------------           -------------------         ----------------
Francis W. Murray                        5,489,730       (1)   52%
James J. Murray                             25,000       (2)   *
Walter ReDavid                                   0             *
Robert J. Quigley                          179,169       (3)   1.7%
William H. Warner                          123,124       (4)   1.2%
Francis X. Murray                          200,000       (5)   1.9%
All executive officers and
directors as a group                     6,022,023             57%
(7 persons)
--------------------------------------------------------------------------------
*Less than 1 percent.

(1)  Includes 300,000 shares issuable upon the exercise of stock options.
(2)  Consists of shares of common stock issuable upo the exercise of options.
(3) Includes 100,000 shares of common stock issuabl upon the exercise of options.
(4) Includes 75,000 shares issuable upon the exercise of stock options and 48,000 shares issuable to Mr. Warner provided he agrees to accept such shares as payment of obligations due him by the Company.
(5) Includes 200,000 shares issuable upon the exercise of stock options which have been authorized by the Board of Directors for future grants.

Equity Compensation Plan Information

     The following table contains information on Equity Compensation Plans that have been and have not been approved by security holders at June 30, 2004:

                                                                             Number of securities
                                                                             remaining available for
                         Number of                                           future issuance under
                         Securities to be           Weighted average         equity compensation
                         issued upon exercise       exercise price of        plans (excluding
                         of outstanding options,    outstanding options,     securities reflected in
                         warrants and rights        warrants and rights      column (a)
Plan Category                     (a)                        (b)                        (c)
----------------------   -----------------------   ---------------------    ------------------------
Equity compensation
plans approved by                   -0-                      N/A                       N/A
security holders

Equity compensation
plans not approved by            3,336,500                   1.59                      -0-
security holders
                         -----------------------   ---------------------    ------------------------
Total                            3,336,500                   1.59                      -0-
                         =======================   =====================    ========================

     Set forth below is a summary of the material terms of stock options granted by the Company which were not approved by the Company's security holders.

     Pursuant to a Non-qualified Stock Option Agreement dated January 7, 2002 between the Company and each of Francis W. Murray and William H. Warner, the Company granted an option to purchase 2,000,000 shares of Common Stock to Mr. Murray and to purchase 75,000 shares of Common Stock to Mr. Warner, in each case for a purchase price of $0.26875 per share. The options vested immediately and expire December 31, 2010. The options are not transferable other than by will or the laws of descent and distribution, and, during the lifetime of the optionee, are exercisable only by the optionee. The options remain exercisable following termination of employment, until their scheduled expiration date. On July 28, 2004 Mr. Murray exercised his 2,000,000 options.

     In Fiscal 1997, the Company granted a  non-qualified  stock option to Frank
A. Leo, its then chairman, to purchase 200,000 shares of Common Stock at $4.00 per share. In fiscal 2002, in connection with the agreement to purchase Mr. Leo's stock in Leo Equity Group, Inc., the Company agreed to reduce the purchase price for shares under Mr. Leo's stock option to $0.50 per share. Mr. Leo's option survived termination of his employment and expires December 20,2006. Additionally, in connection with other prior agreements with former officers and directors, the Company granted options to purchase 650,000 shares of Common Stock at prices ranging from $4.00 to $5.00 per share. These options expire at various times from January 2006 to January 2007.

     In Fiscal 1996 the Company granted warrants to purchase 275,000 shares of Common Stock at $4.00 per share as a finder's fee in connection with the purchase of its El Rancho property. These warrants expire in April 2006.

Item 13. Certain Relationships and Related Transactions.

     During the third quarter of Fiscal 2001 we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. Mr. Murray's equity interest in the limited partnership, indirectly through his ownership of the general partner, as of December 26, 2002, was 64%. At December 26, 2002, loans of $735,584 were outstanding on such project and we had accrued $155,945 of interest due on the loans. On December 26, 2002, the limited partnership's indebtedness to us was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis W. Murray and which owns the second real estate project described below. Such indebtedness is due December 31, 2004 and bears an interest rate of 6%.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by Palm Beach Maritime Corp.("PBMC") (formerly MJQ Corp.), which was owned by Michael J. Quigley III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of March 31, 2004 we had lent $2,034,405 in total to PBMC and we have accrued interest in the amount of $842,704 on the loan. Upon the acquisition of the property, OC Realty assumed PBMC's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested by a joint venture partner (expected to be up to $6.5 million) plus a 15% per annum return thereon. At the time the loans to PBMC were approved, Mr. Murray stood to receive a substantial contingent benefit from PBMC for his participation in the project. Fair value and collectability of the original investment of $2,034,405 and accrued interest was determined by the joint venture through projections evidencing our collection upon build out and sale of the project.

     On January 26, 2001, the Company borrowed $1,000,000 from Michael J. Quigley, III at an annual interest rate of 10%. Principal and interest on the loan was due on or about April 25, 2001. On May 14, 2001, the loan was modified to be due on demand. As collateral for the loan, the Company pledged the $33 million in notes receivable from the sale of the El Rancho and Garden State Park properties. On May 8, 2002, we made a payment of $100,000 against the note. On February 22, 2002, Mr. Quigley released his security interest in the Garden State Park Note in connection with the Master Settlement Agreement. On February 20, 2004 the Company paid in full its indebtedness to Michael J. Quigley III in the amount of $1,206,850 which included accrued interest.

     Effective April 30, 2001, we entered into a bareboat charter with PBMC, pursuant to which we are chartering the vessel M/V Palm Beach Princess for the purpose of operating a casino cruise business from the Port of Palm Beach, Florida. Michael J. Quigley, III was a principal of PBMC. In October, 2002 Francis W. Murray, our Chairman, President and Chief Executive Officer purchased the stock of PBMC and has been an officer and director of PBMC. Francis X. Murray, the son of Francis W. Murray, is President and a director of PBMC and Vice President of our subsidiary, ITG Vegas, Inc., which operates the vessel. Under the bareboat charter agreement in effect until July 7, 2004, we paid $50,000 per month as the charter hire fee to PBMC. All costs of operating the vessel incurred by PBMC on our behalf are to be reimbursed by us to PBMC. In addition, as described in Notes 3 and 11-A above, we entered into an amended Master Settlement Agreement with the Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan, PBMC and others to purchase from the Trustee the Ship Mortgage Obligation of PBMC, having an original balance of principal and interest outstanding at April 30, 2001 of approximately $15.7 million for a purchase price of $13.75 million. Pursuant to the Master Settlement Agreement, PBMC and its officers and directors (including Francis W. Murray) exchanged mutual releases with the Trustee and others having claims to the Ship Mortgage Obligation.

     On July 12, 2002, we borrowed $300,000 from Francis W. Murray at an annual interest rate of 6%. During Fiscal 2003, we reduced the loan to $250,000. Payment was made to Mr. Murray in full during the fourth quarter of Fiscal 2004.

     On November 1, 2002 the Company employed Tanuja Murray, daughter-in-law of Francis W. Murray. Mrs. Murray holds a law degree and is acting in the capacity of assistant to the Chairman involving the Company's exploration of gaming related business opportunities. Mrs. Murray earns $60,000 per year in addition to the regular employee benefits paid by the Company.

     On July 7, 2004, the Company entered into a five-year charter of two vessels, the Palm Beach Princess and the Empress II, under the terms described in Part I, Item I above under the caption, PDS Transactions. The vessels are chartered to us by PBMC and Palm Beach Empress, Inc. Mr. Murray is sole owner of PBMC and a 50% owner of Palm Beach Empress, Inc. (See Note 24 to our financial statements.)

Item 14. Principal Accountant Fees and Services.

     The following table presents fees for professional audit services rendered by Stockton Bates, LLP for the audit of the Company's annual financial statements and fees billed for other services rendered by Stockton Bates for the last two fiscal years.

     The Audit Committee, consisting of the full Board of Directors, approved in advance audit and non-audit services performed by the Company's independent auditor. The Audit Committee considers Stockton Bates, LLP to be well qualified to serve as the independent public accountants of the Company.

                                            -----------------------
                                               Year Ended June 30,
                                            -----------------------
                                              2004           2003
                                              ----           ----
Audit fees excluding audit related fees $    55,000     $   37,352
Audit related fees (1)                  $     8,925     $    7,600
                                           ---------      ---------
Total audit and audit related fees           63,925         44,952

Tax related fees                             15,000          8,110
All other fees (3)                            6,472         10,792
                                           ---------      ---------
Total fees                              $    85,397     $   63,854
                                           =========      =========

(1) Audit related fees consisted principally of review of our Forms 10-Q for compliance.
(2) Tax fees include tax compliance, planning, research and return preparation services.
(3)  All other fees consisted of fees for other accounting services.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report

     1.   Financial Statements.

        See index to Financial Statements at Item 8 on page 30 of this report.

     2.   Financial Statement Schedules.

        See index to Financial Statements at Item 8 on page 30 of this report.

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

        3.4#    Amendment to the Certificate of Incorporation

        10.1 Registration Rights Agreement dated as of May 23, 1997 between the Registrant and CSFB (incorporated by reference to Exhibit
                10.4 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

        10.2*   Employment  Agreement by and between the  Registrant and Francis
                W. Murray dated as of December 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

        10.3 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.4 $10,000,000 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.5 Security Agreement, dated as of November 29, 2000, by and among Realen-Turnberry/Cherry Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.6 Bareboat Charter dated as of April 30, 2001 between Palm Beach Princess. Inc. and Palm Beach Maritime Corp (formerly MJQ Corp) (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
                2001)

      Exhibit
      Number    Description

        10.7 Master Settlement Agreement dated February 22, 2002, among the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan, the Company, and, among others, Palm Beach Maritime Corp.("PBMC") (formerly MJQ Corp.) , Leo Equity Group, Inc., Francis W. Murray, Frank A. Leo and Michael J. Quigley, III. (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
                2002)

        10.8 Purchase and Sale Agreement dated February 22, 2002, between Palm Beach Princess, Inc. and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

        10.9 Stock Purchase Agreement dated February 22, 2002, between the Company and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

        10.10* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and Francis W. Murray. (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

        10.11* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

        10.12* Stock Option granted to Francis W. Murray on January 15, 1997. (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 29, 1997)

        10.13#* Stock Option granted to Frank A. Leo on December 20, 1996.

        10.14 Joint Amended Plan of Reorganization of ITG Vegas, Inc. and Palm Beach Maritime Corp.(PBMC) (formerly MJQ Corp.) (incorporated by reference to Exhibit 2.1 on Form 8-K dated September 22, 2003)

        10.15# Stock Put Agreement dated October 15, 2003 between the Company and the Chapter 11 Trustee for the Bankruptcy Estate of Robert
                E. Brennan.

        10.16 Amended and Restated Bareboat Charter between Palm Beach Princess, Inc. and Palm Beach Maritime Corp.(PBMC) (formerly MJQ Corp.) (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003)

        10.17# Amended Bareboat Charter dated October 15, 2003 between ITG Vegas, Inc. and Palm Beach Maritime Corp.(PBMC) (formerly MJQ Corp.)

        10.18 Guaranty Agreement (Palm Beach Princess Vessel) dated July 6, 2004 made by International Thoroughbred Breeders, Inc., ITG Vegas, Inc. and ITG Palm Beach, LLC in favor of Cruise Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.19 Guaranty Agreement (Empress II Vessel) dated July 6, 2004 made by International Thoroughbred Breeders, Inc., ITG Vegas, Inc. and ITG Palm Beach, LLC in favor of Cruise Holdings II, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

      Exhibit
      Number    Description

        10.20 Guaranty Agreement (Gaming Equipment) dated July 6, 2004 made by Palm Beach Empress, Inc., Palm Beach Maritime Corporation and International Thoroughbred Breeders, Inc. in favor of PDS Gaming Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.21 Bareboat Charter and Option to Purchase of the Casino Cruise Ship Palm Beach Princess dated as of July 6, 2004 among Cruise Holdings I, LLC, Palm Beach Maritime Corporation and Palm Beach Empress, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.22 Master Lease Agreement dated as of July 6, 2004 among Cruise Holdings I, LLC, Palm Beach Maritime Corporation and Palm Beach Empress, Inc., together with Lease Schedule No. 1 thereto (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.23 Sub-Bareboat Charter of the Casino Cruise Ship Palm Beach Princess dated as of July 6, 2004 among Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc. and ITG Palm Beach, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.24 Bareboat Charter and Option to Purchase of the Casino Cruise Ship Empress II dated as of July 6, 2004 among Cruise Holdings II, LLC, Palm Beach Maritime Corporation and Palm Beach Empress, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.25 Master Lease Agreement dated as of July 6, 2004 among Cruise Holdings II, LLC, Palm Beach Maritime Corporation and Palm Beach Empress, Inc., together with Lease Schedule No. 1 thereto (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K dated July 21, 2004

        10.26 Sub-Bareboat Charter of the Casino Cruise Ship Empress II dated as of July 6, 2004 among Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc. and ITG Palm Beach, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.27 Warranty Bill of Sale and Transfer Agreement dated as of July 6, 2004 between ITG Vegas, Inc. and PDS Gaming Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.28 Master Lease dated as of July 6, 2004 among PDS Gaming Corporation, ITG Vegas, Inc. and ITG Palm Beach, LLC, together with Lease Schedules T-3, T-4 and T-5 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.29 Promissory Note of Soffer/Cherry Hill Partners, LP dated June 16, 2004, in the principal amount of $35,842,027 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.30 Agreement dated June 16, 2004, among Orion Casino Corporation, Turnberry/Las Vegas Boulevard., L.L.C. and Turnberry/Las Vegas Boulevard., L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.31 Pledge Agreement dated June 16, 2004, between Raymond Parello and Orion Casino Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.32 Shareholders' Agreement dated June 16, 2004, among Palm Beach Empress, Inc., Raymond Parello and MJQ Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

      Exhibit
      Number    Description

        10.33 Letter Agreement dated June 16, 2004, between Cherry Hill at El Rancho LP and Orion Casino Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        21      Subsidiaries.

        31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------------------------------------
*  Constitutes a management contract or compensation plan.
#   As filed as an exhibit herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bellmawr, New Jersey, this 13th day of October, 2004.

             INTERNATIONAL THOROUGHBRED BREEDERS, INC.


             By:/s/ Francis W. Murray
                -------------------------------------------------------------
                    Francis W. Murray
                    Chairman of the Board, President and Chief Executive Officer

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                               Date
     ---------                -----                               ----

/s/ Francis W. Murray    Chairman of the Board, President     October 13, 2004
----------------------   and Chief Executive Officer
    Francis W. Murray    (Principal Executive Officer)


/s/ Francis W. Murray    Chief Financial Officer              October 13, 2004
----------------------   (Principal Financial and
    Francis W. Murray    Accounting Officer)


/s/ James J. Murray      Director                             October 13, 2004
----------------------
    James J. Murray


/s/ Robert J. Quigley    Director                             October 13, 2004
----------------------
    Robert J. Quigley


/s/ Walter ReDavid       Director                             October 13, 2004
----------------------
    Walter ReDavid

                                                                    Exhibit 31.1


                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francis W. Murray, certify that:

     1. I have reviewed this annual report on Form 10-K of International Thoroughbred Breeders, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: October 13, 2004



Name:  Francis W. Murray
Title: Chief Executive Officer

                                                                    Exhibit 31.2


                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francis W. Murray, certify that:

     1. I have reviewed this annual report on Form 10-K of International Thoroughbred Breeders, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: October 13, 2004



Name:  Francis W. Murray
Title: Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of International Thoroughbred Breeders, Inc., a Delaware corporation (the "Company"), on Form 10-K for the year ended June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), Francis W. Murray, Chief Executive Officer and Chief Financial
Officer of the Company, does hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: October 13, 2004



Name:  Francis W. Murray
Title: Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibit
     Number     Description

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

        3.4 #   Amendment to the Certificate of Incorporation

        10.1 Registration Rights Agreement dated as of May 23, 1997 between the Registrant and CSFB (incorporated by reference to Exhibit
                10.4 to the Registrant's Current Report on Form 8-K dated May 23, 1997).

        10.2 *  Employment  Agreement by and between the  Registrant and Francis
                W. Murray dated as of December 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

        10.3 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.4 $10,000,000 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.5 Security Agreement, dated as of November 29, 2000, by and among Realen-Turnberry/Cherry Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

        10.6 Bareboat Charter dated as of April 30, 2001 between Palm Beach Princess. Inc. and Palm Beach Maritime Corp (formerly MJQ Corp) (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
                2001)

        10.7 Master Settlement Agreement dated February 22, 2002, among the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan, the Company, and, among others, Palm Beach Maritime Corp.("PBMC") (formerly MJQ Corp.) , Leo Equity Group, Inc., Francis W. Murray, Frank A. Leo and Michael J. Quigley, III. (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,
                2002)

        10.8 Purchase and Sale Agreement dated February 22, 2002, between Palm Beach Princess, Inc. and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

        10.9 Stock Purchase Agreement dated February 22, 2002, between the Company and the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

      Exhibit
      Number    Description

        10.10 * Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and Francis W. Murray. (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

        10.11* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

        10.12* Stock Option granted to Francis W. Murray on January 15, 1997. (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 29, 1997)

        10.13#* Stock Option granted to Frank A. Leo on December 20, 1996.

        10.14 Joint Amended Plan of Reorganization of ITG Vegas, Inc. and Palm Beach Maritime Corp.(PBMC) (formerly MJQ Corp.) (incorporated by reference to Exhibit 2.1 on Form 8-K dated September 22, 2003)

        10.15# Stock Put Agreement dated October 15, 2003 between the Company and the Chapter 11 Trustee for the Bankruptcy Estate of Robert
                E. Brennan.

        10.16 Amended and Restated Bareboat Charter between Palm Beach Princess, Inc. and Palm Beach Maritime Corp.(PBMC) (formerly MJQ Corp.) (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003)

        10.17# Amended Bareboat Charter dated October 15, 2003 between ITG Vegas, Inc. and Palm Beach Maritime Corp.(PBMC) (formerly MJQ Corp.)

        10.18 Guaranty Agreement (Palm Beach Princess Vessel) dated July 6, 2004 made by International Thoroughbred Breeders, Inc., ITG Vegas, Inc. and ITG Palm Beach, LLC in favor of Cruise Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.19 Guaranty Agreement (Empress II Vessel) dated July 6, 2004 made by International Thoroughbred Breeders, Inc., ITG Vegas, Inc. and ITG Palm Beach, LLC in favor of Cruise Holdings II, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.20 Guaranty Agreement (Gaming Equipment) dated July 6, 2004 made by Palm Beach Empress, Inc., Palm Beach Maritime Corporation and International Thoroughbred Breeders, Inc. in favor of PDS Gaming Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.21 Bareboat Charter and Option to Purchase of the Casino Cruise Ship Palm Beach Princess dated as of July 6, 2004 among Cruise Holdings I, LLC, Palm Beach Maritime Corporation and Palm Beach Empress, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.22 Master Lease Agreement dated as of July 6, 2004 among Cruise Holdings I, LLC, Palm Beach Maritime Corporation and Palm Beach Empress, Inc., together with Lease Schedule No. 1 thereto (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

      Exhibit
      Number    Description

        10.23 Sub-Bareboat Charter of the Casino Cruise Ship Palm Beach Princess dated as of July 6, 2004 among Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc. and ITG Palm Beach, LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.24 Bareboat Charter and Option to Purchase of the Casino Cruise Ship Empress II dated as of July 6, 2004 among Cruise Holdings II, LLC, Palm Beach Maritime Corporation and Palm Beach Empress, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.25 Master Lease Agreement dated as of July 6, 2004 among Cruise Holdings II, LLC, Palm Beach Maritime Corporation and Palm Beach Empress, Inc., together with Lease Schedule No. 1 thereto (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K dated July 21, 2004

        10.26 Sub-Bareboat Charter of the Casino Cruise Ship Empress II dated as of July 6, 2004 among Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc. and ITG Palm Beach, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.27 Warranty Bill of Sale and Transfer Agreement dated as of July 6, 2004 between ITG Vegas, Inc. and PDS Gaming Corporation (incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.28 Master Lease dated as of July 6, 2004 among PDS Gaming Corporation, ITG Vegas, Inc. and ITG Palm Beach, LLC, together with Lease Schedules T-3, T-4 and T-5 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.29 Promissory Note of Soffer/Cherry Hill Partners, LP dated June 16, 2004, in the principal amount of $35,842,027 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.30 Agreement dated June 16, 2004, among Orion Casino Corporation, Turnberry/Las Vegas Boulevard., L.L.C. and Turnberry/Las Vegas Boulevard., L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.31 Pledge Agreement dated June 16, 2004, between Raymond Parello and Orion Casino Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.32 Shareholders' Agreement dated June 16, 2004, among Palm Beach Empress, Inc., Raymond Parello and MJQ Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.33 Letter Agreement dated June 16, 2004, between Cherry Hill at El Rancho LP and Orion Casino Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        21      Subsidiaries.

      Exhibit
      Number    Description

        31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------------------------------------
*  Constitutes a management contract or compensation plan.
#   As filed as an exhibit herewith

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

ITB Management, Inc.                                         New Jersey

International Thoroughbred Gaming Development Corporation    New Jersey

ITG - Brazil, Inc.                                           Delaware

ITG - Venezuela, Inc.                                        Delaware

Olde English Management Co., Inc.                            New Jersey

Orion Casino Corporation                                     Nevada

Palm Beach Princess, Inc.(merged into ITGV 1/2/03)           Delaware

ITG Vegas, Inc                                               Nevada

South America Thoroughbred Company, LLC                      Delaware

ITG Peru, LLC                                                Delaware

Premier Lottery Co., LLC                                     Delaware

Palm Beach Entertainment, Inc.                               Delaware

ITB Realty, Inc.                                             Florida

GMO Travel, Inc.                                             Florida

Leo Equity Group, Inc.                                       Florida

Royal Star Entertainment, LLC                                Delaware

ITB Racing, Inc.                                             Delaware

ITG Panama, S. A.                                            Republic of Panama

Riviera Beach Entertainment                                  Delaware