Form 10-Q
period 2004-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2004-11-22
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2004
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  ----------------------------


Commission file number                0-9624
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

       Suite 1300, 1105 N. Market Street, Wilmington, Delaware 19899-8985
--------------------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                  (302)427-7599
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No
                                             ---  ---
     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act.) Yes    No X
                                               ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                           Outstanding at November 15, 2004
------------------------------              --------------------------------
Common Stock, $ 2.00 par value                        10,565,202 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                  for the Three Months ended September 30, 2004
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                      PAGE
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

    Consolidated Balance Sheets
             as of September 30, 2004 and June 30, 2004................1-2

    Consolidated Statements of Operations
             for the Three Months ended
             September 30, 2004 and 2003...............................3

    Consolidated Statement of Stockholders' Equity
             for the Three Months ended September 30, 2004.............4

    Consolidated Statements of Cash Flows
             for the Three Months ended
             September 30, 2004 and 2003...............................5

Notes to Consolidated Financial Statements.............................6-25

    Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............26-31

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.31

    Item 4.  Controls and Procedures...................................31

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings.........................................32
    Item 2. Unregistered Sales of Equity Securities and Use of
             Proceeds..................................................32
    Item 6. Exhibits ..................................................32

SIGNATURES.............................................................33

CERTIFICATIONS.........................................................34

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2004 AND JUNE 30, 2004

                                     ASSETS

                                                       September 30,
                                                           2004        June 30,
                                                       (UNAUDITED)      2004
                                                      ------------  ------------
CURRENT ASSETS:
     Cash and Cash Equivalents                       $  4,006,769  $  7,508,632
     Accounts Receivable                                  218,815       223,411
     Prepaid Expenses                                     998,244       738,504
     Other Current Assets                                 167,905       153,625
     Assets of Discontinued Operations                    401,548       400,835
                                                      ------------  ------------
        TOTAL CURRENT ASSETS                            5,793,281     9,025,007
                                                      ------------  ------------


VESSELS, EQUIPMENT & LIVESTOCK:
     Vessel - Palm Beach Princess                      17,500,000             0
     Leasehold Improvements - Port of Palm Beach          913,394       913,394
     Equipment                                          1,931,502     2,217,322
     Livestock                                            275,971             0
     Vessel Not Placed in Service - Empress II          3,407,602             0
     Vessel Not Placed in Service - Royal Star          2,092,691     1,321,494
                                                      ------------  ------------
                                                       26,121,160     4,452,210
     LESS: Accumulated Depreciation and Amortization    1,167,340       916,186
                                                      ------------  ------------

        TOTAL VESSEL, EQUIPMENT & LIVESTOCK - NET      24,953,820     3,536,024
                                                      ------------  ------------



OTHER ASSETS:
     Notes Receivable                                  14,578,651    14,778,651
     Mortgage Contract Receivable - Related Party               0    13,750,000
     Deposits and Other Assets - Related Parties        7,920,975     8,410,940
     Deposits and Other Assets - Non-Related Parties    1,293,582       334,975
     Spare Parts Inventory                                963,543       978,119
                                                      ------------  ------------
        TOTAL OTHER ASSETS                             24,756,752    38,252,685
                                                      ------------  ------------


TOTAL ASSETS                                         $ 55,503,852  $ 50,813,716
                                                      ============  ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2004 AND JUNE 30, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,
                                                        2004          June 30,
                                                     (UNAUDITED)       2004
                                                   -------------   -------------
CURRENT LIABILITIES:
     Accounts Payable                            $      933,179  $    1,104,721
     Accrued Expenses                                 2,379,607       2,169,197
     Short-Term Debt                                    156,772       4,186,012
     Deferred Interest - Short-Term                     508,391         514,440
     Vessel Lease Payable - Current Portion             879,238               0
     Short-Term Debt - Related Parties                  183,164         183,164
     Liabilities of Discontinued Operations             313,198         310,798
                                                   -------------   -------------
        TOTAL CURRENT LIABILITIES                     5,353,549       8,468,332
                                                   -------------   -------------

LONG-TERM LIABILITIES:
     Vessel Lease Payable - Long Term Portion        13,120,762               0
     Long-Term Debt - Net of Current Portion             41,396       4,095,827
     Deferred Interest - Long-Term                    2,082,341       1,957,920
     Long-Term Debt - Related Parties                   206,026         285,649
                                                   -------------   -------------
        TOTAL LONG-TERM LIABILITIES                  15,450,525       6,339,396
                                                   -------------   -------------

DEFERRED INCOME                                       1,630,815       5,439,951

COMMITMENTS AND CONTINGENCIES                              -               -


STOCKHOLDERS' EQUITY:
     Series A Preferred Stock, $100 Par Value,
      Authorized 500,000 Shares, 362,489
      Issued and Outstanding                         36,248,875      36,248,875
     Common Stock, $2 Par Value, Authorized
      25,000,000 Shares,Issued, 11,480,279, and
      Outstanding,10,565,202 and 7,802,134,
      respectively                                   22,960,557      22,960,557
     Capital in Excess of Par                        20,191,982      20,191,982
     (Deficit) (subsequent to June 30, 1993,
      date of quasi-reorganization)                 (45,869,497)    (46,989,638)
                                                   -------------   -------------
                                                     33,531,917      32,411,776
     LESS:
     Treasury Stock, 915,077 and 3,678,146
      Shares, respectively, at Cost                    (457,538)     (1,839,073)
     Deferred Compensation, Net                          (5,416)         (6,666)
                                                   -------------   -------------
        TOTAL STOCKHOLDERS' EQUITY                   33,068,963      30,566,037
                                                   -------------   -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   55,503,852  $   50,813,716
                                                   =============   =============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                                 September 30,
                                                          ---------------------------
                                                              2004           2003
                                                          -----------    ------------
OPERATING REVENUES:
     Gaming                                             $   5,329,507   $  6,494,687
     Fare                                                     540,665        655,371
     On Board                                                 411,328        425,099
     Other                                                     96,822         42,911
                                                          ------------   ------------
        NET OPERATING REVENUES                              6,378,322      7,618,068
                                                          ------------   ------------

OPERATING COSTS AND EXPENSES:
     Gaming                                                 2,114,088      2,079,617
     Fare                                                     960,198        713,754
     On Board                                                 211,113        195,241
     Maritime & Legal Expenses                              1,467,781      1,749,269
     General & Administrative Expenses                      1,002,647        877,145
     General & Administrative Expenses - Parent               427,583        329,593
     Development Costs                                        524,814         25,355
     Depreciation & Amortization                              398,879        135,283
     ITG Vegas Bankruptcy Costs                                 1,546        258,562
                                                          ------------   ------------
        TOTAL OPERATING COSTS AND EXPENSES                  7,108,649      6,363,819
                                                          ------------   ------------

OPERATING INCOME (LOSS)                                      (730,327)     1,254,249
                                                          ------------   ------------

OTHER INCOME (EXPENSE):
     Interest and Financing Expenses                       (1,011,600)      (500,452)
     Interest and Financing Expenses - Related Party         (155,991)             0
     (Loss) on Impairment of Note Receivable                 (200,000)             0
     Interest Income                                           74,343         68,695
     Interest Income Related Parties                            3,974          3,254
     Other Income                                                 241         50,914
                                                          ------------   ------------
        TOTAL OTHER INCOME (EXPENSE)                       (1,289,033)      (377,589)
                                                          ------------   ------------


INCOME (LOSS) BEFORE TAX PROVISION                         (2,019,360)       876,660
AND EXTRAORDINARY ITEM
     Income Tax (Benefit) Expense                             (42,000)        17,600
                                                          ------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    (1,977,360)       859,060

EXTRAORDINARY ITEM -  Fees charged to related
     parties for Master Settlement Agreement ( Note 12),
     less income tax of $440,000.                           3,560,000              0
                                                          ------------   ------------

NET INCOME                                              $   1,582,640   $    859,060
                                                          ============   ============

NET BASIC INCOME PER COMMON SHARE                       $        0.16   $       0.10
                                                          ============   ============

NET DILUTED INCOME PER COMMON SHARE                     $        0.15   $       0.10
                                                          ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Basic                               9,718,796      8,252,133
                                                          ============   ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Diluted                            10,258,358      8,966,996
                                                          ============   ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                     Preferred                  Common
                                              ------------------------  -------------------------
                                               Number of                 Number of
                                                Shares       Amount       Shares        Amount
                                              ------------  ----------  ------------  -----------
BALANCE - JUNE 30, 2004                           362,489 $ 36,248,875   11,480,279 $ 22,960,557



Shares Issued for Options Granted

Options Issued at Less than Treasury
 Stock Cost                                       ---          ---          ---          ---

Amortization of Deferred Compensation Costs       ---          ---          ---          ---

Net Income for the Three Months Ended
 September 30, 2004                               ---          ---          ---          ---

                                              ------------  ----------  ------------  -----------
BALANCE - SEPTEMBER 30, 2004                      362,489 $ 36,248,875   11,480,279 $ 22,960,557
                                              ============  ==========  ============  ===========

                                               Capital                        Treasury      Deferred

                                              in Excess                         Stock        Compen-
                                                of Par        (Deficit)        At Cost       sation           Total
                                              ------------ ----------------  ------------  ------------  ----------------
BALANCE - JUNE 30, 2004                       $20,191,982   $  (46,989,638) $ (1,839,073) $     (6,666)  $    30,566,037



Shares Issued for Options Granted                                                919,035                         919,035

Options Issued at Less than Treasury
 Stock Cost                                      ---              (462,500)      462,500       ---                     0

Amortization of Deferred Compensation Costs      ---             ---             ---             1,250             1,250

Net Income for the Three Months Ended
 September 30, 2004                              ---             1,582,641       ---           ---             1,582,641

                                              ------------ ----------------  ------------  ------------  ----------------
BALANCE - SEPTEMBER 30, 2004                  $20,191,982   $  (45,869,497) $   (457,538) $     (5,416)  $    33,068,963
                                              ============ ================  ============  ============  ================

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                         September 30,
                                                                  --------------------------
                                                                      2004          2003
                                                                  ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     INCOME BEFORE DISCONTINUED OPERATIONS                      $   1,582,640  $    859,060
     Adjustments to reconcile income to net cash provided by
      operating activities:
        Depreciation and Amortization                                 398,879       135,283
        Impairment of Note                                            200,000             0
        Increase in Defferred Income                                  190,863             0
        (Decrease) in Deferred Income - Related Parties            (4,000,000)            0
        Changes in Operating Assets and Liabilities -
         (Increase) in Restricted Cash & Investments                        0    (1,294,048)
         Decrease (Increase) in Accounts Receivable                     4,596        (5,138)
         (Increase) in Other Assets                                   (14,278)      (26,130)
         (Increase) in Prepaid Expenses                              (259,740)     (321,337)
         Increase in Accounts Payable and Accrued Expenses            298,865        57,120
                                                                  ------------   -----------
     CASH (USED BY) OPERATING ACTIVITIES BEFORE
      DISCONTINUED OPERATIONS                                      (1,598,175)     (595,190)
     CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                 2,400         2,400
                                                                  ------------   -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                     (1,595,775)     (592,790)
                                                                  ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase and Improvements of Vessels                           (4,472,494)            0
    Loans Paid by Related Parties                                   3,522,538             0
    Capital and Livestock Expenditures                               (571,284)     (179,320)
    (Increase) Decrease in Other Investment Activity                  (64,911)      428,858
                                                                  ------------   -----------
     CASH (USED IN) INVESTING ACTIVITIES
      BEFORE DISCONTINUED INVESTING ACTIVITIES                     (1,586,151)      249,538
     CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                     0             0
                                                                  ------------   -----------
     NET CASH (USED IN) INVESTING ACTIVITIES                       (1,586,151)      249,538
                                                                  ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments on Short Term Notes                             (6,029)     (141,834)
    Principal Payments on Loans to Related Parties                   (313,195)            0
    Decrease in Balances Due to/From Discontinued Subsidiaries          1,687         2,438
                                                                  ------------   -----------
     CASH (USED IN) FINANCING ACTIVITIES
      BEFORE DISCONTINUED FINANCING ACTIVITIES                       (317,537)     (139,396)
     CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                  (1,687)       (2,438)
                                                                  ------------   -----------
     NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES             (319,224)     (141,834)
                                                                  ------------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (3,501,150)     (485,086)
          LESS CASH AND CASH EQUIVALENTS  FROM
            DISCONTINUED OPERATIONS                                      (713)           37
     CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD           7,508,632     6,123,641
                                                                  ------------   -----------
     CASH AND CASH EQUIVALENTS AT END OF THE PERIOD             $   4,006,769  $  5,638,592
                                                                  ============   ===========

     Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
        Interest                                                $     654,862  $    303,415
        Income Taxes                                            $           0  $          0




See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - ITG Vegas, Inc. ("ITGV") is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     During the quarter, we re-entered the equine business for which the Company was originally established. We currently own several horses of different ages. Some are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive after completion of training.

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

     (E) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense consists of the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the three months ended September 30, 2004, the amortized expense was $43,373. For the three months ended September 30, 2003, there were no amortized expenses associated with a dry dock period.

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

     (F) Net Assets of Discontinued Operations - At September 30, 2004 and 2003, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Net Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

     (G) Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     (M) Deferred Income - The gain from the sale of our Garden State Park property on November 28,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2000 in the amount of $1,439,951 has been deferred until such time as the note receivable on the sale has been collected. In connection with the PDS Transaction we have deferred the gain on the sale of equipment of $190,863 over the term of the equipment lease. The deferred income recorded as of June 30, 2004 included fees charged to Leo Equity Group, Inc. in the amount of $3,000,000 and to Palm Beach Maritime Corp. (formerly MJQ Corp.) in the amount of $1,000,000 in connection with the final settlement with the Brennan Trustee. These amounts were deferred until the current quarter of Fiscal 2005 when we received payment for these charges.

     (N) Net Income per Common Share -Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the quarter. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

     (O) Capitalized Interest - during the quarter we capitalized interest payments made under the Empress II sublease in the amount of $280,645. The interest payments will be capitalized until the vessel is placed in service, estimated to be during our third fiscal quarter, beginning on January 1, 2005.

(2)  PDS TRANSACTION

     On July 7, 2004, the Company and its subsidiaries ITG Vegas, Inc. ("ITG Vegas") and ITG Palm Beach, LLC ("ITGPB") and its affiliates Palm Beach Maritime Corporation ("PBMC") (formerly MJQ Corp.) and Palm Beach Empress, Inc.("PBE") closed on a series of related transactions (the "PDS Transactions") pursuant to which PBMC sold and then leased back the casino cruise ship Palm Beach Princess ("Princess"), PBE leased (as lessee) the casino cruise ship Empress II ("Empress"), ITG Vegas and ITGPB obtained long-term charters to operate, and options to purchase, the Princess and Empress. By way of these sales/lease transactions, PBMC, ITG Vegas and the Company were able to extinguish their joint debts. ITG Vegas's investment in the Ship Mortgage Note, described below, was converted into an investment in the options to purchase the two vessels.

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

     Sale-Leaseback of the Princess. Prior to the closing of the PDS Transactions (the "Closing"), the Princess was owned by PBMC. On May 13, 1999, PBMC issued to Cambridge Capital Group, Inc. a note in the original principal amount of $12,000,000 (the "Ship Mortgage Note"), which was subsequently acquired by Donald F. Conway, as Chapter 11 Trustee of the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee"). The Ship Mortgage Note was secured by a Second Naval Mortgage over the Princess (which became a first priority mortgage when obligations secured by the first mortgage were paid) (the "Ship Mortgage"). Pursuant to a Purchase and Sale agreement dated February 22, 2002, ITG Vegas agreed to purchase the Ship Mortgage Note and Ship Mortgage from the Brennan Trustee for a purchase price of $13,750,000 (the "Purchase Obligation"). In addition, the Company was indebted to the Brennan Trustee in

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

connection with the Company's repurchase of 3,678,145 shares of its common stock (the "ITB Obligation"). As of Closing, the aggregate outstanding amount of the Purchase Obligation and ITB Obligation was $7,916,451.71, for all of which PBMC, ITG Vegas and the Company were jointly and severally liable. At the Closing, Cruise Holdings I, LLC ("Cruise I"), a subsidiary of PDS Gaming Corporation ("PDS"), purchased the Princess from PBMC for $14,000,000; $7,916,451.71 of which was paid by PBMC directly to the Brennan Trustee to satisfy the Purchase Obligation and ITB Obligation.

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

     The Princess Charter includes an option for PBMC to purchase the Princess at the end of the term and is structured such that the monthly charter hire payments under the Princess Charter will reduce the purchase price for the Princess to zero in five years (assuming there are no payment defaults) and title will automatically pass to PBMC at (or, if Cash Flow Sweep payments are made, before) the end of the term of the Princess Charter.

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

     Acquisition of the Empress. On March 1, 2004, PBE entered into an agreement to purchase the vessel known as the M/V Empress II (the "Empress Sale Agreement") from Empress Joliet Corporation at a purchase price of $3,800,000. The Empress requires approximately $8,500,000 of alterations, retrofits and improvements to prepare it for use as a casino cruise ship, a portion of which in the amount of $2,880,652 will be paid for by ITG Vegas. At Closing, PBE assigned to Cruise Holdings II, LLC ("Cruise II"), a subsidiary of PDS and affiliate of Cruise I, all of its rights, title and interest in and to the Empress Sale Agreement, and the sum of $6,000,000 was deposited in a blocked account to be used to pay costs of the alterations, retrofit and improvements of the Empress. Such deposit was funded to the extent of $2,880,652 by ITG Vegas.

     Also at Closing, Cruise II entered into a Bareboat Charter and Option to Purchase (the "Empress Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Empress Master Lease") to charter and lease the Empress to PBMC and PBE for a period of five years. The charter hire is $82,695 for the first 12 months (equivalent to interest only on a $6 million capital lease obligation) and $171,702.54 for the remaining term (amortizing the capital lease obligation over the next four years) of the Empress Charter. In addition, PBMC and PBE are required to make annual Cash Flow Sweep payments (equivalent to mandatory prepayments of principal) based on the EBITDAR from operation of the Princess and Empress as described in respect of the Princess Charter above.

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

     PBMC and PBE also entered into a Sub-Bareboat Charter (the "Empress Sub-Charter") at Closing to charter the Empress to ITG Vegas and ITGPB for a five year period. ITGPB plans to operate the Empress as a casino cruise business from the Port of Palm Beach, with ITG Vegas having joined in the Sub-Bareboat Charter in order to be jointly and severally liable with ITGPB for charter hire thereunder. The charter hire payable by ITG Vegas and ITGPB under the Empress Sub-Charter is $100,000 per month ($1.2 million per year) plus one percent (1%) of the gross operating revenues of the Empress. Under the Empress Sub-Charter, PBE granted to ITG Vegas and ITGPB an option to purchase PBE's right to acquire the Empress at the end of the term, for an exercise price equal to the appraised value of the Empress, to be determined upon the retrofitting and refurbishment of the Empress, to which certain amounts are to be credited as described below (The "Empress Purchase Option"). As consideration for the Empress Purchase Option, ITG Vegas will make Cash Flow Sweep payments on the same terms as PBMC and PBE are required to make such payments under the Empress Charter (and effectively will make such payments directly to Cruise II on behalf of PBMC and PBE to the extent any such payments are due). As further consideration for the Empress Purchase Option, ITG Vegas and ITGPB are to make payments of $82,695 per month for the first 12 months and $171,702.54 for the remaining term of the Empress Sub-Charter (i.e., the same amounts as the charter hire payable by PBMC and PBE under the Empress Charter) (the "Empress Additional Payments"). If ITG Vegas and ITGPB fail to make any Empress Additional Payments when due, PBE may terminate the Empress Purchase Option. Upon exercise of the Empress Purchase Option, ITG Vegas and ITGPB will be entitled to credits against the exercise price of the Empress Purchase Option for (i) ITG Vegas's investment in the Ship Mortgage Note (except to the extent credited toward payment of the exercise price for the purchase option on the Princess under the Princess Sub-Charter, described above), plus (ii) the amounts of costs for the retrofit and

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

improvements to the Empress which are paid by ITG Vegas or ITGPB plus (iii) the aggregate amount of all Cash Flow Sweep payments made under the Empress Sub-Charter, plus (iv) the portion of the Empress Additional Payments made for the 13th month through the 60th month of the term of the Empress Sub- Charter which would be considered principal payments if such Additional Payments were payments of principal and interest on a loan of $6,000,000 amortized over 48 months at an interest rate of 16.54%. In addition, the exercise price for the assignment option may be offset by any debts owing by PBMC to ITG Vegas and/or ITGPB.

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

     Limitation on Upstream Payments to the Corporation. Upstream payments by ITG Vegas to the Company are limited under the Princess Sub-Charter and Empress Sub-Charter. If the "YTD Result" (defined as 10/12ths of annualized EBITDAR from operation of the two vessels) is greater than $8,000,000 at the end of any of the first three fiscal quarters or EBITDAR from operation of the two vessels is greater than $8,000,000 at the end of any fiscal year, and if ITG Vegas and ITGPB have made all payments due under the Princess Sub-Charter and Empress
Sub-Charter, ITG Vegas may make (i) tax sharing payments to the Company (payments equal to the federal income tax savings to ITG Vegas resulting from its inclusion in the Company's consolidated group for federal income tax purposes) including any tax sharing payments previously deferred as a result of the limitation under the Princess Sub-Charter or Empress Sub-Charter, and (ii) other payments to the Company in an amount which, together with charter hire payments in excess of $100,000 per month to PBMC and PBE for the two vessels, shall not exceed $200,000 per month (a "Restricted Payment"). If ITG Vegas is prohibited from making any Restricted Payment for any month, once such payments are again allowed, such Restricted Payment may be made to the Company, provided that the total amount of Restricted Payments paid by ITG Vegas to the Company, PBMC and PBE in any twelve- month period may not exceed $2,400,000.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(3)  DESCRIPTION OF LEASING ARRANGEMENTS

     As described in the footnote above, on July 7, 2004 the Company and several of its subsidiaries entered into sub charter transactions for two vessels and lease transactions for equipment to be placed on the vessels. The sub charter for the Palm Beach Princess, which is currently in service, will be accounted for as a capital lease and the lease for the gaming equipment currently aboard the vessel and the lease for new gaming equipment will be accounted for as an operating lease.

     Principal payments made will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. Depreciation expense will be recorded for the Palm Beach Princess using an estimated useful life of 20 years. Sub charter fees of $50,000 per month plus 1% of gross revenues of the Palm Beach Princess will be expensed as incurred.

     The transaction also included the sub charter of the Empress II and a lease for gaming equipment aboard the vessel. PDS has placed $6 million in a reserve account which included $2,880,652 of our funds for the improvements to be made to the Empress II. When such improvements are completed the vessel will be appraised and the accounting treatment for the transactions will be determined at that time. Sub charter fees of $100,000 per month plus 1% of gross revenues of the Empress II will be expensed as incurred. The gaming equipment lease will be accounted for as an operating lease. Interest payments made on the Empress II sub- lease and payments made for the charter hire fees will be capitalized until the vessel is placed in service.

     Vessels, plant and equipment at September 30, 2004 include the following amounts for capitalized leases:


       Vessel, Palm Beach Princess       $   17,500,000
       Less: allowance for depreciation       (201,923)
                                           ------------
       Capital Leases                    $   17,298,077
                                           ============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2004:

Period ending September 30,
                         2005               $      3,528,526
                         2006                      5,661,154
                         2007                      5,661,154
                         2008                      5,661,154
                         2009                      4,717,628
                                               -------------
Total minimum lease payments                $     25,229,616
Less: amount representing interest              (11,229,616)
                                               -------------
Present value of net minimum lease payment  $     14,000,000
                                               =============

     Operating Leases

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2004:

Period ending September 30,
                         2005               $      1,038,098
                         2006                      1,362,147
                         2007                      1,135,122
                                               -------------
Total minimum lease payments                $      3,535,367
                                               =============


(4)  ITG VEGAS, INC. CHAPTER 11 PLAN OF REORGANIZATION

     On January 3, 2003, ITG Vegas, Inc. ("ITG Vegas"), our subsidiary operating the Palm Beach Princess, and Palm Beach Maritime Corp.("PBMC") (formerly MJQ Corp.), which owned the Palm Beach Princess vessel, an entity owned by Francis
W. Murray, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition did not cover the Parent company, ITB, nor any other of ITB's subsidiaries. The Palm Beach Princess continued to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We had previously entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee") the promissory note of Palm Beach Maritime Corp. for $13.75 million. We did not have funds necessary to complete that purchase by January 6, 2003, the date required for payment of the balance of such purchase price. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITG Vegas (together with Palm Beach Maritime Corp) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     On September 12, 2003, the Bankruptcy Court issued an order confirming the Amended Joint Chapter 11 Plan of Reorganization in the Chapter 11 cases of ITG Vegas, Inc. and Palm Beach Maritime Corp. (ITG Vegas, Inc. and Palm Beach Maritime Corp. being hereinafter called the "Debtors"). The Plan was a plan of reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code which was jointly proposed by the Debtors. As of October 15, 2003, the effective date of the Plan, all claims, debts, liens, security interests and encumbrances of and against the Debtors and against all property of their respective bankruptcy estates, which arose before confirmation, were discharged, except as otherwise provided in the Plan or confirmation order. Post-confirmation, each of the Debtors continued as reorganized debtors.

     With the consummation of the PDS Transactions described above in Note 2, all of our and the Debtors' indebtedness to the Brennan Trustee was paid in full.

     On July 17, 2004, the Bankruptcy Court issued a final decree closing the Debtors' Chapter 11 cases.

(5)  NOTES RECEIVABLE

     (A)  Second Cherry Hill Note

     A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a promissory note in the face amount of $23,000,000 (the "Las Vegas Note"). The interest rate under such note was to be adjusted from time to time since the interest actually payable would have been dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer had received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash would have been paid to us. We were to have received payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which was to have occurred on the 30th anniversary of our purchase of the note. We had the option to convert the promissory note into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note was to be converted into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance. Fair value and the collectability of this note was determined by a real estate appraisal completed in July, 2003 for a bank in anticipation of financing for Turnberry.

     On June 16, 2004, the Company consummated the sale of the Las Vegas Note. The purchaser of the Las Vegas Note was Cherry Hill at El Rancho LP (the "Buyer"), a limited partnership which is affiliated with the maker of the Las Vegas Note.

     In exchange for the Las Vegas Note, the Company received cash payments from the Buyer of $2.8 million, a non-recourse loan from Turnberry Development, LLC, an affiliate of the Buyer, in the amount of $5 million and a promissory note issued by Soffer/Cherry Hill Partners, L.P. ("Cherry Hill Partners"), another affiliate of the Buyer, in the principal amount of $35,842,027 (the "Second Cherry Hill Note"). The principal amount of the Second Cherry Hill Note equals the difference between the unpaid principal plus all accrued and unpaid interest (at 22%) under the Las Vegas Note, less the $2.8 million in purchase price payments and $5 million non-recourse loan paid to the Company. As further consideration, the Company received the right to use aircraft owned or leased by the Buyer or its affiliates, for up to 64 hours in total, which the Company valued at approximately $224,000.

     The Company is not liable for repayment of the principal of the $5 million loan included in the foregoing consideration. However, the Company is obligated to pay interest and fees on such loan aggregating

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

$600,000 per year ($50,000 per month) for five (5) years.

     The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that both generally are payable prior to maturity only from distributable cash of the maker. The Las Vegas Note was payable prior to maturity from distributable cash of the entity which had purchased, in May of 2000, the real property (the "El Rancho Property") previously owned by our Orion Casino Corporation subsidiary in Las Vegas, Nevada, which had been the site of the former El Rancho Hotel and Casino. Since the maker of the Las Vegas Note has not yet finalized plans for development of that property, the time at which the Company might have received payments under the Las Vegas Note (had it not been sold) remained uncertain. The obligor under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, was delayed as a result of community opposition to certain elements of the development plan, and, while the Company believes that the development plan is now moving forward, the timing and amount of profits there also remain uncertain. The Company already holds a promissory note in the face amount of $10 million, received from the purchaser of Garden State Park in connection with the sale of such real property, which the Company expects will be fully paid in time. While the Company expects that note to be fully paid, it is not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, the Company has written down the Second Cherry Hill Note (defined above) on its books. The interest portion of the Las Vegas Note amounting to approximately $20,866,000 has never been included as income on the Company's books, therefore the interest capitalized under the Second Cherry Hill Note is not subject to a write down. The remaining portion of the Second Cherry Hill Note has been written down to $4,578,651 which resulted in an impairment charge of the new note of $12,786,589, recorded in the 4th quarter of the Company's June 30, 2004 fiscal year and an additional impairment charge of $200,000 recorded during the quarter ended September 30, 2004. The Company had previously recorded deferred income of $2,786,589 on the original sale of the El Rancho property in May, 2000, which amount was used to reduce the impairment charge to $10,000,000 at June 30, 2004. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated that its share of proceeds from the sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. If a sale does not occur prior to July 31, 2005 it is anticipated that the Company will take an additional impairment write down against the Cherry Hill Note of approximately $300,000 in this fiscal year ending June 30, 2005.

     The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the Buyer, in the Palm Beach Empress, Inc., representing fifty percent (50%) of the stock in that company. Palm Beach
Empress, Inc. is an entity formed to acquire a second vessel which will be chartered to a subsidiary of the Company, and the Company expects to operate that second vessel as a casino cruise ship, similar to the operation of the casino "cruise to nowhere" business conducted by a subsidiary of the Company since April of 2001. The other fifty percent (50%) of the stock in Palm Beach Empress, Inc. is owned by PBMC, a corporation owned by Francis W. Murray, the Company's Chief Executive Officer. PBMC presently owns and charters to a subsidiary of the Company the Palm Beach Princess vessel, the operation of which is the Company's primary operating business.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                September 30, 2004    June 30, 2004
                                ------------------   --------------
Long-Term Lease Deposits     $             293,695 $              0
Long-Term Prepaid Loan Costs               664,912                0
Port Lease Rights                          250,000          250,000
Other Misc. Assets                          84,975           84,975
                                ------------------   --------------
         Total               $           1,293,582 $        334,975
                                ==================   ==============


(7)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES - NET

     The following items are classified as Deposits and Other Assets - Related Party Transactions (See Note 22):

                                                             September 30, 2004      June 30, 2004
                                                             ------------------     ------------
Loans to the Ft Lauderdale Project (OC Realty, LLC)        $        2,034,405    $     2,034,405

Loan Transferred from Golf Course Project to
 OC Realty, LLC                                                       735,584            735,584

Accrued Interest on Loans to the Ft. Lauderdale Project
(OC Realty, LLC)                                                    1,270,624            911,350

Purchase Option Deposits on Vessels                                 3,686,416                  0

Advances to PBMC                                                            0            616,534

Goodwill on Purchase of GMO Travel                                    193,946            193,946

Note Receivable from Francis W. Murray                                      0          2,600,749

Deposits on new lease for M/V Palm Beach Princess and the
Empress II Palm Beach Maritime Corp.("PBMC") (formerly
MJQ Corp.)                                                                  0            880,783

Accounts Receivable from Francis W. Murray                                  0             32,751

Loans to Francis W. Murray                                                  0             93,000

Accrued Interest Transferred from Golf Course Project to
OC Realty, LLC                                                              0            287,327

Accounts Receivable from Frank Leo                                          0             24,512
                                                               --------------      -------------
         Total Deposits and Other Assets - Related Parties $        7,920,975    $     8,410,941
                                                               ==============      =============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(8)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                               September 30, 2004                        June 30, 2004
                                           Interest %  -----------------------------------    -----------------------------------
                                           Per Annum       Current            Long-Term           Current            Long-Term
                                           ----------  --------------    -----------------    --------------    -----------------
International Thoroughbred Breeders,
Inc.:
-----------------------------------
Chapter 11 Trustee (the "Brennan
Trustee") for the Bankruptcy Estate of
Robert E. Brennan (A)                            12%  $            -0-  $               -0- $       4,038,838  $         4,024,142

Francis X. Murray (B)                             8%           159,164                  -0-           159,164                  -0-

William H. Warner (B)                            12%            24,000                  -0-            24,000                  -0-

Other                                        Various            34,617                  -0-            25,000                  -0-

ITG Vegas, Inc.:
----------------
International Game Technology (C)                 8%           122,155               41,396           122,174               71,685

Garden State Park:
------------------
Service America Corporation (D)                   6%           160,000                  -0-           160,000                  -0-
                                                        --------------    -----------------    --------------    -----------------
                 Totals                               $        499,936  $            41,396 $       4,529,176  $         4,095,827

Net Liabilities of Discontinued
  Operations - Long Term                                      (160,000)                 -0-          (160,000)                 -0-

Related Party Notes                                           (183,164)                 -0-          (183,164)                 -0-
                                                        --------------    -----------------    --------------    -----------------
Totals                                                $        156,772  $            41,396 $       4,186,012  $         4,095,827
                                                        ==============    =================    ==============    =================

The effective Prime Rate at June 30, 2004 was 4%.

     (A) Balance as of June 30, 2004: In connection with the Plan of Reorganization we became liable for the purchase of the Ship Mortgage Obligation in the amount of $9.75 million and that obligation was combined with the unpaid balance of the Stock Purchase Note, and an additional obligation to purchase 450,000 shares for $225,000, plus accrued interest, for a total amount due the Brennan Trustee of $11,623,414 ("The Payment Obligation"). In connection with the PDS transactions, on July 7, 2004 the outstanding principal balance of $7,744,936 was paid by PBMC directly to the Brennan Trustee to satisfy the Payment Obligation. (See Note 2)

     (B) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at September 30, 2004 was $159,164 and accrued interest was $19,396. In fiscal 2003, we issued promissory notes for $24,000 bearing interest at 12% to William H. Warner, Secretary of the Company. Interest is paid monthly on the note to Mr. Warner. The proceeds from Mr. Murray's and Mr. Warner's notes were used as working capital.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (C) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. At September 30, 2004, the principal balance on the International Game Technology note was $163,551.

     (D) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003. The payments due on December 28, 2002 and 2003 have not been made as of September 30, 2004. We are attempting to negotiate new terms for payment of this obligation, but the creditor may bring an action to collect this debt.

(9)  COMMITMENTS AND CONTINGENCIES

     See Note 2 for additional commitments and contingencies with respect to the PDS Transaction.

     See Note 14 for additional commitments and contingencies of the Company and transactions with related parties.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded an option to purchase 2,000,000 shares of our Common Stock. On January 4, 2003, we began deferring payments of compensation due to Mr. Murray due to a lack of funds resulting from the institution of proceedings by our subsidiary ITG Vegas, under Chapter 11 of the bankruptcy code. In November, 2003 the Company's Board of Directors approved issuance of the Company's Common Stock, valued at $0.50 per share, in exchange for the deferred salary of Mr. Murray. In July, 2004, Mr. Murray elected to receive his salary of $344,865 accrued from January 3, 2003 until November 18, 2003, which had been deferred, in the form of 689,730 shares of the Company's Common Stock. On July 28, 2004 Mr. Francis W. Murray exercised his 2 million options at an exercise price of $0.26875 per share. The Company issued 2 million shares of Treasury stock it held in exchange for proceeds of $537,500. Also on July 28, 2004 the Company issued 689,730 Treasury shares to Mr. Murray in exchange for the deferred salary of $344,865 which occurred from January 3, 2003 until November 18, 2003.

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITG Vegas, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

approximately $750,000. As of June 30, 1999 we had accrued $362,000 and we accrued an additional amount of approximately $388,000 during fiscal 2001 as the scope of the project was further defined. Such accruals were made with the help of the environmental consulting firm engaged by the Company. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $93,600, $200,000, and $323,000 during fiscal years 2000, 2001, 2002 respectively which were charged against the accrued balances. As of September 30, 2004 the accrued balance was $130,398. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. It is unlikely that the Company will receive any insurance reimbursement for our costs of this remediation project.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     On March 1, 2004 we entered into a Dockage Space Agreement between the Company and the City of Riviera Beach for approximately 160 feet of concrete dock space at the City Marina. The term is for one year for a fee of $11,000 per month. The lease is renewable subject to the approval of the City. This Agreement is intended only for the purpose of making available the assigned space for vessels other than a day-cruise gaming ship. Further, the Company understands that in the event it wishes to dock a day-cruise gaming ship that it will be required to enter into a new agreement with the City.

     The PDS Transaction involved, among other things, our chartering a second vessel, the Empress II. We have committed $3,407,602 towards costs of refurbishing and retrofitting the Empress II vessel to date. Start up costs associated with refurbishing and retrofitting the Empress II vessel and placing it in service (including marketing expenses and other soft costs), are expected to amount to approximately $10 million, $6 million of which has been provided for by means of an escrow of our $2,880,652 payment and proceeds of the PDS Transactions. Additional amounts necessary to begin operation of the Empress II vessel are expected to be provided from working capital of our ITG Vegas subsidiary. ITG Vegas' ability to generate sufficient working capital with which to pay such costs may be adversely affected by delays or cost overruns in connection with refurbishing and refitting the Empress II and by weather related and other uncertainties affecting its operations. As indicated by the table below, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributed in part to the arrangement for procurement and refurbishment for a second vessel, the Empress II. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

The following summarizes commitments on non-cancelable contracts and leases as of September 30, 2004:

                                                   Twelve Months Ended September 30,
                                 --------------------------------------------------------------------    There-
                                       2005      2006           2007          2008           2009        after         Total
                                 ----------    -----------    -----------   -----------   -----------   ---------   -------------
Capital Leases - PBP           $  3,528,526  $   5,661,154  $   5,661,154  $  5,661,154  $  4,717,628  $      -0-  $   25,229,616
 Leases - Empress II              1,981,755      3,410,430      3,410,430     3,410,430     3,072,930         -0-      15,285,975
Notes and Mortgages:
   Principal                        684,912            -0-            -0-           -0-           -0-         -0-         684,912
    Interest                         22,475            -0-            -0-           -0-           -0-         -0-          22,475
Deferred Interest Payments          450,000        600,000        600,000       600,000       450,000         -0-       2,700,000
Employee Contracts                  722,884        146,314            -0-           -0-           -0-         -0-         869,198
Operating Leases:
    Casino Equipment              1,038,098      1,362,147      1,135,122           -0-           -0-         -0-       3,535,367
    Administrative & Office         517,317        265,032        122,787        68,018           -0-         -0-         973,154
Purchase Obligations                204,374         61,120         61,006        61,006        61,006     254,190         702,702
Other Long-Term Debt                    -0-        285,649            -0-           -0-           -0-         -0-         285,649
                                 ----------    -----------    -----------   -----------   -----------   ---------   -------------
Total                          $  9,150,341  $  11,791,846  $  10,990,499  $  9,800,608  $  8,301,564  $  254,190  $   50,289,048
                                 ==========    ===========    ===========   ===========   ===========   ==========  =============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(10) LEGAL PROCEEDINGS

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


(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2004, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non- trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we have recorded a $200,000 impairment loss during this current quarter to reflect the estimated current market value of this note. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated that its share of proceeds from the sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. If a sale does not occur prior to July 31, 2005 it is anticipated that the Company will take an additional impairment write down against the Cherry Hill Note of approximately $300,000 in this fiscal year ending June 30, 2005. (See Note 5)

(12) EXTRAORDINARY ITEM

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee") included a final settlement by the Brennan Trustee with numerous parties. Among those parties were Leo Equity Group, Inc., Michael J. Quigley, III and Palm Beach Maritime Corp. ("PBMC") (formerly MJQ Corp.). During the quarter ended March 31, 2002 the Company charged Leo Equity Group $3 million and PBMC $1 million for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Brennan Trustee. Prior to our acquisition of Leo Equity Group, Inc., Leo Equity Group, Inc. assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, in payment of this obligation. We had deferred all income from these transactions until such time as payment was received. During the first quarter of Fiscal 2005 we received payment for the previously deferred income.

(13) TREASURY SHARES

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,146 shares of its Common Stock under the control of the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan. In connection with our Chapter 11 Plan of Reorganization, effective October 15, 2003, we purchased an additional 450,000 shares for $225,000, and the total amount of our debt for the purchases of stock as of October 15, 2003 was $1,873,413 which also includes accrued interest.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Such indebtedness was combined with the obligations to purchase the Ship Mortgage Obligation, and was payable over the next three years together with interest at 12% per annum. On July 7, 2004 the Company paid in full the amount due under the Stock Purchase Agreement. (See Note 2).

     On July 28, 2004 Mr. Francis W. Murray exercised his option to purchase 2 million shares of our Common Stock at an exercise price of $0.26875 per share. The Company issued 2 million shares of Treasury stock it held in exchange for proceeds of $537,500. Also on July 28, 2004 the Company issued 689,730 Treasury shares to Mr. Murray in payment of the deferred salary of $344,865 we owed to him for the period from January 3, 2003 until November 18, 2003. The issuance of shares for deferred salary was approved by the Board of Directors at a time when the market value was $.50 per share.

     On August 31, 2004 the Company issued 73,339 Treasury shares to Robert Quigley in payment of the deferred salary of $36,670 we owed to him for the period from January 3, 2003 until November 18, 2003. The issuance of shares for deferred salary was approved by the Board of Directors at a time when the market value was $.50 per share.


(14) RELATED PARTY TRANSACTIONS

     See  Footnote  2  for  related   party   transactions   regarding  the  PDS
Transaction.

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

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of September 30, 2004, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $911,350 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

amount to $25 to $30 million and third, capital invested by a joint venture partner (which had been expected to be up to $6.5 million) plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project. Fair value and collectability of the original investment of $2,034,405 and accrued interest was determined by the joint venture through projections evidencing our collection upon build out and sale of the project.

     In order to raise the capital with which to proceed in the development of the Ft. Lauderdale property, OC Realty has placed the Ft. Lauderdale property in a joint venture in connection with which the other joint venture partner was to fund up to $6.5 million for development and receive a 50% equity interest. Our loan and participation interest will be payable out of OC Realty's 50% share of distributions after repayment of debt and the new investor's capital investment and 15% annual return thereon. However, the joint venture partner has discontinued its funding for the project. OC Realty has loaned funds to the joint venture to meet its current requirements at a 20% annual interest rate. In addition, OC Realty is in discussions with third parties to replace its joint venture partner and is considering entering into a development agreement with a recognized developer to aid the marketability of the project, however, such arrangements will vary from the arrangements cited above with its prior 50% joint venture. The Company has assessed the collectability of the advances made to OC Reality based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's inventory or units will be more than adequate to meet its obligations including our outstanding notes payable.

     At a meeting of the Board of Directors of the Company held on June 29, 2004 the board authorized reimbursement to Francis W. Murray for tax consequences he would incur as a result of the PDS Transaction. The amount and form of such reimbursement will be determined by the full board of directors when data as to such tax consequences becomes available.

     On July 7, 2004, the Company entered into a five-year charter of two vessels, the Palm Beach Princess and the Empress II, under the terms described in footnote 2 above. The vessels are chartered to us by PBMC and Palm Beach Empress, Inc. Mr. Murray is sole owner of PBMC and a 50% owner of Palm Beach Empress, Inc. (See Note 2.)

     During the quarter, the Company re-entered the equine business for which the Company was originally established and purchased several horses of different ages. The Company has committed to purchasing several horses, the majority being one and two year olds, from Francis W. Murray at prices to be determined by a current appraisal of their values. Payment for such horses will only be made out of profits realized from the horses purchased from Mr. Murray, if any. Effective September 1, 2004, the Company has taken over the stabling and training costs for these horses previously owned by Mr. Murray. It is our plan to bring these horses into racing if we consider them competitive following the training period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in the Company's Annual Report on Form 10-K, filed for the year ended June 30, 2004, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

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

Background

     The Company, through its wholly owned subsidiary, operates an offshore gaming vessel, the M/V Palm Beach Princess which we sub charter. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the state territorial water's limits, engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, including dining, music and other entertainment as well as casino gaming. We are expanding that line of business, for which on July 7, 2004 we entered into a sub bareboat charter for a second vessel, the Empress II. After refurbishing and retrofitting that vessel, we expect to place the Empress II in service, during our 3rd fiscal quarter which begins in January, 2005. The Empress II will be berthed and operated from the Port of Palm Beach.

     On July 7, 2004 the Company and several of our subsidiaries entered into a sub bareboat charter and equipment lease transaction for the purpose of operating and acquiring the vessels Palm Beach Princess and the Empress II. The Palm Beach Princess sub charter is being accounted for as a capital lease. The accounting treatment for the Empress II sub charter will be determined after completion of improvements and appriasal of the vessel. Through these transactions payments were made on our behalf to prepay in full all indebtedness to the Brennan Trustee. (This transaction is more fully disclosed in footnote 2 of the financial statements). We intend to continue to expand our gaming operations by placing the Empress II in operations during our third fiscal quarter and we continue to explore other gaming opportunities both domestically and internationally. During our last fiscal year we purchased a third vessel, M/V Royal Star, however, this ship will need extensive improvements and outfitting before being placed in service. We are currently exploring possible locations from which to operate the vessel and possible financing sources to permit us to make the necessary improvements.

     During the quarter, we re-entered into the equine business for which the Company was originally established. We currently own several horses of different ages. Some are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive after completion of training. We are stabling and training the majority of these horses in New Jersey and in Brazil.

     On January 6, 2003 our subsidiary which operates the Palm Beach Princess filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code because it did not have the funds to complete the purchase of the Ship Mortgage on the Palm Beach Princess. On October 15, 2003 a Plan of Reorganization under Chapter 11 was approved and on July 17, 2004 the court issued a final decree closing the Chapter 11 case.


Liquidity and Capital Resources

     The Company's cash flow from operations is primarily dependent upon the cash flows from our wholly owned subsidiary ITG Vegas ("ITGV")which operates the vessel, M/V Palm Beach Princess.

     ITGV's cash flow from operations of the vessel is seasonal. The period July 1 to December 31 is a seasonably slow period for vessel operations. The period from January 1 to June 30 has been a period of increased activity and profits for the Palm Beach Casino Line operation. Certain of ITGV's operating costs, including leasing and charter fees, fuel costs and wages, are fixed and cannot be reduced when passage loads decrease.

     During the first quarter of Fiscal 2005 our operating business was adversely affected by four hurricanes passing over or near Florida. We suffered materially from the direct effects of hurricanes "Frances" and "Jeanne" that left the area without power, resulting in curfews and limited food, water and life resources. These two storms caused the evacuation of the population in our area, and the four storms further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. Twenty-nine (29) of our daily cruises were cancelled during the period of time that the hurricanes threatened the area and for short periods thereafter. As a result of the seasonably slow period and the hurricanes our revenues and cash flows from operations were materially impacted. Our operating revenue was sufficient to cover operating expenses of the vessel, however, the operating revenues were not sufficient to cover expenses of the Parent Company, other subsidiaries and the interest portion of the lease payments on the Empress II which were capitalized to the cost of the vessel.

     We were able to utilize a portion of the cash received from the sale of the Las Vegas Note which transaction closed in June, 2004, to meet the remainder of our cash needs during the first quarter of fiscal 2005.

     On July 7, 2004 we closed on new financing with PDS Corporation, Palm Beach Maritime Corporation and Palm Beach Empress, Inc., as more fully described in footnote 2 of this Report, and payments were made on our behalf to pay in full all indebtedness to the Brennan Trustee.

     The PDS Transaction involved, among other things, our chartering a second vessel, the Empress II. We have committed $3,407,602 to date towards costs of refurbishing and retrofitting the Empress II vessel. Start up costs associated with refurbishing and retrofitting the Empress II vessel and placing it in service (including marketing expenses and other soft costs) are expected to amount to approximately $10 million, $6 million of which has been provided for by means of an escrow of our $2,880,652 payment and proceeds of the PDS Transactions. Additional amounts necessary to begin operations of the Empress II vessel are expected to be provided from working capital of our ITGV subsidiary. ITGV's ability to generate sufficient working capital with which to pay such costs may be adversely affected by delays or cost overruns in connection with refurbishing and refitting the Empress II and by weather related and other uncertainties affecting its operations. Any delays in commencing the Empress II operations will adversely affect our cash flow because of the continuing costs of carrying the vessel. As indicated by the table below, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributable in part to the arrangement for procurement and refurbishment for a second vessel, the Empress II. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

     In our last fiscal year, the Company purchased the vessel Royal Star. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. Until the amounts due to the Brennan Trustee were paid in full on July 7, 2004, expenditures for improvements were restricted by the Brennan Trustee and we were required to make simultaneous dollar pre-payments to the Brennan Trustee for each dollar spent on improvements. We are currently negotiating with a financial institution to obtain the balance of the funds necessary to make the required improvements and lease or otherwise acquire the gaming equipment to place the ship in service. No assurances can be given that we will be successful in obtaining the necessary additional funds. Delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel.

The following summarizes commitments on non-cancelable contracts and leases as of September 30, 2004:

                                              Twelve Months Ended September 30,
                              ----------------------------------------------------------------     There-
                                 2005          2006          2007         2008         2009        after         Total
                              ----------   -----------   -----------   ----------   ----------    --------     ----------
Capital Leases - PBP        $  3,528,526 $   5,661,154 $   5,661,154 $  5,661,154 $  4,717,628  $      -0-  $  25,229,616
Leases - Empress II            1,981,755     3,410,430     3,410,430    3,410,430    3,072,930         -0-     15,285,975
Notes and Mortgages:
  Principal                      684,912           -0-           -0-          -0-          -0-         -0-        684,912
  Interest                        22,475           -0-           -0-          -0-          -0-         -0-         22,475
Deferred Interest Payments       450,000       600,000       600,000      600,000      450,000         -0-      2,700,000
Employee Contracts               722,884       146,314           -0-          -0-          -0-         -0-        869,198
Operating Leases:
  Casino Equipment             1,038,098     1,362,147     1,135,122          -0-          -0-         -0-      3,535,367
  Administrative & Office        517,317       265,032       122,787       68,018          -0-         -0-        973,154
Purchase Obligations             204,374        61,120        61,006       61,006       61,006     254,190        702,702
Other Long-Term Debt                 -0-       285,649           -0-          -0-          -0-         -0-        285,649
                              ----------   -----------   -----------   ----------   ----------    --------     ----------
Total                       $  9,150,341 $  11,791,846 $  10,990,499 $  9,800,608 $  8,301,564  $  254,190  $  50,289,048
                              ==========   ===========   ===========   ==========   ==========    ========     ==========


     Upstream payments by ITGV to the Company are limited under the Princess Sub-Charter and Empress Sub-Charter. If the "YTD Result" (defined as 10/12's of annualized EBITDAR from operation of the two vessels) is greater than $8 million at the end of any of the first three fiscal quarters or EBITDAR from operations of the two vessels is greater than $8 million at the end of any fiscal year, and if ITG Vegas and ITG Palm Beach have made all payments due under the Princess Sub-Charter and Empress Sub-Charter, ITG Vegas may make (i) tax sharing payments to the Company (payments equal to the federal income tax savings to ITG Vegas resulting from its inclusion in the Company's consolidated group for federal income tax purposes) including any tax sharing payments previously deferred as a result of limitation under the Princess Sub-Charter or Empress Sub-Charter, and
(ii) other payments to the Company in an amount which, together with charter hire payments in excess of $100,000 per month to PBMC and PBE for the two vessels, shall not exceed $200,000 per month (a "Restricted Payment"). If ITG Vegas is prohibited from making any Restricted Payment for any month, once such payments are again allowed, such Restricted Payment may be made to the Company; provided that the total amount of Restricted Payments (i.e. payments other than the tax sharing payments and $100,000 per month in bareboat charter fees) paid by ITG Vegas to the Company, PBMC and PBE in any twelve-month period may not exceed $2,400,000.

     The Company anticipates $2.5 million of capital expenditures for Port improvements the timing of which is subject to financing.

     The timing and amount of payments on obligations owing to the Parent Company at September 30, 2004 comprised primarily of the First Cherry Hill Note and the Second Cherry Hill Note, remain unpredictable.

     Outlook:

     Based on our historical level of operations we believe that cash generated from operations will be adequate to meet our anticipated lease/purchase payment requirements and working capital needs. No assurances can be given, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our lease/purchase payments or to make anticipated capital expenditures. Our future operating performance and our ability to make payment under our leases will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Future results could be impacted for the following reasons.

     On July 7, 2004 we paid off the Brennan Trustee and entered into long-term sub charters in connection with lease transactions for two vessels and equipment. As a result of these transactions, lease payments made to PDS are at a higher rate of interest (15.3% to 16.54%) than the interest that was being paid to the Brennan Trustee (12%). The debt outstanding has also increased significantly. Additionally, we must make charter hire payments for the Palm Beach Princess of $50,000 per month plus 1% of its gross revenues and charter payments for the Empress II of $100,000 per month plus 1% of its gross revenues. Therefore our combined monthly charter payments predicated on capital lease interest payments plus charter hire fees will be significantly higher than the payments to the Brennan Trustee and the prior bare boat charter fee of $50,000 per month for the Palm Beach Princess would have been.

     Effective July 7, 2004 we began leasing a second vessel, the Empress II. The ship will need to be refurbished and refitted for use as an ocean going casino cruise ship and is expected to be placed in service in January 2005 in time for the beginning of our peak season. We will continue to incur costs for the vessel while it is being refitted. We anticipate operating the vessel from the same port as the Palm Beach Princess. It is possible that competition from each vessel will have an adverse effect on the operations of the other vessel.

     We will continue to incur costs on the vessel, Royal Star, while it is being refurbished. The Company will need additional financing to make the improvements and we will incur additional fees and interest costs on such financing. We are currently exploring locations from which to operate the vessel when it is ready to be placed in service.

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

     Our working capital as of September 30, 2004 was $439,735 as compared to $556,675 at June 30, 2004. The decrease in working capital during the past three months was primarily due to the net effect of disbursements for the improvements made to the Empress II and Royal Star and lease payments offset by the payoff of the Brennan Trustee on our behalf.

  Results of Operations for the Three Months Ended September 30, 2004 and 2003

     Overall

     Revenue from for the three months ended September 30, 2004 decreased $1,239,746 from $7,618,068 in Fiscal 2004 to $6,378,322 in Fiscal 2005 primarily as a result of decrease in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $744,829 from $6,363,819 in the three month period in Fiscal 2004 to $7,108,648 in Fiscal 2005 primarily the result of an increase in the development costs of $499,459 as a result of our continued search both domestically and internationally for additional gaming opportunities offset by a decrease in bankruptcy costs of $257,016 as a result of the bankruptcy being finalized on July 17, 2004. Other expense increased by $911,444 as a result of (1) an increase in the interest and financing expense of $667,139 due to the higher debt level on the vessel leases than that amount previously owed to the Brennan Trustee and an increase in the rates of interest and (2) during the first quarter of Fiscal 2005 the Company recorded an impairment loss in the amount of $200,000.

     For the three months ended September 30, 2004 loss before an extraordinary item was ($1,977,359) as compared to income of $859,060 for the three months ended September 30, 2003. During the current fiscal quarter the Company recorded extraordinary income, net of tax, of $3,560,000. This was the result of the collection of success fees charged to Leo Equity Group, Inc. and Palm Beach Maritime Corporation (formerly MJQ) for our efforts in connection with the final settlement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. We had deferred all income from these transactions until such time as payment was received. During the first quarter of Fiscal 2005, we received payment for the previously deferred income.

     Net Income for the three months ended September 20, 2004 was $1,582,641 or $.15 per diluted share as compared to $859,060 or $.10 per diluted share for the three months ended September 30, 2003.

     Vessel Operations

     During the three months ended September 30, 2004, net operating revenue from vessel operations was $6,281,500 as compared to $7,575,158 for the three months ended September 30, 2003. The decrease in revenue of $1,293,658 during the comparable quarters was due to a decrease in the number of cruises which resulted in a decrease in passenger counts of 7.5%. Additionally, during the current quarter our revenue per passenger fell 9% from $123.20 per passenger in Fiscal 2004 to $112.22 in Fiscal 2005. This decrease of revenue per passenger for this quarter follows a trend which began in the forth quarter of Fiscal 2004. However, the Company believes the decrease in the first quarter of Fiscal 2005 was due primarily to the uncertainties of the hurricanes because for month of October 2004, our revenues per passenger have recovered and were at approximately $137.00. During the current quarter gaming revenues decreased $1,165,180, or 18%, from $6,494,687 in the first quarter of Fiscal 2004 to $5,329,507 in the first quarter of Fiscal 2005. Net fare and on board income decreased $128,478 or 12%. Casino operating expenses which also includes food, beverage and entertainment increased $34,470 from $2,029,618, or 32% of casino revenue in fiscal 2004 to $2,114,088, or 40% of casino revenue in fiscal 2005 primarily the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

     Sales, marketing and advertising expenses increased $161,435 from $713,754 in fiscal 2004 to $875,189 in fiscal 2005. The increase was the result of additional advertising and promotions to attract customers after the cancellation of cruises due to the hurricanes, inclement weather and curfews following the hurricanes. Maritime and legal expenses decreased $281,488 or 16% as a result of fewer cruises being performed during the current quarter. Finance expenses increased $400,720 from $236,458 in fiscal 2004 to $637,178 in fiscal 2005 as a result of the interest paid on the capital lease and the charter hire payments for the Palm Beach Princess which was effective July 7, 2004. Depreciation and amortization increased $263,883 from $130,397 in fiscal 2004 to $394,280 in fiscal 2005. As a result of the capital lease arrangement for the Palm Beach Princess the Company is recording depreciation on the vessel as compared to last year when the Company did not record depreciation because it operated the vessel under an operating lease. Administration expense decreased $116,417 or 10% from $1,119,064 in fiscal 2004 to $1,002,647 in fiscal 2005 due to fewer days of operation and steps taken to reduce expenses during this quarter. The loss before income tax expense for the first quarter of operation in fiscal 2005 was $(420,776) as compared to income before Income Tax of $1,351,357 in the comparable quarter of fiscal 2004.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the first quarter of Fiscal 2005 the ship completed 156 cruises and 25 cruises were missed due to hurricanes and inclement weather. During the first quarter of Fiscal 2004 the ship completed 167 cruises and 11 cruises were missed due to scheduled wet dock maintenance.

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three months ended September 30, 2004 and 2003:

                                             Three Months Ended
                                               September 30,
                                          ------------------------
             Description                     2004          2003       Change
--- -----------------------------------   ----------    ----------  -----------
Passenger Count                               55,977        61,487      (5,510)
Number of Cruises                                156           167         (11)
Revenue:
    Gaming                              $  5,329,507  $  6,494,687 $(1,165,180)
    Fare                                   1,479,831     2,136,192    (656,361)
    On Board                                 867,483       917,357     (49,874)
    Less: Promotional Allowances
    Fare                                    (939,166)   (1,480,821)    541,655
    On Board                                (456,155)     (492,257)     36,102
                                          -----------   ----------- -----------
    Total Revenue                          6,281,500     7,575,158  (1,293,658)
                                          -----------   ----------- -----------
Expenses:
    Casino Operating Expenses              2,114,088     2,079,618       34,470
    Hotel and Gift Shop Expenses             211,113       195,241       15,872
    Sales, Marketing and Advertising
     Expenses                                875,189       713,754      161,435
    Maritime and Legal Expenses            1,467,781     1,749,269     (281,488)
    Finance Expenses - Net                   637,178       236,458      400,720
    Depreciation and Amortization            394,280       130,397      263,883
    Administrative                         1,002,647     1,119,064     (116,417)
                                          -----------   ----------- -----------
    Total Expenses                         6,702,276     6,223,801      478,475
                                          -----------   ----------- -----------
          Income (Loss) Before Income
             Tax Expense                $   (420,776) $  1,351,357 $ (1,772,133)
                                          ===========   =========== ===========

     Horse Operations

     During the quarter, we re-entered the equine business for which the Company was originally established. We currently own several horses of different ages. Some are currently racing, and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring those horses into racing if we consider them competitive after training is completed. We are stabling and training the majority of these horses in New Jersey and in Brazil. Additionally, the Company has committed to purchasing several horses, the majority being one and two year olds, from Francis W. Murray at values to be determined by a current appraisal of their values. Payment for such horses will only be made out of profits realized from the horses purchased from Mr. Murray, if any. Effective September 1, 2004, the Company has taken over the stabling and training costs for these horses previously owned by Mr. Murray. Our horse operation did not produce any revenue during the quarter. Training and operational expenses of approximately $25,000 are reported in Development Costs. We expect these costs to increase substantially in the near future as additional horses are purchased.

Inflation

     To date, inflation has not had a material effect on the Company's operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not subject to material interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market rate or price risks.

ITEM 4. - CONTROLS AND PROCEDURES

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

     There have not been any significant changes that occurred during the fiscal quarter ended September 30, 2004 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Pricness, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003. Such Chapter 11 case was closed on July 17, 2004. (See Note 4)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 28, 2004 Mr. Francis W. Murray exercised his option to purchase 2 million shares of our Common Stock at an exercise price of $0.26875 per share. The Company issued 2 million shares of Treasury stock it received for proceeds of $537,500. The proceeds were used for working capital. Also on July 28, 2004 the Company issued 689,730 Treasury shares to Mr. Murray in payment of the deferred salary of $344,865 we owed to him for the period from January 3, 2003 until November 18, 2003.

     On August 31, 2004 the Company issued 73,339 Treasury shares to Robert Quigley in payment of the deferred salary of $36,670 we owed to him for the period from January 3, 2003 until November 18, 2003.

     The sales of shares to Messrs. Murray and Quigley were made under Section 4(2) of the Securities Act of 1933, as amended, as transactions by the issuer not involving a public offering. Each of Messrs. Murray and Quigley are members of our Board of Directors and are fully familiar with our financial condition and affairs. Each acquired the shares for investment, without a view to any distribution of those shares, and their resale or other disposition of those shares is restricted.

ITEM 6. EXHIBITS

Exhibit                     Description of Exhibit

31.1 CEO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

31.2 CFO Certification pursuant to rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934

32 CEO & CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




November 22, 2004       /s/Francis W. Murray
                        -----------------------------------------------------
                        Francis W. Murray, President, Chief Executive Officer
                        and Chief Financial Officer

                                                                    Exhibit 31.1

             CEO CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

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


Date: November 22, 2004

                          /s/Francis W. Murray
                          ---------------------------------
                          Chairman/Chief Executive Officer/
                          Chief Financial Officer

                                                                    Exhibit 31.2

             CFO CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

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


Date: November 22, 2004

                           /s/Francis W. Murray
                           ------------------------------------
                           Chairman/Chief Executive Officer/
                           Chief Financial Officer

                                                                      Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three months ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
 ------------------------------
 Name: Francis W. Murray
 Title: Chief Financial Officer
 November 22, 2004