Form 10-Q
period 2004-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2005-02-22
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2004
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------


Commission file number                            0-9624
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

                                 (302) 427-7599
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
Yes    X     No
   ---------    ----------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes         No     X
   --------    ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                        Outstanding at February 14, 2005
------------------------------          --------------------------------
Common Stock, $ 2.00 par value                10,567,487 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.


                                    FORM 10-Q


                                QUARTERLY REPORT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                         PAGE
PART I.           FINANCIAL INFORMATION

     Item 1.         Financial Statements:

              Consolidated Balance Sheets
                     as of December 31, 2004 and June 30, 2004............1-2

              Consolidated Statements of Operations
                     for the Three Months and Six Months ended
                     December 31, 2004 and 2003 ..........................3

              Consolidated Statement of Stockholders' Equity
                     for the Six Months ended December 31, 2004...........4

              Consolidated Statements of Cash Flows
                     for the Six Months ended
                     December 31, 2004 and 2003...........................5

              Notes to Financial Statements...............................6-21

     Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........22-30

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...30

     Item 4.  Controls and Procedures.....................................31


PART II.          OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................32

     Item 6.         Exhibits and Reports on Form 8-K.....................32

SIGNATURES................................................................33

CERTIFICATIONS............................................................34-36

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2004 AND JUNE 30, 2004

                                     ASSETS

                                                                      December 31,
                                                                         2004          June 30,
                                                                      (UNAUDITED)        2004
                                                                      -----------     -----------
CURRENT ASSETS:
       Cash and Cash Equivalents                                    $  1,640,895    $  7,508,632
       Accounts Receivable                                               596,314         223,411
       Prepaid Expenses                                                1,032,933         738,504
       Other Current Assets                                              203,725         153,625
       Assets of Discontinued Operations                                 401,822         400,835
                                                                      ----------     -----------
       TOTAL CURRENT ASSETS                                            3,875,688       9,025,007
                                                                      ----------     -----------


VESSELS, EQUIPMENT & LIVESTOCK:
       Vessel - Palm Beach Princess                                   17,500,000               0
       Leasehold Improvements - Port of Palm Beach                       958,946         913,394
       Equipment                                                       2,086,940       2,217,322
       Livestock                                                         303,022               0
       Vessel Not Placed in Service - Big Easy (formerly Empress II)   5,639,168               0
       Vessel Not Placed in Service - Royal Star                       2,406,912       1,321,494
                                                                      ----------     -----------
                                                                      28,894,988       4,452,210
       LESS: Accumulated Depreciation and Amortization                 1,688,940         916,186

       TOTAL VESSELS, EQUIPMENT & LIVESTOCK- NET                      27,206,048       3,536,024
                                                                      ----------     -----------



OTHER ASSETS:
       Notes Receivable                                               14,428,651      14,778,651
       Mortgage Contract Receivable - Related Party                            0      13,750,000
       Deposits and Other Assets - Related Parties                     8,136,957       8,410,940
       Deposits and Other Assets - Non-Related Parties                 1,290,820         334,975
       Spare Parts Inventory                                             993,509         978,119
                                                                      ----------     -----------
       TOTAL OTHER ASSETS                                             24,852,697      38,252,685
                                                                      ----------     -----------


TOTAL ASSETS                                                        $ 55,934,433    $ 50,813,716
                                                                      ==========     ===========


See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2004 AND JUNE 30, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,
                                                                        2004            June 30,
                                                                    (UNAUDITED)          2004
                                                                   -------------     -------------
CURRENT LIABILITIES:
       Accounts Payable                                          $    1,721,366    $    1,104,721
       Accrued Expenses                                               2,876,429         2,169,197
       Short-Term Debt                                                  178,896         4,186,012
       Deferred Interest - Short-Term                                   485,586           514,440
       Vessel Lease Payable - Current Portion                           879,238                 0
       Short-Term Debt - Related Parties                                183,164           183,164
       Liabilities of Discontinued Operations                           315,598           310,798
                                                                   -------------     -------------
       TOTAL CURRENT LIABILITIES                                      6,640,277         8,468,332
                                                                   -------------     -------------

LONG-TERM LIABILITIES:
       Vessel Lease Payable - Long Term Portion                      13,120,762                 0
       Long-Term Debt - Net of Current Portion                           10,459         4,095,827
       Deferred Interest - Long-Term                                  1,750,028         1,957,920
       Long-Term Debt - Related Parties                                 218,242           285,649
                                                                   -------------     -------------
       TOTAL LONG-TERM LIABILITIES                                   15,099,491         6,339,396
                                                                   -------------     -------------

DEFERRED INCOME                                                       1,630,815         5,439,951

COMMITMENTS AND CONTINGENCIES                                             -                 -


STOCKHOLDERS' EQUITY:
       Series A Preferred Stock, $100 Par Value,
       Authorized 500,000 Shares, 362,489
       Issued and Outstanding                                        36,284,375        36,248,875
       Common Stock, $2 Par Value, Authorized 25,000,000 Shares,
       Issued, 11,480,563, and Outstanding,
       10,567,487 and 7,802,134, respectively                        22,965,125        22,960,557
       Capital in Excess of Par                                      20,151,914        20,191,982
       (Deficit) (subsequent to June 30, 1993,
       date of quasi-reorganization)                                (46,375,860)      (46,989,638)
                                                                   -------------     -------------
                                                                     33,025,554        32,411,776
       LESS:
       Treasury Stock, 915,077 and 3,678,146 Shares,
       respectively, at Cost                                           (457,538)       (1,839,073)
       Deferred Compensation, Net                                        (4,166)           (6,666)
                                                                   -------------     -------------
       TOTAL STOCKHOLDERS' EQUITY                                    32,563,850        30,566,037
                                                                   -------------     -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   55,934,433    $   50,813,716
                                                                   =============     =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                      Three Months Ended                    Six Months Ended
                                                                          December 31,                        December 31,
                                                               --------------------------------     -------------------------------
                                                                    2004              2003              2004              2003
                                                               --------------     -------------     ------------     --------------
OPERATING REVENUES:
       Gaming                                                $     6,317,979    $    5,948,208    $  11,647,486    $    12,442,895
       Fare                                                          627,617           626,197        1,168,282          1,281,568
       On Board                                                      479,140           425,606          890,468            850,705
       Other                                                          90,257           101,599          187,079            144,510
                                                               --------------     -------------     ------------     --------------
           NET OPERATING REVENUES                                  7,514,993         7,101,610       13,893,315         14,719,678
                                                               --------------     -------------     ------------     --------------

OPERATING COSTS AND EXPENSES:
       Gaming                                                      2,138,334         2,079,088        4,252,422          4,158,704
       Fare                                                          986,218           954,532        1,946,416          1,711,197
       On Board                                                      240,690           231,356          451,803            426,597
       Maritime & Legal Expenses                                   1,424,555         1,519,678        2,892,336          3,268,948
       General & Administrative Expenses                             480,048           809,083        1,484,240          1,719,518
       General & Administrative Expenses - Parent                    581,423           385,428        1,009,006            615,589
       Ship Development Costs - Big Easy                             597,622                 0          629,064                  0
       Ship Development Costs - Royal Star                            39,573                 0          106,418                  0
       Development Costs - Other                                     309,132           110,119          735,658            159,196
       Depreciation & Amortization                                   566,222           133,841          965,101            309,719
       ITG Vegas Bankruptcy Costs                                          0           173,186                0            368,681
                                                               --------------     -------------     ------------     --------------
           TOTAL OPERATING COSTS AND EXPENSES                      7,363,817         6,396,311       14,472,464         12,738,149
                                                               --------------     -------------     ------------     --------------

OPERATING INCOME (LOSS)                                              151,176           705,299         (579,149)         1,981,529
                                                               --------------     -------------     ------------     --------------

OTHER INCOME (EXPENSE):
       Interest and Financing Expenses                              (376,290)         (497,281)      (1,387,891)          (993,743)
       Interest and Financing Expenses - Related Party              (253,820)           (3,990)        (409,811)            (7,980)
       (Loss) on Impairment of Note Receivable                      (150,000)                0         (350,000)                 0
       Interest Income                                                 1,656            26,835            8,027             26,840
       Interest Income Related Parties                                71,945            71,945          143,891            143,889
       Other Income (Expense)                                            (30)           90,227              211             19,161
                                                               --------------     -------------     ------------     --------------
           TOTAL OTHER INCOME (EXPENSE)                             (706,539)         (312,264)      (1,995,572)          (811,833)
                                                               --------------     -------------     ------------     --------------


INCOME (LOSS) BEFORE TAX PROVISION                                  (555,363)          393,035       (2,574,722)         1,169,696
AND EXTRAORDINARY ITEM
       Income Tax (Benefit) Expense                                  (49,000)           30,000          (91,000)            47,600
                                                               --------------     -------------     ------------     --------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                             (506,363)          363,035       (2,483,722)         1,122,096

EXTRAORDINARY ITEM -  Fees charged to related
       parties for Master Settlement Agreement ( Note 12),
       less income tax of $440,000.                                        0                 0        3,560,000                  0
                                                               --------------     -------------     ------------     --------------

NET INCOME (LOSS)                                            $      (506,363)  $       363,035   $    1,076,278  $       1,122,096
                                                               ==============     =============     ============     ==============


NET BASIC INCOME PER COMMON SHARE                            $         (0.06)  $          0.05   $         0.14  $            0.14
                                                               ==============     =============     =============    ==============

NET DILUTED INCOME PER COMMON SHARE                          $         (0.06)  $          0.04   $         0.13  $            0.11
                                                               ==============     =============     ============     ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Basic                                      7,804,418         7,849,227        7,803,015          8,063,818
                                                               ==============     =============     ============     ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Diluted                                    7,804,418         9,949,537        8,260,287         10,008,039
                                                               ==============     =============     ============     ==============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)

                                                              Preferred                           Common
                                                          --------------------------  ----------------------------
                                                            Number of                   Number of
                                                             Shares        Amount         Shares         Amount
                                                          -----------   ------------   ------------   ------------
BALANCE - JUNE 30, 2004                                       362,489 $   36,248,875     11,480,279   $ 22,960,557

   Shares Issued for Fractional Exchanges
      With Respect to the One-for-twenty Reverse
      Stock Split effected on March 13, 1992                      355         35,500          2,283          4,568
   Shares Issued for Options Granted
   Options Issued at Less than Treasury Stock Cost                  0              0              0              0
   Amortization of Deferred Compensation Costs                      0              0              0              0
   Net Income for the Six Months Ended December 31, 2004            0              0              0              0
                                                          -----------   ------------   ------------   ------------
BALANCE - DECEMBER 31, 2004                                   362,844 $   36,284,375     11,482,562   $ 22,965,125
                                                          ===========   ============   ============   ============

                                                              Capital                    Treasury       Deferred
                                                             in Excess                     Stock         Compen-
                                                              of Par      (Deficit)        At Cost         sation         Total
                                                           ------------  ------------   ------------   ------------  ------------
BALANCE - JUNE 30, 2004                                   $ 20,191,982  $(46,989,638) $   (1,839,073) $      (6,666) $ 30,566,037

   Shares Issued for Fractional Exchanges
      With Respect to the One-for-twenty Reverse
      Stock Split effected on March 13, 1992                  (40,068)            0               0              0             0
   Shares Issued for Options Granted                                                         919,035                      919,035
   Options Issued at Less than Treasury Stock Cost                   0      (462,500)        462,500              0             0
   Amortization of Deferred Compensation Costs                       0             0               0          2,500         2,500
   Net Income for the Six Months Ended December 31, 2004             0     1,076,278               0              0     1,076,278
                                                           ------------  ------------   ------------   ------------   -----------
BALANCE - DECEMBER 31, 2004                               $ 20,151,914  $(46,375,860) $     (457,538) $      (4,166) $ 32,563,850
                                                          ============   ===========    ============   ============   ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                          December 31,
                                                                 ------------------------------
                                                                     2004              2003
                                                                 ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       INCOME BEFORE DISCONTINUED OPERATIONS                   $   1,076,278    $    1,122,096
       Adjustments to reconcile income to net cash provided by
        operating activities:
           Depreciation and Amortization                             965,101           309,719
           Gain on Sale of Assets                                          0             3,853
           Impairment of Note                                        350,000                 0
           Increase in Deferred Income                               190,863                 0
           (Decrease) in Deferred Income - Related Parties        (4,000,000)                0
           Changes in Operating Assets and Liabilities -
             (Increase) in Restricted Cash & Investments                   0          (210,000)
              Decrease (Increase) in Accounts Receivable            (372,902)          (76,532)
             (Increase) in Other Assets                              (50,100)         (164,982)
             (Increase) in Prepaid Expenses                         (294,430)         (539,982)
             Increase in Accounts Payable and Accrued Expenses     1,583,876          (847,516)
                                                                 ------------     -------------
       CASH (USED BY) OPERATING ACTIVITIES BEFORE
        DISCONTINUED OPERATIONS                                     (551,313)         (403,344)
       CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES              4,800             4,800
                                                                 ------------     -------------
       NET CASH (USED BY) OPERATING ACTIVITIES                      (546,513)         (398,544)
                                                                 ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase and Improvements of Vessels                          (7,018,281)         (741,265)
    Loans Paid by Related Parties                                  3,374,623                 0
    Capital and Livestock Expenditures                              (777,305)         (515,859)
    (Increase) Decrease in Other Investment Activity                (664,910)          861,324
                                                                 ------------     -------------
       CASH (USED IN) INVESTING ACTIVITIES
       BEFORE DISCONTINUED INVESTING ACTIVITIES                   (5,085,873)         (395,800)
       CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                  0                 0
                                                                 ------------     -------------
       NET CASH (USED IN) INVESTING ACTIVITIES                    (5,085,873)         (395,800)
                                                                 ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments on Short Term Notes                           (50,958)       (1,964,978)
    Principal Payments on Loans to Related Parties                  (183,405)                0
    Decrease in Balances Due to/From Discontinued Subsidiaries         3,813             4,875
                                                                 ------------     -------------
       CASH (USED IN) FINANCING ACTIVITIES
       BEFORE DISCONTINUED FINANCING ACTIVITIES                     (230,550)       (1,960,103)
       CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES               (3,813)           (4,875)
                                                                 ------------     -------------
       NET CASH (USED IN) FINANCING ACTIVITIES                      (234,363)       (1,964,978)
                                                                 ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (5,866,749)       (2,759,322)
          LESS CASH AND CASH EQUIVALENTS  FROM
            DISCONTINUED OPERATIONS                                     (987)               75
       CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD        7,508,632         6,123,641
                                                                 ------------     -------------
       CASH AND CASH EQUIVALENTS AT END OF THE PERIOD          $   1,640,896    $    3,364,394
                                                                 ============     =============
       Supplemental Disclosures of Cash Flow Information:
          Cash paid during the period for:
          Interest                                             $   2,611,503    $      434,949
          Income Taxes                                         $           0    $            0


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

     During the first quarter of Fiscal 2005, we re-entered the equine business for which the Company was originally established. We currently own several horses of different ages. Some are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive after completion of training.

     Using the funding provided by the PDS Transaction (see Note 2) and working capital, the Company's subsidiary, ITG Palm Beach, LLC (ITGPB") began making alterations, retrofits and improvements to the Empress II (subsequently renamed the Big Easy) in our second fiscal quarter to prepare it for use as a casino cruise ship. It is anticipated that this vessel will be ready for operation in late February or early March 2005. During the past six months the Company incurred approximately $630,000 of start up costs which, according to the appropriate accounting pronouncement, have been expensed as they have been incurred.

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

     (E) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense consists of the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the three ended December 31, 2004 and 2003, the amortized expense was $43,373 and $37,809, respectively. For the six months ended December 31, 2004 and 2003, the amortized expense was $86,746 and $37,809, respectively.

     As a result of the PDS transaction (see Footnote 2) we are leasing the vessel M/V Palm Beach Princess under a Capital lease arrangement. The Company began depreciating the M/V Palm Beach Princess during the first quarter of our current fiscal year.

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

     (F) Net Assets of Discontinued Operations - At December 31, 2004 and 2003, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

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

     (M) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 has been deferred until such time as the note receivable on the sale has been collected. In connection with the PDS Transaction we have deferred the gain on the sale of equipment of $190,863 over the term of the equipment lease. The deferred income recorded as of June 30, 2004 included fees charged to Leo Equity Group, Inc. in the amount of $3,000,000 and to Palm Beach Maritime Corp. (formerly MJQ Corp.)
in the amount of $1,000,000 in connection with the final settlement with the Brennan Trustee. These amounts were deferred until the first quarter of Fiscal 2005 when we received payment for these charges.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         (O) Capitalized Interest - during the six months ended December 31, 2004, we capitalized interest payments made under the Empress II (subsequently renamed the Big Easy) sublease in the amount of $1,187,282. The interest payments will be capitalized until the vessel is placed in service, estimated to be during our third fiscal quarter, beginning on January 1, 2005.

(2)  PDS TRANSACTION

     On July 7, 2004, the Company and its subsidiaries ITG Vegas, Inc. ("ITG Vegas") and ITG Palm Beach, LLC ("ITGPB") and its affiliates Palm Beach Maritime Corporation ("PBMC") (formerly MJQ Corp.) and Palm Beach Empress, Inc.("PBE") closed on a series of related transactions (the "PDS Transactions") pursuant to which PBMC sold and then leased back the casino cruise ship Palm Beach Princess ("Princess"), PBE leased (as lessee) the casino cruise ship Empress II (subsequently renamed the Big Easy) ("Big Easy"), ITG Vegas and ITGPB obtained long-term charters to operate, and options to purchase, the Princess and Big Easy. By way of these sales/lease transactions, PBMC, ITG Vegas and the Company were able to extinguish their joint debts to the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan ("the Brennan Trustee"). ITG Vegas's investment in the Ship Mortgage Note, described below, was converted into an investment in the options to purchase the two vessels.

     All of the outstanding capital stock of PBMC is owned by Francis W. Murray, the Chief Executive Officer of the Corporation. PBMC owns 50% of the outstanding capital stock of PBE. The remaining 50% of the outstanding capital stock of PBE is owned by Raymond Parello and has been pledged to the Company to secure payment of the Second Cherry Hill Note described in Note 5 below.

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

     Also at Closing, Cruise I entered into a Bareboat Charter and Option to Purchase (the "Princess Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Princess Master Lease") to charter and lease the Princess to PBMC and PBE for a period of five years. The charter hire/rent payable by PBMC and PBE is $178,500 per month for the first 12 months (equivalent to interest only on a capital lease obligation of $14,000,000) and $391,762.80 for the remaining term (amortizing the capital lease obligation over the next four years) of the Princess Charter. In addition, PBMC and PBE are required to make annual cash flow sweep payments (equivalent to mandatory principal prepayments) (the "Cash Flow Sweep") if the EBITDAR (earnings before interest, taxes, depreciation, amortization and rents) from the operation of the Princess and the Big Easy ("EBITDAR") is less than $10,000,000 per year. Any Cash Flow

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Sweep payments to be made under the Princess Charter will ultimately be made by ITG Vegas and ITGPB (as the operators of the Princess), as described below.

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

     PBMC and PBE entered into a Sub-Bareboat Charter (the "Princess Sub-Charter") at Closing to charter the Princess to ITG Vegas and ITGPB for the same five year period. ITG Vegas will operate the Princess, with ITGPB having joined in the Sub-Bareboat Charter in order to be jointly and severally liable with ITG Vegas for charter hire thereunder. The charter hire payable by ITG Vegas and ITGPB to PBMC and PBE under the Princess Sub-Charter is $50,000 per month ($600,000 per year) plus one percent (1%) of the gross operating revenues of the Princess. Under the Princess Sub-Charter, PBMC granted to ITG Vegas and ITGPB an option to purchase PBMC's right to acquire the Princess at the end of the term, for an exercise price equal to the appraised value of the Princess, $17,500,000, to which certain amounts are to be credited as described below (the "Princess Purchase Option"). As consideration for the Princess Purchase Option, ITG Vegas will make Cash Flow Sweep payments on the same terms as PBMC and PBE are required to make such payments under the Princess Charter (and effectively will make such payments directly to Cruise I on behalf of PBMC and PBE to the extent any such payments are due). As further consideration for the Princess Purchase Option, ITG Vegas and ITGPB are to make payments of $178,500 per month for the first 12 months and $391,762.80 for the remaining four-year term of the Princess Sub-Charter (i.e., the same amounts as the charter hire payable by PBMC and PBE under the Princess Charter) (the "Princess Additional Payments"). If ITG Vegas and ITGPB fail to make any Cash Flow Sweep payment or Princess Additional Payment when due, PBMC may terminate the Princess Purchase Option. Upon exercise of the Princess Purchase Option, ITG Vegas and ITGPB will be entitled to credits against the exercise price of the Princess Purchase Option for (i) ITG Vegas's investment of $7,244,000 in the Ship Mortgage Note (except to the extent credited toward payment of the exercise price for the purchase option on the Big Easy under the Big Easy Sub-Charter, described below), plus (ii) the aggregate amount of all Cash Flow Sweep payments made under the Princess Sub-Charter, plus
(iii) the portion of the Princess Additional Payments made for the 13th month through the 60th month of the term of the Princess Sub-Charter which would be considered principal payments if such Additional Payments were payments of principal and interest on a loan of $14,000,000 amortized over 48 months at an interest rate of 15.3%. In addition, the exercise price for the assignment option may be offset by any debts owing by PBMC to ITG Vegas and/or ITGPB.

     Acquisition of the Big Easy. On March 1, 2004, PBE entered into an agreement to purchase the vessel known as the M/V Empress II (subsequently renamed the Big Easy)(the "Empress Sale Agreement") from Empress Joliet Corporation at a purchase price of $3,800,000. The Big Easy requires approximately $8,500,000 of alterations, retrofits and improvements to prepare it for use as a casino cruise ship, a portion of which in the amount of $2,880,652, is being paid by ITG Vegas. At Closing, PBE assigned to Cruise Holdings II, LLC ("Cruise II"), a subsidiary of PDS and affiliate of Cruise I, all of its rights, title and interest in and to the Empress Sale Agreement, and the sum of $6,000,000 was deposited in a blocked account to be used to pay costs of the alterations, retrofit and improvements of the Empress. Such deposit was funded to the extent of $2,880,652 by ITG Vegas.

     Also at Closing, Cruise II entered into a Bareboat Charter and Option to Purchase (the "Empress Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Empress Master Lease") to charter and lease the Big Easy to PBMC and PBE for a period of five years. The charter hire is $82,695 for the first 12 months (equivalent to interest only on a $6 million capital lease obligation) and $171,702.54 for the remaining term (amortizing the capital lease obligation over the next four years) of the Big Easy Charter. In addition, PBMC and PBE are required to make annual Cash Flow Sweep payments (equivalent to mandatory prepayments of principal) based on the EBITDAR from operation of the Princess and Empress as described in respect to the Princess Charter above.

     The Empress Charter includes an option for PBE to purchase the Big Easy at the end of the term and is structured the same as the Princess Charter in that the monthly payments of charter hire under the Empress Charter will reduce the purchase price for the Big Easy to zero (assuming there are no payment defaults) and title will automatically pass to PBE at (or, if Cash Flow Sweep payments are made, before) the end of the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

term of the Empress Charter.

     PBMC and PBE also entered into a Sub-Bareboat Charter (the "Big Easy Sub-Charter") at Closing to charter the Big Easy to ITG Vegas and ITGPB for a five year period. ITGPB plans to operate the Big Easy as a casino cruise business from the Port of Palm Beach, with ITG Vegas having joined in the Sub-Bareboat Charter in order to be jointly and severally liable with ITGPB for charter hire thereunder. The charter hire payable by ITG Vegas and ITGPB under the Big Easy Sub-Charter is $100,000 per month ($1.2 million per year) plus one percent (1%) of the gross operating revenues of the Big Easy. Under the Big Easy Sub- Charter, PBE granted to ITG Vegas and ITGPB an option to purchase PBE's right to acquire the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, to be determined upon the retrofitting and refurbishment of the Big Easy, to which certain amounts are to be credited as described below (The "Big Easy Purchase Option"). As consideration for the Big Easy Purchase Option, ITG Vegas will make Cash Flow Sweep payments on the same terms as PBMC and PBE are required to make such payments under the Big Easy Charter (and effectively will make such payments directly to Cruise II on behalf of PBMC and PBE to the extent any such payments are due). As further consideration for the Big Easy Purchase Option, ITG Vegas and ITGPB are to make payments of $82,695 per month for the first 12 months and $171,702.54 for the remaining term of the Big Easy Sub-Charter (i.e., the same amounts as the charter hire payable by PBMC and PBE under the Big Easy Charter) (the "Big Easy Additional Payments"). If ITG Vegas and ITGPB fail to make any Big Easy Additional Payments when due, PBE may terminate the Big Easy Purchase Option. Upon exercise of the Big Easy Purchase Option, ITG Vegas and ITGPB will be entitled to credits against the exercise price of the Big Easy Purchase Option for (i) ITG Vegas's investment in the Ship Mortgage Note (except to the extent credited toward payment of the exercise price for the purchase option on the Princess under the Princess Sub-Charter, described above), plus (ii) the amounts of costs for the retrofit and improvements to the Big Easy which are paid by ITG Vegas or ITGPB plus (iii) the aggregate amount of all Cash Flow Sweep payments made under the Big Easy Sub-Charter, plus (iv) the portion of the Big Easy Additional Payments made for the 13th month through the 60th month of the term of the Big Easy Sub-Charter which would be considered principal payments if such Additional Payments were payments of principal and interest on a loan of $6,000,000 amortized over 48 months at an interest rate of 16.54%. In addition, the exercise price for the assignment option may be offset by any debts owing by PBMC to ITG Vegas and/or ITGPB.

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

     Guaranty Agreements. As a condition to entering into the PDS Transaction, PDS required International Thoroughbred Breeders, Inc. ("ITB") and together with its subsidiaries, collectively "the Company", ITG Vegas, ITGPB, PBMC and PBE to guaranty performance of certain of the PDS Transactions. ITB, ITG Vegas and ITGPB entered into Guaranty Agreements guarantying the obligations of PBMC and PBE under the Princess Charter, Princess Master Lease, Big Easy Charter and Big Easy Master Lease. ITB, PBMC and PBE entered into a Guaranty Agreement guarantying the obligations of ITG Vegas and ITGPB under the Gaming Equipment Lease.

     Additional Security. As security for the performance by ITG Vegas under the Guaranty Agreements described above and the Princess and Big Easy Sub-Charters, ITG Vegas entered into a Collateral Assignment of the Maritime Office Complex Lease and Operating Agreement and Other Lease as well as a Leasehold Mortgage pursuant to which it assigned as collateral to Cruise I and Cruise II its rights under its lease for space, and its operating rights, at the Port of Palm Beach.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Limitation on Upstream Payments to ITB. Upstream payments by ITG Vegas to the Company are limited under the Princess Sub-Charter and Big Easy Sub-Charter. If the "YTD Result" (defined as 10/12ths of annualized EBITDAR from operation of the two vessels) is greater than $8,000,000 at the end of any of the first three fiscal quarters or EBITDAR from operation of the two vessels is greater than $8,000,000 at the end of any fiscal year, and if ITG Vegas and ITGPB have made all payments due under the Princess Sub- Charter and Big Easy Sub-Charter, ITG Vegas may make (i) tax sharing payments to the Company (payments equal to the federal income tax savings to ITG Vegas resulting from its inclusion in the Company's consolidated group for federal income tax purposes) including any tax sharing payments previously deferred as a result of the limitation under the Princess Sub-Charter or Big Easy Sub-Charter, and (ii) other payments to the Company in an amount which, together with charter hire payments in excess of $100,000 per month to PBMC and PBE for the two vessels, shall not exceed $200,000 per month (a "Restricted Payment"). If ITG Vegas is prohibited from making any Restricted Payment for any month, once such payments are again allowed, such Restricted Payment may be made to the Company, provided that the total amount of Restricted Payments paid by ITG Vegas to the Company, PBMC and PBE in any twelve-month period may not exceed $2,400,000.

(3) DESCRIPTION OF LEASING ARRANGEMENTS

     As described in the footnote 2 above, on July 7, 2004 the Company and several of its subsidiaries entered into sub lease transactions for two vessels and charter transactions for equipment to be placed on the vessels. The sub charter for the Palm Beach Princess, which is currently in service, will be accounted for as a capital lease and the lease for the gaming equipment currently aboard the vessel and the lease for new gaming equipment will be accounted for as an operating lease.

     Principal payments made will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. Depreciation expense will be recorded for the Palm Beach Princess using an estimated useful life of 20 years. Sub charter fees of $50,000 per month plus 1% of gross revenues of the Palm Beach Princess will be expensed as incurred.

     The transaction also included the sub charter of the Big Easy and a lease for gaming equipment aboard the vessel. PDS placed $6 million in a reserve account which included $2,880,652 of our funds for the improvements to be made to the Big Easy. When such improvements are completed the vessel will be appraised and the accounting treatment for the transactions will be determined at that time. Sub charter fees of $100,000 per month plus 1% of gross revenues will be expensed as incurred at the time the vessel is placed in service. The gaming equipment lease will be accounted for as an operating lease. The gaming equipment lease requires interest only payments for the first six months. These payments for interest will be capitalized until the vessel is placed in service and subsequently amortized over the life of the equipment. Interest payments made on the Big Easy sub-lease and payments made for the charter hire fees will be capitalized until the vessel is placed in service and subsequently amortized over the life of the vessel.

     Vessels, plant and equipment at December 31, 2004 include the following amounts for capitalized leases:


     Vessel, Palm Beach Princess              $ 17,500,000

     Less: allowance for depreciation             (566,687)
                                               -----------
     Capital Leases                           $ 16,933,313
                                               ===========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

Period ending December 31,

                         2005              $      4,168,315
                         2006                     5,661,156
                         2007                     5,661,156
                         2008                     5,661,156
                         2009                     3,302,341
                                              -------------
Total minimum lease payments               $     24,454,124

Less: amount representing interest              (10,454,124)
                                              -------------
Present value of net minimum lease payment $     14,000,000
                                              =============

     Operating Leases

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004:

Period ending December 31,

                         2005              $      1,281,134
                         2006                     1,362,146
                         2007                     1,248,634
                                              -------------
Total minimum lease payments               $      3,891,914
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

     On July 17, 2004, the Bankruptcy Court issued a final decree closing the Debtors' Chapter 11 cases.

(5)  NOTES RECEIVABLE

     (A)  Second Cherry Hill Note

     A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a promissory note of the buyer in the face amount of $23,000,000 (the "Las Vegas Note"). The interest rate under such note was to be adjusted from time to time since the interest actually payable was to be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer had received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash was to be paid to us. We were to receive payments under the note equal to 33 1/3% of all Distributable Cash until the maturity date, which was to occur on the 30th anniversary of our purchase of the note. We had the option to convert the promissory note into a 33 1/3% equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note was to be converted into a 33 1/3% equity interest in the buyer at the 30th anniversary of its issuance. Fair value and the collectability of this note was determined by a real estate appraisal completed in July, 2003 for a bank in anticipation of financing for Turnberry.

     On June 16, 2004, the Company sold the Las Vegas Note to Cherry Hill at El Rancho LP (the "Buyer"), a limited partnership which is affiliated with the maker of the Las Vegas Note.

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

     The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that it generally is payable prior to maturity only from distributable cash of the maker. The maker under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, was delayed as a result of community opposition to certain elements of the development plan, and, while the Company believes that the development plan is now moving forward, the timing and amount of profits there also remain uncertain. The Company already holds a promissory note in the face amount of $10 million, received from the purchaser of Garden State Park in connection with the sale of such real property, which the Company expects will be fully paid in time. While the Company expects that note to be fully paid, it is not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, the Company has written down the Second Cherry Hill Note (defined above) on its books. The interest portion of the Las Vegas Note amounting to approximately $20,866,000 has never been included as income on the Company's books, therefore the interest capitalized under the Second Cherry Hill Note is not subject to a write down. The remaining portion of the Second Cherry Hill Note has been written down to $4,578,651 which resulted in an impairment charge of the new note of $12,786,589, recorded in the 4th quarter of the Company's June 30, 2004 fiscal year and additional impairment charges of $200,000 and $150,000, respectively, recorded during the first and second quarters of

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Fiscal 2005. The Company had previously recorded deferred income of $2,786,589 on the original sale of the El Rancho property in May, 2000, which amount was used to reduce the impairment charge to $10,000,000 at June 30, 2004. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated that its share of proceeds from the sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. As of December 31, 2004 the Company has recorded an impairment loss on this note of $350,000 and if a sale does not occur prior to July 31, 2005 it is anticipated that the Company will take an additional impairment write down against the Cherry Hill Note of approximately $150,000 in this fiscal year ending June 30, 2005.

     The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the Buyer, in the Palm Beach Empress, Inc., representing fifty percent (50%) of the stock in that company. Palm Beach Empress, Inc. is the entity formed to acquire the Big Easy, the second vessel which is chartered to a subsidiary of the Company, and which the Company expects to operate as a casino cruise ship, similar to the operation of the casino "cruise to nowhere" business conducted by a subsidiary of the Company since April of 2001. The other fifty percent (50%) of the stock in Palm Beach Empress, Inc. is owned by PBMC, a corporation owned by Francis W. Murray, the Company's Chief Executive Officer. PBMC presently owns and charters to a subsidiary of the Company the Palm Beach Princess vessel, the operation of which is the Company's primary operating business.

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


(6)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                 December 31, 2004       June 30, 2004
                                -------------------    -----------------
Long-Term Prepaid Loan Costs $              958,605 $                  0
Port Lease Rights                           250,000              250,000
Other Misc. Assets                           84,975               84,975
                                -------------------    -----------------
         Total               $            1,293,580 $            334,975
                                ===================    =================


(7)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES - NET

     The following items are classified as Deposits and Other Assets - Related Party Transactions (See Note 14):

                                                     December 31,      June 30,
                                                         2004            2004
                                                      ----------      ---------
Loans to the Ft Lauderdale Project (OC Realty, LLC) $  2,034,405   $  2,034,405

Loan Transferred from Golf Course Project to
OC Realty, LLC                                           735,584        735,584

Accrued Interest on Loans to the
Ft. Lauderdale Project(OC Realty, LLC)                 1,328,105        911,350

Purchase Option Deposits on Vessels                    3,845,117              0

Goodwill on Purchase of GMO Travel                       193,946        193,946

Advances to PBMC                                               0        616,534

Note Receivable from Francis W. Murray                         0      2,600,749

Deposits on new lease for M/V Palm Beach
Princess and the Big Easy with. Palm Beach
Maritime Corp.("PBMC")(formerly MJQ Corp.)                     0        880,783

Accounts Receivable from Francis W. Murray                     0         32,751

Loans to Francis W. Murray                                     0         93,000

Accrued Interest Transferred from Golf Course
Project to OC Realty, LLC                                      0        287,327

Accounts Receivable from Frank Leo                             0         24,512
                                                      ----------     ----------
  Total Deposits and Other Assets - Related Parties $  8,137,157   $  8,410,941
                                                      ==========     ==========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(8)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below:

                                                            December 31, 2004           June 30, 2004
                                           Interest %    ----------------------  -------------------------
                                           Per Annum      Current    Long-Term     Current       Long-Term
                                           ----------    ---------   ----------  -----------    -----------
International Thoroughbred Breeders,
Inc.:
------------------------------------
Chapter 11 Trustee (the "Brennan
Trustee") for the Bankruptcy Estate of
Robert E. Brennan (A)                             12%  $      -0-  $       -0- $   4,038,838  $   4,024,142

Francis X. Murray (B)                              8%     159,164          -0-       159,164            -0-

William H. Warner (B)                             12%      24,000          -0-        24,000            -0-

Other                                         Various      33,207          -0-        25,000            -0-

ITG Vegas, Inc.:
------------------------------------
International Game Technology (C)                  8%     122,489       10,459       122,174         71,685

Other                                         Various      23,200          -0-           -0-            -0-

Garden State Park:
------------------------------------
Service America Corporation (D)                    6%     160,000          -0-       160,000            -0-
                                                         --------    ---------   -----------    -----------
                 Totals                                $  522,060  $    10,459 $   4,529,176  $   4,095,827

 Net Liabilities of Discontinued
  Operations - Long Term                                 (160,000)         -0-      (160,000)           -0-

 Related Party Notes                                     (183,164)         -0-      (183,164)           -0-
                                                         --------    ---------   -----------    -----------
Totals                                                 $  178,896  $    10,459 $   4,186,012  $   4,095,827
                                                         ========    =========   ===========    ===========

The effective Prime Rate at June 30, 2004 was 4%.

     (A) In connection with the PDS transactions, on July 7, 2004 the outstanding principal balance was paid by PBMC directly to the Brennan Trustee to satisfy this obligation. (See Note 2)

     (B) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at December 31, 2004 was $159,164 and accrued interest was $22,650. In fiscal 2003, we issued promissory notes for $24,000 bearing interest at 12% to William H. Warner, Secretary of the Company. Interest is paid monthly on the note to Mr. Warner. The proceeds from Mr. Murray's and Mr. Warner's notes were used as working capital.

     (C) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. At December 31, 2004, the principal balance on the International Game Technology note was $132,948.

     (D) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003. On February 1, 2005, the Company negotiated a new promissory note with Service America in the amount of the outstanding principal balance of $160,000 plus unpaid interest accrued from May 14, 2002 at 6% in the amount of $26,000. The new promissory note in the amount of $186,000 at a 6% interest rate will be paid in monthly installments of $10,000 which will continue until all outstanding principal

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

and accrued interest is paid in full. It is estimated that this note will be paid in full in August 2006. The Company is continuing to negotiate new terms under this note and if successful the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $25,000 as of December 31, 2004.

(9)  COMMITMENTS AND CONTINGENCIES

     See Note 2 for additional commitments and contingencies with respect to the PDS Transaction.

     See Note 14 for additional commitments and contingencies of the Company and transactions with related parties.

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us in exchange for a repayment of the $100,000 price if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right, however the lessee/buyer has refused to perform. The Company believes it will need to take legal action to enforce its right to the liquor license.

     Through ITG Vegas, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective, as modified, May 5, 2003. The term of the initial lease is five years at $183,200 per year payable monthly. Additionally, we have the right to renew the lease for two (2) additional terms of 5 years each. We are also required to make tenant improvements to the new space in a minimum amount of $333,000, however that the actual cost to make the improvements was approximately $950,000. We will have the right to a credit of up to the minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

     Through our subsidiary, Royal Star Entertainment LLC, we have negotiated with the Port of Palm Beach District a second Operating Agreement dated December 18, 2003, as subsequently amended. This Operating Agreement will permit us to operate the Empress II (subsequently renamed the "Big Easy") in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this Operating Agreement is five years from the date of commencement of sailings by the Big Easy from the Port, with subsequent renewal options of four and three years.

     On August 6, 2004 we amended the Lease and Operating Agreement with the Port of Palm Beach in order to permit our construction of a passenger gangway system and destination signage on Port property and our refurbishment and upgrading of the passenger cruise terminal facilities, which measures, we believe, will enhance our ability to promote and market our cruise services. We will receive a wharfage credit from the Port of Palm Beach in the amount of $75,000 with respect to our construction of the gangway. In addition, we agreed to pay the Port of Palm Beach $.50 per vehicle parked in the passenger parking lot at the Port, for a minimum period of six months beyond the commencement of cruise services at the Port of Palm Beach by the Big Easy.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The PDS Transaction involved, among other things, our chartering a second vessel, the Big Easy. In addition to those costs recorded as of December 31, 2005 we have committed approximately $6,300,000 towards costs of refurbishing and retrofitting the Big Easy vessel to date. Costs associated with refurbishing and retrofitting the Big Easy vessel and placing it in service (including marketing expenses and other soft costs), are expected to amount to approximately $12 million, $6 million of which has been provided for by means of an escrow of our $2,880,652 payment and proceeds of the PDS Transactions. Additional amounts necessary to begin operation of the Big Easy vessel are expected to be provided from working capital of our ITG Vegas subsidiary and a portion of the financing for $2.85 million received from PDS on January 17, 2005. ITG Vegas' ability to generate sufficient working capital with which to pay such costs may be adversely affected by delays or cost overruns in connection with refurbishing and refitting the Big Easy and by weather related and other uncertainties affecting its operations. As indicated by the table below, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributed in part to the arrangement for procurement and refurbishment for a second vessel, the Big Easy. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

     During the period that our subsidiary, ITG Vegas, Inc. ("ITGV") was in bankruptcy (January 3, 2003 to October 15, 2004) and thereafter, the 8 employees previously paid by the holding company, International Thoroughbred Breeders, Inc. ("ITB"), were paid by MJQ, Inc. ("MJQ"),a company owned by Francis W. Murray, our CEO. The wage expense was recorded by ITB and an accounts payable was recorded to MJQ. MJQ was subsequently fully reimbursed by ITB for the wages. This arrangement was the result of the restrictions placed on the flow of cash to ITB from ITGV by the bankruptcy court. As a result, employer contributions and employee deferrals to the ITB 401-K plan were suspended. The Company has not yet decided which action, if any, should be taken with respect to the retirement benefits.

The following summarizes commitments on non-cancelable contracts and leases as of December 31, 2004:

                                                Twelve Months Ended December 31,
                              ----------------------------------------------------------------    There-
                                 2005          2006          2007         2008         2009        after       Total
                              ----------    ----------    ----------    ---------    ---------    -------    ----------
Capital Lease - PBP          $ 4,168,315   $ 5,661,156   $ 5,661,156   $5,661,156   $3,302,341   $    -0-  $ 24,454,124
 Lease - Big Easy              2,997,378     3,620,430     3,620,430    3,620,430    2,111,918        -0-    15,970,586
Notes and Mortgages:
   Principal                     656,709           -0-           -0-          -0-          -0-        -0-       656,709
    Interest                      26,184           -0-           -0-          -0-          -0-        -0-        26,184
Deferred Interest Payments       300,000       600,000       600,000      600,000      450,000        -0-     2,550,000
Employee Contracts               688,477           -0-           -0-          -0-          -0-        -0-       688,477
Operating Leases:
    Casino Equipment           1,281,134     1,362,146     1,248,634                       -0-        -0-     3,891,914
    Administrative & Office    1,557,792       223,911       144,401       45,046          -0-        -0-     1,971,150
Purchase Obligations-Big Easy  4,947,000           -0-           -0-          -0-          -0-        -0-     4,947,000
Purchase Obligations-Other       125,280        61,006        61,006       61,006       61,006    238,936       608,240
Other Long-Term Debt                 -0-       218,242           -0-          -0-          -0-        -0-       218,242
                              ----------    ----------    ----------    ---------    ---------    -------    ----------
Total                        $16,748,269   $11,746,891   $11,335,627   $9,987,638   $5,925,265   $238,936  $ 55,982,626
                              ==========    ==========    ==========    =========    =========    =======    ==========

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2004, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non- trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we have recorded impairment losses of $200,000 and 150,000, respectively, during the first and second quarters of Fiscal 2005 to reflect the estimated current market value of this note. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated that its share of proceeds from a sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. If a sale does not occur prior to July 31, 2005 it is anticipated that the Company will take an additional impairment write down against the Cherry Hill Note of approximately $150,000 in this fiscal year ending June 30, 2005. (See Note 5)

(12) EXTRAORDINARY ITEM

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee") included a final settlement by the Brennan Trustee with numerous parties. Among those parties were Leo Equity Group, Inc., Michael J. Quigley, III and Palm Beach Maritime Corp. ("PBMC") (formerly MJQ Corp.). During the quarter ended March 31, 2002 the Company charged Leo Equity Group $3 million and PBMC $1 million for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Brennan Trustee. Prior to our acquisition of Leo Equity Group, Inc., Leo Equity Group, Inc. assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, in payment of this obligation. We had deferred all income from these transactions until such time as payment was received. During the first quarter of Fiscal 2005 we received payment for the previously deferred income in the amount of $4,000,000.

(13) TREASURY SHARES

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,146 shares of its Common Stock under the control of the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan. In connection with our Chapter 11 Plan of Reorganization, effective October 15, 2003, we purchased an additional 450,000 shares for $225,000, and the total amount of our debt for the purchases of stock as of October 15, 2003 was $1,873,413 which also includes accrued interest. Such indebtedness was combined with the obligations to purchase the Ship Mortgage Obligation, and was payable over the next three years together with interest at 12% per annum. On July 7, 2004 the Company paid in full the amount due with respect to the purchase of all such shares. (See Note 2).

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. In Fiscal 2003, the limited partnership's indebtedness to us, including principal and accrued interest, in the amount of $929,541 was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis W. Murray and which owns the second real estate project (Ocean Club) described below. Such indebtedness became due December 31, 2004 and bears an interest rate of 6% and is now scheduled to be paid upon the completion of the Ocean Club project.

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the state of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of December 31, 2004, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $1,360,143 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of the first proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $5.5 million (at present) incurred in the purchase of the real property and, second, construction financing expected to amount to $25 to $30 million and third, capital invested by a joint venture partner (which had been expected to be up to $6.5 million) plus a 15% per annum return thereon. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project. Fair value and collectability of the original investment of $2,034,405 and accrued interest was determined by the joint venture through projections evidencing our collection upon build out and sale of the project.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     On July 7, 2004, the Company entered into a five-year charter of two vessels, the Palm Beach Princess and the Empress II (subsequently renamed the Big Easy) , under the terms described in footnote 2 above. The vessels are chartered to us by PBMC and Palm Beach Empress, Inc. Mr. Murray is sole owner of PBMC and a 50% owner of Palm Beach Empress, Inc. (See Note 2.)

     During the first quarter of fiscal 2005, the Company re-entered the equine business for which the Company was originally established and purchased several horses of different ages. The Company has purchased several horses, the majority being one and two year olds, from Francis W. Murray at prices to be determined by a current appraisal of their values. Payment for such horses will only be made out of profits realized from the horses purchased from Mr. Murray, if any. It is our plan to bring these horses into racing if we consider them competitive following the training period to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions.

(15) SUBSEQUENT EVENTS

     (A)  On  January  5,  2005,  Royal  Star  Entertainment,   LLC  ("RSE"),  a
wholly-owned indirect subsidiary of the Company, executed and delivered a promissory note, amended as of January 17, 2005 in the original principal amount of $2,850,000 (the "Note"), representing a loan funded on January 17, 2005 (the "Loan") in such principal amount. Also on January 5, 2005, the Company entered into a Guaranty Agreement dated as of January 6, 2005, guarantying payment of all sums due and to become due by RSE under the Note. The Note is also secured by RSE's Preferred Mortgage dated as of January 17, 2005, encumbering the vessel owned by RSE and known as the "Royal Star." The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation.

     The Loan evidenced by the Note will be repayable on January 17, 2006. Interest on the Loan will be payable monthly at a rate of 10% per annum. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375, or 2.75% of the principal amount of the Note. The sole member of RSE is ITG Vegas, Inc., an indirect wholly owned subsidiary of the Company, and the proceeds of the Loan are to be used to make leasehold improvements under the Maritime Office Complex Lease and Operating Agreement between ITG Vegas and the Port of Palm Beach District, or to make improvements to the vessel Royal Star or to the vessel Big Easy (formally known as Empress II), a vessel which another subsidiary of ITG Vegas charters under a capital lease and charter. The Company and ITG Vegas continue to explore venues for use of the vessel Royal Star in a casino cruise operation. If RSE prepays the Note in connection with a sale of the vessel Royal Star, it will be required to pay a 5% prepayment premium to the lender.

     On January 5, 2005, RSE entered into a Master Lease Agreement and Lease Schedule No. 1, each dated as of January 6, 2005 (collectively, the "Lease") with PDS Gaming Corporation providing for the lease by RSE of slot machines to be located on the vessel Royal Star. Also on January 5, 2005, the Company entered into a Guaranty Agreement dated as of January 6, 2005, agreeing to guaranty payment by RSE of all sums becoming due under the Lease. The term of the Lease is three years, with rental payments of $11,879 per month for the first four months and $95,351.73 for the next thirty-two months. RSE will also pay a closing fee of $57,020.74, and a security deposit in the amount of $95,351.73.

     The foregoing is a summary of the principal terms of RSE's loan and lease transactions. The summary does not purport to be a complete summary and is qualified in its entirety by reference to the documents which are filed as exhibits to the Company's Form 8-K dated January 6, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in the Company's Annual Report on Form 10-K, filed for the year ended June 30, 2004, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o general economic and business conditions affecting the tourism business in Florida;
     o    competition;
     o    execution of our new business strategy;
     o    changes in laws regulating the gaming industry;
     o the outcome of a pending vote on March 8, 2005 in Miami-Dade and Broward Counties in Florida that would allow slot machines at three
          (3) race tracks and one Jai-alai in Broward County and two (2) racetracks and one Jai-alai in Dade County. Broward County is contiguous to Palm Beach County and Miami-Dade County is contiguous to Broward County.
     o fluctuations in quarterly operating results as a result of seasonal and weather considerations;
     o events directly or indirectly relating to our business causing our stock price to be volatile; and
     o delays or cost-overruns in connection with refurbishing and refitting the vessels, the Big Easy and the Royal Star, which we plan to place in service.

Background

     The Company, through its wholly owned subsidiary, operates an offshore gaming vessel, the M/V Palm Beach Princess which we sub charter. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the state territorial water's limits, engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, including dining, music and other entertainment as well as casino gaming. We are expanding that line of business, for which on July 7, 2004 we entered into a sub bareboat charter for a second vessel, the Empress II (subsequently renamed the "Big Easy") . After refurbishing and retrofitting that vessel, we expect to place the Big Easy in service, during our 3rd fiscal quarter which ends on March 31, 2005. The Big Easy will be berthed and operated from the Port of Palm Beach.

     On July 7, 2004 the Company and several of our subsidiaries entered into a sublease and sub bareboat charter and equipment lease transaction for the purpose of operating and acquiring the vessels Palm Beach Princess and the Big Easy. The Palm Beach Princess sub charter is being accounted for as a capital lease. The accounting treatment for the Big Easy sub charter will be determined after completion of improvements and appraisal of the vessel. Through these transactions, payments were made on our behalf to prepay in full all indebtedness to the Brennan Trustee. (This transaction is more fully disclosed in footnote 2 of the financial statements). We intend to expand our gaming operations by placing the Big Easy in operations during our third fiscal quarter and we continue to explore other gaming opportunities both domestically and internationally. During our last fiscal year we purchased a third vessel, M/V Royal Star, however, this ship will need extensive improvements and outfitting before being placed in service. We are currently exploring possible locations from which to operate the vessel and possible financing sources to permit us to make the necessary improvements.

     During the first quarter of fiscal 2005, we re-entered the equine business for which the Company was originally established. We currently own several horses of different ages. Some are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive after completion of training to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions. We are stabling and training the majority of these horses in New Jersey and in Brazil.

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

     ITGV's cash flow from operations of the vessel is seasonal. The period July 1 to December 31 is a seasonably slow period for vessel operations. The period from January 1 to June 30 has been a period of increased activity and profits for the Palm Beach Casino Line operation. Certain of ITGV's operating costs, including leasing and charter fees, fuel costs and wages, are fixed and cannot be reduced when passageer loads decrease.

     During the first quarter and early in our second quarter of Fiscal 2005 our operating business was adversely affected by four hurricanes passing over or near Florida. We suffered materially from the direct effects of hurricanes "Frances" and "Jeanne" that left the area without power, resulting in curfews and limited food, water and life resources. These two storms caused the evacuation of the population in our area, and the four storms further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. Twenty-nine (29) of our daily cruises during the first quarter and four (4) of our daily cruises during the second quarter were cancelled during the period of time that the hurricanes threatened the area and for short periods thereafter. As a result of the seasonably slow period and the hurricanes our revenues and cash flows from operations for the six months ended December 31, 2004 were materially impacted. Our operating revenue was sufficient to cover operating expenses of the vessel, however, the operating revenues were not sufficient to cover expenses of the Parent Company, other subsidiaries, the capital lease payments on the Palm Beach Princess and the interest portion of the lease payments and the charter fees on the Big Easy which were capitalized to the cost of the vessel.

     We were able to utilize a portion of the cash received from the sale of the Las Vegas Note which transaction closed in June, 2004, to meet the remainder of our cash needs during the first six months of fiscal 2005.

     On July 7, 2004 we closed on new financing with PDS Corporation, Palm Beach Maritime Corporation and Palm Beach Empress, Inc., as more fully described in Footnote 2 of this Report and payments were made on our behalf to pay in full all indebtedness to the Brennan Trustee.

     The PDS Transaction involved, among other things, our chartering a second vessel, the Big Easy. In addition to the costs recorded as of December 31, 2004, we have committed approximatley $6,300,000 to date towards costs of refurbishing and retrofitting the Big Easy vessel. Costs associated with refurbishing and retrofitting the Big Easy vessel and placing it in service (including marketing expenses and other soft costs) are expected to amount to approximately $12 million, $6 million of which has been provided for by means of an escrow of $2,880,652 of our funds and proceeds of the PDS Transactions. Additional amounts necessary to begin operations of the Big Easy vessel are expected to be provided from working capital of our ITGV subsidiary and a portion of the financing for $2.85 million received from PDS on January 17, 2005. ITGV's ability to generate sufficient working capital with which to pay such costs may be adversely affected by delays or cost overruns in connection with refurbishing and refitting the Big Easy and by weather related and other uncertainties affecting its operations. The costs associated with refurbishing and retrofitting the Big Easy for placing it in service have increased from our original projection due to various upgrades to the vessel, and expansion of our Mardi Gras theme build out, and improvments required by the Coast Guard. Any delays in commencing the Big Easy operations will adversely affect our cash flow because of the continuing costs of carrying the vessel. As indicated by the table below, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributable in part to the arrangement for procurement and refurbishment for a second vessel, the Big Easy. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

     In our last fiscal year, the Company purchased the vessel Royal Star. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. Until the amounts due to the Brennan Trustee were paid in full on July 7, 2004, expenditures for improvements were restricted by the Brennan Trustee and we were required to make simultaneous dollar pre-payments to the Brennan Trustee for each dollar spent on improvements. On January 17, 2005 we borrowed $2,850,000 from PDS Gaming Corporation. A portion of these funds may be available for improvements to be made to the Royal Star, however, the funds may also be used for Maritime Office Improvements or improvements on the Big Easy, thus the portion available for the Royal Star is unknown at this time. We are currently negotiating with a financial institution to obtain the balance of the funds necessary to make the required improvements and lease or otherwise acquire the gaming equipment to place the ship in service. No assurances can be given that we will be successful in obtaining the necessary additional funds. Delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel.

The following summarizes commitments on non-cancelable contracts and leases as of December 31, 2004:

                                                Twelve Months Ended December 31,
                             -----------------------------------------------------------------------       There-
                                   2005      2006           2007           2008                2009         after        Total
                             ----------     ----------     ----------      ---------       ---------      -------     ----------
Capital Lease - PBP        $  4,168,315   $  5,661,156   $  5,661,156    $ 5,661,156    $  3,302,341   $      -0-  $  24,454,124
 Lease - Big Easy             2,997,378      3,620,430      3,620,430      3,620,430       2,111,918          -0-     15,970,586
Notes and Mortgages:
   Principal                    656,709            -0-            -0-            -0-             -0-          -0-        656,709
    Interest                     26,184            -0-            -0-            -0-             -0-          -0-         26,184
Deferred Interest Payments      300,000        600,000        600,000        600,000         450,000          -0-      2,550,000
Employee Contracts              688,477            -0-            -0-            -0-             -0-          -0-        688,477
Operating Leases:
    Casino Equipment          1,281,134      1,362,146      1,248,634            -0-             -0-          -0-      3,891,914
    Administrative & Office   1,557,792        223,911        144,401         45,046             -0-          -0-      1,971,150
Purchase Obligations-Big Easy 4,947,000            -0-            -0-            -0-             -0-          -0-      4,947,000
Purchase Obligations-Other      125,280         61,006         61,006         61,006          61,006      238,936        608,240
Other Long-Term Debt                -0-        218,242            -0-            -0-             -0-          -0-        218,242
                             ----------     ----------     ----------      ---------       ---------      -------     ----------
Total                      $ 16,748,269   $ 11,746,891   $ 11,335,627    $ 9,987,638    $  5,925,265   $  238,936  $  55,982,626
                             ==========     ==========     ==========      =========       =========      =======     ==========

     Upstream payments by ITGV to the Company are limited under the Princess Sub-Charter and th Big Easy Sub-Charter. If the "YTD Result" (defined as 10/12's of annualized EBITDAR from operation of the two vessels) is greater than $8 million at the end of any of the first three fiscal quarters or EBITDAR from operations of the two vessels is greater than $8 million at the end of any fiscal year, and if ITG Vegas and ITG Palm Beach have made all payments due under the Princess Sub-Charter and the Big Easy Sub-Charter, ITG Vegas may make
(i) tax sharing payments to the Company (payments equal to the federal income tax savings to ITG Vegas resulting from its inclusion in the Company's consolidated group for federal income tax purposes) including any tax sharing payments previously deferred as a result of limitation under the Princess Sub-Charter or the Big Easy Sub-Charter, and (ii) other payments to the Company in an amount which, together with charter hire payments in excess of $100,000 per month to PBMC and PBE for the two vessels, shall not exceed $200,000 per month (a "Restricted Payment"). If ITG Vegas is prohibited from making any Restricted Payment for any month, once such payments are again allowed, such Restricted Payment may be made to the Company; provided that the total amount of Restricted Payments (i.e. payments other than the tax sharing payments and $100,000 per month in bareboat charter fees) paid by ITG Vegas to the Company, PBMC and PBE in any twelve-month period may not exceed $2,400,000.

     The Company anticipates $2.5 million of capital expenditures for Port improvements the timing of which is subject to financing. The Company expects to defer making the improvements until financing is in place.

Outlook:

     Based on our historical level of operations for the Palm Beach Princess and additional revenues anticipated from the operations of the Big Easy, we believe that cash generated from operations will be adequate to meet our anticipated lease/purchase and loan payment requirements and working capital needs. No assurances can be given, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our lease/purchase and loan payments or to make anticipated capital expenditures. Our future operating performance and our ability to make payments under our leases and other debts will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

     On July 7, 2004 we paid off the Brennan Trustee and entered into long-term sub charters in connection with capital lease transactions for two vessels and equipment. As a result of these transactions, capital lease payments made to PDS are at a higher rate of interest (15.3% to 16.54%) than the interest that was being paid to the Brennan Trustee (12%). The debt outstanding has also increased significantly. Additionally, we must make charter hire payments for the Palm Beach Princess of $50,000 per month plus 1% of its gross revenues and charter payments for the Big Easy of $100,000 per month plus 1% of its gross revenues. Also, on January 17, 2005 , we borrowed an additional $2.85 million at 10% per annum, adding an additional $95,352 of payments per month, after a four month period of interest only payments, to our debt service requirements per month. Therefore our annual combined charter payments predicated on capital lease interest payments plus charter hire fees plus loan payments will be significantly higher than the debt service payments were for the year ended June 30, 2004.

     Effective July 7, 2004 we began leasing a second vessel, the Empress II, (renamed the Big Easy). The ship will need to be refurbished and refitted for use as an ocean going casino cruise ship and is expected to be placed in service in February or March 2005 in time to begin operations during our peak season. We will continue to incur costs for the vessel while it is being refitted. We anticipate operating the vessel from the same port as the Palm Beach Princess. It is possible that competition from each vessel will have an adverse effect on the operations of the other vessel.

     We will continue to incur costs on the vessel, Royal Star, while it is being refurbished. The Company will need additional financing to make the improvements and we will incur additional fees and interest costs on such financing. We are currently exploring locations from which to operate the vessel when it is ready to be placed in service.

     During the first quarter of this fiscal year, we re-entered the equine business for which the Company was originally established. We currently own several horses, or shares of horses, of different ages. Some are currently racing, and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring those horses into racing if we consider them competitive after training is completed. Our horse operation has not produced any revenue during the period. Training and operational expenses are approximately $30,000 per month and we do not expect to have any significant revenues from the horse operation during our 2005 fiscal year. These costs could increase substantially in the near future if additional horses are purchased.

     Our working capital as of December 31, 2004 was a negative $(2,764,588) as compared to $556,675 at June 30, 2004. The decrease in working capital of $3,321,263 during the past six months was primarily due to the net effect of cash used by operating activities of $546,514 and disbursements of approximately $7,800,000 for improvements made to the Big Easy and Royal Star and for purchasing horse livestock and equipment, offset by the payoff of the Brennan Trustee on our behalf, which amount of approximately $4,000,000 was classified as a current liability as of June 30, 2004 and current liabilities recorded as a result of our leasing arrangements with PDS of approximately $900,000.


Results of Operations for the Three Months Ended December 31, 2004 and 2003

     Overall

     Revenue for for the three months ended December 31, 2004 increased $413,383 from $7,101,610 in Fiscal 2004 to $7,514,993 in Fiscal 2005 primarily as a result of increase in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $967,506 from $6,396,311 in the three month period in Fiscal 2004 to $7,363,817 in Fiscal 2005 primarily as the result of 1) recording start up costs for the Big Easy of $597,622 and for the Royal Star of $39,573 wherein last year no start up costs were recorded because we did not own the Big Easy and the Royal Star had just recently been purchased, 2) an increase in other development costs of $199,013 as a result of our continued search both domestically and internationally for additional gaming opportunities and our entry into the equine business, 3) an increase in Depreciation and Amortization of $432,381 as a result of depreciation being recorded on the Palm Beach Princess as a result of capital leasing arrangements effective in July, 2004. Such increases in operating expenses were offset by a decrease in the operating expenses of the Palm Beach Princess of approximately $300,000 as detailed in the "vessel" section below and a decrease in the bankruptcy costs of $173,186 due to the bankruptcy being finalized in July 2004.

     Operating income for the three months ended December 31, 2004 was $151,176 as compared to $705,299 for the comparative period of last year. Operating Income before depreciation for the current period was $717,398 as compared to $839,140 for the comparative period of last year.

     Other expense increased by $ 394,276 as a result of (1) an increase in the interest and financing due to the higher debt level on the vessel leases than that amount previously owed to the Brennan Trustee and an increase in the rates of interest and (2) during the second quarter of Fiscal 2005, the Company recorded an impairment loss in the amount of $150,000 on the Second Cherry Hill Note Receivable.

     Net (Loss) for the three months ended December 31, 2004 was $(506,363) or $(.06) per diluted share as compared to income of $363,035 or $.04 per diluted share for the three months ended December 31, 2003.

     For the three months earnings before interest, taxes, depreciation and amortization and our unusual items of extraordinary income and vessel start up costs (Adjusted EBITDA) was $1,354,564 as compared to $929,367 for the comparable period last year.

Reconciliation of Non-GAAP Measures to GAAP

     Adjusted EBITDA or earnings before interest, taxes, depreciation and amortization and unusual items is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. EBITDA information is presented as a supplemental disclosure because management believes that it is a widely used measure of such performance in the gaming industry. In addition, management uses Adjusted EBITDA as the primary measure of the operating performance of its operations, including the evaluation of operating personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with generally accepted accounting principles. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes, lease and debt principal repayments, which are not reflected in Adjusted EBITDA. It should also be noted that other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company. A reconciliation of the Company's Adjusted EBITDA and unusual items to net income (GAAP), is shown below.

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                           Three Months Ended December 31,  Six Months Ended December 31,
                                           ------------------------------   -----------------------------
                                                2004            2003            2004              2003
                                           --------------     ----------    ------------      -----------
Total Adjusted EBDITA                  $        1,354,564 $      929,367 $     1,121,645  $     2,310,409
     Depreciation & Amortization                (566,222)      (133,841)       (965,101)        (309,719)
     Interest & Financing Expenses              (630,111)      (501,271)     (1,797,702)      (1,001,723)
     Interest Income                               73,601         98,780         151,918          170,729
     Tax Benefit (Expense) on Income               49,000       (30,000)          91,000         (47,600)
Net Income (Loss) before Unusual Items            280,832        363,035     (1,398,240)        1,122,096
     Extraordinary Item                                 0              0       3,560,000                0
     Start Up Costs for Vessels                 (637,195)              0       (735,482)                0
     Impairment Loss                            (150,000)              0       (350,000)                0
                                           --------------     ----------    ------------      -----------
Net Income (Loss)                      $        (506,363) $      363,035 $     1,076,278  $     1,122,096
                                           ==============     ==========    ============      ===========


     Vessel Operations

     During the three months ended December 31, 2004, total net revenue from vessel operations was $7,424,736 as compared to $7,000,011 for the three months ended December 31, 2003. The increase in revenue of $424,725 during the comparable quarters was the result of a 6.5% increase in the number of passengers during the comparable period last year, (despite completing 4 fewer cruises in fiscal 2005 vs. fiscal 2004,) which resulted in an increase in gaming and on board revenue of 6%. Revenue per passenger during the quarter fell slightly when compared to the comparable quarter of last year. During our quarter ending December 31, 2004 revenue per passenger was $122.43 as compared to $122.97 during the quarter ending December 31, 2003. More significantly, the revenue per passenger during our latest quarter of

$122.43 reversed a downward trend in revenue per passenger which began in the quarter ending June 30, 2004. Casino operating expenses which also includes food, beverage and entertainment increased $3,190 from $2,079,088, or 35% of casino revenue in fiscal 2004 to $2,082,278, or 33% of casino revenue in fiscal 2005 primarily the result of dividing costs, many of which are fixed by their nature, over increased revenues.

     During the most recent quarter a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $620,000 of salaries allocated to the Big Easy were expensed as developmental costs and approximately $100,000 of salary costs were capitalized as part of the vessel costs. These capitalized costs reflect the value of vessel improvements completed by company employees. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Sales, marketing and advertising expenses increased $50,839 from $852,933 in fiscal 2004 to $903,772 in fiscal 2005. The increase was the result of additional advertising and promotions to attract customers after the cancellation of cruises due to the hurricanes, inclement weather and curfews following the hurricanes in the quarter ending September 30, 2004 and the first week in the current quarter. Maritime and legal expenses decreased $120,604 or 8% primarily as a result of the allocation of salaries to the Big Easy as stated above. Finance expenses increased $873,966 from $3,078 in fiscal 2004 to $877,044 in fiscal 2005 as a result of the interest paid on the capital lease and the charter hire payments for the Palm Beach Princess which was effective July 7, 2004. Depreciation and amortization increased $348,230 from $170,346 in fiscal 2004 to $518,576 in fiscal 2005. As a result of the capital lease arrangement for the Palm Beach Princess the Company is recording depreciation on the vessel as compared to last year when the Company did not record depreciation on the vessel because it operated the vessel under an operating lease. Administration expense decreased $414,824 or 10% from $977,955 in fiscal 2004 to $563,131 in fiscal 2005 due to a decrease in bonus accrual during the current quarter as compared to the comparable quarter of last year, steps taken to reduce expenses during this quarter and the allocation of salaries to the Big Easy as stated above. Income before income tax expense for the second quarter of operation in fiscal 2005 was $840,171 as compared to income before Income Tax of $1,165,577 in the comparable quarter of fiscal 2004.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the second quarter of Fiscal 2004 the ship completed 172 cruises compared to 176 cruises during the same period last year. During the current quarter 8 cruises were cancelled due to hurricanes and inclement weather.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three months ended December 31, 2004 and 2003:

                                           Three Months Ended
                                              December 31,
                                       ---------------------------
             Description                   2004            2003        Change
--- ---------------------------------  -----------     -----------    ---------
Passenger Count                             60,646          56,922        3,724
Number of Cruises                              172            176            (4)

Revenue:
    Gaming                           $   6,317,979   $   5,948,208 $    369,771
    Fare                                 1,697,175       1,916,722     (219,547)
    On Board                               993,730         930,832       62,898

    Less: Promotional Allowances
    Fare                                (1,069,558)     (1,290,525)     220,967
    On Board                              (514,590)       (505,226)      (9,364)
                                       -----------     -----------    ---------
    Total Revenue                        7,424,736       7,000,011      424,725
                                       -----------     -----------    ---------
Expenses:
    Casino Operating Expenses            2,082,278       2,079,088        3,190
    Hotel and Gift Shop Expenses           240,690         231,356        9,334
    Sales, Marketing and
    Advertising Expenses                   903,772         852,933       50,839
    Maritime and Legal Expenses          1,399,074       1,519,678     (120,604)
    Finance Expenses - Net                 877,044           3,078      873,966
    Depreciation and Amortization          518,576         170,346      348,230
    Administrative                         563,131         977,955     (414,824)
                                       -----------     -----------    ---------
    Total Expenses                       6,584,565       5,834,434      750,131
                                       -----------     -----------    ---------
      Income (Loss) Before Income
      Tax Expense                    $     840,171   $   1,165,577  $  (325,406)
                                       ===========     ===========    =========

Results of Operations for the Six Months Ended December 31, 2004 and 2003

     Overall

     Revenue from for the six months ended December 31, 2004 decreased $826,363 from $14,719,678 in Fiscal 2004 to $13,893,315 in Fiscal 2005 primarily as a result of decrease in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $1,734,315from $12,738,149 in the six month period in Fiscal 2004 to $14,472,464 in Fiscal 2005 primarily the result of 1) recording start up costs for the Big Easy of $629,064 and for the Royal Star of $106,418 wherein last year no start up costs were recorded because we did not own the Big Easy and the Royal Star had just recently been purchased, 2) an increase in other development costs of $576,462 as a result of our continued search both domestically and internationally for additional gaming opportunities and our entry into the equine business, 3) an increase in Depreciation and Amortization of $655,382 as a result of depreciation being recorded on the Palm Beach Princess as a result of leasing arrangements effective in July, 2004. The increase in operating expenses was offset in part by a decrease in the bankruptcy costs of $368,681 due to the bankruptcy being finalized in July 2004.

     The Operating (loss) for the six months ended December 31, 2004 was $(579,149) as compared to income of $1,981,569 for the comparative period of last year. Operating Income before depreciation for the current period was $385,952 as compared to $2,291,248 for the comparative period of last year.

     Other expenses increased by $1,183,739 as a result of (1) an increase in the interest and financing due to the higher debt level on the vessel leases than that amount previously owed to the Brennan Trustee and an increase in the rates of interest and (2) during the first half of Fiscal 2005 the Company recorded an impairment loss in the amount of $350,000 on the Second Cherry Hill Note Receivable.

     For the six months ended December 31, 2004 the loss before an extraordinary item was $(2,483,722) as compared to income of $1,122,096 for the six months ended December 31, 2003. During the first quarter of the current fiscal year the Company recorded extraordinary income, net of tax, of $3,560,000. This was the result of the collection of success fees charged to Leo Equity Group, Inc. and Palm Beach Maritime Corporation (formerly
MJQ) for our efforts in connection with the final settlement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. We had deferred all income from these transactions until such time as payment was received.

     Net Income for the six months ended December 31, 2004 was $1,076,278 or $.13 per diluted share as compared to $1,122,096 or $.11 per diluted share for the six months ended December 31, 2003.

     For the six months ending December 31, 2004 earnings before interest, taxes, depreciation and amortization and our unusual items of extraordinary income and vessel start up costs (Adjusted EBITDA) was $1,121,645 as compared to $2,310,409 for the corresponding period. The decrease in Adjusted EBITDA of $1,188,764 was primarily due to the losses sustained in the first quarter because of the hurricanes which is reflected in the six month operating results. See the reconciliation of Adjusted EBITDA to net income in the three month operating results paragraphs of this section.

     Vessel Operations

     Operations for the six months were materially impacted by hurricanes and inclement weather which struck Florida and the Palm Beach area during our first quarter of operations. The negative effect of those hurricanes on our operations during the first quarter is also reflected in the financial results for the six months ended December 31, 2004. During the six months ended December 31, 2004, total net operating revenue from vessel operations was $13,706,236 as compared to $14,575,168 for the six months ended December 31, 2003. The decrease in revenue of $868,932 during the comparable six months was due to a decrease in the number of cruises which resulted in a decrease in passenger counts. Additionally, during the current six months our revenue per passenger fell 5.3% from $123.09 per passenger in fiscal 2004 to $116.55 in fiscal 2005. The revenue per passenger during the first quarter was $112.22 which negatively effected our 6 month performance. Revenue per passenger has recovered to $122.43 during the second quarter of fiscal 2005. During the current six month period gaming revenues decreased $795,409 from $12,442,895 in the first six months of fiscal 2004 to $11,647,486 in the first six months of fiscal 2005. Net fare and on board income decreased $73,523, or 3.4%. Casino operating expenses which also includes food, beverage and entertainment increased $37,662 from $4,158,704 or 33.4% of casino revenue in fiscal 2004 to $4,196,366 or 36% of casino revenue in fiscal 2005 primarily the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

     During the six month period ending December 31, 2004 a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $620,000 of salaries allocated to the Big Easy were expensed as developmental costs and approximately $100,000 of salary costs were capitalized as part of the vessel costs. These capitalized costs reflect the value of vessel improvements completed by company employees. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Sales, marketing and advertising expenses increased $212,274 from $1,566,687 in fiscal 2004 to $1,778,961 in fiscal 2005. The increase was the result of additional advertising and promotions to attract customers after the cancellation of cruises due to the hurricanes, inclement weather and curfews following the hurricanes. Maritime and legal expenses decreased $402,094 or 12% as a result of fewer cruises being performed during the current six month period and the allocation of salary expenses as stated above. Finance expenses increased $1,324,214 from $233,381 in fiscal 2004 to $1,557,595 in fiscal 2005 as a result of the interest paid on the capital lease and the charter hire payments for the Palm Beach Princess which was effective July 7, 2004. Depreciation and amortization increased $568,740 from $300,743 in fiscal 2004 to $869,483 in fiscal 2005. As a result of the capital lease arrangement for the Palm Beach Princess the Company is recording depreciation on the vessel as compared to last year when the Company did not record depreciation because it operated the vessel under an operating lease. Administrative expenses decreased $537,396 from $2,103,174 in fiscal 2004 to $1,565,778 in fiscal 2005 due to fewer days of operation, steps taken to reduce expenses during this quarter, and the allocation of salary expenses as stated above. Income before income tax expense for the first quarter of operation in fiscal 2005 was $419,395 as compared to income before Income Tax of $2,516,933 in the comparable six month period of fiscal 2004.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the first quarter of fiscal 2005 the ship completed 328 cruises and 33 cruises were missed due to hurricanes and inclement weather. Whereas during the six months of fiscal 2004 the ship completed 343 cruises.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the six months ended December 31, 2004 and 2003:

                                            Six Months Ended
                                              December 31,
                                      ----------------------------
             Description                  2004            2003         Change
--- -------------------------------   ------------     -----------   ----------
Passenger Count                            117,603         118,409         (806)
Number of Cruises                              328             343          (15)
Revenue:
    Gaming                          $   11,647,486   $  12,442,895 $   (795,409)
    Fare                                 3,177,007       4,052,914     (875,907)
    On Board                             1,861,213       1,848,188       13,025
    Less: Promotional Allowances
    Fare                                (2,008,725)     (2,771,346)     762,621
    On Board                              (970,745)       (997,483)      26,738
                                      ------------     -----------   ----------
    Total Revenue                       13,706,236      14,575,168     (868,932)
                                      ------------     -----------   ----------
Expenses:
    Casino Operating Expenses            4,196,366       4,158,704       37,662
    Hotel and Gift Shop Expenses           451,803         426,597       25,206
    Sales, Marketing and
    Advertising Expenses                 1,778,961       1,566,687      212,274
    Maritime and Legal Expenses          2,866,855       3,268,949     (402,094)
    Finance Expenses - Net               1,557,595         233,381    1,324,214
    Depreciation and Amortization          869,483         300,743      568,740
    Administrative                       1,565,778       2,103,174     (537,396)
                                      ------------     -----------   ----------
    Total Expenses                      13,286,841      12,058,235    1,228,606
                                      ------------     -----------   ----------
      Income (Loss) Before Income
      Tax Expense                   $      419,395   $   2,516,933  $(2,097,538)
                                      ============     ===========   ==========

Horse Operations

     During the first quarter of this fiscal year, we re-entered the equine business for which the Company was originally established. We currently own several horses, or shares of horses, of different ages. Some are currently racing, and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring those horses into racing if we consider them competitive after training is completed. We are stabling and training the majority of these horses in New Jersey and in Brazil. Additionally, the Company has purchased several horses, the majority being one and two year olds, from Francis W. Murray at values to be determined by a current appraisal of their values. Payment for such horses will only be made out of profits realized from the horses purchased from Mr. Murray, if any. Our horse operation did not produce any revenue during the period. Training and operational expenses of $147,757 for the six month period are reported in Development Costs-Other. It is our plan to bring these horses into racing to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not subject to material interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market rate or price risks.

ITEM 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

     There have not been any significant changes that occurred during the fiscal quarter ended December 31, 2004 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.



February 22, 2005                    /s/Francis W. Murray
                                     -----------------------------
                                     Francis W. Murray, President,
                                     Chief Executive Officer
                                     and Chief Financial Officer

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


Date: February 22, 2005

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


Date: February 22, 2005

                                            /s/Francis W. Murray
                                            ---------------------------------
                                            Chairman/Chief Executive Officer/
                                            Chief Financial Officer

                                                                      Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three and six months ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Francis W. Murray
------------------------------
Name: Francis W. Murray
Title: Chief Financial Officer
February 22, 2005