Form 10-Q
period 2005-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2005-05-23
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2005
                               -------------------------------------------------
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission file number               0-9624
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No
                                             -----  ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes     No  X
   ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


          Class                           Outstanding at May 20, 2005
------------------------------            ---------------------------
Common Stock, $ 2.00 par value                  10,567,487 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.


                                    FORM 10-Q


                                QUARTERLY REPORT
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                         PAGE
PART I.           FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets
                     as of March 31, 2005 and June 30, 2004...............1-2

              Consolidated Statements of Operations
                     for the Three Months and Nine Months ended
                     March 31, 2005 and 2004 .............................3

              Consolidated Statement of Stockholders' Equity
                     for the Nine Months ended March 31, 2005.............4

              Consolidated Statements of Cash Flows
                     for the Nine Months ended
                     March 31, 2005 and 2004..............................5

              Notes to Financial Statements...............................6-23

     Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........24-33

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...33

     Item 4. Controls and Procedures......................................33


PART II.          OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................34

     Item 6.  Exhibits and Reports on Form 8-K............................34

SIGNATURES................................................................35

CERTIFICATIONS............................................................36-39

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2005 AND JUNE 30, 2004

                                     ASSETS

                                                                          March 31,
                                                                             2005            June 30,
                                                                         (UNAUDITED)          2004
                                                                       -------------     -------------
CURRENT ASSETS:
       Cash and Cash Equivalents                                     $    1,495,777    $    7,508,632
       Accounts Receivable                                                  529,015           223,411
       Prepaid Expenses                                                   1,921,873           738,504
       Other Current Assets                                                 315,526           153,625
       Assets of Discontinued Operations                                    401,785           400,835
                                                                       -------------     -------------
         TOTAL CURRENT ASSETS                                             4,663,976         9,025,007
                                                                       -------------     -------------


VESSELS, EQUIPMENT & LIVESTOCK:
       Vessel - Palm Beach Princess                                      17,500,000                 0
       Leasehold Improvements - Port of Palm Beach                          991,587           913,394
       Equipment                                                          3,012,766         2,217,322
       Livestock                                                            328,992                 -
       Vessel Not Placed in Service - Big Easy (formerly Empress II)     11,273,480                 -
       Vessel Not Placed in Service - Royal Star                          2,712,338         1,321,494
                                                                       -------------     -------------
                                                                         35,819,163         4,452,210
       LESS: Accumulated Depreciation and Amortization                    2,197,476           916,186
                                                                       -------------     -------------

         TOTAL VESSELS, EQUIPMENT & LIVESTOCK- NET                       33,621,687         3,536,024
                                                                       -------------     -------------



OTHER ASSETS:
       Notes Receivable                                                  14,328,651        14,778,651
       Mortgage Contract Receivable - Related Party                               -        13,750,000
       Deposits and Other Assets - Related Parties                        8,161,438         8,410,940
       Deposits and Other Assets - Non-Related Parties                    1,237,564           334,975
       Spare Parts Inventory                                              1,016,180           978,119
                                                                       -------------     -------------
         TOTAL OTHER ASSETS                                              24,743,833        38,252,685
                                                                       -------------     -------------


TOTAL ASSETS                                                         $   63,029,496    $   50,813,716
                                                                       =============     =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2005 AND JUNE 30, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             March 31,
                                                                2005           June 30,
                                                            (UNAUDITED)         2004
                                                           -------------     -----------
CURRENT LIABILITIES:
       Accounts Payable                                  $    4,133,810    $    1,104,721
       Accrued Expenses                                       3,307,622         2,169,197
       Short-Term Debt                                        3,163,444         4,186,012
       Deferred Interest - Short-Term                           491,636           514,440
       Vessel Lease Payable - Current Portion                   879,238                 -
       Short-Term Debt - Related Parties                        183,164           183,164
       Liabilities of Discontinued Operations                   317,998           310,798
                                                           -------------     -------------
         TOTAL CURRENT LIABILITIES                           12,476,912         8,468,332
                                                           -------------     -------------

LONG-TERM LIABILITIES:
       Vessel Lease Payable - Long Term Portion              13,120,762                 -
       Long-Term Debt - Net of Current Portion                  310,216         4,095,827
       Deferred Interest - Long-Term                          1,625,608         1,957,920
       Advances From Related Parties                            650,967           285,649
                                                           -------------     -------------
         TOTAL LONG-TERM LIABILITIES                         15,707,553         6,339,396
                                                           -------------     -------------

DEFERRED INCOME                                               1,630,815         5,439,951

COMMITMENTS AND CONTINGENCIES                                     -                 -


STOCKHOLDERS' EQUITY:
       Series A Preferred Stock, $100 Par Value,
        Authorized 500,000 Shares, 362,489
        Issued and Outstanding                               36,284,375        36,248,875
       Common Stock, $2 Par Value, Authorized 25,000,000
        Shares,Issued, 11,482,563, and Outstanding,
        11,482,563 and 7,802,134, respectively               22,965,126        22,960,557
       Capital in Excess of Par                              20,151,914        20,191,982
       (Deficit) (subsequent to June 30, 1993,
        date of quasi-reorganization)                       (45,726,745)      (46,989,638)
                                                           -------------     -------------
                                                             33,674,670        32,411,776
       LESS:
        Treasury Stock, 915,077 and 3,678,146 Shares,
         respectively, at Cost                                 (457,538)       (1,839,073)
        Deferred Compensation, Net                               (2,916)           (6,666)
                                                           -------------     -------------
         TOTAL STOCKHOLDERS' EQUITY                          33,214,216        30,566,037
                                                           -------------     -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   63,029,496    $   50,813,716
                                                           =============     =============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                   Three Months Ended                  Nine Months Ended
                                                                         March 31,                          March 31,
                                                              ------------------------------     -------------------------------
                                                                   2005             2004              2005              2004
                                                              -------------     ------------     -------------     -------------
OPERATING REVENUES:
       Gaming                                               $    8,489,580    $   7,989,901    $   20,137,067    $   20,432,796
       Fare                                                      1,076,323        1,076,704         2,244,606         2,358,272
       On Board                                                    599,464          544,548         1,489,931         1,395,253
       Other                                                       115,618           86,554           302,697           232,112
                                                              -------------     ------------     -------------     -------------
         NET OPERATING REVENUES                                 10,280,985        9,697,707        24,174,301        24,418,433
                                                              -------------     ------------     -------------     -------------

OPERATING COSTS AND EXPENSES:
       Gaming                                                    2,592,901        2,329,487         6,845,324         6,488,191
       Fare                                                      1,247,296        1,113,253         3,193,713         2,732,424
       On Board                                                    286,832          262,609           738,635           689,206
       Maritime & Legal Expenses                                 1,813,085        1,781,171         4,705,421         5,050,119
       General & Administrative Expenses                           306,958          937,503         1,791,198         2,737,332
       General & Administrative Expenses - Parent                  420,196          571,136         1,429,202         1,179,085
       Ship Development Costs - Big Easy                         1,109,310                -         1,738,375                 -
       Ship Development Costs - Royal Star                          12,336                -           118,754                 -
       Development Costs - Other                                   361,331          327,656         1,096,988           486,852
       Depreciation & Amortization                                 556,495          203,038         1,521,596           514,007
       ITG Vegas Bankruptcy Costs                                        -           20,078                 -           388,759
                                                              -------------     ------------     -------------     -------------
         TOTAL OPERATING COSTS AND EXPENSES                      8,706,740        7,545,931        23,179,206        20,265,975
                                                              -------------     ------------     -------------     -------------

OPERATING INCOME                                                 1,574,245        2,151,776           995,095         4,152,458
                                                              -------------     ------------     -------------     -------------

OTHER INCOME (EXPENSE):
       Interest and Financing Expenses                            (639,424)        (353,344)       (1,996,685)       (1,379,046)
       Interest and Financing Expenses - Related Party            (259,702)          (8,000)         (700,144)           15,979
       (Loss) on Impairment of Note Receivable                    (100,000)               -          (450,000)                -
       Interest Income                                               9,493           15,792            17,520            42,632
       Interest Income Related Parties                              69,505           64,993           213,396           208,882
       Other Income (Expense)                                            -           16,239               211            16,239
                                                              -------------     ------------     -------------     -------------
         TOTAL OTHER INCOME (EXPENSE)                             (920,128)        (264,320)       (2,915,702)       (1,095,314)
                                                              -------------     ------------     -------------     -------------


INCOME (LOSS) BEFORE TAX PROVISION                                 654,117        1,887,456        (1,920,607)        3,057,144
AND EXTRAORDINARY ITEM
       Income Tax (Benefit) Expense                                  5,000          122,400           (86,000)          170,000
                                                              -------------     ------------     -------------     -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            649,117        1,765,056        (1,834,607)        2,887,144

EXTRAORDINARY ITEM -  Fees charged to related
       parties for Master Settlement Agreement ( Note 12),
       less income tax of $440,000.                                      -                -         3,560,000                 -
                                                              -------------     ------------     -------------     -------------

NET INCOME                                                  $      649,117    $   1,765,056    $    1,725,393    $    2,887,144
                                                              =============     ============     =============     =============


NET BASIC INCOME PER COMMON SHARE                           $         0.06    $        0.23    $         0.17    $         0.36
                                                              =============     ============     =============     =============

NET DILUTED INCOME PER COMMON SHARE                         $         0.06    $        0.17    $         0.16    $         0.29
                                                              =============     ============     =============     =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Basic                                   10,567,487        7,802,134        10,275,087         7,977,224
                                                              =============     ============     =============     =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Diluted                                 11,221,096       10,108,167        10,871,605        10,129,978
                                                              =============     ============     =============     =============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                                                Preferred                 Common
                                                      -------------------------  -------------------------
                                                       Number of                   Number of
                                                        Shares       Amount         Shares        Amount
                                                      ----------  -------------  ------------  ------------
BALANCE - JUNE 30, 2004                                 362,489  $  36,248,875    11,480,279  $ 22,960,557

   Shares Issued for Fractional Exchanges With
     Respect to the One-for-twenty Reverse Stock
     Split effected on March 13, 1992                       355         35,500         2,283         4,568
   Shares Issued for Options Granted
   Options Issued at Less than Treasury Stock Cost            -              -             -             -
   Amortization of Deferred Compensation Costs                -              -             -             -
   Net Income for the Nine Months Ended March 31, 2005        -              -             -             -
                                                      ----------  -------------  ------------  ------------
BALANCE - MARCH 31, 2005                                362,844  $  36,284,375    11,482,562  $ 22,965,125
                                                      ==========  =============  ============  ============


                                                           Capital                       Treasury       Deferred
                                                          in Excess                        Stock         Compen-
                                                           of Par        (Deficit)        At Cost        sation        Total
                                                        ------------   -------------    ------------   ---------    -----------
BALANCE - JUNE 30, 2004                                $ 20,191,982   $ (46,989,638)   $ (1,839,073)  $  (6,666)  $  30,566,037

   Shares Issued for Fractional Exchanges With
     Respect to the One-for-twenty Reverse Stock
     Split effected on March 13, 1992                       (40,068)              -               -           -               -
   Shares Issued for Options Granted                              -               -         919,035           -         919,035
   Options Issued at Less than Treasury Stock Cost                -        (462,500)        462,500           -               -
   Amortization of Deferred Compensation Costs                    -               -               -       3,750           3,750
   Net Income for the Nine Months Ended March 31, 2005            -       1,725,393               -           -       1,725,393

                                                        ------------   -------------    ------------   -----------  -----------
BALANCE - MARCH 31, 2005                               $ 20,151,914   $ (45,726,745)   $   (457,538)  $  (2,916)  $  33,214,215
                                                        ============   =============    ============   ===========  ===========

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                             March 31,
                                                                   ------------------------------
                                                                        2005             2004
                                                                   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       INCOME BEFORE DISCONTINUED OPERATIONS                     $    1,725,393    $   2,887,144
       Adjustments to reconcile income to net cash
         provided by operating activities:
            Depreciation and Amortization                             1,521,596          514,007
            Gain on Sale of Assets                                            -                -
            Impairment of Note                                          450,000                -
            Increase in Deferred Income                                 190,863                -
            (Decrease) in Deferred Income - Related Parties          (4,000,000)               -
            Changes in Operating Assets and Liabilities -
              (Increase) in Restricted Cash & Investments                     -         (420,000)
              (Increase) in Accounts Receivable                        (305,604)         (29,880)
              (Increase) Decrease in Other Assets                      (161,901)         438,608
              (Increase) in Prepaid Expenses                         (1,183,370)        (104,816)
              Increase (Decrease) in Accounts Payable and
               Accrued Expenses                                       4,427,516       (1,913,932)
                                                                   -------------     ------------
       CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
       DISCONTINUED OPERATIONS                                        2,664,493        1,371,131
       CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                 7,200            7,200
                                                                   -------------     ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,671,693        1,378,331
                                                                   -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase and Improvements of Vessels                            (12,664,325)      (1,084,163)
    Security Deposit on New Bare Boat Charter -
     Related Party MJQ Corp.                                                  -         (600,000)
    Loans Paid by Related Parties                                     3,523,175                -
    Capital and Livestock Expenditures                               (1,688,566)        (657,441)
    (Increase) Decrease in Other Investment Activity                   (902,589)         200,266
    Decrease in Other Investment Activity - Related Parties                   -            2,513
                                                                   -------------     ------------
       CASH (USED IN) INVESTING ACTIVITIES
       BEFORE DISCONTINUED INVESTING ACTIVITIES                     (11,732,305)      (2,138,825)
       CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                     -                -
                                                                   -------------     ------------
       NET CASH (USED IN) INVESTING ACTIVITIES                      (11,732,305)      (2,138,825)
                                                                   -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funds Received PDS Note                                           2,850,000                -
    Funds Received on Refinance of Note                                       -        6,400,000
    Principal Payments on Short Term Notes                              (60,220)      (4,765,124)
    Funds Received from Related Parties                                 545,054                -
    Principal Payments on Long Term Notes                              (286,127)               -
    Decrease in Balances Due to/From Discontinued
     Subsidiaries                                                         6,250            6,113
                                                                   -------------     ------------
       CASH PROVIDED BY FINANCING ACTIVITIES
       BEFORE DISCONTINUED FINANCING ACTIVITIES                       3,054,957        1,640,989
       CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                  (6,250)          (6,113)
                                                                   -------------     ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,048,707        1,634,876
                                                                   -------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (6,011,905)         874,382
          LESS CASH AND CASH EQUIVALENTS  FROM
            DISCONTINUED OPERATIONS                                        (950)          (1,087)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD           7,508,632        6,123,641
                                                                   -------------     ------------

       CASH AND CASH EQUIVALENTS AT END OF THE PERIOD            $    1,495,777    $   6,996,936
                                                                   =============     ============

       Supplemental Disclosures of Cash Flow Information:
           Cash paid during the period for:
           Interest                                              $    4,439,344    $     633,490
           Income Taxes                                          $            -    $     256,517


                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - International Thoroughbred Breeders, Inc., a Delaware corporation ("ITB" and together with its subsidiaries, the "Company"), was incorporated on October 31, 1980. Its principal operating subsidiary, ITG Vegas, Inc. ("ITG Vegas") is currently engaged in an entertainment cruise and casino ship business under a sub-bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     During the first quarter of Fiscal 2005, we re-entered the equine business. We currently own 30 horses, a share of 8 horses, and lease 2 other horses, all of different ages. Several are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive after completion of training.

     Using the funding provided by the PDS Transactions (see Note 2) and working capital, our subsidiary, ITG Palm Beach, LLC ("ITGPB") began making alterations, retrofits and improvements to the Empress II (subsequently renamed the Big Easy) in our second fiscal quarter to prepare it for use as a casino cruise ship. It is anticipated that the Big Easy will begin passenger service from the Port of Palm Beach, Florida during our fourth quarter. The ship's reconstruction and refurbishment was completed in April, 2005, and we are continuing to pursue certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. Although the Alternative Compliance Program certification procedure is less complex and time consuming than regular Coast Guard certification, it is nevertheless a rigorous process involving the jurisdiction of at least four separate departments of the United States Coast Guard and the ship's classification society, Lloyd's Register. During the past nine months the Company incurred approximately $1,740,000 of start up costs which, according to the appropriate accounting pronouncement, have been expensed as they have been incurred.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior years' amounts have been reclassified to conform with the current years' presentation.

     (D) Revenue Recognition - Casino revenue consists of gaming winnings net of losses. Net income is the difference between wagers placed and winning payout to patrons and is recorded at the time wagers are made. The vast majority of the wagers are in the form of cash and we do not grant credit to our customers to a significant extent. Fare revenues consist of admissions to our vessel and are recognized as earned. On board revenues consist primarily of ancillary activities aboard the vessel such as the sale of food and beverages, cabin rental, gift shop, spa facility and skeet shooting. These revenues are recognized on the date they are earned.

     (E) Accounting Periods - ITG Vegas ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days in each quarter. Periodically, this system necessitates a 14 week quarter. The quarter ending March 31, 2005 was such a quarter for which the ITG Vegas, Inc. subsidiary cut off was on April 3, 2005. The Company's current fiscal year will include a 53 week year for its subsidiary, ITG Vegas, Inc.

     (F) Spare Parts Inventory - Spare parts inventory consists of operating supplies, maintenance materials and spare parts. The inventories are carried at cost. It is necessary that these parts be readily available so that the daily cruise operations are not cancelled due to mechanical failures.

     (G) Livestock - Livestock consists of thoroughbred horses and the assets are stated at the lower of cost or market. Costs of maintaining horses and other direct horse related costs are expensed in the period

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

incurred. Stud fees are capitalized and become the basis of the resulting foal.

     (H) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense includes the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the three months ended March 31, 2005 and 2004, the amortized expense was $46,709 and $42,486, respectively. For the nine months ended March 31, 2005 and 2004, the amortized expense was $133,455 and $80,295, respectively.

     As a result of the PDS transactions (see Footnote 2) we are leasing the vessel M/V Palm Beach Princess under a Capital lease arrangement. The Company began depreciating the M/V Palm Beach Princess during the first quarter of our current fiscal year. Financing fees In connection with the PDS financings, are being amortized over the life of the loans. For the three and nine months ended March 31, 2005 the amortized expense associated with these finance costs was $24,344 and $10,455, respectively. There were no amortized fees recorded in the three or nine months ended March 31, 2004,

     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Effective January 4, 2002, SFAS 142 requires an annual impairment review based on fair value for all intangible assets with indefinite lives.

     (I) Net Assets of Discontinued Operations - At March 31, 2005 and 2004, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

     (J) Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN") No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of operations of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. The provisions of this interpretation were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003, and became effective during the period ended March 31, 2004 for any VIE created on or before January 31, 2003. Based upon our review, we do not believe we have any such entities or arrangements that would require disclosure or consolidation.

     (K) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     (L) Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (M) Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than 3 months. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (N) Use Of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (O) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 has been deferred until such time as the note receivable on the sale has been collected. In connection with the PDS Transaction we have deferred the gain on the sale of equipment of $190,863 over the term of the equipment lease. The deferred income recorded as of June 30, 2004 included fees charged to Leo Equity Group, Inc. in the amount of $3,000,000 and to Palm Beach Maritime Corp. (formerly MJQ Corp.)
in the amount of $1,000,000 in connection with the final settlement with the Brennan Trustee. These amounts were deferred until the first quarter of Fiscal 2005 when we received payment for these charges.

     (P) Net Income per Common Share - Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the quarter. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

     (Q) Capitalized Interest - during the nine months ended March 31, 2005, we capitalized interest payments made under the Empress II (subsequently renamed the Big Easy) sublease in the amount of $1,530,197. The interest payments will be capitalized until the vessel is placed in service, estimated to be during our fourth fiscal quarter, ending on June 30, 2005.

(2)  PDS TRANSACTIONS

     (A) On July 7, 2004, ITG Vegas and its subsidiary, ITG Palm Beach, LLC ("ITGPB") and its affiliated entities Palm Beach Maritime Corporation ("PBMC") (formerly MJQ Corp.) and Palm Beach Empress, Inc.("PBE") closed on a series of related transactions (the "PDS Transactions") pursuant to which PBMC sold and then leased back the casino cruise ship Palm Beach Princess ("Princess"), PBE leased (as lessee) the casino cruise ship Empress II (subsequently renamed the Big Easy) ("Big Easy"), ITG Vegas and ITGPB obtained long-term charters to operate, and options to purchase, the Princess and Big Easy. By way of these sales/lease transactions, PBMC, ITG Vegas and the Company were able to extinguish their joint debts to the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan ("the Brennan Trustee"). ITG Vegas's investment in the Ship Mortgage Note, described below, was converted into an investment in the options to purchase the two vessels.

     All of the outstanding capital stock of PBMC is owned by Francis W. Murray, the Chief Executive Officer of the Company. PBMC owns 50% of the outstanding capital stock of PBE. The remaining 50% of the outstanding capital stock of PBE is owned by Raymond Parello and has been pledged to the Company to secure payment of the Second Cherry Hill Note described in Note 5 below.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As of Closing, the aggregate outstanding amount of the Purchase Obligation and ITB Obligation was $7,916,451.71, for all of which PBMC and the Company were jointly and severally liable. At the Closing, Cruise Holdings I, LLC ("Cruise I"), a subsidiary of PDS Gaming Corporation ("PDS"), purchased the Princess from PBMC for $14,000,000, $7,916,451.71 of which was paid by PBMC directly to the Brennan Trustee to satisfy the Purchase Obligation and ITB Obligation.

     Also at Closing, Cruise I entered into a Bareboat Charter and Option to Purchase (the "Princess Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Princess Master Lease") to charter and lease the Princess to PBMC and PBE for a period of five years. The charter hire/rent payable by PBMC and PBE is $178,500 per month for the first 12 months (equivalent to interest only on a capital lease obligation of $14,000,000) and $391,762.80 for the remaining term (amortizing the capital lease obligation over the next four years) of the Princess Charter. In addition, PBMC and PBE are required to make annual cash flow sweep payments (equivalent to mandatory principal prepayments) (the "Cash Flow Sweep") if the EBITDAR (earnings before interest, taxes, depreciation, amortization and rents) from the operation of the Princess and the Big Easy is less than $10,000,000 per year. Any Cash Flow Sweep payments to be made under the Princess Charter will ultimately be made by ITG Vegas and ITGPB (as the operators of the Princess), as described below.

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

     Acquisition of the Big Easy. On March 1, 2004, PBE entered into an agreement to purchase the vessel known as the M/V Empress II (subsequently renamed the Big Easy)(the "Empress Sale Agreement") from Empress Joliet Corporation at a purchase price of $3,800,000. The Big Easy has required in excess of $12 million of alterations, retrofits and improvements to prepare it for use as a casino cruise ship. As of March 31, 2005, ITG Vegas has incurred $2,880,650 of that cost with the balance having been incurred by PBE. At Closing of the PDS Transactions, PBE assigned to Cruise Holdings II, LLC ("Cruise II"), a subsidiary of PDS and affiliate of Cruise I, all of its rights, title and interest in and to the Empress Sale Agreement, and the sum of $6,000,000 was deposited in a blocked account to be used to pay costs of the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

alterations, retrofit and improvements of the Big Easy. Such deposit was funded to the extent of $2,880,652 by ITG Vegas.

     Also at Closing, Cruise II entered into a Bareboat Charter and Option to Purchase (the "Empress Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Empress Master Lease") to charter and lease the Big Easy to PBMC and PBE for a period of five years. The charter hire is $82,695 for the first 12 months (equivalent to interest only on a $6 million capital lease obligation) and $171,702.54 for the remaining term (amortizing the capital lease obligation over the next four years) of the Big Easy Charter. In addition, PBMC and PBE are required to make annual Cash Flow Sweep payments (equivalent to mandatory prepayments of principal) based on the EBITDAR from operation of the Princess and Big Easy, as described in respect to the Princess Charter above.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Guaranty Agreements. As a condition to entering into the PDS Transaction, PDS required ITB , ITG Vegas, ITGPB, PBMC and PBE to guaranty performance of certain of the PDS Transactions. ITB, ITG Vegas and ITGPB entered into Guaranty Agreements guarantying the obligations of PBMC and PBE under the Princess Charter, Princess Master Lease, Big Easy Charter and Big Easy Master Lease. ITB, PBMC and PBE entered into a Guaranty Agreement guarantying the obligations of ITG Vegas and ITGPB under the Gaming Equipment Lease.

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

     Limitation on Upstream Payments to ITB. Upstream payments by ITG Vegas to the Company are limited under the Princess Sub-Charter and Big Easy Sub-Charter. If the "YTD Result" (defined as 10/12ths of annualized EBITDAR from operation of the two vessels) is greater than $8,000,000 at the end of any of the first three fiscal quarters or EBITDAR from operation of the two vessels is greater than $8,000,000 at the end of any fiscal year, and if ITG Vegas and ITGPB have made all payments due under the Princess Sub- Charter and Big Easy Sub-Charter, ITG Vegas may make (i) tax sharing payments to ITB (payments equal to the federal income tax savings to ITG Vegas resulting from its inclusion in ITB's consolidated group for federal income tax purposes) including any tax sharing payments previously deferred as a result of the limitation under the Princess Sub-Charter or Big Easy Sub-Charter, and (ii) other payments to the Company in an amount which, together with charter hire payments in excess of $100,000 per month to PBMC and PBE for the two vessels, shall not exceed $200,000 per month (a "Restricted Payment"). If ITG Vegas is prohibited from making any Restricted Payment for any month, once such payments are again allowed, such Restricted Payment may be made to the Company, provided that the total amount of Restricted Payments paid by ITG Vegas to the Company, PBMC and PBE in any twelve-month period may not exceed $2,400,000.

     (B) On January 5, 2005, Royal Star Entertainment, LLC ("RSE"), a wholly-owned indirect subsidiary of ITB, executed and delivered a promissory note, amended as of January 17, 2005 in the original principal amount of $2,850,000 (the "Note"), representing a loan funded on January 17, 2005 (the "Loan") in such principal amount. Also on January 5, 2005, ITB entered into a Guaranty Agreement dated as of January 6, 2005, guarantying payment of all sums due and to become due by RSE under the Note. The Note is also secured by RSE's Preferred Mortgage dated as of January 17, 2005, encumbering the vessel owned by RSE and known as the "Royal Star." The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation.

     The Loan evidenced by the Note will be repayable on January 17, 2006. Interest on the Loan will be payable monthly at a rate of 10% per annum. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375, or 2.75% of the principal amount of the Note. The sole member of RSE is ITG Vegas and the proceeds of the Loan are to be used to make leasehold improvements under the Maritime Office Complex Lease and Operating Agreement between ITG Vegas and the Port of Palm Beach District, or to make improvements to the vessel Royal Star or to the vessel Big Easy (formally known as Empress II), a vessel which another subsidiary of ITG Vegas charters under a capital lease and charter. The Company continues to explore venues for use of the vessel Royal Star in a casino cruise operation. If RSE prepays the Note in connection with a sale of the vessel Royal Star, it will be required to pay a 5% prepayment premium to the lender.

     On January 5, 2005, RSE entered into a Master Lease Agreement and Lease Schedule No. 1, each dated as of January 6, 2005 (collectively, the "Lease") with PDS Gaming Corporation providing for the lease by RSE of slot machines to be located on the vessel Royal Star. Also on January 5, 2005, ITB entered into a Guaranty Agreement dated as of January 6, 2005, agreeing to guaranty payment by RSE of all sums becoming due under the Lease. The term of the Lease is three years, with rental payments of $11,879 per month for the first four months and $95,351.73 for the next thirty-two months. RSE paid a closing fee of $57,020.74, and a security deposit in the amount of $95,351.73.

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

     (C) See Note 15 (Subsequent Events) in connection with a third PDS financing which closed in April 2005.

(3)  DESCRIPTION OF LEASING ARRANGEMENTS

     As described in the footnote 2 above, the Company and several of its subsidiaries have entered into sub charter transactions for two vessels and lease transactions for equipment to be placed on three vessels. The sub charter for the Palm Beach Princess, which is currently in service, will be accounted for as a capital lease and the lease for the gaming equipment currently aboard the vessels and the lease for new gaming equipment will be accounted for as an operating lease.

     Principal payments made will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. Depreciation expense will be recorded for the Palm Beach Princess using an estimated useful life of 20 years. Sub charter fees of $50,000 per month plus 1% of gross revenues of the Palm Beach Princess will be expensed as incurred.

     The transaction described in note 2(A) also included the sub charter of the Big Easy and a lease for gaming equipment aboard that vessel. PDS placed $6 million in a reserve account which included $2,880,652 of our funds for the improvements to be made to the Big Easy. When such improvements are completed the vessel will be appraised and the accounting treatment for the transactions will be determined at that time. Sub charter fees of $100,000 per month plus 1% of gross revenues will be expensed as incurred at the time the vessel is placed in service. The gaming equipment lease will be accounted for as an operating lease. The gaming equipment lease requires interest only payments for the first six months. These payments for interest will be capitalized until the vessel is placed in service and subsequently amortized over the life of the equipment. Interest payments made on the Big Easy sub-lease and payments made for the charter hire fees will be capitalized until the vessel is placed in service and subsequently amortized over the life of the vessel.

     The transaction described in Note 2(B) included a lease for gaming equipment aboard the vessel, Royal Star. The gaming equipment lease will be accounted for as an operating lease. The gaming equipment lease requires interest only payments for the first four months of $11,879 per month and $95,351.73 for the next thirty-two months.

     See Note 15 (Subsequent Events) with respect to an additional lease of gaming equipment.

     Vessels, plant and equipment at March 31, 2005 include the following amounts for capitalized leases:


       Vessel, Palm Beach Princess          $           17,500,000
       Less: allowance for depreciation                   (869,570)
                                                  -----------------
       Capital Leases                       $           16,630,430
                                                  =================

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2005:

Period ending March 31,
                         2006               $             4,808,104
                         2007                             5,661,156
                         2008                             5,661,156
                         2009                             5,661,156
                         2010                             1,887,052
                                                -------------------
Total minimum lease payments                $            23,678,624
Less: amount representing interest                       (9,678,624)
                                                -------------------
Present value of net minimum lease payment  $            14,000,000
                                                ===================

     Operating Leases

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2005:

Period ending March 31,
                         2006               $             2,099,310
                         2007                             2,337,848
                         2008                             1,947,276
                                                -------------------
Total minimum lease payments                $             6,384,434
                                                ===================

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

     With the  consummation  of the PDS  Transactions  described above in Note 2
(A), all of our and the Debtors' indebtedness to the Brennan Trustee was paid in full.

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

     The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that it generally is payable prior to maturity only from distributable cash of the maker. The maker under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, was delayed as a result of community opposition to certain elements of the development plan, and, while the Company believes that the development plan is now moving forward, the timing and amount of profits there also remain uncertain. The Company already holds a promissory note in the face amount of $10 million, received from the purchaser of Garden State Park in connection with the sale of such real property, which the Company expects will be fully paid in time. While the Company expects that note to be fully paid, it is not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, the Company has written down the Second Cherry Hill Note (defined above) on its books. The interest portion of the Las Vegas Note amounting to approximately $20,866,000 has never been included as income on the Company's books, therefore the interest capitalized under the Second Cherry Hill Note is not subject to a write down. The remaining portion of the Second Cherry Hill Note has been written down to $4,578,651 which resulted in an impairment charge of the new note of $12,786,589, recorded in the fourth quarter of the Company's June 30, 2004 fiscal year and additional impairment charges of $200,000, $150,000 and $100,000, respectively, recorded during the first, second and third quarters of Fiscal 2005. The Company had previously recorded deferred income of $2,786,589 on the original sale of the El Rancho property in May, 2000, which amount was used to reduce the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

impairment charge to $10,000,000 at June 30, 2004. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated that its share of proceeds from the sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. As of March 31, 2005 the Company has recorded an impairment loss on this note of $450,000 and if a sale does not occur prior to July 31, 2005 it is anticipated that the Company will take an additional impairment write down against the Cherry Hill Note of $50,000 in the fourth quarter of this fiscal year ending June 30, 2005.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(6)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                             March 31, 2005      June 30, 2004
                                         -------------------    --------------
Long-Term Prepaid Loan Costs          $              807,237 $               0
Port Lease Rights                                    250,000           250,000
Other Misc. Assets                                   180,327            84,975
                                         -------------------    --------------
         Total                        $            1,237,564 $         334,975
                                         ===================    ==============


(7)  DEPOSITS AND OTHER ASSETS - RELATED PARTIES - NET

     The following items are classified as Deposits and Other Assets - Related Party Transactions (See Note 14):

                                                      March 31,         June 30,
                                                         2005             2004
                                                      ----------     ----------
Loans to the Ft Lauderdale Project (OC Realty, LLC) $  2,034,405    $ 2,034,405

A Loan Transferred from Golf Course Project to
  OC Realty, LLC                                         735,584        735,584

Accrued Interest on Loans to the Ft. Lauderdale
  Project (OC Realty, LLC)                             1,404,931        911,350

Purchase Option Deposits on Vessels                    3,792,572              0

Goodwill on Purchase of GMO Travel                       193,946        193,946

Advances to PBMC                                               0        616,534

Note Receivable from Francis W. Murray                         0      2,600,749

Deposits on new lease for M/V Palm Beach Princess
  and the Big Easy with. Palm Beach Maritime Corp.
  ("PBMC") (formerly MJQ Corp.)                                0        880,783

Accounts Receivable from Francis W. Murray                     0         32,751

Loans to Francis W. Murray                                     0         93,000

Accrued Interest Transferred from Golf Course
  Project to OC Realty, LLC                                    0        287,327

Accounts Receivable from Frank Leo                             0         24,512
                                                     -----------     ----------
         Total Deposits and Other Assets -
                Related Parties                     $  8,161,438    $ 8,410,941
                                                     ===========     ==========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(8)  NOTES AND MORTGAGES PAYABLE

                  Notes and Mortgages Payable are summarized below:

                                                              March 31, 2005                  June 30, 2004
                                         Interest %   ------------------------------    ---------------------------
                                         Per Annum        Current        Long-Term        Current        Long-Term
                                        ----------    --------------    ------------    -----------    ------------
International Thoroughbred Breeders,
Inc.:
--------------------------------------
Chapter 11 Trustee (the "Brennan
Trustee") for the Bankruptcy Estate of
Robert E. Brennan (A)                          12%  $            -0-  $          -0- $    4,038,838  $    4,024,142
Francis X. Murray (B)                           8%           159,164             -0-        159,164             -0-
William H. Warner (B)                          12%            24,000             -0-         24,000             -0-
Other                                      Various            29,104             -0-         25,000             -0-

ITG Vegas, Inc.:
----------------
Cruise Holdings IV, LLC (D)                    10%         2,850,000             -0-            -0-             -0-
International Game Technology (C)               8%           262,686         257,751        122,174          71,685
Other                                      Various            21,654          52,465            -0-             -0-

Garden State Park:
------------------
Service America Corporation (E)                 6%           160,000             -0-        160,000             -0-
                                                      --------------    ------------    -----------    ------------
                 Totals                             $      3,506,608  $      310,216 $    4,529,176  $    4,095,827

 Net Liabilities of Discontinued
  Operations - Long Term                                    (160,000)            -0-       (160,000)            -0-
 Related Party Notes                                        (183,164)            -0-       (183,164)            -0-
                                                      --------------    ------------    -----------    ------------
Totals                                              $      3,163,444  $      310,216 $    4,186,012  $    4,095,827
                                                      ==============    ============    ===========    ============

The effective Prime Rate at June 30, 2004 was 4%.

     (A) In connection with the PDS transactions, on July 7, 2004 the outstanding principal balance was paid by PBMC directly to the Brennan Trustee to satisfy this obligation. (See Note 2)

     (B) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at March 31, 2005 was $159,164 and accrued interest was $26,553. In Fiscal 2003, we issued promissory notes for $24,000 bearing interest at 12% to William H. Warner, Secretary of the Company. Interest is paid monthly on the note to Mr. Warner. The proceeds from Mr. Murray's and Mr. Warner's notes were used as working capital.

     (C) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. In March 2005, ITG Vegas, Inc. issued an additional thirty month promissory note in the amount of $387,463 bearing interest at 8.15% to International Game Technology for the purchase of fully reconditioned gaming equipment. Thirty consecutive monthly installments of $14,319.49 are to be paid on the balance. At March 31, 2005, the principal balance on the two notes to International Game Technology note was $520,437 of which $262,686 was classified as short term and the balance of $257,464 was classified as long term.

     (D)  On  January  5,  2005,  Royal  Star  Entertainment,   LLC  ("RSE"),  a
wholly-owned subsidiary of the Company, executed and delivered a promissory note, amended as of January 17, 2005 in the original

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

principal amount of $2,850,000 (the "Note"), representing a loan funded on January 17, 2005 (the "Loan") in such principal amount. Also on January 5, 2005, ITB entered into a Guaranty Agreement dated as of January 6, 2005, guarantying payment of all sums due and to become due by RSE under the Note. The Note is also secured by RSE's Preferred Mortgage dated as of January 17, 2005, encumbering the vessel owned by RSE and known as the "Royal Star." The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation. The Loan evidenced by the Note will be repayable on January 17, 2006. Interest on the Loan will be payable monthly at a rate of 10% per annum. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375, or 2.75% of the principal amount of the Note. The sole member of RSE is ITG Vegas, Inc., a wholly owned subsidiary of the Company, and the proceeds of the Loan were used to make leasehold improvements under the Maritime Office Complex Lease and Operating Agreement between ITG Vegas and the Port of Palm Beach District, and to make improvements to the vessel Royal Star or to the vessel Big Easy (formally known as Empress II), a vessel which another subsidiary of ITG Vegas charters under a capital lease and charter. The Company and ITG Vegas continue to explore venues for use of the vessel Royal Star in a casino cruise operation. If RSE prepays the Note in connection with a sale of the vessel Royal Star, it will be required to pay a 5% prepayment premium to the lender.

     (E) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company is continuing to negotiate new terms under this note and if successful the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $27,600 as of March 31, 2005.

(9)  COMMITMENTS AND CONTINGENCIES

     See Note 2 for additional commitments and contingencies with respect to the PDS Transactions.

     See Note 14 for additional commitments and contingencies of the Company and transactions with related parties.

     As of March 31, 2005, the cost of refurbishing and retrofitting the Nig Easy and placing it in service was approximately $12.4 million of which the Company has incurred approximately $9.2 million and PPE has incurred approximately $3.2 million. ITG Vegas' ability to generate sufficient working capital with which to pay such costs have been adversely affected by delays and cost overruns in connection with refurbishing and refitting the Big Easy and by weather related and other uncertainties affecting its operations. As indicated by the table at the end of this footnote, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributed in part to the arrangement for procurement and refurbishment for a second vessel, the Big Easy. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

     The Big Easy has been undergoing retrofit and improvements and had been expected to be placed in service during our third fiscal quarter. The work was being done on the vessel by Atlantic Dry Dock Corporation ("Atlantic"). Additional work had been required beyond the work which had been planned and beyond what had been paid for, and we have disputed some of Atlantic's charges for that work. Atlantic had refused to release the Big Easy to us until we paid the full amount it claims we owe it, totaling $3.8 million. We are disputing that amount. In the meantime, in order to obtain the release of the Big Easy, we borrowed an additional $4.35 million from PDS on April 5, 2005 (see Note 15) and entered into an escrow agreement with Atlantic and an independent escrow agent under which those funds plus additional funds contributed by the Company are being held in escrow to pay amounts ultimately determined to be owed to Atlantic and interest thereon. As a result of such escrow, the Big Easy was released by Atlantic on April 6, 2005 and is expected to be placed in service , operating out of the Port of Palm Beach, during our fourth fiscal quarter ending June 30, 2005. We are continuing to pursue certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. Although the Alternative Compliance Program certification procedure is less complex and time consuming than regular Coast Guard certification, it is nevertheless a rigorous process involving the jurisdiction of at least four separate departments of the United States Coast Guard and the ship's classification society, Lloyd's Register.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     On January 5, 2005, RSE entered into a Master Lease Agreement and Lease Schedule No. 1, each dated as of January 6, 2005 (collectively, the "Lease") with PDS Gaming Corporation providing for the lease by RSE of slot machines to be located on the vessel Royal Star. Also on January 5, 2005, the Company entered into a Guaranty Agreement dated as of January 6, 2005, agreeing to guaranty payment by RSE of all sums becoming due under the Lease. The term of the Lease is three years, with rental payments of $11,879 per month for the first four months and $95,351.73 for the next thirty-two months. RSE also paid a closing fee of $57,020.74, and a security deposit in the amount of $95,351.73. See Note 15 (Subsequent Events) in connection with an April 2005 lease of additional gaming equipment.

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

     Through ITG Vegas, we have negotiated with the Port of Palm Beach District a new operating agreement and lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective, as modified, May 5, 2003. The term of the initial lease is five years at $183,200 per year payable monthly. Additionally, we have the right to renew the lease for two (2) additional terms of 5 years each. We were required to make tenant improvements to the new space in a minimum amount of $333,000, however that the actual cost to make the improvements was approximately $950,000. We will have the right to a credit of up to the minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

     Through our subsidiary, Royal Star Entertainment LLC, we have negotiated with the Port of Palm Beach District a second Operating Agreement dated December 18, 2003, as subsequently amended. This Operating Agreement will permit us to operate the Big Easy in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this Operating Agreement is five years from the date of commencement of sailings by the Big Easy from the Port, with subsequent renewal options of four and three years. Dockage charge is based upon $1.85 per foot of the vessel per day and a wharfage and terminal charge per passenger which is normally included in our admission fare

     On August 6, 2004 we amended the Lease and Operating Agreement with the Port of Palm Beach in order to permit our construction of a passenger gangway system and destination signage on Port property and our refurbishment and upgrading of the passenger cruise terminal facilities, which measures, we believe, will enhance our ability to promote and market our cruise services. We will receive a wharfage credit from the Port of Palm Beach in the amount of $75,000 with respect to our construction of the gangway. In addition, we agreed to pay the Port of Palm Beach $.50 per vehicle parked in the passenger parking lot at the Port, for a minimum period of six months beyond the commencement of cruise services at the Port of Palm Beach by the Big Easy.

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

     During the period that our subsidiary, ITG Vegas was in bankruptcy (January 3, 2003 to October 15, 2004) and thereafter, the 8 employees previously paid by ITB were paid by MJQ, Inc. ("MJQ"), a company

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

owned by Francis W. Murray, our CEO. The wage expense was recorded by ITB and an accounts payable was recorded to MJQ. MJQ was subsequently fully reimbursed by ITB for the wages. This arrangement was the result of the restrictions placed on the flow of cash to ITB from ITGV by the bankruptcy court. As a result, employer contributions and employee deferrals to the ITB 401-K plan were suspended. The Company has not yet decided which action, if any, should be taken with respect to the retirement benefits.

The following summarizes commitments on non-cancelable contracts and leases as of March 31, 2005:

                                                           Twelve Months Ended March 31,
                                   --------------------------------------------------------------------     There-
                                          2006     2007          2008          2009           2010         after         Total
                                   -----------   -----------   -----------   -----------   -----------    ---------   -------------
Capital Lease - P.B. Princess     $  4,808,104  $  5,661,156  $  5,661,156  $  5,661,156  $  1,887,052  $         0  $   23,678,624
 Lease - Big Easy                    3,264,400     3,620,430     3,620,430     3,620,430     1,206,810            0      15,332,500
Notes and Mortgages:
   Principal                         3,506,604       193,484       107,567         9,165             0            0       3,816,820
    Interest                           333,377             0             0             0             0            0         333,377
Deferred Interest Payments             600,000       600,000       600,000       600,000             0            0       2,400,000
Employee Contracts                     507,756             0             0             0             0            0         507,756
Operating Leases:
    Casino Equipment                 1,388,439       182,311       131,914         9,717             0            0       1,712,381
    Administrative & Office          2,099,310     2,337,848     1,947,276             0             0            0       6,384,434
Purchase Obligations - Big Easy      6,469,000             0             0             0             0            0       6,469,000
Purchase Obligations                 1,231,244       101,966        61,006        61,006        61,006      223,687       1,739,915
Advances From Related Parties                0       650,967             0             0             0            0         650,967
                                   -----------   -----------   -----------   -----------   -----------    ---------   -------------
Total                             $ 24,208,234  $ 13,348,162  $ 12,129,349  $  9,961,474  $  3,154,868  $   223,687  $   63,025,774
                                   ===========   ===========   ===========   ===========   ===========    =========   =============

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

     In connection with the retrofit and improvements made on the Big Easy, Atlantic Dry Dock Corporation ("Atlantic") has brought suit "in rem" against M/V Empress II (the "Big Easy") filed in the US District Court, Middle District of Florida, Jacksonville Division alleging non-payment of their asserted claims. We have disputed Atlantic's charges for certain portions of that work. We have placed $4.3 million borrowed from PDS in an escrow account in order to obtain release of the vessel until the disputed amount can be arbitrated or otherwise resolved.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2005, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we have recorded impairment losses of $200,000, $150,000 and $100,000

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

respectively, during the first, second and third quarters of Fiscal 2005 to reflect the estimated current market value of this note. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated that its share of proceeds from a sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. If a sale does not occur prior to July 31, 2005 it is anticipated that the Company will take an additional impairment write down against the Cherry Hill Note of approximately $50,000 in this fiscal year ending June 30, 2005. (See Note 5)

(12) EXTRAORDINARY ITEM

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

(13) TREASURY SHARES

     On December 13, 2002, the Company issued a promissory note in the amount of $1,648,403 to purchase 3,228,146 shares of its Common Stock under the control of the Chapter 11 Trustee for the bankruptcy estate of Robert E. Brennan. In connection with our Chapter 11 Plan of Reorganization, effective October 15, 2003, we purchased an additional 450,000 shares for $225,000. The total amount of our debt for the purchase of stock as of October 15, 2003 was $1,873,413 which also included accrued interest. Such indebtedness was combined with the obligations to purchase the Ship Mortgage Obligation, and was payable over the next three years together with interest at 12% per annum. On July 7, 2004 the Company paid in full the amount due with respect to the purchase of all such shares. (See Note 2).

     On July 28, 2004 Mr. Francis W. Murray exercised his option to purchase 2 million shares of our Common Stock at an exercise price of $0.26875 per share. The Company issued 2 million shares of Treasury stock it held in exchange for proceeds of $537,500. Also on July 28, 2004 the Company issued 689,730 Treasury shares to Mr. Murray in payment of the deferred salary of $344,865 we owed to him for the period from January 3, 2003 to November 18, 2003. The issuance of shares for deferred salary was approved by the Board of Directors at a time when the market value was $.50 per share.

     On August 31, 2004 the Company issued 73,339 Treasury shares to Robert Quigley in payment of the deferred salary of $36,670 we owed to him for the period from January 3, 2003 to November 18, 2003. The issuance of shares for deferred salary was approved by the Board of Directors at a time when the market value was $.50 per share.

(14) RELATED PARTY TRANSACTIONS

     See  Footnote  2  for  related   party   transactions   regarding  the  PDS
Transactions.

     Effective December 1, 2000, we entered into a five-year employment contract with Francis W. Murray, our Chief Executive Officer. The contract provides for annual compensation of $395,000, a $1,500 monthly automobile expense allowance, a country club annual dues allowance and travel and entertainment reimbursements for business expenses reasonably incurred by him in addition to participation in various other benefits provided to our employees. As part of his employment contract, Mr. Murray was awarded an option to purchase 2,000,000 shares of our Common Stock. On January 4, 2003, we began deferring payments of compensation due to Mr. Murray due to a lack of funds resulting from the institution of proceedings by our subsidiary ITG Vegas, under Chapter 11 of the bankruptcy code. In November, 2003 the Company's Board of Directors approved issuance of the Company's Common Stock, valued at $0.50 per share, in exchange for the deferred salary of Mr. Murray. In July, 2004, Mr. Murray elected to receive his salary of $344,865 accrued from January 3, 2003 to November 18, 2003, which had been deferred, in the form of 689,730 shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

of the Company's Common Stock. On July 28, 2004 Mr. Francis W. Murray exercised his 2 million options at an exercise price of $0.26875 per share. The Company issued 2 million shares of Treasury stock it held in exchange for proceeds of $537,500. Also on July 28, 2004 the Company issued 689,730 Treasury shares to Mr. Murray in exchange for the deferred salary of $344,865 which occurred from January 3, 2003 until November 18, 2003.

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

     In the second project, Mr. Murray is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. The property had been owned by MJQ Development, LLC, which was owned by Michael J. Quigley, III until December 26, 2002 when the property was acquired by OC Realty, LLC, the entity owned by Mr. Murray. Mr. Quigley has no relationship to Robert J. Quigley, one of our directors. OC Realty is developing a condominium hotel resort on the property as discussed above. As of March 31, 2005, we had lent $2,034,405 in total to MJQ Development and we have accrued interest in the amount of $1,328,105 on the loan. Upon the acquisition of the property, OC Realty assumed MJQ Development's indebtedness to us. These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of the condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. At the time the loans to MJQ Development were approved, Mr. Murray stood to receive a substantial contingent benefit from MJQ Development for his participation in the project. The Company has assessed the collectability of the advances made to OC Reality based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's condominium units will be adequate to meet its obligations and provide sufficient return to OC Realty with which to pay OC Realty's debt to the Company.

     From time to time Francis W. Murray has advanced funds to the Company to meet its operating expenses. Mr. Murray is normally reimbursed by the Company or through miscellaneous advances it may make on his behalf or direct payments made to him. During the nine months ended March 31, 2005 Mr. Murray has advanced the Company a net amount of $365,318, without interest.

     Effective January 1, 2005, Francis W. Murray began deferring salary due to him. As of March 31, 2005, the Company owed Mr. Murray $91,152 in unpaid wages. As of May 20, 2005, the Company owed Mr. Murray $151,192 in unpaid wages. This unpaid amount is reflected in accrued expenses.

     During the months of January and February of 2005, our Secretary deferred wages in the amount of $26,920. This unpaid amount is reflected in accrued expenses.

     At a meeting of the Board of Directors of the Company held on June 29, 2004 the board authorized reimbursement to Francis W. Murray for tax consequences he would incur as a result of the PDS Transactions. The amount and form of such reimbursement will be determined by the full board of directors when data as to such tax consequences becomes available.

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

     During the first quarter of Fiscal 2005, the Company re-entered the equine business. In addition to the purchase of horses from outside parties, the Company has purchased 14 horses and 5 horses on which we have a share, the majority being one and two year olds, from Francis W. Murray at prices to be determined by an appraisal of their values. Payment for such horses will only be made out of profits realized from the horses purchased from Mr. Murray, if any. It is our plan to bring these horses into racing if we consider them competitive following the training period, to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions.

(15) SUBSEQUENT EVENTS

     On April 5, 2005, ITB and certain of its subsidiaries, ITG Vegas, Inc., ITG Palm Beach, LLC, and Royal Star Entertainment, LLC, together with Palm Beach Maritime Corporation, Palm Beach Empress, Inc., Francis W. Murray and Francis X. Murray, executed and delivered as joint and several co-borrowers, a promissory note payable to PDS in the amount of $4,350,000. The note evidences a loan made by PDS to the Company, the proceeds of which were placed in escrow in order to obtain the release of the vessel the Big Easy, which vessel was being held by Atlantic Dry Dock Corp. ("Atlantic"), the dry dock company which had performed the retrofit and improvements of the Big Easy in preparing it to be placed in service.

     The Big Easy had been undergoing retrofit and improvements and had been expected to be placed in service during our third fiscal quarter. The work was being done on the vessel by Atlantic. Additional work had been required beyond the work which had been planned and beyond what had been paid for, and we have disputed some of Atlantic's charges for that work. Atlantic refused to release the Big Easy to us until we paid the full amount it claims we owe it, totaling $3.8 million. We are disputing that amount. In the meantime, in order to obtain the release of the Big Easy, we borrowed $4.35 million from PDS and entered into an escrow agreement with Atlantic and an independent escrow agent under which those funds plus additional funds contributed by the Company are being held in escrow to pay amounts ultimately determined to be owed to Atlantic and interest thereon. As a result of such escrow, the Big Easy was released by Atlantic on April 6, 2005 and is expected to be placed in service, operating out of the Port of Palm Beach, during our fourth fiscal quarter.

     This $4.35 million note bears interest at 20% per annum, is secured by a pledge of our promissory note in the face amount of $10 million payable to us by Realen-Turnberry/Cherry Hill, LLC, and is due and payable on the earlier of October 5, 2005 or such time as a long term loan refinancing is effectuated with PDS. In connection with such refinancing of the note, we are obligated to negotiate with PDS in good faith the covenants, collateral and other terms of a long-term loan which would refinance all of our indebtedness and subcharter obligations held by PDS and its affiliates, upon the economic terms which have been agreed to in principle. Under those economic terms, we would pay interest on $6.6 million of our debt at 20% per annum, reducing to 15% per annum once our annualized EBIDTA reaches $17 million. Of that $6.6 million of our debt, $2.25 million would represent new advances to be made to us, and $4.35 million represents refinancing of this note. Our other indebtedness to affiliates of PDS, consisting of capital lease obligations in connection with the vessel subcharters in the aggregate original principal amount of $20 million, and a loan of $2.85 million obtained by Royal Star Entertainment in January 2005, would be restructured and the maturity of the $2.85 million loan would be extended as part of the refinancing, all upon substantially the same economic terms as presently apply to those financings.

     In the event we do not pay in full the $4.35 million note before October 5, 2005, we are obligated at that time to refinance with PDS that note and all of our previous obligations to PDS and its affiliates mentioned above on the economic terms summarized above and with such collateral and other covenants as are set forth in a form of master loan agreement which is attached to the $4.35 million note. That form of loan agreement is much more restrictive than our present obligations to PDS and its affiliates.

     As further consideration to PDS in connection with the foregoing $4.35 million loan, ITG Vegas, Inc. and ITG Palm Beach, LLC entered into a three-year lease of an additional $1.5 million of gaming equipment. Rental payments under such lease are $50,000 per month for 36 months.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in the Company's Annual Report on Form 10-K, filed for the year ended June 30, 2004, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

          o general economic and business conditions affecting the tourism business in Florida;
          o    competition;
          o    execution of our new business strategy;
          o    changes in laws regulating the gaming industry;
          o the timing of the installation of slot machines in Broward County's three race tracks and one jai-alai as a result of a referendum approved on March 8, 2005. Broward County is contiguous to Palm Beach County in which county we conduct operations;
          o fluctuations in quarterly operating results as a result of seasonal and weather considerations;
          o events directly or indirectly relating to our business causing our stock price to be volatile; and
          o delays or cost-overruns in connection with refurbishing and refitting the vessels, the Big Easy and the Royal Star, which we plan to place in service.

Background

     The Company, through its wholly owned subsidiary, operates an offshore gaming vessel, the M/V Palm Beach Princess which we sub charter. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the state's territorial water limits, engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, including dining, music and other entertainment as well as casino gaming. We are expanding that line of business, for which on July 7, 2004 we entered into a sub bareboat charter for a second vessel, the "Big Easy". After refurbishing and retrofitting that vessel, we expect to place the Big Easy in service during our fourth fiscal quarter which ends on June 30, 2005. The Big Easy will be berthed and operated from the Port of Palm Beach.

     On July 7, 2004 the Company and several of our subsidiaries entered into a sublease and sub bareboat charter and equipment lease transaction for the purpose of operating and acquiring the vessels Palm Beach Princess and the Big Easy. The Palm Beach Princess sub charter is being accounted for as a capital lease. The accounting treatment for the Big Easy sub charter will be determined after completion of improvements and appraisal of the vessel. Through these transactions, payments were made on our behalf to prepay in full all indebtedness to the Brennan Trustee. (This transaction is more fully described in footnote 2 of the financial statements). We intend to expand our gaming operations by placing the Big Easy in operations during our fourth fiscal quarter and we continue to explore other gaming opportunities both domestically and internationally. During our last fiscal year we purchased a third vessel, M/V Royal Star, however, this ship will need extensive improvements and outfitting before being placed in service. We are currently exploring possible locations from which to operate the vessel and possible financing sources to permit us to make the necessary improvements.

     During the first quarter of Fiscal 2005, we re-entered the equine business. We currently own 30 horses, a share of 8 horses, and are leasing 2 other horses, all of different ages. Some are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive following the training period to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions. We are stabling and training the majority of these horses in New Jersey and in Brazil.

     On January 6, 2003 our subsidiary which operates the Palm Beach Princess filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code because it did not have the funds to make the balloon payment for its purchase of the Ship Mortgage on the Palm Beach Princess. On October 15, 2003 a Plan of Reorganization under Chapter 11 was approved and on July 17, 2004 the court issued a final decree closing the Chapter 11 case.

Liquidity and Capital Resources

     The Company's cash flow from operations is primarily dependent upon the cash flows from our wholly owned subsidiary ITG Vegas ("ITGV") which operates the vessel, M/V Palm Beach Princess.

     ITGV's cash flow from operations of the vessel is seasonal. The period July 1 to December 31 is a seasonably slow period for vessel operations. The period from January 1 to June 30 has been a period of increased activity and profits for the Palm Beach Casino Line operation. Certain of ITGV's operating costs, including leasing and charter fees, fuel costs and wages, are fixed and cannot be reduced when passenger counts decrease.

     During the first quarter and early in our second quarter of Fiscal 2005 our operating business was adversely affected by four hurricanes passing over or near Florida. We suffered materially from the direct effects of hurricanes "Frances" and "Jeanne" that left the area without power, resulting in curfews and limited food, water and life resources. These two storms caused the evacuation of the population in our area, and the four storms further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. Twenty-nine (29) of our daily cruises during the first quarter and four (4) of our daily cruises during the second quarter were cancelled during the period of time that the hurricanes threatened the area and for short periods thereafter. As a result of the seasonably slow period and the hurricanes our revenues and cash flows from operations during our first and second fiscal quarters were materially impacted. However, during the third fiscal quarter our revenues and cash flows for vessel operations have recovered to normal levels. For the nine months ended March 31, 2005 our operating revenue was sufficient to cover operating expenses of the vessel, the capital lease payments on the Palm Beach Princess vessel and the equipment lease payments and the charter fees on the Big Easy which were capitalized to the cost of the vessel. However the operating revenues were not sufficient to cover the start up costs of the Big Easy, the improvements made and the charter fees on the Big Easy, the Parent Company expenses and other development costs. We were able to utilize a portion of the cash received from the sale of the Las Vegas Note, which transaction closed in June, 2004, and the $2.85 million of loan proceeds received on January 5, 2005 from PDS Gaming Corporation to help meet the remainder of our cash needs during the first nine months of Fiscal 2005.

     Our cash flows during our third quarter and into our fourth quarter also have been materially impacted by the delay in putting the vessel "Big Easy" in operation caused by the dry dock company not releasing the vessel due to disputed charges and costs overruns. In April 2005, we borrowed $4.35 million to obtain release of the vessel, but the delay and interest on the loan will adversely effect our future cash flows. We are taking steps to conserve cash flows such as extending terms of our payables and not paying discretionary employee bonuses which were previously accrued. Additionally, our Chairman delayed receiving salary during the third quarter and into our current fourth fiscal quarter and we were able to borrow funds from our Chairman to help cover expenses. Our Secretary has delayed receiving his salary during the first two months of the third quarter.

     Costs associated with refurbishing and retrofitting the Big Easy vessel and placing it in service (including marketing expenses and other soft costs) are expected to amount to approximately $12.4 million. The Company has incurred approximately $9.2 million of those costs and PPE has contributed approximately $3.2 million. Additional amounts necessary to begin operations of the Big Easy vessel are expected to be provided from working capital. ITGV's ability to generate sufficient working capital with which to pay such costs may be adversely affected by continual delays in connection with Coast Guard approval and by weather related and other uncertainties affecting its operations. The costs associated with refurbishing and retrofitting the Big Easy for placing it in service increased from our original estimate due to upgrades to the vessel, expansion of our Mardi Gras theme build out, and improvements required by the Coast Guard. Further delays in commencing the Big Easy will materially and adversely affect our cash flow because of the continuing costs of carrying the vessel. In excess of 150 crew members and other employees have been hired and trained to operate the Big Easy, putting a severe drain on our cash flow and as indicated by the table below, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributable in large part to procurement and refurbishment for the Big Easy. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

     In our last fiscal year, the Company purchased a third vessel, the Royal Star. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. Until the amounts due to the Brennan Trustee were paid in full on July 7, 2004, expenditures for improvements were restricted by the Brennan Trustee. On January 17, 2005 we borrowed $2,850,000 from PDS Gaming Corporation and portions of these funds were used for improvements to the

Royal Star, maritime office improvements and improvements to the Big Easy. We are currently negotiating with a financial institution to obtain the balance of the funds necessary to make the required improvements and lease or otherwise acquire the gaming equipment to place the ship in service. No assurances can be given that we will be successful in obtaining the necessary additional funds. Delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel.

     Under the PDS Transaction signed on July 7, 2004 PBMC and PBE are required to make annual and quarterly annualized payments based on seasonality factors of cash flow sweep payments if the EBITDAR (earnings before interest, taxes, depreciation, amortization and rents) from the operation of the Princess and the Big Easy is less than $10,000,000 per year. In October, 2004 the Company made a required payment of $190,415 which was due for our first fiscal quarter. Payments for the second and third quarter are not required to be made.

     The Company anticipates $2.5 million of capital expenditures for Port improvements, the timing of which is subject to financing. The Company expects to defer making the improvements until financing is in place.

The following summarizes commitments on non-cancelable contracts and leases as of March 31, 2005:

                                                      Twelve Months Ended March 31,
                                 -------------------------------------------------------------------     There-
                                    2006          2007          2008          2009          2010          after          Total
                                 ----------    ----------    ----------   -----------     ----------     ---------    -----------
Capital Lease - P.B. Princess  $  4,808,104  $  5,661,156  $  5,661,156  $  5,661,156   $  1,887,052    $        0   $ 23,678,624
 Lease - Big Easy                 3,264,400     3,620,430     3,620,430     3,620,430      1,206,810             0     15,332,500
Notes and Mortgages:                                                                                                            0
   Principal                      3,506,604       193,484       107,567         9,165              0             0      3,816,820
    Interest                        333,377                                                                               333,377
Deferred Interest Payments          600,000       600,000       600,000       600,000              0             0      2,400,000
Employee Contracts                  507,756             0             0             0              0             0        507,756
Operating Leases:
    Casino Equipment              1,388,439       182,311       131,914         9,717              0             0      1,712,381
    Administrative & Office       2,099,310     2,337,848     1,947,276             0              0             0      6,384,434
Purchase Obligations - Big Easy   6,469,000             0             0             0              0             0      6,469,000
Purchase Obligations              1,231,244       101,966        61,006        61,006         61,006       223,687      1,739,915
Other Long-Term Debt - RP                         650,967                                                                 650,967
                                 ----------    ----------    ----------   -----------     ----------     ---------    -----------
Total                          $ 24,208,234  $ 13,348,162  $ 12,129,349  $  9,961,474   $  3,154,868    $  223,687   $ 63,025,774
                                 ==========    ==========    ==========   ===========     ==========     =========    ===========


     Upstream payments by ITGV to the Company are limited under the Princess Sub-Charter and the Big Easy Sub-Charter. If the "YTD Result" (defined as 10/12's of annualized EBITDAR from operation of the two vessels) is greater than $8 million at the end of any of the first three fiscal quarters or EBITDAR from operations of the two vessels is greater than $8 million at the end of any fiscal year, and if ITG Vegas and ITG Palm Beach have made all payments due under the Princess Sub-Charter and the Big Easy Sub- Charter, ITG Vegas may make
(i) tax sharing payments to the Company (payments equal to the federal income tax savings to ITG Vegas resulting from its inclusion in the Company's consolidated group for federal income tax purposes) including any tax sharing payments previously deferred as a result of limitation under the Princess Sub-Charter or the Big Easy Sub-Charter, and (ii) other payments to the Company in an amount which, together with charter hire payments in excess of $100,000 per month to PBMC and PBE for the two vessels, shall not exceed $200,000 per month (a "Restricted Payment"). If ITG Vegas is prohibited from making any Restricted Payment for any month, once such payments are again allowed, such Restricted Payment may be made to the Company; provided that the total amount of Restricted Payments (i.e. payments other than the tax sharing payments and $100,000 per month in bareboat charter fees) paid by ITG Vegas to the Company, PBMC and PBE in any twelve-month period may not exceed $2,400,000.

Outlook:

     Based on our historical level of operations for the Palm Beach Princess and additional revenues anticipated from the operations of the Big Easy, we believe that once the Big Easy is placed in service, cash generated from operations will be adequate to meet our anticipated lease/purchase and loan payment requirements and working capital needs. No assurances can be given, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our lease/purchase and loan payments or to make anticipated capital expenditures. Our future operating performance and our ability to make payments under our leases and other debts will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

     On July 7, 2004 we paid off the Brennan Trustee and entered into long-term sub charters in connection with capital lease transactions for two vessels and equipment. As a result of these transactions, capital lease payments made to PDS are at a higher rate of interest (15.3% to 16.54%) than the interest that was being paid to the Brennan Trustee (12%). The debt outstanding has also increased significantly. Additionally, we must make charter hire payments for the Palm Beach Princess of $50,000 per month plus 1% of its gross revenues and charter payments for the Big Easy of $100,000 per month plus 1% of its gross revenues and aggregate gaming equipment lease payments to PDS of $222,400 per month after the initial interest only payments are made. Also, on January 17, 2005 we borrowed an additional $2.85 million at 10% per annum, adding an additional $95,352 of payments per month, after a four month period of interest only payments, to our debt service requirements per month. Additionally, on April 5, 2005 we borrowed $4,350,000 from PDS at an interest rate of 20% per annum, which is due on October 5, 2005, adding approximately $72,500 per month to our debt service. Therefore our annual combined charter payments predicated on capital lease interest payments plus charter hire fees plus loan payments plus gaming equipment rental will be significantly higher than the debt service payments and equipment rentals were for the year ended June 30, 2004. Under the terms of the promissory note, PDS could force the refinance of all of our debt at higher interest rates (see Note 15).

     Effective July 7, 2004 we began leasing a second vessel, the Big Easy. The ship has completed its refurbishing and retrofit for use as an ocean going casino cruise ship and is expected to be placed in service in our fourth fiscal quarter ending June 30, 2005. We will continue to incur substantial costs for the vessel and its personnel while we are waiting for Coast Guard certifications and permits. We anticipate operating the vessel from the same port as the Palm Beach Princess. It is possible that competition from each vessel will have an adverse effect on the operations of the other vessel.

     We will continue to incur costs on the vessel, Royal Star, while it is being refurbished. The Company will need additional financing to make the improvements and we will incur additional fees and interest costs on such financing. We are currently exploring locations from which to operate the vessel when it is ready to be placed in service.

     During the first quarter of this fiscal year, we re-entered the equine business for which the Company was originally established. We currently own 30 horses, own a share in 8 horses, and are leasing 2 other horses, all of different ages. Some are currently racing, and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring those horses into racing if we consider them competitive after training is completed. Our horse operation has not produced any revenue during the period. We have purchased livestock, including stud fees which total $329,000 as of March 31, 2005 and our training and operational expenses are approximately $45,000 per month. We do not expect to have any significant revenues from the horse operation during our 2005 Fiscal year. These costs could increase substantially in the near future if additional horses are purchased.

     Our working capital as of March 31, 2005 was a negative $(7,812,936) as compared to a positive amount of $556,675 at June 30, 2004. The decrease in working capital of $8,369,100 during the past nine months was primarily due to the net effect of cash provided by operating activities of $2,671,693, less disbursements of approximately $13,350,000 for purchasing of the Big Easy, improvements made to the Big Easy and Royal Star and for purchase of horse livestock and equipment, offset by the payoff of the Brennan Trustee on our behalf, which amount of approximately $4,000,000 was classified as a current liability as of June 30, 2004 and current liabilities recorded as a result of our leasing arrangements with PDS of approximately $900,000.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

     Overall

     Revenue for the three months ended March 31, 2005 increased $583,278 from $9,697,707 in Fiscal 2004 to $10,280,985 in Fiscal 2005 primarily as a result of increase in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $1,160,810 from $7,545,931 in the three month period in Fiscal 2004 to $8,706,741 in Fiscal 2005 primarily as the result of 1) recording start up costs for the Big Easy of $1,109,310 compared to last year when no start up costs were recorded, 2) our additional payment of other development costs of $318,179 as a result of our continued search, both domestically and internationally, for additional gaming opportunities and our entry into the equine business, and 3) an increase in Depreciation and Amortization of $353,457 as a result of depreciation being recorded on the Palm Beach Princess as a result of capital leasing arrangements effective in July, 2004.

     Operating income for the three months ended March 31, 2005 was $1,574,245 as compared to $2,151,776 for the comparative period of last year. Operating Income before depreciation for the current period was $2,130,740 as compared to $2,354,814 for the comparative period of last year.

     Other net expenses increased by $ 655,808 as a result of (1) an increase in the interest and financing due to the higher debt level on the vessel leases than that amount previously owed to the Brennan Trustee and an increase in the rates of interest and (2) during the third quarter of Fiscal 2005, the Company recorded an impairment loss in the amount of $100,000 on the Second Cherry Hill Note Receivable.

     Net Income for the three months ended March 31, 2005 was $649,117 or $.06 per diluted share as compared to income of $1,765,056 or $.17 per diluted share for the three months ended March 31, 2004.

     For the three months earnings before interest, taxes, depreciation and amortization and our unusual items of extraordinary income and vessel start up costs (Adjusted EBITDA) was $3,252,386 as compared to $2,371.053 for the comparable period last year. The increase in Adjusted EBITDA was due to increases from the vessel operations (see the discussion on Vessel Operations below).

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

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                             Three Months Ended             Nine Months Ended
                                                  March 31,                      March 31,
                                         ----------------------------   --------------------------
                                              2005           2004           2005           2004
                                         -------------   ------------   ------------   -----------
Total Adjusted EBDITA                  $     3,252,386 $    2,371,053 $    4,374,030  $  4,682,704
     Depreciation & Amortization              (556,495)      (203,038)    (1,521,596)     (514,007)
     Interest & Financing Expenses            (899,126)      (361,344)    (2,696,828)   (1,363,067)
     Interest Income                            78,998         80,785        230,916       251,514
     Tax Benefit (Expense) on Income            (5,000)      (122,400)         86,000     (170,000)
                                         -------------   ------------   ------------   -----------
Net Income (Loss) before Unusual Items       1,870,763      1,765,056        472,522     2,887,144
     Extraordinary Item                              0              0      3,560,000             0
     Start Up Costs for Vessels             (1,121,646)             0    (1,857,129)             0
     Impairment Loss                          (100,000)             0      (450,000)             0
                                         -------------   ------------   ------------   -----------
Net Income (Loss)                      $       649,117 $    1,765,056 $    1,725,393  $  2,887,144
                                         =============   ============   ============   ===========


     Vessel Operations

     During our third Fiscal quarter total net revenue from vessel operations was $10,165,367 as compared to $9,611,153 for the comparative quarter of 2004. The increase in revenue of $554,214 during the comparable quarters was the result of a number of factors. The operating subsidiary which operates the Palm Beach Princess ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs normally create more comparability of the Company's quarterly operations by generally having an equal number of weeks
(13) and weekend days in each quarter. Periodically, this system necessitates a 14 week quarter. Our third quarter of Fiscal 2005 was such a quarter. Therefore, the number of cruises, revenues and expenses reported for the third Fiscal quarter for this year include one additional week of operations as compared to the third quarter of 2004. The average revenue per week during the third Fiscal quarter of 2005 was $726,098 as compared to $739,319 during the comparative period of Fiscal 2004, or a decrease of 1.8%. This was the result of a decrease of the average number of passengers per week of 2.5% for Fiscal 2005, partially offset by a slight increase in the revenue per passenger to $118, as compared to Fiscal 2004. Casino operating expenses which also includes food, beverage and entertainment increased $263,414 from $2,329,487, or 29.2% of casino revenue in Fiscal 2004 to $2,592,901, or 30.5% of casino revenue in Fiscal 2005 primarily the result of dividing costs, many of which are fixed by their nature, over increased revenues.

     During the quarter a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $295,000 of salaries allocated to the Big Easy were expensed as developmental costs and approximately $60,000 of salary costs were capitalized as part of the vessel costs. These capitalized costs reflect the value of vessel improvements completed by company employees. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Sales, marketing and advertising expenses increased $184,421 from $960,941 in Fiscal 2004 to $1,145,362 in Fiscal 2005. The increase was the result of additional advertising and promotions to attract customers after the cancellation of cruises due to the hurricanes, inclement weather and curfews following the hurricanes in the quarter ending September 30, 2004 and the first week of the quarter ending December 31, 2004. Maritime and legal expenses increased $31,914, primarily as a result of recording one additional week of operstions. Finance expenses increased $574,330 from $165,380 in Fiscal 2004 to $739,710 in Fiscal 2005 as a result of the interest paid on the capital lease and the charter hire payments for the Palm Beach Princess which was effective July 7, 2004. Depreciation and amortization increased $352,025 from $200,197 in Fiscal 2004 to $552,222 in Fiscal 2005. As a result of the capital lease arrangement for the Palm Beach Princess the Company is recording depreciation on the vessel as compared to last year when the Company did not record depreciation on the vessel because it operated the vessel under an operating lease.
Administration expense decreased $535,048 from $842,007 in Fiscal 2004 to $306,959 in Fiscal 2005 due in part to a reversal of bonus accrual during the current fiscal year, $212,258 of bonus the Company had accrued during the first six months of this fiscal year and $52,402 of bonus the Company had accrued as of June 30, 2004, which will not be paid, steps taken to reduce expenses during this quarter and the allocation of salaries to the Big Easy as stated above. Income before income tax expense for the third quarter of operation in Fiscal 2005 was $2,728,296 as compared to income before income tax of $3,069,361 in the comparable quarter of Fiscal 2004.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the third quarter of Fiscal 2005 the ship completed 196 cruises compared to 174 cruises during the same period last year. During the current quarter no cruises were cancelled due to inclement weather.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 14 weeks ended April 3, 2005 and for the 13 weeks ended March 28, 2004:

                                                    Three Month Period Ended
                                                --------------------------------
             Description                        April 3, 2005     March 28, 2004     Change
---------------------------------------------   -------------    ---------------   -----------
Passenger Count                                       86,148             82,076         4,072
Number of Cruises                                        196                174            22
Revenue:
    Gaming                                    $    8,489,580   $      7,989,901  $    499,679
    Fare                                           2,680,977          2,557,525       123,452
    On Board                                       1,151,464          1,036,805       114,659
    Less: Promotional Allowances
    Fare                                          (1,604,654)        (1,480,821)     (123,833)
    On Board                                        (552,000)          (492,257)      (59,743)
                                                ------------     --------------    ----------
    Total Revenue                                 10,165,367          9,611,153       554,214
                                                ------------     --------------    ----------
Expenses:
    Casino Operating Expenses                      2,592,901          2,329,487       263,414
    Hotel and Gift Shop Expenses                     286,832            262,609        24,223
    Sales, Marketing and Advertising Expenses      1,145,362            960,941       184,421
    Maritime and Legal Expenses                    1,813,085          1,781,171        31,914
    Finance and Vessel Leasing Expenses              739,710            165,380       574,330
    Depreciation and Amortization                    552,222            200,197       352,025
    Administrative                                   306,959            842,007      (535,048)
                                                ------------     --------------    ----------
     Total Expenses                                7,437,071          6,541,792       895,279
                                                ------------     --------------    ----------
             Income Before Income Tax Expense $    2,728,296   $      3,069,361  $   (341,065)
                                                ============     ==============    ==========


Results of Operations for the Nine Months Ended March 31, 2005 and 2004

     Overall

     Revenue from for the nine months ended March 31, 2005 decreased $244,132, or 1% from $24,418,433 in Fiscal 2004 to $24,174,301 in Fiscal 2005 primarily as a result of decrease in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $2,913,231 from $20,265,975 in the nine month period in Fiscal 2004 to $23,179,206 in Fiscal 2005 primarily the result of 1) recording start up costs for the Big Easy of $1,738,375 and for the Royal Star of $118,754 wherein last year no start up costs were recorded , 2) an increase in other development costs of $610,137 as a result of our continued search both domestically and internationally for additional gaming opportunities and our entry into the equine business, 3) an increase in Depreciation and Amortization of $966,985 as a result of depreciation being recorded on the Palm Beach Princess as a result of leasing arrangements effective in July, 2004. The increase in operating expenses was offset in part by a decrease in the bankruptcy costs of $388,759 due to the bankruptcy being finalized in July 2004.

     The Operating Income for the nine months ended March 31, 2005 was $995,095 as compared to operating income of $4,152,458 for the comparative period of last year. Operating Income before depreciation for the current period was $2,516,691 as compared to $4,666,465 for the comparative period of last year.

     Other net expenses increased by $1,820,387 as a result of (1) an increase in the interest and financing due to the higher debt level on the vessel leases than that amount previously owed to the Brennan Trustee and an increase in the rates of interest and (2) during the first nine months of Fiscal 2005 the Company recorded an impairment loss in the amount of $450,000 on the Second Cherry Hill Note Receivable.

     For the nine months ended March 31, 2005 the (loss) before an extraordinary item was $1,920,607 as compared to income of $3,057,144 for the nine months ended March 31, 2004. During the first quarter of the current Fiscal year the Company recorded extraordinary income, net of tax, of $3,560,000. This was the result of the collection of success fees charged to Leo Equity Group, Inc. and Palm Beach Maritime Corporation (formerly MJQ) for our efforts in connection with the final settlement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. We had deferred all income from these transactions until such time as payment was received.

     Net Income for the nine months ended March 31, 2005 was $1,725,393 or $.16 per diluted share as compared to $2,887,144 or $.29 per diluted share for the nine months ended March 31, 2004.

     For the nine months ended March 31, 2005 earnings before interest, taxes, depreciation and amortization and our unusual items of extraordinary income and vessel start up costs (Adjusted EBITDA) was $4,374,030 as compared to $4,682,704 for the corresponding period. The decrease in Adjusted EBITDA of $308,674 was primarily due to the losses sustained in the first quarter because of the hurricanes which is reflected in the nine month operating results, partially offset by better operating results during our second and third fiscal quarters. See the reconciliation of Adjusted EBITDA to net income in the three month operating results paragraphs of this section.

     Vessel Operations

     Operations for the nine months were materially impacted by hurricanes and inclement weather which struck Florida and the Palm Beach area during our first quarter of operations. The negative effect of those hurricanes on our operations during the first quarter is also reflected in the financial results for the nine months ended March 31, 2005. During the nine months ended March 31, 2005, total net operating revenue from vessel operations was $23,871,604 as compared to $24,186,322 for the nine months ended March 31, 2004. The decrease in revenue of $314,718 during the comparable nine months was due to the loss of revenue reported in our first fiscal 2005 quarter due to the hurricanes, partially offset by an additional week of operations included in the nine month results (see the Vessel Operations results for the 3 months ended March 31, 2005 for an explanation of our weekly accounting periods). The average number of passengers per cruise during the nine months increased slightly from 388 in fiscal 2004 to 389 in fiscal 2005, however, the revenue per passenger declined from $121 in fiscal 2004 to $117 in fiscal 2005 for the nine month periods. During the current nine month period gaming revenues decreased $295,729 from $20,432,796 in the first nine months of fiscal 2004 to $20,137,067 in the first nine months of fiscal 2005. Net fare and on board income decreased $18,989. Casino operating expenses which also includes food, beverage and entertainment increased $357,133 from $6,488,191 or 31.8% of casino revenue in fiscal 2004 to $6,845,324 or 34% of casino revenue in fiscal 2005 primarily the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

     During the nine month period ending March 31, 2005 a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $915,000 of salaries allocated to the Big Easy were expensed as developmental costs and approximately $160,000 of salary costs were capitalized as part of the vessel costs. These capitalized costs reflect the value of vessel improvements completed by company employees. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Sales, marketing and advertising expenses increased $396,696 from $2,527,627 in Fiscal 2004 to $2,924,323 in Fiscal 2005. The increase was the result of additional advertising and promotions to attract customers after the cancellation of cruises due to the hurricanes, inclement weather and curfews following the hurricanes. Maritime and legal expenses decreased $344,698 or 6.8% as a result of the allocation of salary expenses as stated above. Finance and vessel lease expenses increased $1,992,560 from $218,000 in fiscal 2004 to $2,210,560 in fiscal 2005 as a result of the interest paid on the capital lease and the charter hire payments for the Palm Beach Princess which was effective July 7, 2004. Depreciation and amortization increased $1,207,708 from $300,743 in Fiscal 2004 to $1,508,451 in Fiscal 2005. As a result of the capital lease arrangement for the Palm Beach Princess the Company is recording depreciation on the vessel as compared to last year when the Company did not record depreciation because it operated the vessel under an operating lease. Administrative expenses decreased $1,354,941 from $2,876,139 in Fiscal 2004 to $1,521,198 in Fiscal 2005 due to the reversal of accrued bonus during the first six months of this fiscal year in the amount of $212,258 and $57,402 of bonus the Company had accrued as of June 30, 2004 but will not pay, steps taken to reduce expenses during this quarter, and the allocation of salary expenses as stated above. Income before income tax expense for the first quarter of operation in Fiscal 2005 was $3,417,692 as compared to income before Income Tax of $6,036,297 in the comparable nine month period of Fiscal 2004.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the nine months of Fiscal 2005 the ship completed 524 cruises and 33 cruises were missed due to hurricanes and inclement weather. Whereas during the nine months of Fiscal 2004 the ship completed 517 cruises.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 40 weeks ended April 3, 2005 and for the 39 weeks ended March 28, 2004:

                                                      Nine Month Period Ended
                                                  -------------------------------
             Description                           April 3, 2005    March 28, 2004     Change
---------------------------------------------     ---------------   --------------  ------------
Passenger Count                                         203,751          200,590          3,161
Number of Cruises                                           524              517              7
Revenue:
    Gaming                                     $     20,137,067   $   20,432,796  $    (295,729)
    Fare                                              5,857,985        5,777,102         80,883
    On Board                                          3,012,676        2,633,764        378,912
    Less: Promotional Allowances
    Fare                                             (3,613,379)      (3,418,829)      (194,550)
    On Board                                         (1,522,745)      (1,238,511)      (284,234)
                                                  -------------     ------------    -----------
    Total Revenue                                    23,871,604       24,186,322       (314,718)
                                                  -------------     ------------    -----------
Expenses:
    Casino Operating Expenses                         6,845,324        6,488,191        357,133
    Hotel and Gift Shop Expenses                        738,635          689,206         49,429
    Sales, Marketing and Advertising Expenses         2,924,323        2,527,627        396,696
    Maritime and Legal Expenses                       4,705,421        5,050,119       (344,698)
    Finance and Vessel Leasing Expenses               2,210,560          218,000      1,992,560
    Depreciation and Amortization                     1,508,451          300,743      1,207,708
    Administrative                                    1,521,198        2,876,139     (1,354,941)
                                                  -------------     ------------    -----------
    Total Expenses                                   20,453,912       18,150,025      2,303,887
                                                  -------------     ------------    -----------
             Income Before Income Tax Expense  $      3,417,692   $    6,036,297  $  (2,618,605)
                                                  =============     ============    ===========

Horse Operations

     During the first quarter of this fiscal year, we re-entered the equine business. We currently own 30 horses, shares in 8 horses, and lease 2 horses, all of different ages. Some are currently racing, and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring those horses into racing if we consider them competitive after training is completed. We are stabling and training the majority of these horses in New Jersey and in Brazil. Additionally, the Company has purchased 14 horses, the majority being one and two year olds, from Francis W. Murray at values to be determined by a current appraisal of their values. Payment for such horses will only be made out of profits realized from the horses purchased from Mr. Murray, if any. Our horse operation has produced insignificant revenue during the period. Training and operational expenses of $297,118 for the nine month period are reported in Development Costs-Other. It is our plan to bring these horses into racing if we consider them competitive following the training period to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions.


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

     There have not been any significant changes that occurred during the fiscal quarter ended March 31, 2005 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In connection with the retrofit and improvements made on the Big Easy, Atlantic Dry Dock Corporation ("Atlantic") has brought suit "in rem" against M/V Empress II (the "Big Easy") filed in the US District Court, Middle District of Florida, Jacksonville Division alleging non-payment of their asserted claims. We have disputed Atlantic's charges for certain portions of that work. We have placed $4.3 million borrowed from PDS in an escrow account in order to obtain release of the vessel until the disputed amount can be arbitrated or otherwise resolved.

     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003. Such Chapter 11 case was closed on July 17, 2004. (See Note 4)


ITEM 6. EXHIBITS

Exhibits          Description

31.1 CEO  Certification   pursuant  to  rule  13a-14(a)  and  15d-14(a)  of  the
     Securities Exchange Act of 1934

31.2 CFO  Certification   pursuant  to  rule  13a-14(a)  and  15d-14(a)  of  the
     Securities Exchange Act of 1934

32.1 CEO Certification  pursuant to 18 U.S.C.  Section 1350, Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 CFO Certification  pursuant to 18 U.S.C.  Section 1350, Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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





                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.



May 23, 2005             /s/Francis W. Murray
                         ----------------------------------------------------
                         Francis W. Murray, President, Chief Executive Officer
                         and Chief Financial Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a
          - 15(f) and 15d - 15 (f) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) designed such internal control over financial reporting, or caused such disclosure controls and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles:

               c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

               d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.





Date: May 23, 2005

                              /s/Francis W. Murray____________
                              Chairman/Chief Executive Officer/
                              Chief Financial Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a
          - 15(F) and 15d - 15 (F) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) designed such internal control over financial reporting, or caused such disclosure controls and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles:

               c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

               d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: May 23, 2005

                              /s/Francis W. Murray____________
                              Chairman/Chief Executive Officer/
                              Chief Financial Officer

                                                                    Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three and nine months ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
------------------------------
Name: Francis W. Murray
Title: Chief Executive Officer
May 23, 2005

                                                                    Exhibit 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three and nine months ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Francis W. Murray
------------------------------
Name: Francis W. Murray
Title: Chief Financial Officer
May 23, 2005