Form 10-K
period 2005-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2005-10-13
CIK 320573

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

For the fiscal year ended June 30, 2005
                          -------------

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

                                 (302) 427-7599
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $2.00

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

Indicate by check as to whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [  ] No [ X ]


The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of December 31, 2004 (the registrant's most recently completed second fiscal quarter) was approximately $6,435,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 13, 2005, there were 10,567,487 outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business                                                        1
Item 2.  Properties                                                     11
Item 3.  Legal Proceedings                                              12
Item 4.  Submission of Matters to a Vote of Security Holders            12

                                     PART II

Item 5.  Market for the Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities  13
Item 6.  Selected Financial Data                                        14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      15
Item 7A. Quantitative and Qualitative Disclosures about Market Risk     33
Item 8.  Financial Statements and Supplementary Data                    33
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                       67
Item 9A. Controls and Procedures                                        67
Item 9B. Other Information                                              67

                                    PART III

Item 10. Directors and Executive Officers of the Registrant             68
Item 11. Executive Compensation                                         72
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                75
Item 13. Certain Relationships and Related Transactions                 79
Item 14. Principal Accountant Fees and Services                         81



                                     PART IV

Item 15. Exhibits and  Financial Statement Schedules                    82

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors," could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o general economic and business conditions affecting the tourism business in Florida;
     o    competition;
     o    execution of our new business strategy;
     o    changes in laws regulating the gaming industry;
     o the timing of the installation of slot machines in Broward County's three race tracks and one jai-alai facilities as a result of a referendum approved on March 8, 2005. Broward County is contiguous to Palm Beach County where we conduct operations;
     o fluctuations in quarterly operating results as a result of seasonal and weather considerations; and
     o events directly or indirectly relating to our business causing our stock price to be volatile.

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

       To that end, as of April 30, 2001, we acquired, by a bareboat charter, operations of an offshore gaming vessel, the M/V Palm Beach Princess. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the state territorial water's limit, engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, including dining, music and other entertainment as well as casino gaming. We are expanding that business, to which end we entered into a second operating agreement with the Port of Palm Beach District on December 18, 2003, for the berthing of a second vessel, and, on July 6, 2004, we entered into a bareboat charter for a second vessel, the Big Easy. We have refurbished and retrofitted that vessel and we expect to place the Big Easy in service also from the Port of Palm Beach on October 16, 2005.

     Current Operations

       The Palm Beach Princess and, effective July 7, 2004, the Big Easy are chartered by us from Palm Beach Maritime Corporation (formerly MJQ Corp.) and Palm Beach Empress, Inc., two corporations which are controlled by Francis W. Murray, our Chairman and Chief Executive Officer. See "PDS Transactions" below.

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

       The Big Easy is a smaller vessel than the Palm Beach Princess, being 201 feet long and 4,178 gross tons. The Big Easy is registered in the United States. It was originally built in 1993. We have refurbished and refitted the vessel for our use as an ocean going casino cruise ship, and we expect to place it in service on October 16, 2005. The Big Easy has a passenger capacity of approximately 1,100 persons for coastal voyages, and will comply with the highest standards of the United States Coast Guard regulations as applicable to ships of its class. It will be subject to safety and health inspections by the United States Coast Guard and the Florida Department of Public Health. Casino space on board the vessel will occupy approximately 30,000 square feet. We will offer full casino services (slot machines and major table games), dining, a sports wagering book, simulcasting, bars and lounges. As with the Palm Beach Princess, gaming will be permitted only outside of the state's 3 mile territorial waters limit.

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

       The amounts described in subparagraphs (a), (b) and (c) are collectively called the "Payment Obligation". A forbearance fee of $350,000 also accrued to the Brennan Trustee on the Effective Date, of which $100,000 was paid on the Effective Date and the balance ($250,000) was due on the earliest to occur of the date the Payment Obligation is paid in full, the third anniversary of the Effective Date, or any date on which ITG Vegas shall have monetized its receivable from OC Realty, LLC, an affiliate of our Chairman and CEO. The Payment Obligation accrued interest at 12% per annum.

       For further information about the Payment Obligation, the covenants of ITB and the Debtors, and other terms agreed to among the Debtors, ITB and the Brennan Trustee, reference is made to the Amended Plan of Reorganization, as filed as Exhibit 3.4 in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

       By reaching the consensual plan of reorganization by agreement with the Brennan Trustee, the Debtors avoided the costs and delays of a contested confirmation hearing with their largest creditor and developed a Plan which was believed to be (and has proven to be) feasible. With the consummation of the July 2004 PDS Transactions described below, all of our and the Debtors' indebtedness to the Brennan Trustee was paid in full.

       On July 17, 2004, the Bankruptcy Court issued a final decree closing the Debtors' Chapter 11 cases.

     PDS  Transactions

       During our year ended June 30, 2005 ITB and several of its subsidiaries, along with Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies owned or controlled by Francis W. Murray, completed several financial and lease transactions with PDS Gaming Corporation ("PDS"), a publicly held company located in Las Vegas. On July 7, 2004, January 5, 2005 and April 5, 2005 we closed on various transactions with PDS. On June 30, 2005, we joined with PBMC and PBE in borrowing from PDS $29,313,889 to refinance the approximately $27 million in existing PDS debts and we borrowed an additional $2.3 million. During the year ended June 30, 2005, we operated under the following vessel and equipment leases and financing arrangements consummated with PDS and the refinancing thereof dated June 30, 2005.

       (A) On July 7, 2004 PBMC, PBE and the Company and our subsidiaries ITG Vegas and ITG Palm Beach, LLC closed on $23 million in transactions with PDS. The transactions were structured as a sale/leaseback by PBMC and PBE, although, as to $20 million of the $23 million total, it was effectively equivalent to a secured loan against the Palm Beach Princess and the Big Easy vessels. Of the $23 million, $14 million was advanced to PBMC by an affiliate of PDS as purchase price in purchasing the Palm Beach Princess. The PDS affiliate leased and chartered the Palm Beach Princess back to PBMC and PBE, which then subchartered the vessel to our subsidiary, ITG Vegas, Inc. Another $6 million of the $23 million was advanced for the benefit of PBMC and PBE for the purchase and retrofitting of the vessel Big Easy, which vessel PDS (through an affiliate) leased and chartered to PBMC and PBE, who, in turn, subchartered the Big Easy vessel to ITG Vegas, Inc. and a new wholly-owned subsidiary of ITG Vegas, ITG Palm Beach, LLC ("ITG Palm Beach"). The remaining $3 million of funding from PDS is for ITG Vegas and ITG Palm Beach's lease of gaming equipment for use on the Palm Beach Princess and Big Easy vessels.

       All of the outstanding capital stock of PBMC is owned by Francis W. Murray, our Chairman and Chief Executive Officer. PBMC owns 50% of the outstanding capital stock of PBE. The remaining 50% of the outstanding capital stock of PBE is owned by Raymond Parello and has been pledged to us to secure certain debts owed to us as described below under "Prior Operations - Sale of Las Vegas Note."

       Such sale-leaseback and ensuing subcharters accomplished our purposes of acquiring, by means of the Big Easy subcharter, a second vessel which we plan to operate from the Port of Palm Beach, and also paying off all of our indebtedness to the Brennan Trustee. We had been attempting to obtain financing for the purchase of the Big Easy for several months, but were unable to obtain financing on our own since all potential lenders required a mortgage against the Palm Beach Princess, which was owned by PBMC. PBMC was willing to utilize its vessel, the Palm Beach Princess, to obtain funds to acquire the Big Easy and then subcharter the Big Easy and Palm Beach Princess to ITG Vegas and ITG Palm Beach on a long term basis.

       The investment in and operation of the Big Easy required retiring all of our debt to the Brennan Trustee, due to the negative covenants governing our indebtedness to the Brennan Trustee. PBMC was willing to utilize proceeds from its sale of the Palm Beach Princess to pay off all of our indebtedness to the Trustee, which resulted in termination of our investment in the Ship Mortgage Obligation held by the Brennan Trustee. In its place, we (through ITG Vegas) have options to acquire the Palm Beach Princess and Big Easy vessels on terms which will credit our investment in the Ship Mortgage Obligation against the option exercise prices for the vessels.

       Sale-Leaseback of the Princess. Prior to the July 7, 2004 closing of the PDS Transaction, the Palm Beach Princess was owned by PBMC. PBMC was indebted under the Ship Mortgage Obligation in a principal amount of $12,000,000 plus accrued interest, the Brennan Trustee was the holder of the Ship Mortgage Obligation, and our subsidiary, ITG Vegas, had agreed to purchase the Ship Mortgage Obligation for a purchase price of $13,750,000 (the "Purchase Obligation"). In addition, we were indebted to the Brennan Trustee in connection with our repurchase of 3,678,145 shares of our common stock (the "ITB Obligation"). As of July 7, 2004, the aggregate outstanding amount of the Purchase Obligation and ITB Obligation was $7,916,451.71, for all of which PBMC, ITG Vegas and ITB were jointly and severally liable. At closing on July 7, 2004, Cruise Holdings I, LLC ("Cruise I"), a subsidiary of PDS Gaming Corporation ("PDS"), purchased the Palm Beach Princess from PBMC for $14,000,000, $7,916,451.71 of which was paid by PBMC directly to the Brennan Trustee to satisfy the Purchase Obligation and the ITB Obligation.

       Also on July 7, 2004, Cruise I entered into a Bareboat Charter and Option to Purchase (the "Princess Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Princess Master Lease") to charter and lease the Palm Beach Princess to PBMC and PBE for a period of five years. The charter hire/rent payable by PBMC and PBE was $178,500 per month for the first 12 months and $391,762.80 for the remaining term.

       The Princess Charter included an option for PBMC to purchase the Palm Beach Princess at the end of the term and was structured such that the monthly charter hire payments under the Princess Charter would reduce the purchase price for the Palm Beach Princess to zero in five years and title would automatically pass to PBMC at the end of the term of the Princess Charter.

       PBMC and PBE entered into a Sub-Bareboat Charter to charter the Palm Beach Princess to ITG Vegas and ITG Palm Beach for the same five year period. The charter hire payable by ITG Vegas and ITG Palm Beach to PBMC and PBE under the Princess Sub-Charter was $50,000 per month ($600,000 per year) plus one percent (1%) of the gross operating revenues of the Palm Beach Princess. Under the Princess Sub-Charter, PBMC granted to ITG Vegas and ITG Palm Beach an option to purchase PBMC's right to acquire the Palm Beach Princess at the end of the term, for an exercise price equal to the appraised value of the Palm Beach Princess, $17,500,000, to which certain amounts, including principal payments made by ITG Vegas on the PDS lease were to be credited against the purchase price.

       Acquisition of the Big Easy. On March 1, 2004, PBE entered into an agreement to purchase the Big Easy from Empress Joliet Corporation at a purchase price of $3,800,000. On July 7, 2004, PBE assigned to Cruise Holdings II, LLC ("Cruise II"), a subsidiary of PDS and affiliate of Cruise I, all of its rights, title and interest in and to the Big Easy Sale Agreement, and the sum of $6,000,000 was deposited in a blocked account to be used to pay costs of the alterations, retrofit and improvements of the Big Easy. Such deposit was funded to the extent of $2,880,652 by ITG Vegas.

       Also on July 7, 2004, Cruise II entered into a Bareboat Charter and Option to Purchase (the "Big Easy Charter") and Big Easy Master Lease Agreement to charter and lease the Big Easy to PBMC and PBE for a period of five years. The charter hire was $82,695 for the first 12 months and $171,702.54 for the remaining term.

       The Big Easy Charter included an option for PBE to purchase the Big Easy at the end of the term and was structured the same as the Princess Charter in that the monthly payments of charter hire under the Big Easy Charter will reduce the purchase price for the Big Easy to zero and title will automatically pass to PBE.

       PBMC and PBE also entered into a Sub-Bareboat Charter to charter the Big Easy to ITG Vegas and ITG Palm Beach for a five year period. The charter hire payable by ITG Vegas and ITG Palm Beach under the Big Easy Sub-Charter was $100,000 per month ($1.2 million per year) plus one percent (1%) of the gross operating revenues of the Big Easy. Under the Big Easy Sub-Charter, PBE granted to ITG Vegas and ITG Palm Beach an option to purchase PBE's right to acquire the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, to be determined upon the retrofitting and refurbishment of the Big Easy, to which certain amounts are to be credited.

       Lease of Gaming Equipment. On July 7, 2004, ITG Vegas and ITG Palm Beach entered into a Master Lease, together with three Lease Schedules (the "Gaming Equipment Lease"), to lease certain new and used gaming equipment from PDS for use on the two vessels. A portion of the equipment was previously owned and used by ITG Vegas on the Princess and was sold to PDS at Closing, for $500,000 and then leased back pursuant to a Gaming Master Lease. Each Schedule of the Gaming Equipment Lease had a term of three years. Aggregate rent during fiscal 2005 for all gaming equipment was approximately $1.4 million per year under this agreement. ITG Vegas and ITG Palm Beach have an option to purchase the leased equipment at the end of the term for a purchase price equal to the fair market value of the equipment at such time.

       (B) On January 5, 2005, Royal Star Entertainment, LLC ("RSE"), a wholly-owned indirect subsidiary of ITB, borrowed $2,850,000 from PDS. The Loan was evidenced by the Note and was to be repaid on January 17, 2006. Interest on the Loan was payable monthly at a rate of 10% per annum. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375, or 2.75% of the principal amount of the Note. The proceeds of the loan were used to make improvements to the vessels Royal Star and Big Easy.

       Also on January 5, 2005, RSE entered into an equipment lease with PDS providing for the lease by RSE of slot machines to be located on the vessel Royal Star. The term of the Lease was three years, with rental payments of $11,879 per month for the first four months and $95,351.73 for the next thirty-two months. RSE paid a closing fee of $57,020.74, and a security deposit in the amount of $95,351.73.

       (C) On April 5, 2005, ITB and certain of its subsidiaries, together with PBMC, PBE, Francis W. Murray and Francis X. Murray, executed and delivered as joint and several co-borrowers, a promissory note payable to PDS in the amount of $4,350,000. The note evidences a loan made by PDS to the Company, the proceeds of which were used by us to cover the costs of improvements to the Big Easy and thereby obtain the release of the vessel the Big Easy from dry dock. The $4.35 million note bore interest at 20% per annum, until June 30, 2005 when it was refinanced. As further consideration to PDS, ITG Vegas, Inc. and ITG Palm Beach, LLC entered into a three-year lease of an additional $1.5 million of gaming equipment. Rental payments under such lease were $50,000 per month for 36 months. On September 1, 2005, the gaming equipment lease was cancelled. (See
Note 26 B)

       (D) On June 30, 2005, we entered into a new loan agreement with PDS, as lender, pursuant to which we borrowed $29,313.889 to refinance the approximately $27 million in existing indebtedness to PDS and we borrowed an additional $2.3 million. The additional $2.3 million advance was needed by our ITG Vegas subsidiary for working capital due to the continuing delay in commencement of operations of the Big Easy, for which the monthly carrying costs had escalated to approximately $1.2 million per month during the quarter ended June 30, 2005.

       As a result of the June 30, 2005 PDS transaction, structured as a loan rather than continuing with the sale-leaseback transactions which had been entered in July 2004, the ownership of the vessels Palm Beach Princess and Big Easy reverted to PBMC and PBE (indirectly, since they acquired Cruise Holdings I and Cruise Holdings II from PDS subject to the $27 million existing debt against the vessels). The $29.3 million loan is secured by mortgages on the Palm Beach Princess and Big Easy by Cruise I and Cruise II, and also is secured by virtually all of the assets of ITG Vegas and its subsidiaries, including the vessel Royal Star, pledges of our stock in ITG Vegas and its subsidiaries, and collateral assignments of certain promissory notes payable to us. Our parent company, ITB, together with PBMC and PBE, have guaranteed the loans.

       With the unwinding of the sale-leaseback transactions with PDS and restructuring the indebtedness as loans, the bareboat charters by Cruise I and Cruise II to PBMC and PBE, with ensuing subcharters to ITG Vegas and ITG Palm Beach, have terminated. In their place, ITG Vegas and ITG Palm Beach charter the Palm Beach Princess and Big Easy, respectively, directly from Cruise I and Cruise II, which are in turn owned by PBMC and PBE. See "Related Party Transactions." These new bareboat charters have substantially the same economic terms as the prior subcharters they replaced.

       Funding under the June 30, 2005 PDS loan agreement was completed on July 18, 2005, following satisfaction of certain conditions, including recording of the ship mortgages. Effective August 1, 2005, our monthly interest and principal payments are approximately $1.1 million. Our overall annual interest rate on the new PDS loan is approximately 15.5% until January, 2006, at which time a portion of the loan presently equal to approximately $2.8 million will increase to 20% until ITG's Vegas' EBIDTA exceeds $17 million on an annualized basis. The principal will be amortized to maturity on July 1, 2009. ITG Vegas is required to maintain EBIDTA of at least $10.5 million for the 12 months ending January 1, 2006, increasing monthly to $12 million for the 12 months ending October 1, 2006.

     Prior Operations

       In April of 1998, our Board of Directors authorized the exploration of strategic opportunities for our business, including a possible merger or sale of all of our racetrack and hotel assets. The Board ultimately decided that a sale of our assets was the preferred alternative.

       On January 28, 1999, we completed the sale of Freehold Raceway, the sale of a ten acre parcel at Garden State Park and the lease of Garden State Park facilities to subsidiaries of Greenwood Racing, Inc. The purchase price was $46 million.

       On May 22, 2000, through our wholly-owned subsidiary, Orion Casino Corporation, we closed on the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, Nevada to Turnberry/Las Vegas Boulevard, LLC. The sale price was $45 million. The proceeds from the El Rancho sale were principally used by us to reduce the outstanding balances on our loan from Credit Suisse First Boston Mortgage Capital LLC and to purchase a promissory note of the buyer in the amount of $23 million (the "Las Vegas Note"), which was convertible at our option into a 33 1/3% equity interest in the buyer. All payments payable under such note were dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of distributable cash was to be paid to us. We were thereafter to receive payments under the Las Vegas Note equal to 33 1/3% of all distributable cash until the maturity date, which was to occur on the thirtieth anniversary of our purchase of the Note. We elected to defer the gain on the sale of the real property until such time that collectability, under the $23 million Las Vegas Note could be determined. On June 16, 2004, we sold the Las Vegas Note, as described below under "Sale of Las Vegas Note."

       On November 30, 2000, through our wholly-owned subsidiary, GSRT, LLC, we closed on the sale of our Garden State Park property, located in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC. The purchase price was $30 million and was paid by the buyer's Promissory Note (the "Cherry Hill Note") in the face amount of $10 million and the balance of the purchase price was paid in cash. The cash proceeds from such sale were principally used by us to repay in full the outstanding balances on our debt.

       Under the $10 million Cherry Hill Note, all payments will be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the buyer have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash will be paid to us. We will thereafter receive payments under the Cherry Hill Note equal to 33 1/3% of all distributable cash until the maturity date, which occurs on the fifteenth anniversary of the issuance of the Note. We may convert the Cherry Hill Note, at our option, into a 33 1/3% equity interest in Realen-Turnberry/Cherry Hill during the six-month period prior to the fifteenth anniversary of the issuance of the Note. If not then converted, the

Note will be payable at maturity in an amount equal to (i) the difference, if any, between $10 million and total payments previously made to us under the Note and (ii) 33 1/3% of any excess of the fair market value of
Realen-Turnberry/Cherry Hill's assets over the sum of its liabilities (other than the Note) and any unreturned equity investment of its owners. We have elected to defer the gain on the sale until such time that collectability under the $10 million Note from Realen-Turnberry/Cherry Hill can be determined.

     Sale of Las Vegas Note

       On June 16, 2004, we sold the $23 million Las Vegas Note. The purchaser of the Las Vegas Note was Cherry Hill at El Rancho LP (the "Buyer"), a limited partnership which is affiliated with the maker of the Las Vegas Note.

       In exchange for the Las Vegas Note, we received cash payments from the Buyer of $2.8 million, a non-recourse loan from Turnberry Development, LLC, an affiliate of the Buyer, in the amount of $5 million and a promissory note issued by Soffer/Cherry Hill Partners, L.P. ("Cherry Hill Partners"), another affiliate of the Buyer, in the principal amount of $35,842,027 (the "Second Cherry Hill Note"). The principal amount of the Second Cherry Hill Note equals the difference between the unpaid principal plus all accrued and unpaid interest (at 22%) under the Las Vegas Note, less the $2.8 million in purchase price payments and $5 million non-recourse loan paid to us. As further consideration, we received the right to use aircraft owned or leased by the Buyer or its affiliates, for up to 64 hours in total, which we value at approximately $224,000. The consideration received by us in exchange for the Las Vegas Note was negotiated at arms-length with the Buyer and the Buyers' affiliates. To the extent such consideration resulted in the sale of the Las Vegas Note at a discount, such discount reflected, among other things, our need to monetize the Las Vegas Note in order to obtain working capital for our parent company as a result of the severe, creditor-imposed restrictions on the ability of our operating subsidiary, ITG Vegas, to distribute profits from its operations to us.

       We are not liable for repayment of the principal of the $5 million loan included in the foregoing consideration. However, we are obligated to pay interest and fees on such loan aggregating $600,000 per year ($50,000 per month) for five (5) years.

       The Second Cherry Hill Note received by us matures in 2015 and is similar to the Las Vegas Note which was sold, in that both generally are payable prior to maturity only from distributable cash of the maker. The obligor under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from our subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, has been delayed as a result of community opposition to certain elements of the development plan, and, while we believe that the development plan is now moving forward, the timing and amount of profits there also remain uncertain. While we expect the Cherry Hill Note we received in the principal amount of $10 million from the sale of Garden State Park to be fully paid, we are not optimistic that the Second Cherry Hill Note will be fully paid, and accordingly, we have written down on our books the amount of the Second Cherry Hill Note substantially below the $35,842,027 face amount thereof, to $4,278,651. See Note 5-A to our financial statements.

       The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the Buyer, in the Palm Beach Empress, Inc., representing fifty percent (50%) of the stock in that company. Palm Beach Empress, Inc. is the entity which owns (indirectly) the Big Easy. See "PDS Transactions" above.

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

       In the event Mr. Parello receives any dividends or other distributions on, or proceeds from any sale of his shares in Palm Beach Empress, Inc., the same will be applied as a mandatory prepayment of the Second Cherry Hill Note.

     Employees

       As of June 30, 2005, our parent company employed eight full-time corporate executive, administrative and clerical personnel. ITG Vegas employs a crew of approximately 265 and office and management personnel of 78 for the operations of the Palm Beach casino business.

     Competition

       From July 1, 2001 to December 9, 2001 the M/V Palm Beach Princess was the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition was approximately 50 miles away in Ft. Lauderdale, Florida. From December 10, 2001 until April 29, 2002 another coastal gaming vessel, the S.S. Horizon Edge, operated from Riviera Beach Marina, which is in close proximity to the Port of Palm Beach. This vessel was 186 feet and had a passenger capacity of 500 people. The M/V Palm Beach Princess is considerably larger at 420 feet with a passenger capacity of 850 people. The Horizon Edge operated on a similar schedule as the Palm Beach Princess, that is, two five hour cruises per day, 7 days a week, however, due to its smaller size it canceled more cruises than the Palm Beach Princess for inclement weather. From June, 2002 until February 15, 2003, the coastal gaming vessel Texas Treasure II (formerly the M/V Contessa) was operating from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel is approximately 400 feet, was built in 1968 and has a passenger capacity of approximately 700 people. This vessel had previously operated in competition with the Palm Beach Princess from May 13, 1999 until it discontinued operations on May 15, 2000. We may compete with other vessels which may from time to time be located in the port competition would be on the basis of cruise schedules, passenger services, amenities, prices, and percentages of gaming win. Our agreement with the Port of Palm Beach District (see Item 2 - Properties, below) gives us a competitive advantage as to preferred cruise scheduling times and convenience of passenger parking areas. A 300 passenger high-speed ferry is scheduled to begin carrying passengers late in 2005 on daily round trips to Freeport, Grand Bahamas where gaming is conducted.

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

       In addition to competing with other vessels in the coastal gaming cruise business, we compete with a variety of other entertainment activities in and around Palm Beach, Florida, including, but not limited to, land-based Native American Indian gaming casinos, poker rooms, horse and dog racing, off track wagering, state-sponsored lotteries, short-term cruises, resort attractions, various sports activities and numerous other recreational activities. There is no assurance that we will be able to successfully compete with such other activities.

       On March 8, 2005 the citizens of Broward County approved a referendum that will amend Florida's Constitution to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County where we conduct operations. The referendum approved for Broward County in March 2005 also sought approval for Miami-Dade County however, approval for Miami-Dade County was defeated at that time. Neither the timing of the installation of the slot machines, nor the impact to our Company, can be predicted at this time. To date, the Florida legislature has not enacted necessary enabling legislation to regulate the operation of slot machines approved by the Broward County referendum.

       The expansion of slot machines at pari-mutuel facilities in other counties and/or the expansion of Native American tribe gaming in Florida could also materially impact our operation in the near future.

     Weather and Seasonal Fluctuations

       The success of our casino cruise business depends to significant extent on the weather conditions. In particular, inclement weather, or the threat of such weather, has a direct effect on passenger counts, potentially adversely affecting our revenues. On relatively rare occasions, bad weather or sea conditions may result in the cancellation of cruises. Our business is also subject to seasonal fluctuations. Our peak seasons are the late fall, winter, and early spring seasons due to the increased local population as well as increased tourist populations. During the first quarter of operations of Fiscal 2005, four major hurricanes severly impacted the State of Florida, two of which directly struck the Palm Beach area between August 13, 2004 and September 26, 2004. During that period, tourist travel to our area was adversely effected and the lives of local residences were significantly disrupted. We cancelled 33 cruises during the first and second quarters as a result of the weather, loss of utilities and damage to the surrounding areas. During the first quarter of Fiscal 2006, we cancelled only 6 crusies as a consequence of bad weather including Hurricanes "Katrina" and "Rita".

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

       Our vessels are subject to the provisions of the International Convention on Safety of Life at Sea as Amended ("SOLAS 74"), which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service. The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards. The Amendments are applicable to all passenger ships engaged in international service, including retroactively those ships such as the Palm Beach Princess that were built prior to 1980. Under the terms of the Amendments, full compliance by older ships with SOLAS 74 standards is to be phased in and implemented over the years and completed no later than October 1, 2010. The Palm Beach Princess, in compliance with the SOLAS 74 requirements to date, has previously completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments, most notably being requirements that no combustible material be used in ships' structures and that certain other interior structure and space standards be met. The precise nature and scope of necessary work will be determined in conjunction with the ship's classification society, Det norske Veritas. To accomplish such work may entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost.

Item 2. Properties.

       We lease office space in Wilmington, Delaware which serves as our corporate headquarters. This lease is for one year and is renewable from year to year. Our subsidiary, ITB Management, Inc., leases approximately 4,000 square feet of office space in Bellmawr, New Jersey which serves as an additional administrative office. The lease is for a two year period, expiring on May 31, 2006, and provides for an option to extend such term for an additional two year period commencing June 1, 2006. Our subsidiary, International Thoroughbred Gaming Development Corporation leases one office suite in Miami, Florida which serves as a satellite executive office. The lease is for a one year period and can be renewed annually.

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

       Through our subsidiary, Royal Star Entertainment LLC, we have negotiated with the Port of Palm Beach District a second Operating Agreement dated December 18, 2003, as subsequently amended. This Operating Agreement will permit us to operate the Big Easy in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this Operating Agreement is five years from the date of commencement of sailings by the Big Easy from the Port, with subsequent renewal options of four and three years. We are required to commence sailings on or before October 31, 2005. Under this Operating Agreement, we have agreed to compensate the Port of Palm Beach as follows:

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

Item 4. Submission of Matters to a Vote of Security Holders.

       We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2005.

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       Our common stock has been traded on a limited and sporadic basis on the Pink Sheets since September 15, 1998. The following table sets forth, for the fiscal years indicated, the high and low sales prices for each share of our common stock on the Pink Sheets based upon information supplied by the Pink Sheets and reflects inter dealer prices, without retail mark-up, mark-down or commissions.

                                                 High   Low
                                                 ----   ----
     Fiscal 2004
                        First Quarter             .54    .25
                        Second Quarter           1.48    .20
                        Third Quarter            1.97   1.03
                        Fourth Quarter           1.80   1.50
     Fiscal 2005
                        First Quarter            1.55   1.45
                        Second Quarter           1.31    .90
                        Third Quarter            3.25   1.20
                        Fourth Quarter           2.33   1.20


       On June 30, 2005, there were approximately 30,000 holders of record of the shares of our outstanding common stock.

       We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future.

       There were no sales of unregistered securities by the Company within the fiscal year ended June 30, 2005.

       There were no purchases of common stock by the Company during the fourth quarter of fiscal year 2005.

       See Footnote 26A in connection with the additional common shares which will be issuable upon conversion of the Series B Preferred Stock.

       For information to be provided under Item 201 (d) of this item (regarding Equity Compensation Plan Information) see Part III, Item 12.

Item 6. SELECTED FINANCIAL DATA

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                                                          Years Ended June 30,
                                             --------------------------------------------------------------------------
                                                 2005           2004            2003           2002           2001
                                             -----------   --------------   ------------   ------------   -------------
Revenue From Operations (1)                 $ 32,773,247 $    32,962,239  $  31,290,599  $  25,473,777  $    4,921,091

Net Income (Loss) Before Impairment
 and Exrraordinary Item (1)(4)              $ (3,533,356)$     3,199,970  $   5,233,826  $   1,982,603  $   (2,402,142)

(Loss) on Impairment of Note (2)            $   (500,000)$   (10,000,000) $           -  $           -  $            -

Net Income (Loss) Before Extraordinary Item $ (5,900,035)$    (6,800,030) $   5,233,826  $   1,982,603  $   (2,402,142)

Extraordinary Income                        $  4,000,000 $             -  $           -  $           -  $            -

Net Income (Loss)                           $ (1,900,035)$    (6,800,030) $   5,233,826  $   1,982,603  $   (2,402,142)

Per Common Share - Basic and Diluted:

Net Income (Loss) Before Impairment
  and Extraordinary Item                    $      (0.52)$          0.40  $        0.54  $        0.17  $        (0.24)

Net Income (Loss)                           $      (0.18)$         (0.86) $        0.54  $        0.17  $        (0.24)

Weighted Average Number of Shares             10,303,942       7,933,691      9,720,275     11,480,272       9,987,114

                                                                             June 30,
                                             --------------------------------------------------------------------------
                                                 2005           2004            2003           2002           2001
                                             -----------  --------------    ------------   ------------   -------------

Working Capital (Deficiency) (3)            $(13,083,678)$       556,675  $    (428,412) $  (2,200,346) $     (190,644)

Total Assets                                $ 83,363,665 $    50,813,716  $  54,822,023  $  45,928,295  $   41,391,208

Long-Term Debt                              $ 33,813,301 $     6,339,396  $     985,017  $           -  $      482,000

Stockholders' Equity                        $ 29,550,451 $    30,566,037  $  37,586,067  $  33,961,313  $   31,973,710

(1) The Company commenced operation of a casino cruise vessel as of April 30, 2001 which materially affects the comparability of a portion of the information reflected in the above data.
(2) The Company recognized an impairment loss in Fiscal 2004 in the amount of $10 million which materially affects the comparability of a portion of the information reflected in the above data.
(3) The working capital presentation in Fiscal 2002 reclassed to long term a $750,000 deposit that was previously presented as current in Fiscal 2001.
(4) The Company did not pay cash dividends during any of the fiscal years shown above.
(5) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for each of the three years in the period ended June 30, 2005.

Item 7. Management's Discussion And Analysis of Financial Conditions And Results of Operations

Forward-Looking Statements

       We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in this Annual Report on Form 10-K, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:


       o general economic and business conditions affecting the tourism business in Florida;
       o      competition;
       o      execution of our new business strategy;
       o      changes in laws regulating the gaming industry;
       o the timing of the installation of slot machines in Broward County's three race tracks and one jai-alai facility as a result of a referendum approved on March 8, 2005. Broward County is contiguous to Palm Beach County where we conduct operations;
       o fluctuations in quarterly operating results as a result of seasonal and weather considerations; and
       o events directly or indirectly relating to our business causing our stock price to be volatile.

Background

       The Company, through its wholly owned subsidiary, operates an offshore gaming vessel, the M/V Palm Beach Princess which we charter. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the state's territorial water limits, engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, including dining, music and other entertainment as well as casino gaming. We are expanding that line of business, for which on July 7, 2004 we entered into a bareboat charter for a second vessel, the "Big Easy". We have refurbished and retrofitted that vessel and we expect to place the Big Easy in service on October 16, 2005. The Big Easy will be berthed and operated from the Port of Palm Beach.

       On July 7, 2004 the Company and several of our subsidiaries entered into a lease and sub-bareboat charter and equipment lease transaction for the purpose of operating and acquiring the vessels Palm Beach Princess and the Big Easy. During the year the Palm Beach Princess charter was accounted for as a capital lease. In April 2005 the improvements made to the Big Easy were substantially completed and we are waiting for certification for passenger operations from the U.S. Coast Guard. During the last quarter of the fiscal year the Big Easy sub charter was recorded as a capital lease. Through these transactions, payments were made on our behalf to prepay in full all indebtedness to the Brennan Trustee. (This transaction is more fully described in footnote 2 of the financial statements). We intend to expand our gaming operations by placing the Big Easy in operations during our second quarter of fiscal 2006. Also we continue to explore other gaming opportunities, both domestically and internationally. During our 2004 fiscal year we purchased a third vessel, M/V Royal Star. However, this ship will need extensive improvements and outfitting before being placed in service. We are currently exploring possible locations from which to operate the vessel and possible financing sources to permit us to make the necessary improvements.

       During the first quarter of Fiscal 2005, we re-entered the equine business. We currently own 55 horses, a share of 15 horses, and are leasing 2 other horses, all of different ages. Several are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive following the training period to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions. We are stabling and training the majority of these horses in New Jersey and in Brazil.

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

       ITGV's cash flow from operations of the vessel is seasonal. The period July 1 to December 31 is a seasonably slow period for vessel operations. The period from January 1 to June 30 has been a period of increased activity and profits for the Palm Beach Princess operation. Certain of ITGV's operating costs, including leasing and charter fees, fuel costs and wages, are fixed and cannot be reduced when passenger counts decrease.

       During the first quarter and early in our second quarter of Fiscal 2005 our operating business was adversely affected by four hurricanes passing over or near Florida. We suffered materially from the direct effects of hurricanes "Frances" and "Jeanne" that left the area without power, resulting in curfews and limited food, water and life resources. These two storms caused the evacuation of the population in our area, and the four storms further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. Twenty-nine (29) of our daily cruises during the first quarter and four (4) of our daily cruises during the second quarter were cancelled during the period of time that the hurricanes threatened the area and for short periods thereafter. As a result of the seasonably slow period and the hurricanes our revenues and cash flows from operations during our first and second fiscal quarters were materially impacted. However, during the third and fourth fiscal quarters our revenues and cash flows from vessel operations have recovered to normal levels. For the fiscal year our operating revenue was sufficient to cover operating expenses of the vessel, the capital lease payments on the Palm Beach Princess vessel and the equipment lease payments on the vessel. However the operating revenues were not sufficient to cover the start up costs of the Big Easy, the improvements made and the charter fees on the Big Easy, the Parent Company expenses and other development costs. We were able to utilize a portion of the cash received from the sale of the Las Vegas Note, which transaction closed in June, 2004, proceeds of several loans received from PDS Gaming Corporation, loans from Francis W. Murrray, our Chairman, and we were forced to extend our trade payables to help meet the remainder of our cash needs during fiscal 2005.

       Our cash flows during the fiscal year have also been materially impacted by the delay in putting the vessel "Big Easy" in operation, caused by the dry dock company not releasing the vessel due to disputed charges and cost overruns and by delays in obtaining certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. Although the Alternative Compliance Program certification procedure is less complex and time consuming than regular Coast Guard certification, it is nevertheless a rigorous process involving the jurisdiction of at least four separate departments of the United States Coast Guard and the ship's classification society, Lloyd's Register. In April 2005, we borrowed $4.35 million to obtain release of the vessel, but the delays and increased interest expense on our loan have and will continue to adversely affect our cash flows. We continue to extend timing of payment of trade payables and since July 1, 2005 have deferred payment of $150,000 per month in charter fees.

       Costs associated with refurbishing and retrofitting the Big Easy vessel and placing it in service (including marketing expenses and other soft costs) are expected to amount to approximately $13.9 million. The Company has incurred approximately $10.7 million of those costs and PBE has contributed approximately $3.2 million (which funds were received by PBE from the PDS financing during July 2004). Additional amounts necessary to begin operations of the Big Easy vessel and amounts of approximately $800,000 per month are necessary to carry the vessel until it begins operations and are expected to be provided from working capital. The Company's ability to generate sufficient working capital with which to pay such costs has been adversely affected by continued delays in connection with Coast Guard approval. The costs associated with refurbishing and retrofitting the Big Easy for placing it in service increased from our original estimate due to upgrades to the vessel, expansion of our Mardi Gras theme build out, and improvements required by the Coast Guard. Further delays in commencing the Big Easy will materially and adversely affect our cash flow because of the continuing costs of carrying the vessel of approximately $800,000 per month. More than 150 crew members and other employees have been hired and trained to operate the Big Easy, and employees who normally work exclusively for the Palm Beach Princess are spending time completing assignments for the Big Easy and putting a severe drain on our operational efforts and our cash flow. As indicated by the table below, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributable in large part to procurement, refurbishment, our operational efforts and delays in bringing the Big Easy in service. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

       We are taking steps to conserve cash flows such as extending terms of our payables in addition to deferring payments of charter hire fees and not paying discretionary employee bonuses which were previously accrued. We also obtained loans from our Chairman and Secretary and deferred salary normally paid to them for portions of the year.

       The Company anticipates $2.5 million of capital expenditures for Port improvements but we expect to defer making the improvements until financing is in place.

       During our 2004 fiscal year, the Company purchased a third vessel, the Royal Star. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. Delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel.

       The principal amount of our indebtedness increased over fiscal year 2005 from approximately $8 million to approximately $27 million at June 30, 2005 (and subsequently $29.3 million in July, 2005), with interest accruing at 15.3%. We may not be able to borrow any additional funds that may be needed, and our loan agreement with PDS restricts our ability to do so.

       Under the loan agreement signed on June 30, 2005 with PDS, upstream payments by our operating subsidiaries to the parent company are limited to $150,000 per month plus amounts of ITG Vegas's income tax savings attributed to inclusion in the Parent Company tax return. These payments can only be made provided no event of default has occurred and the Borrowers maintain an EBITDA for the vessels of $7,500,000 for the nine months ending October 2, 2005, increasing to $10,500,000 for the twelve months ending January 1, 2006 with continual increases in EBITDA required increasing to $12,000,000 for the twelve months ending October 1, 2006 and thereafter.

       Our working capital as of June 30, 2005 was a negative ($13,083,678) as compared to a positive amount of $556,675 at June 30, 2004. The decrease in working capital of $13,640,343 during the past year was primarily due to the net effect of cash used in the operating activities of $635,052 caused in part by the expensing of vessel carrying costs of approximately $5.3 million. Disbursements of approximately $16,133,000 were spent for improvements made to the Big Easy and Royal Star vessels and for purchase of horse livestock and equipment. These expenditures were partially offset by the payoff of the Brennan Trustee on our behalf, of which approximately $4,000,000 was classified as a current liability as of June 30, 2004.

       On July 13, 2005 we began accepting subscriptions for the purchase of shares of the Company's Series B Convertible Preferred Stock. We are offering up to 500,000 shares of our Series B Preferred Stock, at a subscription price of $15.00 per share ($7.1 million net if all 500,000 shares are sold). As of September 30, 2005 we have accepted subscriptions for the purchase of 163,000 shares of Series B Preferred Stock and have received $2,322,750 in net proceeds. No assurances can be given that we will be successful in selling all 500,000 shares of the Series B Preferred Stock. The proceeds from this offering are expected to be used for working capital at the parent and subsidiary level.

       The following table summarizes commitments on non-cancelable contracts and leases as of June 30, 2005 and reflects the June 30, 2005 PDS transaction where we refinanced approximately $27 million in existing debts and borrowed approximately $2.3 million of additional funds.

                                                                    Years Ended June 30,
                                            ---------------------------------------------------------------
                                                                                                               There-
                                               2006         2007          2008         2009          2010      after       Total
                                            -----------  -----------  -----------  -----------   ----------  ---------  -----------
Capital Leases:
    P.B. Princess - Principal & Interest   $  4,487,891  $ 4,701,154  $ 4,701,154  $ 4,701,154  $   391,763  $       -  $18,983,116

       Bare Boat Charter - Related Party        960,000      960,000      960,000      960,000       80,000          -    3,920,000

    Big Easy - Principal & Interest           4,019,777    4,288,373    4,280,379    4,271,100      355,461          -   17,215,090

       Bare Boat Charter - Related Party      1,560,000    1,560,000    1,560,000    1,560,000      130,000          -    6,370,000

Notes and Mortgages:

   Principal & Interest                       1,631,040    1,349,643    1,194,144    1,089,001       89,260          -    5,353,088

    Interest Only                               207,313            -            -            -            -          -      207,313

Deferred Interest Payments                      600,000      600,000      600,000      450,000            -          -    2,250,000

Employee Contracts - Related Party              327,035            -            -            -            -          -      327,035

Operating Leases:

    Casino Equipment                          3,106,367    3,106,367    2,353,930            -            -          -    8,566,664

    Administrative & Office                     999,845      186,629      109,103        2,028        2,028        845    1,300,478

Purchase Obligations - Big Easy               2,573,116            -            -            -            -          -    2,573,116

Purchase Obligations                            750,848      181,006       61,006       61,006       61,006    208,436    1,323,308
                                            -----------  -----------  -----------  -----------   ----------  ---------  -----------
Total                                      $ 21,223,232  $16,933,172  $15,819,716  $13,094,289  $ 1,109,518  $ 209,281  $68,389,208
                                            ===========  ===========  ===========  ===========   ==========  =========  ===========

       Outlook:

       Based on our historical level of operations of the Palm Beach Princess and additional revenues anticipated from the operation of the Big Easy, we believe that if the Big Easy is placed in service by December 31, 2005, cash generated from operations will be adequate to meet our anticipated loan payment requirements and working capital needs for our fiscal year ending June 30, 2006. If the Big Easy is not placed in service by December 31, 2005, it is likely that we will need additional funds during our third fiscal quarter, and we have no present plans or commitments to obtain such necessary funds. The failure to obtain such funds on a timely basis may require us to curtail operations, sell assets (such as the Royal Star) or cease operations, and may lead to default in our debt service payments, which could lead to foreclosures on the vessels.

       No assurances can be given that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our lease/purchase and loan payments or to make anticipated capital expenditures. Our future operating performance and our ability to make payments under our leases and other debts will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

       On July 7, 2004 we paid off the Brennan Trustee and entered into long-term sub charters in connection with capital lease transactions for two vessels and equipment. As a result of these transactions and further borrowing in Fiscal 2005 from PDS, the debt outstanding has increased significantly from $8 million to $29.3 million at June 30, 2005 and payments made to PDS are at a higher rate of interest (over 15%) than the interest that was being paid to the Brennan Trustee (12%) during Fiscal 2004. Additionally, we now make charter hire payments for the Palm Beach Princess of $50,000 per month plus 1% of its gross revenues and charter payments for the Big Easy of $100,000 per month plus 1% of its gross revenues. The maturity of all the new indebtedness will be July 1, 2009. Beginning in July 2004 our payments to PDS were interest only for the first six to twelve months on the various leases and loans. Effective August 1, 2005 we must make interest and principal payments to PDS in the amount of approximately $1.1 million per month. Therefore our annual combined, charter hire fees and loan payments and lease payments to PDS for vessel leases and gaming equipment, will be significantly higher than those payments were for the year ended June 30, 2005. Moreover, our charter hire fees, lease and loan payments in Fiscal 2006 will be significantly higher than they were in Fiscal 2005.

       Effective July 7, 2004 we began leasing a second vessel, the Big Easy. We completed the refurbishing and retrofitting of this vessel for use as an ocean going casino cruise ship and expect to place it in service on October 16,2005. We will continue to incur substantial costs for the vessel and its personnel while we are waiting for Coast Guard certifications and permits. We anticipate operating the vessel from the same port as the Palm Beach Princess and it is possible that competition from each vessel will have an adverse effect on the operations of the other vessel.

       We also continue to incur costs on the vessel, Royal Star. If we decide to place the Royal Star in service, we will need additional financing to make the improvements and we will incur additional fees and interest costs on such financing. We are currently exploring locations from which to operate the vessel when it is ready to be placed in service.

       During the first quarter of this fiscal year, we re-entered the equine business. We currently own 55 horses, own a share in 15 horses, and are leasing 2 other horses, all of different ages. Several are currently racing, and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring those horses into racing if we consider them competitive after training is completed. Our horse operation has not produced any significant revenue during the fiscal year. We have purchased livestock, which includes stud fees which total $328,000 as of June 30, 2005 and our training and operational expenses are approximately $50,000 per month. These costs could increase substantially in the near future if additional horses are purchased.

Results of Operations for the Years Ended June 30, 2005 and 2004

       Consolidated

       Revenue for the year ended June 30, 2005 decreased slightly by $188,992 from $32,962,239 in Fiscal 2004 to $32,773,247 in Fiscal 2005 primarily as a result of a slight decrease in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $6,917,332 from $27,632,595 in Fiscal 2004 to $34,549,927 in Fiscal 2005
primarily as the result of: 1) recording start up costs for the Big Easy of $5,011,756 compared to last year when no start up costs were recorded; 2) payments of other development costs of $970,836 as a result of our continued search, both domestically and internationally, for additional gaming opportunities, as compared to $700,580 spent on similar expenses during last year; 3) expenses of $447,989 incurred as a result of our entry into the equine business; 4) an increase in depreciation and amortization of $1,254,636 as a result of depreciation being recorded on the Palm Beach Princess as a result of capital leasing arrangements effective in July, 2004; and 5) an increase in the Parent Company General and Administrative expenses of $321,129 due to an increase in the salary and related benefit expenses due to the hiring of several new employees and increases in health insurance coverage and 401-K expenses as compared to last year when the Parent Company employees did not participate in a 401-K plan; offset by 1) a decrease in the Palm Beach Princess operating expenses, before depreciation, of $255,238 due to salary and benefit costs of approximately $1.3 million incurred on the Palm Beach Princess' payroll which were allocated to the Big Easy during the period we were preparing the Big Easy for use as a casino gaming vessel, partially offset by generally higher costs incurred by the Palm Beach Princess and 2) a decrease in bankruptcy costs of $417,454 due to the bankruptcy being completed at the end of fiscal 2004.

       Operating (loss) for the year ended June 30, 2005 was a loss of ($1,776,679) as compared to income of $5,329,644 for last year. Operating income before depreciation for the year was $217,828 as compared to $6,069,515 for the comparative year.

       Other net expenses decreased by $7,867,819 because during Fiscal 2005, the Company recorded an impairment loss of $500,000 on the Second Cherry Hill Note Receivable, whereas during Fiscal 2004 the Company recorded an impairment loss of $10,000,000 on the same note, offset by an increase in the interest and financing expenses of $1,597,895 due to the higher debt levels on the vessel leases than that amount previously owed to the Brennan Trustee and an increase in the rates of interest on such leases. In addition to the $3,845,887 of interest expense recorded in the statement of operations, the Company incurred additional interest which was capitalized to the Big Easy during that vessels' re-construction period in the amount of $1,530,197 during the current Fiscal year, and $896,297 of interest paid on the vessel capital lease which is classified in the Big Easy development costs. The net (loss) before extraordinary item for the year ended June 30, 2005 was ($5,900,035) as compared to a (loss) of ($6,800,030) during Fiscal 2004.

       During the first quarter of the 2005 Fiscal year the Company recorded extraordinary income, net of tax, of $4,000,000. This was the result of the collection of success fees charged to Leo Equity Group, Inc. and Palm Beach Maritime Corporation (formerly MJQ) for our efforts in connection with the final settlement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. We had deferred all income from these transactions until such time as payment was received.

       The Net (Loss) for the year ended  June 30,  2005 was  ($1,900,035)  or a
(loss) of ($.18) per diluted share as compared to a (loss) of ($6,800,030), or a loss of ($.86) per diluted share for the year ended June 30, 2004.

       For the year ended June 30, 2005 earnings before interest, taxes, depreciation and amortization and our unusual items of extraordinary income, impairment losses and vessel start up costs (Adjusted EBITDA) was $5,521,801 as compared to $6,089,228 for the prior year. The decrease in Adjusted EBITDA of $567,427 was primarily due to EBITDA levels for the Palm Beach Princess decreasing from approximately $1.7 million in Fiscal 2004 to approximately $.6 million in Fiscal 2005 in the first quarter of the Fiscal year because of the hurricanes, partially offset by better EBITDA results during our second and third fiscal quarters for the Palm Beach Princess.

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

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                               Years Ended June 30,
                                ----------------------------------------------
                                     2005               2004          2003
                                -------------    --------------  -------------
Total Adjusted EBITDA          $   5,521,801  $      6,089,228  $   6,548,792

   Depreciation & Amortization    (1,994,507)         (739,871)      (254,082)

   Interest & Financing ExpenseS  (3,845,887)       (2,247,992)    (1,338,649)

   Interest Income                   304,571           327,105        423,265

   Income Tax                        (90,000)         (228,500)      (145,500)
                                -------------    --------------  -------------
Net Income (Loss) before
  Unusual Items                     (104,022)        3,199,970      5,233,826

   Extraordinary Item              4,000,000                 -              -

   Start Up Costs for Vessels     (5,296,013)                -              -

   Impairment Loss                  (500,000)      (10,000,000)             -
                                -------------    --------------  -------------
Net Income (Loss)              $  (1,900,035)  $    (6,800,030) $   5,233,826
                                =============    ==============  =============


       Vessel Operations for the Years Ended June 30, 2005 and 2004

       During the year ended June 30, 2005 total net revenue from vessel operations was $32,353,030 as compared to $32,601,396 for the comparative Fiscal year of 2004. The decrease in revenue of $248,366 during the comparable year was the result of a number of factors which offset one another. Our operations for Fiscal 2005 were materially impacted by hurricanes and inclement weather which struck Florida and the

Palm Beach area during our first quarter of operations. The negative effect of those hurricanes on our operations during the first quarter is also reflected in the financial results for the year ended June 30, 2005. During our first quarter of operations net revenues decreased approximately $1,300,000, however this decrease was partially offset by an increase in net revenues in each of the following quarters as compared to the previous year. Additionally, the operating subsidiary which operates the Palm Beach Princess ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs normally create more comparability of the Company's quarterly operations by generally having an equal number of weeks (13) and weekend days in each quarter. Periodically, this system necessitates a 14 week quarter and a 53 week year. Consequently our March 31, 2005 was such a quarter and our Fiscal 2005 year a 53 week year. Therefore, the number of cruises, revenues and expenses reported for the current Fiscal year includes one additional week of operations as compared to Fiscal 2004. The average revenue per week during Fiscal 2005 was $610,343 as compared to $626,949 during Fiscal 2004, or a decrease of 2.6%. This was the result of a slight decrease in the average number of passengers per week and a slight decrease in the revenue per passenger as compared to Fiscal 2004. However, when the first quarter results are excluded, the average revenue per week for the second through fourth quarter of Fiscal 2005 was $651,788 for the 40 weeks as compared to $641,698 for the 39 weeks for the second and fourth quarters of Fiscal 2004.

       Approximately 85% of the net revenues are from the gaming operations aboard the vessel. These revenues fell $178,477 or less than .7% during the current Fiscal year. Other income consists of fare revenues and on board revenues. The fare and on board net revenues decreased $69,900 during Fiscal 2005, or 1.4%.

       Casino  operating  expenses  which  also  includes  food,   beverage  and
entertainment increased $331,824 from $8,805,157, or 32% of casino revenue in Fiscal 2004 to $9,136,981, or 33% of casino revenue in Fiscal 2005. The increase in casino operating expenses was caused by operating an additional week in Fiscal 2005 and a slight increase in the casino operating expenses.

       During the current year a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $1,103,600 of salaries allocated to the Big Easy and expensed as developmental costs and approximately $203,900 of salary and benefit costs were capitalized as part of the Big Easy vessel costs. These capitalized costs reflect the value of vessel improvements completed by company employees. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

       Fare expenses, which included sales, marketing and advertising expenses increased $392,961 from $3,546,153 in Fiscal 2004 to $3,939,114 in Fiscal 2005.
The increase was the result of additional advertising and promotions to attract customers after the cancellation of cruises due to the hurricanes, inclement weather and curfews following the hurricanes in the quarter ending September 30, 2004 and subsequent quarters. Maritime and legal expenses decreased $375,357, or 5.6% primarily as a result of allocating departmental salaries to the Big Easy.

       General and administration expenses increased $20,275 from $3,738,114 in Fiscal 2004 to $3,758,389 in Fiscal 2005. During Fiscal 2005 the Company accrued bonuses of only $12,260 as compared to bonus accrued during Fiscal 2004 of $453,976. Bonuses were not accrued this year because of steps taken to reduce expenses and payment of bonuses may be limited in the future due to covenants in the PDS Agreements. The decrease in bonus accrual was offset by a write off taken in the fourth quarter in the amount of $322,000 for payments we made on behalf of the day cruise casino operating companies for lobby efforts concerning slot machines to be placed at racetracks in Miami-Dade and Broward counties. After repeated efforts of collection, the Company determined that the amounts should be written off. The Company continues to pursue collection, however, one company is now in bankruptcy and another has threatened bankruptcy.

       Interest and finance expenses increased $949,905 from $1,109,221 in Fiscal 2004 to $2,059,126 in Fiscal 2005 as a result of the interest paid on the capital lease and the charter hire payments for the Palm Beach Princess which was effective July 7, 2004 and subsequent loans from PDS during Fiscal 2005. As a result of the capital leases arrangement and loans, the debt levels and the rates of interest paid on our indebtedness are higher than the amount previously owed to the Brennan Trustee.

       Depreciation and amortization increased $1,254,374 from $722,714 in Fiscal 2004 to $1,977,088 in Fiscal 2005. As a result of the capital lease arrangement for the Palm Beach Princess the Company is recording depreciation on the vessel as compared to last year when the Company did not record depreciation on the vessel because it operated the vessel under an operating lease.

       Income before income tax expense in Fiscal 2005 was $4,073,806 as compared to income before income tax of $6,557,033 for Fiscal 2004.

       The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During Fiscal 2005 the ship completed 699 cruises compared to 702 cruises during the same period last year. During Fiscal year 2005, 37 cruises were cancelled due to inclement weather. The majority of the cancellations occurred in the first and second fiscal quarters. During fiscal 2004 the vessel was placed in wet dock for 6 days. During the current Fiscal year the vessel was not placed in dry dock or wet dock. It is expected that the vessel will be placed in dry dock for approximately one week on October 17, 2005.


       The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the years ended June 30, 2005 and 2004:

                                                      Years Ended
                                                        June 30,
                                             ----------------------------
              Description                          2005          2004          Change
---------------------------------------      -------------   ------------  ------------
Passenger Count                                    273,964        274,266          (302)

Number of Cruises                                      699            702            (3)

Average Number of Passengers per Cruise                392            391             1


Net Revenue per Passenger                    $      118.09   $     118.87  $      (0.78)

Operating Revenue:

     Gaming                                  $  27,350,154   $ 27,528,631  $   (178,477)

     Fare                                        7,946,897      7,860,536        86,361

     On Board                                    4,038,149      3,666,320       371,829

     Less: Promotional Allowances

     Fare                                       (4,947,767)    (4,709,354)     (238,413)

     On Board                                   (2,034,403)    (1,744,737)     (289,666)
                                             -------------   ------------  ------------
     Net Operating Revenue                      32,353,030     32,601,396      (248,366)
                                             -------------   ------------  ------------
Operating Costs and Expenses:

     Gaming                                      9,136,981      8,805,157       331,824

     Fare                                        3,939,114      3,546,153       392,961

     On Board                                      987,397        925,980        61,417

     Maritime and Legal Expenses                 6,421,129      6,796,486      (375,357)

     General and Administrative Expenses         3,758,389      3,738,114        20,275

     Interest and Financing Fees                 2,059,126      1,109,221       949,905

     Professional Fees - Bankruptcy                      -        400,538      (400,538)

     Depreciation and Amortization               1,977,088        722,714     1,254,374
                                             -------------   ------------  ------------
     Total Operating Costs and Expenses         28,279,224     26,044,363     2,234,861
                                             -------------   ------------  ------------
           Income Before Income Tax Expense  $   4,073,806   $  6,557,033  $ (2,483,227)
                                             =============   ============  ============

       Vessel Operations for the Three Months Ended June 30, 2005 and 2004

       During the three months ended June 30, 2005 total net revenue from vessel operations was $8,481,426 as compared to $8,415,074 for the comparative quarter of 2004. The increase in net revenue of $66,352 during the comparable quarters was the result of the net revenue per passenger increasing from $114.12 during the fourth quarter of Fiscal 2004 to $120.80 for the comparable period in Fiscal 2005. Passenger counts decreased 4.8% and the number of cruises decreased from 182 cruises in Fiscal 2004 to

175 cruises in Fiscal 2005. The net increase in revenue per passenger was more than enough to offset the declines in the number of passengers and number of cruises.

       Casino operating expenses which also includes food, beverage and entertainment decreased $25,309 from $2,316,966, or 32.6% of casino revenue in Fiscal 2004 to $2,291,657, or 31.8% of casino revenue in Fiscal 2005 primarily the result of dividing costs, many of which are fixed by their nature, over increased revenues.

       During the quarter a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $296,900 of salaries and benefits allocated to the Big Easy and expensed as developmental costs and approximately $37,300 of salary and benefit costs were capitalized as part of the vessel costs. These capitalized costs reflect the value of vessel improvements completed by company employees. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

       Fare expenses, which included sales, marketing and advertising expenses decreased slightly from $1,018,526 in Fiscal 2004 to $1,014,790 in Fiscal 2005. Maritime and legal expenses decreased $30,658, or 1.8%. General and Administration expense increased $199,083 from $934,462 in Fiscal 2004 to $1,133,545 in Fiscal 2005. During the fourth Fiscal quarter we wrote off an amount of $322,000 for payment we made on behalf of the day cruise casino operating companies for lobby efforts concerning slot machines to be placed at racetracks in Miami-Dade and Broward counties. After repeated efforts of collection, the Company determined that the amounts should be written off. The Company continues to pursue collection, however, one company is now in bankruptcy and another has threatened bankruptcy.

       Interest and financing fees decreased $119,981from $696,585 in Fiscal 2004 to $576,604 in Fiscal 2005 as a result of forbearance fees recognized on the Trustee note during Fiscal 2004, partially offset by the interest paid on the capital lease and the charter hire payments for the Palm Beach Princess which was effective July 7, 2004. Depreciation and amortization increased $246,864 from $221,774 in Fiscal 2004 to $468,638 in Fiscal 2005. As a result of the capital lease arrangement for the Palm Beach Princess the Company is recording depreciation on the vessel as compared to last year when the Company did not record depreciation on the vessel because it operated the vessel under an operating lease.

       Income before income tax expense for the fourth quarter of operation in Fiscal 2005 was $1,031,721 as compared to income before income tax of $1,231,841 for the comparable quarter of Fiscal 2004.

       During the fourth quarter of Fiscal 2005 the ship completed 175 cruises compared to 182 cruises during the same period last year. During the current quarter 4 cruises were cancelled due to inclement weather.

       The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the fourth quarter of Fiscal 2005 and 2004:

                                                   Three Months Ended
                                                        June 30,
                                               ---------------------------

              Description                          2005          2004         Change
---------------------------------------        ------------ --------------  -----------
Passenger Count                                     70,213         73,741       (3,528)

Number of Cruises                                      175            182           (7)

Average Number of Passengers per Cruise                401            405           (4)


Net Revenue per Passenger                    $      120.80 $       114.12  $      6.68

Operating Revenue:

     Gaming                                  $   7,213,088 $    7,095,835  $   117,253

     Fare                                        2,088,912      2,083,435        5,477

     On Board                                    1,025,472      1,031,555       (6,083)

     Less: Promotional Allowances

     Fare                                       (1,334,388)    (1,290,525)     (43,863)

     On Board                                     (511,658)      (505,226)      (6,432)
                                               ------------ --------------  -----------
     Net Operating Revenue                       8,481,426      8,415,074       66,352
                                               ------------ --------------  -----------
Operating Costs and Expenses:

     Gaming                                      2,291,657      2,316,966      (25,309)

     Fare                                        1,014,790      1,018,526       (3,736)

     On Board                                      248,762        236,773       11,989

     Maritime and Legal Expenses                 1,715,709      1,746,367      (30,658)

     General and Administrative Expenses         1,133,545        934,462      199,083

     Interest and Financing Fees                   576,604        696,585     (119,981)

     Professional Fees - Bankruptcy                      -         11,780      (11,780)

     Depreciation and Amortization                 468,638        221,774      246,864
                                               ------------ --------------  -----------
     Total Operating Costs and Expenses          7,449,705      7,183,233      266,472
                                               ------------ --------------  -----------
           Income Before Income Tax Expense  $   1,031,721 $    1,231,841  $  (200,120)
                                               ============ ==============  ===========

Results of Operations for the Years Ended June 30, 2004 and 2003

       Consolidated

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

       Total expenses before income taxes for the comparable periods increased $2,302,305 or 9% from $23,742,058 for the year ended June 30, 2003 to
$26,044,363 for the year ended June 30, 2004 primarily as a result of the increase in the number of passengers of 4.5% which increased operating costs, increases in sales and marketing expenses associated with increased passenger counts. Income before taxes from operation of the vessel for the year ended June 30, 2004 was $6,557,033 as compared to $7,338,863 for the year ended June 30, 2003. The ship completed 702 cruises as compared to 709 cruises during the corresponding period last year. During the year ended June 30, 2004 the vessel was placed in wet dock for six (6) days.

       The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the years ended June 30, 2004 and 2003:

                                                     Years Ended
                                                       June 30,
                                              ------------------------
           Description                           2004          2003         Change
-----------------------------------           -----------  ------------  ------------
Passenger Count                                   274,266       262,346        11,920

Number of Cruises                                     702           709            (7)

Average Number of Passengers per Cruise               391           370            21

Net Revenue per Passenger                   $      118.87  $     118.47  $       0.40

Operating Revenue:

        Gaming                              $  27,528,631  $ 26,354,930  $  1,173,701

        Fare                                    7,860,536     7,676,510       184,026

        On Board                                3,666,320     3,280,563       385,757

        Less: Promotional Allowances

        Fare                                   (4,709,354)   (4,724,444)       15,090

        On Board                               (1,744,737)   (1,506,638)     (238,099)
                                              ------------ -------------  ------------
        Net Operating Revenue                  32,601,396    31,080,921     1,520,475
                                              ------------ -------------  ------------
Operating Costs and Expenses:

        Gaming                                  8,805,157     7,889,140       916,017

        Fare                                    3,546,153     3,171,856       374,297

        On Board                                  925,980       849,022        76,958

        Maritime and Legal Expenses             6,796,486     5,960,421       836,065

        General and Administrative              3,738,114     3,732,126         5,988
        Expenses

        Interest and Financing Fees             1,109,221     1,063,646        45,575

        Professional Fees - Bankruptcy            400,538       841,348      (440,810)

        Depreciation and Amortization             722,714       234,499       488,215
                                              ------------ -------------  ------------
        Total Operating Costs and Expenses     26,044,363    23,742,058     2,302,305
                                              ------------ -------------  ------------
          Income Before Income Tax Expense  $   6,557,033  $  7,338,863  $   (781,830)
                                              ============ =============  ============

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

       The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three months ended June 30, 2004 and 2003:

                                                 Three Months Ended
                                                     June 30,
                                             --------------------------
            Description                         2004           2003         Change
-----------------------------------------   ------------  -------------  -------------
Passenger Count                                   73,741         71,959          1,782

Number of Cruises                                    182            182              0

Average Number of Passengers per Cruise              405            396              9

Net Revenue per Passenger                  $      114.12         127.44  $      (13.32)

Operating Revenue:

       Gaming                              $   7,095,835      7,857,455  $    (761,620)

       Fare                                    2,083,435      2,077,412          6,023

       On Board                                1,031,555        946,831         84,724

       Less: Promotional Allowances

       Fare                                   (1,290,525)    (1,243,497)       (47,028)

       On Board                                 (505,226)      (467,874)       (37,352)
                                             ------------  -------------  -------------
       Net Operating Revenue                   8,415,074      9,170,327       (755,253)
                                             ------------  -------------  -------------
Operating Costs and Expenses:

       Gaming                                  2,316,966      2,109,205        207,761

       Fare                                    1,018,526        788,895        229,631

       On Board                                  236,773        231,210          5,563

       Maritime and Legal Expenses             1,746,367      1,513,867        232,500

       General and Administrative                934,462        990,835        (56,373)
       Expenses

       Interest and Financing Fees               696,585        297,102        399,483

       Professional Fees - Bankruptcy             11,780        541,218       (529,438)

       Depreciation and Amortization             221,774         86,646        135,128
                                             ------------  -------------  -------------
       Total Operating Costs and Expenses      7,183,233      6,558,978        624,255
                                             ------------  -------------  -------------
         Income Before Income Tax Expense  $   1,231,841      2,611,349  $  (1,379,508)
                                             ============  =============  =============

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

       Substantially all of our revenues are currently derived from our operation of the M/V Palm Beach Princess. Certain of our operating costs, including the charter fee payable to the vessel's owner, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover such expenses. While we have generated sufficient revenues from the M/V Palm Beach Princess to pay its expenses, there is no guarantee that we will be able to continue to cover operating expenses of that business as well as the new increased monthly debt service and charter payments associated with the PDS Transaction and our failure to do so could have materially adverse consequences. (See Item 7, Liquidity and Capital Resources section above)

       The Palm Beach Princess is scheduled to be placed in dry dock on October 17, 2005. At the time this work was scheduled, the Company had anticipated that the Big Easy would be in operation. Due to the delays in commencing Big Easy operation, it is possible that the Company will not have any vessel operating during the Palm Beach Princess dry dock period scheduled for approximately one week.

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

       In general, gaming activities include traditional land-based casinos, dockside gaming, casino gaming on Indian land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai-alai and sports bookmaking. Our operations compete with all of these forms of gaming and will compete with any new forms of gaming that may be legalized in the future, as well as with other types of entertainment. Over the past few years, there has been an attempt to legalize gaming throughout the state of Florida. While this movement has only been successful in Broward County, it is likely that the gaming industry will continue to pursue legalization of gaming in Florida, and we believe that the legalization of gaming in Florida would have a material adverse impact on our operations. In addition, we are also subject to competition from other gaming establishments in other jurisdictions, including but not limited to Atlantic City, New Jersey, Las Vegas, Nevada, the Bahamas, and riverboat gambling on the Mississippi river. Such competition could adversely affect our ability to compete for new gaming opportunities and to maintain revenues.

       On March 8, 2005 the citizens of Broward County approved a referendum that will amend Florida's constitution to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County in which we conduct operations. The referendum approved for Broward
County in March 2005 also sought approval for Miami-Dade County. However, approval for Miami-Dade County was defeated at that time. Neither the timing of the installation of the slot machines, nor the impact to our Company, can be predicted at this time. To date, the Florida legislature has not enacted necessary enabling legislation to regulate the operation of slot machines approved by the Broward County referendum.

We are potentially subject to new gaming laws, regulations and taxes.

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

       The M/V Palm Beach Princess and any other vessels which we may operate in the future must comply with various international and U.S. Coast Guard requirements as to ship design, on-board facilities, equipment, personnel and general safety. An inability to maintain compliance with such regulations could force us to incur additional costs to retain compliance or require us to buy new vessels. In addition, we are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, the Clean Water Act, and other environmental rules and regulations. The coverage and compliance costs associated with such laws, regulations and ordinances may result in future additional costs to our operations.

We rely on patrons primarily from Florida and tourists from the Northeastern United States.

       We derive a substantial portion of our revenues from patrons from the southern and central portions of Florida as well as from tourists visiting Florida from other parts of the United States, particularly the Northeast. Adverse economic conditions in any of these markets, or the failure of our vessel to continue to attract customers from these geographic markets as a result of increased competition in such markets, or other factors such as the terrorist attacks which may lead to a decline in tourist travel, could have a material adverse effect on our operating results. Conditions and other factors beyond our control include:

       o      competition from other amusement properties,

       o changes in regional and local population and disposable income composition,

       o seasonality, changes or cancellations in local tourism, athletic or cultural events,

       o changes in travel patterns or preferences which may be affected by increases in gasoline prices,

       o changes in airline schedules and fares, strikes and weather patterns,

       o and our need to make renovations, refurbishments and improvements to our vessel.

Weather and other conditions could seriously disrupt our operations.

       Our gaming operations are subject to unique risks, including loss of service because of casualty, mechanical failure, extended or extraordinary maintenance requirements, flood, hurricane or other severe weather conditions. Our vessel faces additional risks from its movement and the movement of other vessels on waterways. Palm Beach, Florida is subject to severe storms, hurricanes and occasional flooding. As a result of such weather conditions, as well as the ordinary or extraordinary maintenance requirements of our vessel, if we are unable to operate our vessel, our results of operations will be harmed. During the first quarter of Fiscal 2005 our operating business was adversely affected by four hurricanes passing over or near Florida. We suffered materially from the direct effects of hurricanes "Frances" and "Jeanne" that left the area without power, resulting in curfews and limited food, water and life resources. These two storms caused the evacuation of the population in our area, and the four storms further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. Our daily cruises were cancelled during the period of time that the hurricanes threatened the area and for short periods thereafter. The loss of our vessel from service for any period of time has adversely effected and could in the future adversely affect our revenues. During the first quarter of Fiscal 2006, we cancelled only 6 cruises as a consequence of bad weather including Hurricanes "Katrina" and "Rita".

We depend on our management to execute our business plan.

       Our success is dependent upon the efforts of our current management, in particular that of our President and Chief Executive Officer, Francis W. Murray. Since the business of gaming has expanded significantly over the past few years, competition for qualified employees will be intense. There is no assurance that such persons can be retained or readily replaced, and there is no assurance that we will be able to continue to add qualified personnel as required. The loss of the services of any of our executive officers could adversely affect our business. We do not have key man life insurance policies on Francis W. Murray or Francis X. Murray.

We experience quarterly fluctuations in operating results.

       Our quarterly operating results are expected to fluctuate significantly because of seasonality and other factors. We expect to generate the majority of our income during our third and fourth fiscal quarters ending March 31 and June 30.

Our stock price faces volatility as a result of a number of factors.

       The market price of our stock is dependent upon future operating results, and therefore, is highly dependent on specific developments including, but not limited to defeat of relevant gaming legislation or related initiatives, weather patterns, and the general vibrancy of the economy and the Florida tourism industry. Announcements concerning legislation approving or defeating gaming legislation, various governmental actions, developments in the gaming industry generally, announcements by our competition, weather patterns. Other general economic matters or tourism industry may have a significant impact on the market price of our common stock and the issuance of additional common shares or the exercise of options for common shares which would dilute our earnings on a per share basis.

Delays, cost overruns in readying the Big Easy and disruptions in integrating and managing the Big Easy operations.

       We have a capitalized lease value of approximately $24.3 million on the Big Easy. We are committed to refurbishing, refitting and placing into service the Big Easy vessel. (See Item 7, "Liquidity and Capital Resources.") We are dependent upon operating revenues to pay the operating costs, vessel and equipment lease costs. Delays in commencing Big Easy operations have adversely affected and may continue to adversely affect our cash flow. We could face significant challenges in managing and integrating the combined operations of the Big Easy and the Palm Beach Princess and any other properties we may acquire. The integration of the Big Easy operation will require dedication of management resources that may temporarily divert attention from our day-to-day business. Additionally we plan to operate the Big Easy from the same port location as the Palm Beach Princess. It is possible that competition from each vessel will have an adverse effect on the operation of the other vessel.

Our vessels are subject to the provisions of the International Convention on Safety of Life at Sea as Amended ("SOLAS 74"), which will require substantial capital expenses in the future.

       Our vessels are subject to the provisions of the International Convention on Safety of Life at Sea as Amended ("SOLAS 74"), which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service. The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards. The Amendments are applicable to all passenger ships engaged in international service, including retroactively those ships such as the Palm Beach Princess that were built prior to 1980. Under the terms of the Amendments, full compliance by older ships with SOLAS 74 standards is to be phased in and implemented over the years and completed no later than October 1, 2010. The Palm Beach Princess, in compliance with the SOLAS 74 requirements to date, has previously completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments, most notably being requirements that no combustible material be used in ships' structures and that certain other interior structure and space standards be met. The precise nature and scope of necessary work will be determined in conjunction with the ship's classification society, Det norske Veritas. To accomplish such work may entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost.

       The Bareboat Charter and Option to Purchase Agreement for the Palm Beach Princess permits us to purchase the vessel for $17.5 million at the end of the charter period on July 1, 2009. We will be allowed credits for the payments made on the PDS lease of $14.0 million, provided such payments are made and credits of up to approximately $7.2 million against the purchase of the Palm Beach Princess. (However, use of the $7.2 million as a credit toward the Palm Beach Princess purchase would decrease the credit allowed for the purchase of the Big Easy since the $7.2 million credit can be used for the purchase of either vessel) We will need to make a determination if it will be economically feasible to purchase the Palm Beach Princess at the end of the charter period considering the costs which may be involved in readying the vessel for "SOLAS" requirements.

Compliance  with  changing   regulation  of  corporate   governance  and  public
disclosure may result in additional expenses and compliance risks.

       New or changing laws and regulations relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations are creating uncertainty for companies. These new or changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, recent issuance and/or lack of guidance. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty and higher costs regarding compliance matters. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses. A failure to comply with any of these new laws or regulations, including Section 404 of the Sarbanes-Oxley Act of 2002, could have a materially adverse effect on the company.

We are subject to environmental laws and potential exposure to environmental liabilities.

       We are subject to various international, federal, state and local environmental laws and regulations that govern the operations of our company and our ships, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action or environmental clean up, penalties, or the imposition of other liabilities or restrictions.

       With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code and a continued shortage of funds due to the Big Easy start up expenses. At this time we are unable to predict the effects that such delays have caused, but it is likely that some retesting of the wells may be necessary.

We have a significant amount of indebtedness that we must service, which may impact our financial condition and results of operations.

       After the completion of our refinancing in June 2005, we now have $29.3 million of indebtedness outstanding. We may incur additional indebtedness in the future. Our level of indebtedness will have several significant effects on our future operations, including the following:

       o we will be required to use a portion of our cash flow from operations for the payment of any principal or interest due on our outstanding indebtedness;

       o our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and

       o the level of our outstanding debt may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

       General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

       o      seek additional financing in the debt or equity markets;

       o      refinance or restructure all or a portion of our indebtedness;

       o      sell selected assets; or

       o      reduce or delay planned capital expenditures.

       These measures might not be sufficient to enable us to service our indebtedness. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms.

We may need to raise substantial additional capital to fund our operations in the future, and we do not have any future commitments for capital.

       We are incurring losses from operations due to the start-up costs of the Big Easy, have limited capital resources, and do not have access to a line of credit or other debt facility. We expect to continue incurring losses until the Big Easy is placed into service. Although we expect the Big Easy to commence operations by the end of 2005, we can provide no assurance that this time frame will be met. We may need additional capital in the future to execute our business strategy, and if we are unsuccessful in raising such additional capital we may be unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the interests of our stockholders would be subordinated to the interests of our debt holders and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our current stockholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may be required to sell assets or cease business operations.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

       Our vessels use significant amounts of fuel and other forms of energy. While no shortages of energy have been experienced, the recent increases in the cost of fuel in the United States will negatively affect our results of operations. In addition, energy and fuel price increases could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our vessels, which would negatively impact our revenues. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, and this impact could be material.

Economic downturns, as well as other factors affecting discretionary consumer spending, could reduce the number of our visitors or the amount of money visitors spend on our vessels.

       The strength and profitability of our business depends on consumer demand for cruise trips and gaming in general and for the type of amenities we offer. Changes in consumer preferences or discretionary consumer spending could harm our business.

       During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities we offer on our vessels are discretionary expenditures, and participation in these activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.

       The terrorist attacks which occurred on September 11, 2001, the potential for future terrorist attacks had and may again have a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. Leisure travel remains particularly susceptible to global geopolitical events. Many of the customers of our vessels travel by air, and the cost and availability of air service can affect our business. We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations.

Provisions in our charter documents could prevent or delay stockholders' attempts to replace or remove current management.

       Our charter documents provide that our Board of Directors is authorized to issue "blank check" preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay or prevent a change in our control.

       The ability to issue "blank check" preferred stock is a traditional anti-takeover measure. These provisions in our charter documents make it difficult for a majority stockholder to gain control of the Board of Directors and of our company. These provisions may be beneficial to our management and our Board of Directors in a hostile tender offer and may have an adverse impact on stockholders who may want to participate in such a tender offer, or who may want to replace some or all of the members of our Board of Directors.

Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business.

       Our bylaws provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business, thereby affecting our ability to attain or maintain profitability.

There is a limited public trading market for our common stock.

       There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

       Not Applicable


Item 8. Financial Statements and Supplemental Data.


       INDEX TO FINANCIAL STATEMENTS


           Report of Registered Independent Public Accountants ..........34
           Balance Sheets................................................35
           Statements of Operations .....................................37
           Statements of Stockholders' Equity ...........................38
           Statements of Cash Flow ......................................39

          REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Wilmington, Delaware


       We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

       We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of June 30, 2005 and 2004 and the results of their operations and their cash flows for the three years ended June 30, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.



              STOCKTON BATES, LLP



Philadelphia, Pennsylvania
September 8, 2005

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2005 AND 2004

                                     ASSETS


                                                             June 30,
                                                   -----------------------------
                                                       2005             2004
                                                   ------------     ------------
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   1,204,384    $   7,508,632
  Accounts Receivable                                1,879,088          223,411
  Prepaid Expenses                                   1,392,315          738,504
  Other Current Assets                                 443,481          153,625
  Assets of Discontinued Operations                    401,747          400,835
                                                   ------------     ------------
  TOTAL CURRENT ASSETS                               5,321,015        9,025,007
                                                   ------------     ------------


VESSELS, EQUIPMENT & LIVESTOCK:
  Vessel - Palm Beach Princess -
    under Capital Lease                             17,500,000                -
  Equipment                                          3,118,284        2,217,322
  Leasehold Improvements - Port of Palm Beach          987,267          913,394
  Livestock                                            328,247                -
  Vessel Not Placed in Service - Big Easy -
    under Capital Lease                             24,318,989                -
  Vessel Not Placed in Service - Royal Star          2,971,141        1,321,494
                                                   ------------     ------------
                                                    49,223,928        4,452,210
  LESS: Accumulated Depreciation and Amortization    2,625,763          916,186
                                                   ------------     ------------
  TOTAL VESSELS, EQUIPMENT & LIVESTOCK- NET         46,598,165        3,536,024
                                                   ------------     ------------



OTHER ASSETS:
  Notes Receivable                                  14,278,651       14,778,651
  Mortgage Contract Receivable - Related Party               -       13,750,000
  Vessel Deposits - Related Parties                 10,228,758                -
  Deposits and Other Assets - Related Parties        4,482,171        8,410,940
  Deposits and Other Assets - Non-Related Parties    1,435,923          334,975
  Spare Parts Inventory                              1,018,982          978,119
                                                   ------------     ------------
  TOTAL OTHER ASSETS                                31,444,485       38,252,685
                                                   ------------     ------------


TOTAL ASSETS                                     $  83,363,665    $  50,813,716
                                                   ============     ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2005 AND 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               June 30,
                                                     --------------------------
                                                        2005           2004
                                                     -----------   ------------

CURRENT LIABILITIES:
   Accounts Payable                                 $  5,505,374   $  1,104,721
   Accrued Expenses                                    2,710,584      2,169,197
   Short-Term Debt                                     1,090,479      4,186,012
   Vessel Lease Payable - Current Portion              5,020,136              -
   Current Advances From Related Parties               2,983,271              -
   Deferred Interest - Short-Term                        497,685        514,440
   Short-Term Debt - Related Parties                     196,164        183,164
   Liabilities of Discontinued Operations                401,000        310,798
                                                     -----------    -----------
   TOTAL CURRENT LIABILITIES                          18,404,693      8,468,332
                                                     -----------    -----------

LONG-TERM LIABILITIES:
  Vessel Lease Payable - Long Term Portion            29,530,585              -
  Long-Term Debt - Net of Current Portion              2,683,432      4,095,827
  Deferred Interest - Long-Term                        1,501,185      1,957,920
  Long-Term Advances From Related Parties                 98,099        285,649
                                                     -----------    -----------
  TOTAL LONG-TERM LIABILITIES                         33,813,301      6,339,396
                                                     -----------    -----------

DEFERRED INCOME                                        1,595,220      5,439,951

COMMITMENTS AND CONTINGENCIES                                  -              -


STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $100 Par Value,
  Authorized 500,000 Shares, 362,844 and 362,489
  Issued and Outstanding, respectively                36,284,375     36,248,875
  Common Stock, $2 Par Value, Authorized 25,000,000
   Shares, Issued, 11,482,564 and 11,480,279,
   respectively, and Outstanding, 10,567,487 and
   7,802,134, respectively                            22,965,125     22,960,557
  Capital in Excess of Par                            20,112,328     20,191,982
  (Deficit) (subsequent to June 30, 1993,
  date of quasi-reorganization)                      (49,352,173)   (46,989,638)
                                                     -----------    -----------
                                                      30,009,655     32,411,776
  LESS:
  Treasury Stock, 915,077 and 3,678,146 Shares,
  respectively, at Cost                                 (457,538)    (1,839,073)
  Deferred Compensation, Net                              (1,666)        (6,666)
                                                     -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                          29,550,451     30,566,037
                                                     -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  83,363,665   $ 50,813,716
                                                     ===========    ===========


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                            June 30,
                                                       -----------------------------------------------
                                                           2005              2004             2003
                                                       -------------     ------------     ------------
OPERATING REVENUES:
  Gaming                                             $   27,350,154    $  27,528,631    $  26,354,929
  Fare                                                    2,999,130        3,151,182        2,952,066
  On Board                                                2,003,746        1,921,583        1,773,926
  Other                                                     420,217          360,843          209,678
                                                       -------------     ------------     ------------
      NET OPERATING REVENUES                             32,773,247       32,962,239       31,290,599
                                                       -------------     ------------     ------------

OPERATING COSTS AND EXPENSES:
  Gaming                                                  9,136,981        8,805,157        7,889,140
  Fare                                                    4,310,927        3,868,705        3,381,534
  On Board                                                  987,397          925,980          849,022
  Maritime & Legal Expenses                               6,421,129        6,796,486        5,960,421
  General & Administrative Expenses                       3,007,640        3,722,984        4,121,811
  General & Administrative Expenses - Parent              1,976,507        1,655,378        1,452,047
  Ship Development Costs - Big Easy                       5,011,756                -                -
  Ship Development Costs - Royal Star                       284,257                -                -
  Equine Costs                                              447,989                -                -
  Development Costs - Other                                 970,836          700,580          306,952
  Depreciation & Amortization                             1,994,507          739,871          254,082
  ITG Vegas Bankruptcy Costs                                      -          417,454          841,348
                                                       -------------     ------------     ------------
      TOTAL OPERATING COSTS AND EXPENSES                 34,549,926       27,632,595       25,056,357
                                                       -------------     ------------     ------------

OPERATING INCOME (LOSS)                                  (1,776,679)       5,329,644        6,234,242
                                                       -------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest and Financing Expenses                        (2,518,214)      (2,232,119)      (1,334,463)
  Interest and Financing Expenses - Related Party        (1,327,674)         (15,873)          (4,186)
  (Loss) on Impairment of Note Receivable                  (500,000)     (10,000,000)               -
  Interest Income                                            11,988           79,320           81,039
  Interest Income Related Parties                           292,583          247,785          342,226
  Other Income                                                7,961           19,713           60,468
                                                       -------------     ------------     ------------
      TOTAL OTHER INCOME (EXPENSE)                       (4,033,356)     (11,901,174)        (854,916)
                                                       -------------     ------------     ------------

INCOME (LOSS) BEFORE TAX PROVISION
AND EXTRAORDINARY ITEM                                   (5,810,035)      (6,571,530)       5,379,326
  Income Tax Expense                                         90,000          228,500          145,500
                                                       -------------     ------------     ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  (5,900,035)      (6,800,030)       5,233,826

EXTRAORDINARY ITEM -  Fees charged to related
  parties for Master Settlement Agreement ( Note 12).     4,000,000                -                -
                                                       -------------     ------------     ------------

NET INCOME (LOSS)                                    $   (1,900,035)   $  (6,800,030)   $   5,233,826
                                                       =============     ============     ============


NET BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE $        (0.18)   $       (0.86)   $        0.54
                                                       =============     ============     ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - Basic and Diluted                 10,303,942        7,933,691        9,720,275
                                                       ==============    ============     ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                           Preferred                     Common
                                                  ---------------------------  ----------------------------
                                                    Number of                     Number of
                                                     Shares         Amount         Shares         Amount
                                                  -------------  ------------  --------------  ------------
BALANCE - JUNE 30, 2002                                362,488 $  36,248,775      11,480,275   $ 22,960,549

Purchase of Shares for Treasury in connection
 with REB Trustee                                            -             -               -             -
Shares Issued for Fractional Exchanges With
 Respect to the One-for-twenty Reverse Stock
 Split effected on March 13, 1992                            1           100               3             6
Amortization of Deferred Compensation Costs                  -             -               -             -
Net Income for the Year Ended June 30, 2003                  -             -               -             -
                                                  -------------  ------------  -------------- ------------
BALANCE - JUNE 30, 2003                                362,489 $  36,248,875      11,480,278  $ 22,960,555

Purchase of Shares for Treasury in connection
 with REB Trustee                                            -             -               -             -
Shares Issued for Fractional Exchanges With
 Respect to the One-for-twenty Reverse Stock
 Split effected on March 13, 1992                            -             -               1             2
Amortization of Deferred Compensation Costs                  -             -               -             -
Net (Loss) for the Year Ended June 30, 2004                  -             -               -             -
                                                  -------------  ------------  -------------- ------------
BALANCE - JUNE 30, 2004                                362,489 $  36,248,875      11,480,279  $ 22,960,557

Shares Issued for Fractional Exchanges With
 Respect to the One-for-twenty Reverse Stock
 Split effected on March 13, 1992                          355        35,500           2,285         4,568
   Shares Issued for Options Exercised                       -             -               -             -
   Options Issued at Less than Treasury Stock Cost           -             -               -             -
   Cost of New Stock to be Issued                            -             -               -             -
   Amortization of Deferred Compensation Costs               -             -               -             -
Net (Loss) for the Year Ended June 30, 2005                  -             -               -             -
                                                  -------------  ------------  -------------- ------------
BALANCE - JUNE 30, 2005                                362,844 $  36,284,375      11,482,564  $ 22,965,125
                                                  =============  ============  ============== ============

                                                      Capital                        Treasury    Deferred
                                                     in Excess                         Stock      Compen-
                                                       of Par         (Deficit)       At Cost      sation        Total
                                                  ---------------  --------------    ----------  ---------     ----------
BALANCE - JUNE 30, 2002                           $    20,192,090  $  (45,423,434) $          -  $ (16,667)  $ 33,961,313

Purchase of Shares for Treasury in connection
 with REB Trustee                                               -               -    (1,614,073)         -     (1,614,073)
Shares Issued for Fractional Exchanges With
 Respect to the One-for-twenty Reverse Stock
 Split effected on March 13, 1992                            (106)              -             -          -              -
Amortization of Deferred Compensation Costs                     -               -             -      5,001          5,001
Net Income for the Year Ended June 30, 2003                     -       5,233,826             -          -      5,233,826
                                                  ---------------  --------------    ----------  ---------     ----------
BALANCE - JUNE 30, 2003                           $    20,191,984  $  (40,189,608) $ (1,614,073) $ (11,666)  $ 37,586,067

Purchase of Shares for Treasury in connection
 with REB Trustee                                               -               -      (225,000)         -       (225,000)
Shares Issued for Fractional Exchanges With
 Respect to the One-for-twenty Reverse Stock
 Split effected on March 13, 1992                              (2)              -             -          -              -
Amortization of Deferred Compensation Costs                     -               -             -      5,000          5,000
Net (Loss) for the Year Ended June 30, 2004                     -      (6,800,030)            -          -     (6,800,030)
                                                  ---------------  --------------    ----------  ---------     ----------
BALANCE - JUNE 30, 2004                           $    20,191,982  $  (46,989,638) $ (1,839,073) $  (6,666)  $ 30,566,037

Shares Issued for Fractional Exchanges With
 Respect to the One-for-twenty Reverse Stock
 Split effected on March 13, 1992                         (40,068)              -             -          -              -
   Shares Issued for Options Granted                            -               -       919,035          -        919,035
   Options Issued at Less than Treasury Stock Cost              -        (462,500)      462,500          -              -
   Cost of New Stock to be Issued                         (39,586)              -             -          -        (39,586)
   Amortization of Deferred Compensation Costs                  -               -             -      5,000          5,000
Net (Loss) for the Year Ended June 30, 2005                     -      (1,900,035)            -          -     (1,900,035)
                                                  ---------------  --------------    ----------  ---------     ----------
BALANCE - JUNE 30, 2005                           $    20,112,328  $  (49,352,173)  $  (457,538) $  (1,666)  $ 29,550,451
                                                  ===============  ==============   ===========  =========   ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                              June 30,
                                                            ---------------------------------------------
                                                                2005             2004            2003
                                                            ------------     ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS       $  (1,900,035)   $  (6,800,030)   $  5,233,826
       Adjustments to reconcile income(loss) to net
        cash (used in) provided by operating activities:
           Depreciation and Amortization                      1,994,507          739,871         254,082
           Impairment of Note                                   500,000       10,000,000               -
           Increase in Deferred Income                          155,269                -               -
           (Decrease) in Deferred Income -
               Related Parties                               (4,000,000)               -               -
           Changes in Operating Assets and Liabilities -
             (Increase) in Accounts Receivable               (1,655,672)         (29,720)       (156,010)
             (Increase) Decrease in Other Assets               (289,856)         337,454          21,247
             (Increase) in Prepaid Expenses                    (653,812)         (26,088)       (297,773)
              Increase (Decrease) in Accounts Payable
               and Accrued Expenses                           5,124,345       (1,331,785)      2,217,821
                                                            ------------     ------------     -----------
       CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
          BEFORE DISCONTINUED OPERATIONS                       (725,254)       2,889,702       7,273,193
       CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES        90,202            9,600          14,939
                                                            ------------     ------------     -----------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (635,052)       2,899,302       7,288,132
                                                            ------------     ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase and Improvements of Big Easy - Related Party   (13,248,786)               -               -
    Purchase and Improvements of Royal Star                  (1,649,647)      (1,321,494)
    Security Deposit on New Bare Boat Charter -
      Related Party PBMC                                              -         (880,782)              -
    Refunds and (Deposits) on Purchase of  Vessels                    -          300,000        (800,000)
    Purchase Options in Big Easy - Related Party             (2,973,575)               -               -
    Investment in Port Lease                                          -                -        (250,000)
    Note Receivable Collected - Related Party                 2,600,749
    Advances Collected -  Related Party                       1,128,268                -               -
    Livestock Expenditures                                     (328,247)               -               -
    Capital Expenditures                                       (905,980)        (925,346)     (1,363,809)
    (Increase) Decrease in Other Investment Activity           (435,787)         (99,735)        314,846
    (Increase) in Other Investment Activity -
      Related Parties                                                 -         (712,362)              -
                                                            ------------     ------------     -----------
       NET CASH (USED IN) INVESTING ACTIVITIES              (15,813,005)      (3,639,719)     (2,098,963)
                                                            ------------     ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Funds Received from PDS Notes                            10,829,417                -               -
    Funds Received from Related Parties                       2,651,558                -               -
    Funds Received on Refinance of Note                               -        7,800,000               -
    Proceeds from Related Party Loans                                 -                -         183,164
    Proceeds from Bank Financing                                      -                -         200,000
    Financing Costs                                          (1,120,240)               -               -
    Principal Payment on Stock Purchase Note                 (1,241,669)               -               -
    Principal Payments on Short Term Notes                     (240,960)      (5,099,519)       (248,144)
    Principal Payments on Long Term Notes                      (733,385)               -               -
    Principal Payments on Long Term Debt -
      Related Parties                                                 -         (574,022)              -
    Decrease in Balances Due to/From Discontinued
      Subsidiaries                                               89,290            8,550          17,783
                                                            ------------     ------------     -----------
       CASH PROVIDED BY FINANCING ACTIVITIES
          BEFORE DISCONTINUED FINANCING ACTIVITIES           10,234,011        2,135,009         152,803
       CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES         (89,290)          (8,550)        (17,783)
                                                            ------------     ------------     -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES             10,144,721        2,126,459         135,020
                                                            ------------     ------------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (6,303,336)       1,386,042       5,324,189
      LESS CASH AND CASH EQUIVALENTS  FROM
         DISCONTINUED OPERATIONS                                   (912)          (1,050)          2,843
      CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD    7,508,632        6,123,641         796,609
                                                            ------------     ------------     -----------
       CASH AND CASH EQUIVALENTS AT END OF THE PERIOD     $   1,204,384    $   7,508,633    $  6,123,641
                                                            ============     ============     ===========
       Supplemental Disclosures of Cash Flow Information:
          Cash paid during the period for:
          Interest                                        $   6,325,962    $   1,440,262    $    412,431
          Income Taxes                                    $           -    $     256,517    $    118,983

Supplemental Schedule of Non-Cash Investing and Financing Activities:

On October 15, 2003, the Company issued a promissory note in the amount of $9,750,000, reclassified a deposit of $4,000,000 and recorded an asset of $13,750,000 to record the purchase of the Ship Mortgage Obligation associated with the Palm Beach Princess.

On October 15, 2003, the Company issued a promissory note in the amount of $225,000 to purchase an additional 450,000 shares of its Common Stock.

On June 16, 2004, the Company recorded deferred interest payable in the amount of $2,589,240 associated with the Turnberry transactions.

On July 7, 2004, the Company converted an outstanding promissory note in the amount of $6,674,782 into an investment in options to purchase two vessels, the Palm Beach Princess and the Big Easy and reclassed a deposit of $3,500,000 and recorded a vessel capital lease in the amount of $17,500,000 and liability of $14,000,000 in connection with the PDS financing.

During the fourth quarter of Fiscal 2005, the Company recorded an aggregate capital lease and related assets in the amount of $17,050,721 in connection with the Big Easy vessel.

On June 29, 2005 the Company issued 724,143 Common Stock to Francis W. Murray to reimburse him for his personal tax concequences in connection with the PDS transactions.

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

       Using the funding provided by the PDS Transactions (see Note 2) and working capital, our subsidiary, ITG Palm Beach, LLC ("ITGPB") began making alterations, retrofits and improvements to the Empress II (subsequently renamed the Big Easy) in our second fiscal quarter (ended December 31, 2004) to prepare it for use as a casino cruise ship. It is anticipated that the Big Easy will begin passenger service from the Port of Palm Beach, Florida on October 16, 2005. The ship's reconstruction and refurbishment was completed in April, 2005, and we are continuing to pursue certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. Although the Alternative Compliance Program certification procedure is less complex and time consuming than regular Coast Guard certification, it is nevertheless a rigorous process involving the jurisdiction of at least four separate departments of the United States Coast Guard and the ship's classification society, Lloyd's Register. During the year ended June 30, 2005, the Company incurred approximately $5,000,000 of start up costs which, according to the appropriate accounting pronouncement, have been expensed as they have been incurred.

       During the first quarter of Fiscal 2005, we re-entered the equine business. We currently own 55 horses, a share of 15 horses, and lease 2 other horses, all of different ages. Several are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive after completion of training.

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

       (E) Accounting Periods - ITG Vegas ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days in each quarter. Periodically, this system necessitates a 14 week quarter which results in a 53 week year. The quarter ending March 31, 2005 was such a quarter and the Company's current fiscal year includes a 53 week year for its subsidiary, ITG Vegas, Inc.

       (F) Spare Parts Inventory - Spare parts inventory consists of operating supplies, maintenance materials and spare parts. The inventories are carried at cost. It is necessary that these parts be readily available so that the daily cruise operations are not cancelled due to mechanical failures. The inventory was purchased from Palm Beach Maritime Corporation ("PBMC") at a time when we were operating the Palm Beach Princess under a bare boat charter with PBMC. PBMC is owned by Mr. Francis W. Murray. Fair value of this inventory was determined by actual invoice prices and estimates made by the Palm Beach Princess engineers.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (G) Livestock - Livestock consists of thoroughbred horses and the assets are stated at the lower of cost or market. Costs of maintaining horses and other direct horse related costs are expensed in the period incurred. Stud fees are capitalized and become the basis of the resulting foal.

       (H) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense includes the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the year ended June 30, 2005, 2004 and 2003, the amortized expense was $176,828, $125,179 and $55,650, respectively.

       As a result of the PDS transactions (see Footnote 2) we are leasing the vessel M/V Palm Beach Princess under a Capital lease arrangement. The Company began depreciating the M/V Palm Beach Princess during our current fiscal year. Financing fees in connection with the PDS financings, are being amortized over the life of the loans. For the year ended June 30, 2005 the amortized expense associated with these finance costs were $362,424.

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

       (I) Net Assets of Discontinued Operations - At June 30, 2005 and 2004, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

       (J) Recent Accounting Pronouncements - In December 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and amends SFAS 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective the first interim or annual reporting period that begins after June 15, 2005, which will be for the period covered by the Company's quarterly report on Form 10-Q for the first quarter of fiscal 2006. The Company currently accounts for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. If the Company would have applied the fair value recognition provisions of SFAS 123R, it would have had a charge to earnings of $951,066 for stock-based employee compensation, net of related income taxes, for 2005. (See
Note 19 Stock-Based Compensation).

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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       (O) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 has been deferred until such time as the note receivable on the sale has been collected. In connection with the PDS Transaction we have deferred the gain on the sale of equipment of $190,863 over the term of the equipment lease. The deferred income recorded as of June 30, 2004 included fees charged to Leo Equity Group, Inc. in the amount of $3,000,000 and to Palm Beach Maritime Corp. (formerly MJQ Corp.)
in the amount of $1,000,000 in connection with the final settlement with the Brennan Trustee. These amounts were deferred until the first quarter of Fiscal 2005 when we recorded payment for these charges.

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

       (Q) Capitalized Interest - during the fiscal year ended June 30, 2005, we capitalized interest payments made under the Big Easy sublease in the amount of $1,530,197. The Company has determined that under the provisions of the Statement of Financial Accounting Standards No. 34 (FAS34) that interest payments would be capitalized until March 31, 2005 and subsequently expensed.

       (R) Goodwill - Through the purchase of Leo Equity, we purchased the assets and operations of GMO Travel which was a 100% owned subsidiary of Leo Equity. GMO Travel provides reservations and travel services for our Palm Beach Princess subsidiary and other non-ship related travel activities. Travel services for the Palm Beach Princess include reservations and travel services for its numerous foreign employees and our customers, many of which rely on air travel to reach our location. The goodwill recorded in the amount of $193,946 represents the fair value of GMO Travel based on its discounted cash flows and the synergies and cost savings gained by the Palm Beach Princess.

(2)  PDS TRANSACTIONS

       During our year ended June 30, 2005 ITB and several of its subsidiaries, along with Palm Beach Maritime Corporation ("PBMC") and Palm Beach Entertainment, Inc ("PBE"),companies owned by Francis W. Murray, completed several financial and lease transactions with PDS Gaming Corporation ("PDS"), a publicly held company located in Las Vegas, along with several of its affiliated companies. On July 7, 2004, January 5, 2005 and April 5, 2005 we closed on various transactions with PDS. On June 30, 2005 the Company and several of its subsidiaries, along with companies controlled by Francis W. Murray, borrowed $29,313,889 to refinance the approximately $27 million in existing PDS debts, with approximately $2.3 million of add-on financing being provided. During the current year we operated under the vessel and equipment leases and financing arrangements under the July 7, 2004, January 5, 2005 and April 5, 2005 transactions. Below is a summary of those transactions.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (A) On July 7, 2004 PBMC and its affiliate company, Palm Beach Empress, Inc. ("PBE"), the Company and our subsidiaries ITG Vegas and ITG Palm Beach, LLC closed on a $23 million transaction with PDS. The transactions were structured as a sale/leaseback by PBMC and PBE, although, as to $20 million of the $23 million total, it was effectively equivalent to a secured loan against the Palm Beach Princess and the Big Easy vessels. Of the $23 million, $14 million was advanced to PBMC by an affiliate of PDS as purchase price in purchasing the Palm Beach Princess. The PDS affiliate leased and chartered the Palm Beach Princess back to PBMC and PBE, which then subchartered the vessel to our subsidiary, ITG Vegas, Inc. Another $6 million of the $23 million was advanced for the benefit of PBMC and PBE for the purchase and retrofitting of the vessel Big Easy, which vessel PDS (through an affiliate) leased and chartered to PBMC and PBE, who, in turn, subchartered the Big Easy vessel to ITG Vegas, Inc. and a new wholly-owned subsidiary of ITG Vegas, ITG Palm Beach, LLC ("ITG Palm Beach"). The remaining $3 million of funding from PDS is for ITG Vegas and ITG Palm Beach's lease of gaming equipment for use on the Palm Beach Princess and Big Easy vessels.

       All of the outstanding capital stock of PBMC is owned by Francis W. Murray, our Chairman and Chief Executive Officer. PBMC owns 50% of the outstanding capital stock of PBE. The remaining 50% of the outstanding capital stock of PBE is owned by Raymond Parello and had been pledged to us to secure certain debts owed to us as described below under "Prior Operations - Sale of Las Vegas Note."

       Such sale-leaseback and ensuing subcharters accomplished our purposes of acquiring, by means of the Big Easy subcharter, a second vessel which we plan to operate from the Port of Palm Beach, and also paying off all of our indebtedness to the Brennan Trustee. We had been attempting to obtain financing for the purchase of the Big Easy for several months, but were unable to obtain financing on our own since all potential lenders required a mortgage against the Palm Beach Princess, which was owned by PBMC. PBMC was willing to utilize its vessel, the Palm Beach Princess, to obtain funds to acquire the Big Easy and then subcharter the Big Easy and Palm Beach Princess to ITG Vegas and ITG Palm Beach on a long term basis.

       The investment in and operation of the Big Easy required retiring all of our debt to the Brennan Trustee, due to the negative covenants governing our indebtedness to the Brennan Trustee. PBMC was willing to utilize proceeds from its sale of the Palm Beach Princess to pay off all of our indebtedness to the Trustee, which resulted in termination of our investment in the Ship Mortgage Obligation held by the Brennan Trustee. In its place, we (through ITG Vegas) have options to acquire the Palm Beach Princess and Big Easy vessels on terms which will credit our investment in the Ship Mortgage Obligation against the option exercise prices for the vessels.

       Sale-Leaseback of the Princess. Prior to the closing of the PDS Transaction (the "Closing"), the Palm Beach Princess was owned by PBMC. PBMC was indebted under the Ship Mortgage Obligation in a principal amount of $12,000,000 plus accrued interest, the Brennan Trustee was the holder of the Ship Mortgage Obligation, and our subsidiary, ITG Vegas, had agreed to purchase the Ship Mortgage Obligation for a purchase price of $13,750,000 (the "Purchase Obligation"). In addition, we were indebted to the Brennan Trustee in connection with our repurchase of 3,678,145 shares of our common stock (the "ITB Obligation"). As of Closing of the first PDS transaction on July 7, 2004, the aggregate outstanding amount of the Purchase Obligation and ITB Obligation was $7,916,451.71, for all of which PBMC, ITG Vegas and ITB were jointly and severally liable. At the Closing, Cruise Holdings I, LLC ("Cruise I"), a subsidiary of PDS Gaming Corporation ("PDS"), purchased the Palm Beach Princess from PBMC for $14,000,000, $7,916,451.71 of which was paid by PBMC directly to the Brennan Trustee to satisfy the Purchase Obligation and the ITB Obligation.

       Also at July 7, 2004 Cruise I entered into a Bareboat Charter and Option to Purchase (the "Princess Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Princess Master Lease") to charter and lease the Palm Beach Princess to PBMC and PBE for a period of five years. The charter hire/rent payable by PBMC and PBE was $178,500 per month for the first 12 months and $391,762.80 for the remaining term.

       The Princess Charter included an option for PBMC to purchase the Palm Beach Princess at the end of the term and is structured such that the monthly charter hire payments under the Princess Charter would reduce the purchase price for the Palm Beach Princess to zero in five years and title would automatically pass to PBMC at the end of the term of the Princess Charter.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       PBMC and PBE entered into a Sub-Bareboat Charter to charter the Palm Beach Princess to ITG Vegas and ITG Palm Beach for the same five year period. The charter hire payable by ITG Vegas and ITG Palm Beach to PBMC and PBE under the Princess Sub-Charter was $50,000 per month ($600,000 per year) plus one percent (1%) of the gross operating revenues of the Palm Beach Princess. Under the Princess Sub-Charter, PBMC granted to ITG Vegas and ITG Palm Beach an option to purchase PBMC's right to acquire the Palm Beach Princess at the end of the term, for an exercise price equal to the appraised value of the Palm Beach Princess, $17,500,000, to which certain amounts, including principal payments made by ITG Vegas on the PDS lease were to be credited against the purchase price.

       Acquisition of the Big Easy. On March 1, 2004, PBE entered into an agreement to purchase the Big Easy from Empress Joliet Corporation at a purchase price of $3,800,000. At Closing, PBE assigned to Cruise Holdings II, LLC ("Cruise II"), a subsidiary of PDS and affiliate of Cruise I, all of its rights, title and interest in and to the Big Easy Sale Agreement, and the sum of $6,000,000 was deposited in a blocked account to be used to pay costs of the alterations, retrofit and improvements of the Big Easy. Such deposit was funded to the extent of $2,880,652 by ITG Vegas.

       Also at Closing, Cruise II entered into a Bareboat Charter and Option to Purchase (the "Big Easy Charter") and a Master Lease Agreement to charter and lease the Big Easy to PBMC and PBE for a period of five years. The charter hire was $82,695 for the first 12 months and $171,702.54 for the remaining term.

       The Big Easy Charter included an option for PBE to purchase the Big Easy at the end of the term and was structured the same as the Princess Charter in that the monthly payments of charter hire under the Big Easy Charter will reduce the purchase price for the Big Easy to zero and title will automatically pass to PBE.

       PBMC and PBE also entered into a Sub-Bareboat Charter to charter the Big Easy to ITG Vegas and ITG Palm Beach for a five year period. The charter hire payable by ITG Vegas and ITG Palm Beach under the Big Easy Sub-Charter is $100,000 per month ($1.2 million per year) plus one percent (1%) of the gross operating revenues of the Big Easy. Under the Big Easy Sub-Charter, PBE granted to ITG Vegas and ITG Palm Beach an option to purchase PBE's right to acquire the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, to be determined upon the retrofitting and refurbishment of the Big Easy, to which certain amounts are to be credited.

       Lease of Gaming Equipment. At Closing, ITG Vegas and ITG Palm Beach entered into a Master Lease, together with three Lease Schedules (the "Gaming Equipment Lease"), to lease certain new and used gaming equipment from PDS for use on the two vessels. A portion of the equipment was previously owned and used by ITG Vegas on the Princess and was sold to PDS at Closing, for $500,000 and then leased back pursuant to a Gaming Master Lease. Each Schedule of the Gaming Equipment Lease had a term of three years. Aggregate rent during fiscal 2005 for all gaming equipment was approximately $1.4 million per year under this agreement. ITG Vegas and ITG Palm Beach have an option to purchase the leased equipment at the end of the term for a purchase price equal to the fair market value of the equipment at such time.

       (B) On January 5, 2005, Royal Star Entertainment, LLC ("RSE"), a wholly-owned indirect subsidiary of ITB, borrowed $2,850,000 from PDS. The Loan was evidenced by the Note and was to be repaid on January 17, 2006. Interest on the Loan was payable monthly at a rate of 10% per annum. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375, or 2.75% of the principal amount of the Note. The proceeds of the loan were used to make improvements to the vessels Royal Star and Big Easy. Also at the closing, RSE entered into an equipment lease with PDS providing for the lease by RSE of slot machines to be located on the vessel Royal Star. The term of the Lease was three years, with rental payments of $11,879 per month for the first four months and $95,351.73 for the next thirty-two months. RSE paid a closing fee of $57,020.74, and a security deposit in the amount of $95,351.73.

       (C) On April 5, 2005, ITB and certain of its subsidiaries, together with PBMC, PBE., Francis W. Murray and Francis X. Murray, executed and delivered as joint and several co-borrowers, a promissory note payable to PDS in the amount of $4,350,000. The note evidences a loan made by PDS to the Company, the proceeds of which were placed in escrow in order to obtain the release of the vessel the Big Easy from dry dock. The $4.35 million note bore interest at 20% per annum, until June 30, 2005 when it was refinanced. As further consideration to PDS, ITG Vegas, Inc. and ITG Palm Beach, LLC entered into a three-year lease

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of an additional $1.5 million of gaming equipment. Rental payments under such lease were $50,000 per month for 36 months.

       (D) On June 30, 2005, the Company, together with its subsidiaries, ITG Vegas, Inc. ("ITGV"), ITG Palm Beach, LLC ("ITGPB"), International Thoroughbred Gaming Development Corporation ("ITGD") and Riveria Beach Entertainment, LLC ("RBE") and Royal Star Entertainment, LLC ("RSE"), entered into a Loan and Security Agreement with PDS as lender, pursuant to which ITGV, RBE, RSE and ITGPB (collectively, the "Borrowers"), borrowed $29,313,889 to refinance the approximately $27 million in existing debts (whether in the form of loans, ship leases or ship charters) to PDS, with approximately $2.3 million of add-on financing being provided. The maturity of all of the new indebtedness will be July 1, 2009. Our overall annual interest rate on the new PDS loan is 15.5% until January 2006 at which time a portion of the loan presently equal to $2.8 million will increase to 20% until ITG Vegas' EBITDA exceeds $17 million on an annualized basis.

       Equipment leases taken during our fiscal year 2005 will remain the same and the terms of the equipment leases and the loans, taken in January and April will be extended until July 1, 2009.

       Effective August 1, 2005 monthly interest and principal payments are due in the amount of approximately $1,100,000 during the first 2 years, with the remaining monthly payments decreasing slightly. The terms of the new loan require the Company to maintain an EDITDA of $10.5 million for the twelve months ending January 1, 2006, increasing to $12 million for the twelve months ending October 1, 2006. If these levels are not maintained or if we should not be in compliance with other various loan covenants we will be in default of the loan.

       Under the Loan and Security Agreement signed on June 30, 2005 with PDS, upstream payments by the Borrowers to the Company are limited to $150,000 per month plus amounts of ITG Vegas' income tax savings attributted to inclusion in the Parent Company tax return. These payments can only be made provided no event of default has occurred and the Borrowers maintain an EBITDA for the vessels of $7.5 million for the nine months ending October 2, 2005, increasing to $10.5 million for the twelve months ending January 1,2006 with continual increases in EBITDA required increasing to $12 million for the twelve months ending October 1, 2006 and thereafter.

       As a condition to entering into the PDS Transaction, PDS required the Company, International Thoroughbred Gaming Development Corporation ("ITGDC"), PBMC and PBE to guaranty performance of certain of the PDS Transactions. The Company, ITGDC and PBMC and PBE entered into a Guaranty Agreement and Pledge Agreements guaranteeing the obligations of the borrowers.

       The PDS indebtedness is secured by mortgages on the Royal Star, the Big Easy and the Palm Beach Princess, an assignment of our promissory note dated November 29, 2000 made by Realen-Turnberry/Cherry Hill, LLC in favor of GSRT, LLC, in the principal amount of $10 million, and an assignment of the promissory note, dated May 1, 2002, made by OC Realty, LLC in favor of ITGV, in the principal amount of $2,021,176 and stock in certain of our subsidiaries.

       In connection with this refinancing, PBMC, an affiliate 100% owned by our Chairman and CEO, Francis W. Murray, acquired all of the membership interests of Cruise Holdings I, the owner of the casino cruise ship Palm Beach Princess, and PBE, an affiliate 50% owned by Mr. Murray, acquired all of the membership interests of Cruise Holdings II, the owner of the casino cruise ship the Big Easy. As a result, the Bareboat Charters between PBMC and Cruise I, and PBE and Cruise II, respectively, terminated, and, in place of the sub-Bareboat Charters by ITGV and ITGPB, these subsidiaries will charter the vessels from Cruise I and Cruise II under substantially the same economic terms as had applied under their previous sub-Bareboat Charters in effect on July 7, 2004.

       Funding was completed on July 18, 2005 following the satisfaction of certain conditions, including the execution, delivery and recording of ship mortgages and all other closing documents.

(3)  DESCRIPTION OF LEASING ARRANGEMENTS

       As mentioned in the footnote 2 above, the Company and several of its subsidiaries have entered into charter transactions for two vessels and lease transactions for equipment placed on three vessels.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The charter for the Palm Beach Princess, which is currently in service, has been accounted for as a capital lease. Principal payments on the Palm Beach Princess portion of the loan ($14 million) will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. Depreciation expense will be recorded for the Palm Beach Princess using an estimated useful life of 20 years. Charter hire fees of $50,000 per month plus 1% of gross revenues of the Palm Beach Princess have been accounted for as additional interest payments on the Capital lease and will be expensed as incurred. The lease for the gaming equipment currently aboard the vessels and the lease for new gaming equipment will be accounted for as an operating lease.

       The transaction described in Note 2 also included the charter of the Big Easy and a lease for gaming equipment aboard that vessel. As a result of June 30, 2005 PDS transaction, we have accounted for the Big Easy charter as a capital lease. Principal payments on the Big Easy portion of the PDS loan of $12.6 million will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. The total costs of improvements made together with the present value of the minimum lease payments were used to calculate the capitalized vessel cost. Charter hire fees of $100,000 per month plus 1% of gross revenues will be accounted for as additional payments made on the capital lease. Depreciation expense will be recorded for the Big Easy following the vessel being placed in service using an estimated useful life of 20 years. The gaming equipment lease will be accounted for as an operating lease.

       The transaction described in Note 2(B) included a lease for gaming equipment aboard the vessel, Royal Star. The gaming equipment lease will be accounted for as an operating lease.

       Vessels, plant and equipment at June 30, 2005 include the following amounts for capitalized leases:


              Vessel, Palm Beach Princess      $   17,500,000
              Vessel, Big Easy                     17,050,721
                                                  ------------
              Less: allowance for depreciation     (1,191,687)
                                                  ------------
              Capital Leases                   $   33,359,034
                                                  ============


       The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2005:

Period ending June 30,

                         2006                  $    8,507,668
                         2007                       8,989,526
                         2008                       8,981,533
                         2009                       8,972,254
                         2010                         747,224
                                                   -----------
Total minimum lease payments                   $   36,198,205
Less: amount representing interest                 (9,598,205)
                                                   -----------
Present value of net minimum lease payment     $   26,600,000
                                                   ===========

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following is a schedule of liabilities due to PDS as a result of the June 30, 2005 transaction wherein we borrowed approximately $29 million to refinance the vessel leases for vessel lease payables as shown on the Balance
Sheet:

                                                                June 30, 2005
                                                  -------------------------------------------
Vessel                                             Short-Term     Long-Term         Total
-----------------------------------------------   ------------   -------------   ------------
Palm Beach Princess                             $   2,746,465  $   11,253,535  $  14,000,000

Big Easy                                            2,273,672      10,326,328     12,600,000

Royal Star                                            401,340       2,488,660      2,890,000
                                                  ------------   -------------   ------------
Amount due to PDS for vessels                       5,421,477      24,068,523     29,490,000

Less: Royal Star Note shown in Notes
 Payable (See Note 12)                               (401,340)     (2,488,660)    (2,890,000)

Fair Market Valuation - Palm Beach Princess                 -       3,500,000      3,500,000

Capital Lease Charter Valuation - Big Easy                  -       4,450,722      4,450,722
                                                  ------------   -------------   ------------
Total Short and Long Term Vessel Leases Payable $   5,020,137  $   29,530,585  $  34,550,722
                                                  ============   =============   ============


     Operating Leases

       The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2005:

Year ending June 30,

                         2006                  $    4,106,212
                         2007                       3,292,996
                         2008                       2,463,033
                   Future payments                      4,901
                                                   -----------
Total minimum lease payments                   $    9,867,142
                                                   ===========

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

       On July 17, 2004, the Bankruptcy Court issued a final decree closing the Debtors' Chapter 11 cases.

(5)  NOTES RECEIVABLE

       (A) Second Cherry Hill Note

       A portion of the proceeds from the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas to Turnberry/Las Vegas Boulevard, LLC ("Turnberry") on May 22, 2000 was used by us to purchase a promissory note of the buyer in the face amount of $23,000,000 (the "Las Vegas Note"). The interest rate under such note was to be adjusted from time to time since the interest actually payable was to be dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners ("Distributable Cash"). After the equity investors in the buyer had received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of Distributable Cash was to be paid to us. We were to receive payments under the note equal to 33 % of all Distributable Cash until the maturity date, which was to occur on the 30th anniversary of our purchase of the note. We had the option to convert the promissory note into a 33 % equity interest in the buyer during a six month period beginning at the 15th anniversary of the issuance of the note. If not then converted, the note was to be converted into a 33 % equity interest in the buyer at the 30th anniversary of its issuance. Fair value and the collectability of this note were determined by a real estate appraisal completed in July, 2003 for a bank in anticipation of financing for Turnberry.

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

       The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that it generally is payable prior to maturity only from distributable cash of the maker. The maker under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, was delayed as a result of community opposition to certain elements of the development plan, and, while the Company believes that the development plan is now moving forward, the timing and amount of profits there also remain uncertain. The Company already holds a promissory note in the face amount of $10 million, received from the purchaser of Garden State Park in connection with the sale of such real property, which the Company expects will be fully paid in time. While the Company expects that note to be fully paid, it is not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, the Company has written down the Second Cherry Hill Note (defined above) on its books. The interest portion of the Las Vegas Note amounting to approximately $20,866,000 has never been included as income on the Company's books, therefore the interest capitalized under the Second Cherry Hill Note is not subject to a write down. The remaining portion of the Second Cherry Hill Note has been written down to $4,278,651 which resulted in an impairment charge of the new note of $12,786,589, recorded in the fourth quarter of the Company's June 30, 2004 fiscal year and additional impairment charges of $500,000 in Fiscal 2005. The Company had previously recorded deferred income of $2,786,589 on the original sale of the El Rancho property in May, 2000, which amount was used

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to reduce the impairment charge to $10,000,000 at June 30, 2004. In addition, if, before July 31, 2005, there is a sale or other disposition of the El Rancho Property, or a sale or other disposition of the entire direct or indirect interest of the owner of such property, then fifty percent (50%) of any profit in excess of $10 million realized on such sale also shall be paid to us as a mandatory prepayment of the Second Cherry Hill Note. The July 31, 2005 deadline by which a sale of the El Rancho Property would have to occur in order to trigger a possible prepayment to the Company will be extended to January 31, 2006 if a portion, but less than all, of the El Rancho Property or of the Owner's direct or indirect ownership interest is sold before July 31, 2005. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated that its share of proceeds from the sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. As of June 30, 2005 the Company recorded an additional impairment loss on this note of $500,000 because a sale did not occur prior to July 31, 2005.

       The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the Buyer, in Palm Beach Empress, Inc., representing fifty percent (50%) of the stock in that company. Palm Beach Empress, Inc. is the entity formed to acquire the Big Easy, the second vessel which is chartered to a subsidiary of the Company, and which the Company expects to operate as a casino cruise ship, similar to the operation of the casino "cruise to nowhere" business conducted by a subsidiary of the Company since April of 2001. The other fifty percent (50%) of the stock in Palm Beach Empress, Inc. is owned by PBMC, a corporation owned by Francis W. Murray, the Company's Chief Executive Officer. PBMC presently owns and charters to a subsidiary of the Company the Palm Beach Princess vessel, the operation of which is the Company's primary operating business.

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

       In the event Mr. Parello receives any dividends or other distributions on, or proceeds from any sale of, his shares in Palm Beach Empress, Inc., the same will be applied as a mandatory prepayment of the Second Cherry Hill Note.

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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

       The following items are classified as deposits and other assets - non-related parties:

                                              June 30,
                                    ---------------------------
                                        2005            2004
                                    ------------    -----------
Long-Term Prepaid Loan Costs -
 Net of amortization in the
 amount of( $362,424)            $      959,563  $          -0-

Port Lease Rights                       250,000        250,000

Other Misc. Assets                      226,360         84,975
                                    ------------    -----------
         Total                   $    1,435,923  $     334,975
                                    ============    ===========

(7)  VESSEL DEPOSITS AND DEPOSITS AND OTHER ASSETS - RELATED PARTIES

       (A) Vessel Deposits - Related Parties

       Beginning on July 7, 2004, we entered into Sub-Bareboat Charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Pursuant to our June 30, 2005 refinancing and restructuring of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value at the time of $17.5 million and for fair market value (to be determined by appraisal) in the case of the Big Easy. Once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $12.6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels, as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel, and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy which we paid, amounting to approximately $3 million, that can be applied to the purchase price of the Big Easy.

       (B) Deposits and Other Assets - Related Parties (See Note 24):

                                                               June 30,
                                                      -------------------------
                                                         2005           2004
                                                      -----------   -----------
Loans to the Ft Lauderdale Project (OC Realty, LLC)$   2,769,989  $  2,769,989

Accrued Interest on Loans to the Ft. Lauderdale
 Project (OC Realty, LLC)                              1,485,080     1,198,677

Goodwill on Purchase of GMO Travel                       193,946       193,946

Advances to PBMC                                          33,156       616,533

Note Receivable from Francis W. Murray                         -     2,600,749

Deposits on new lease for M/V Palm Beach Princess
 and the Big Easy with Palm Beach Maritime Corp.
 ("PBMC") (formerly MJQ Corp.)                                 -       880,783

Accounts Receivable from Francis W. Murray                     -        32,751

Loans to Francis W. Murray                                     -        93,000

Accounts Receivable from Frank Leo                             -        24,512
                                                      -----------   -----------
Total Deposits and Other Assets - Related Parties  $   4,482,171  $  8,410,940
                                                      ===========   ===========

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  DISCONTINUED OPERATIONS

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


       The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 2005 and 2004 consist of the following:

                                                          June 30,
                                               ------------------------------
Classified As:                                     2005              2004
                                               -------------    -------------
Current Assets                                $     401,747  $       400,835

Current Liabilities                                (401,000)        (310,798)
                                               -------------    -------------
       Net Assets of Discontinued Operations  $         747  $        90,037
                                               =============    =============

       Cash flows from discontinued operations for the years ended June 30, 2005, 2004 and 2003 consist of the following:

                                                                                 June 30,
                                                                    ---------------------------------

                                                                       2005        2004       2003
                                                                    ----------  ---------   ---------
Cash Flows From Discontinued Operating Activities:

      Income                                                      $       -0-   $    -0-  $      -0-
                                                                    ----------  ---------   ---------
      Adjustments to reconcile income to net cash provided
      by discontinued operating activities:

        Changes in Operating Assets and Liabilities of
        Discontinued Operations:

            Decrease (Increase) in Accounts Receivable                    -0-        -0-      12,539

            Increase (Decrease) in Accounts and Purses
             Payable and Accrued Expenses                              90,202      9,600       2,400
                                                                    ----------  ---------   ---------
      Net Cash Provided by Discontinued Operating Activities           90,202      9,600      14,939
                                                                    ----------  ---------   ---------
Cash Flows from Discontinued Financing Activities:

      (Decrease) in Balances Due To/From Continuing Operations        (89,290)    (8,550)    (17,783)
                                                                    ----------  ---------   ---------
      Net Cash (Used In) Discontinued Financing Activities            (89,290)    (8,550)    (17,783)
                                                                    ----------  ---------   ---------


           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Net (Decrease) Increase in Cash and Cash Equivalents From
      Discontinued Operations                                              912      1,050     (2,844)

        Cash and Cash Equivalents at Beginning of Year From
        Discontinued Operations                                           733       (317)      2,527
                                                                    ----------  ---------   ---------
        Cash and Cash Equivalents at End of Year From
        Discontinued Operations                                   $     1,645   $    733  $     (317)
                                                                    ==========  =========   =========


(9)  ACQUISITIONS AND DISPOSITIONS

       o Fiscal 2005

       During the Fiscal 2005, we purchased livestock, including stud fees in the amount of $328,247.

       o Fiscal 2004

       During the quarter ended December 31, 2003 our subsidiary, Royal Star Entertainment, LLC, a Delaware limited liability company, purchased the vessel M/V Royal Star ("Royal Star"). Depreciation will not be computed on the Royal Star until it is placed in service. (See Note 13)

       o Fiscal 2003

       On October 27, 2002 the Company purchased the operating agreement with the Port of Palm Beach from Leo Equity Group, Inc. ("Leo Equity") for a purchase price of $250,000 payable without interest. The purchase enabled us to obtain the port lease which was then owned by Leo Equity.

(10) VESSELS, EQUIPMENT AND LIVESTOCK

       Vessels owned and leased, equipment and livestock consist of the following: Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

                                                              June 30,
                                    Estimated Useful----------------------------
                                    Lives in Years     2005             2004
------------------------------------   -------      ------------    ------------
Leased Vessel - Palm Beach Princess      20       $   17,500,000  $           -

Leased Vessel Not Placed in Service
     - Big Easy                         N/A           24,318,989              -

Vessel Not Placed in Service -
  Royal Star                            N/A            2,971,141      1,321,494

Equipment                               5-15           3,118,284      2,186,345

Leasehold Improvements                 15-40             987,267        944,371

Livestock                               N/A              328,247              -
                                                      ----------    ------------

Totals                                                49,223,928      4,452,210

Less Accumulated Depreciation
 and Amortization                                     (2,625,763)      (916,186)
                                                      ----------    ------------
                                                  $   46,598,165  $   3,536,024
                                                      ==========    ============

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       (A) The following table represents the aging of accounts payable as of June 30, 2005 and 2004.

                        Total      Current      31-60 Days    61-90 Days    Over 91 Days
                     -----------  ----------    -----------  ------------  -------------
     June 30, 2005  $ 5,505,375  $ 1,472,681   $   890,700  $  1,382,776   $   1,759,218

     June 30, 2004  $ 1,104,721  $   770,994   $   141,689  $      4,874   $     187,164

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (B) Accrued expenses consisted of the following as of June 30, 2005 and 2004

                                                June 30,
                                       ----------------------------
                                          2005             2004
                                       -----------     ------------
     Trade Payables                 $     964,805  $       940,221

     Payroll and Related Obligations      915,177          479,260

     Interest                             161,040           11,040

     Various State Taxes                  330,157          399,270

     Prior State Tax Audit                339,405          337,402
                                       -----------     ------------
     Total                          $   2,710,584  $     2,169,197
                                       ===========     ============


(12) NOTES AND MORTGAGES PAYABLE

       Notes and Mortgages Payable are summarized below:

                                                           June 30, 2005               June 30, 2004
                                       Interest %  ---------------------------  ----------------------------
                                       Per Annum     Current        Long-Term     Current        Long-Term
                                       ----------  ------------   ------------  ------------   -------------
International Thoroughbred Breeders,
Inc.:
------------------------------------
Chapter 11 Trustee (the "Brennan
Trustee") for the Bankruptcy
Estate of Robert E. Brennan (A)           11%      $        -0-   $        -0-  $  4,038,838   $  4,024,142

Francis X. Murray (B)                      8%           159,164            -0-       159,164            -0-

William H. Warner (B)                     12%            37,000            -0-        24,000            -0-

Other                                  Various           25,000            -0-        25,000            -0-

ITG Vegas, Inc.:
----------------
PDS Gaming (C)                            10%           401,340      2,448,660           -0-            -0-

Maritime Services, Corp. (D)               9%           410,187            -0-           -0-            -0-

International Game Technology (E)          8%           221,296        190,621       122,174         71,685

Others                                 Various           32,656         44,151           -0-            -0-

Garden State Park:
------------------
Service America Corporation (F)            6%           160,000            -0-       160,000            -0-
                                                   ------------   ------------  ------------   -------------
                 Totals                            $  1,446,643   $  2,683,432  $  4,529,176   $  4,095,827

 Net Liabilities of Discontinued
  Operations - Long Term                               (160,000)           -0-      (160,000)            -0-

 Related Party Notes                                   (196,164)           -0-      (183,164)            -0-
                                                   ------------   ------------  ------------   -------------
Totals                                             $  1,090,479   $  2,683,432  $  4,186,012   $   4,095,827
                                                   ============   ============  ============   =============

       (A) In connection with the PDS transactions, on July 7, 2004 the outstanding principal balance was paid by PBMC directly to the Brennan Trustee to satisfy this obligation. (See Note 2)

       (B) On March 1, 2003, we issued a promissory note for a line of credit up to $225,000 bearing

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at June 30, 2005 was $159,164 and accrued interest was $29,052. In fiscal 2003 and fiscal 2005, we issued promissory notes for $24,000 and $13,000 respectively, bearing interest at 12% to William H. Warner, Secretary of the Company. The outstanding balance is due on demand. The proceeds from both notes were used for working capital.

       (C) On January 5, 2005, the Company and its subsidiary, Royal Star Entertainment, LLC ("RSE"), executed and delivered a promissory note in the original principal amount of $2,850,000 (the "Note"). The Note is secured by RSE's Preferred Mortgage. The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375, or 2.75% of the principal amount of the Note. The proceeds of the Loan were used to make improvements to the vessel Royal Star or to the vessel Big Easy. The Note was originally due on January 17, 2006, however, the PDS re-financing completed on June 30, 2005 extended the terms of this note to July 1, 2009. The interest rate in 10% until January 19, 2006 at which time the interest rate will be increased to 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $17 million at which time the interest rate will be reduced to 15%

       (D) On May 20, 2005, the Company's wholly owned subsidiary, ITG Palm Beach, LLC ("ITGPB"), together with an affiliate, Palm Beach Empress, Inc. ("PBE") issued a seven month promissory note in the amount of $569,482 bearing interest at 9% to Maritime Services, Corp. for drydock retrofit services performed on the Big Easy. A payment of $83,813 was due and paid on June 1, 2005, five (5) consecutive monthly installments of $83,813 are to be paid on the balance with a final Payment of $84,216 due on December 1, 2005. At June 30, 2005, the principal balance on the Maritime Services, Corp. note was $410,188.

       (E) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. In March 2005, ITG Vegas, Inc. issued an additional thirty month promissory note in the amount of $387,463 bearing interest at 8.15% to International Game Technology for the purchase of fully reconditioned gaming equipment. Thirty consecutive monthly installments of $14,319.49 are to be paid on the balance. At June 30, 2005, the principal balance on the two notes to International Game Technology note was $411,917 of which $221,296 was classified as short term and the balance of $190,621 was classified as long term.

       (F) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company is continuing to negotiate new terms under this note and if successful the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $30,000 as of June 30, 2005.

(13) PURCHASE OF M/V ROYAL STAR

       During the quarter ended December 31, 2003 our subsidiary, Royal Star Entertainment, LLC, a Delaware limited liability company, purchased the vessel M/V Royal Star ("Royal Star"). As of June 30, 2005 the Company has capitalized $2,971,141 for the purchase and improvements and for legal and professional fees in connection with the vessel and has expensed an additional approximately $285,000 for administrative start-up costs. The Royal Star is a 232 foot vessel, built in 1985 and operates under the flag of St. Vincent and Grenadines. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. Depreciation will not be computed on the Royal Star until it is placed in service.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) RELATED PARTY DEBT

       The following schedule represents related party debt (See Note 24 - Related Party Transactions):

                                               June 30, 2005       June 30, 2004
                                        -------------------------  -------------
                                         Short-Term     Long-Term   Long-Term
                                        -------------   ---------   ----------
Advances from OC Realty
 (Francis W. Murray  ownership)         $   2,800,964    $    -0-   $   36,000

Accrued Wages due to and Advances
 from Francis W. Murray                       182,308         -0-          -0-

Advances from Palm Beach Maritime Corp.
(formerly MJQ Corp.)
(Francis W. Murray  ownership)                    -0-      98,099      249,649
                                        -------------    --------   ----------
         Total Long Term Debt -
             Related Parties            $   2,983,272    $ 98,099   $  285,649
                                        =============    ========   ==========


(15) INCOME TAX EXPENSE

       The Company's income tax expense for the year ended June 30, 2005 and 2004 relates to state income taxes for its Palm Beach Princess operations and from June 30, 2004 includes a Federal Alternative Minimum Tax on the Company's consolidated income before the impairment loss on the sale of the El Rancho note. The income tax expense for the years ended June 30, 2003 relates only to state income taxes on the Palm Beach Princess operations.

       The Company has net operating loss carryforwards aggregating approximately $111,300,000 at June 30, 2005 expiring in the years June 30, 2006 through June 30, 2026. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $44,500,000 is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

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

       The Company has the following carryforwards to offset future taxable income at June 30, 2005:

        Net Operating Loss               Year End
           Carryforwards             Expiration Dates
         ---------------             ----------------
      $       4,300,000                 6/30/2006

              9,000,000                 6/30/2007

             21,600,000                 6/30/2008

              5,280,000                 6/30/2009

                                        6/30/2010
             71,120,000             through 6/30/2026
         ---------------
      $     111,300,000
         ===============

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) COMMITMENTS AND CONTINGENCIES

       See Note 2 for additional commitments and contingencies with respect to the PDS Transactions.

       See Note 24 for additional commitments and contingencies of the Company and transactions with related parties.

       See Note 26 with respect to events and developments after June 30, 2005.

       During the 2005 fiscal year, the Big Easy has been undergoing retrofit and improvements and we had originally expected to place the Big Easy in service during our third fiscal quarter. Cost overruns and delays in having the vessel released from Dry Dock and in obtaining vessel certifications from the US Coast Guard have adversely affected the working capital of the Company. We are continuing to pursue certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. Although the Alternative Compliance Program certification procedure is less complex and time consuming than regular Coast Guard certification, it is nevertheless a rigorous process involving the jurisdiction of at least four separate departments of the United States Coast Guard and the ship's classification society, Lloyd's Register. As indicated by the table at the end of this footnote, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributed in part to the arrangement for procurement and refurbishment for the Big Easy. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

       On June 30, 2005, the Company, together with its subsidiaries, ITG Vegas, Inc. ("ITGV"), ITG Palm Beach, LLC ("ITGPB"), International Thoroughbred Gaming Development Corporation ("ITGD"), Riveria Beach Entertainment, LLC ("RBE") and Royal Star Entertainment, LLC ("RSE"), entered into a Loan and Security Agreement with PDS as lender, pursuant to which ITGV, RBE, RSE and ITGPB (collectively, the "Borrowers"), borrowed $29,313,889 to refinance the approximately $27 million in existing debts (whether in the form of loans, ship leases or ship charters) to PDS, with approximately $2.3 million of add-on financing being provided. The maturity of all of the new indebtedness will be July 1, 2009. The Company, ITGD, PBMC and PBE are guaranteeing the obligations of the Borrowers. Monthly payments of approximately $1.1 million will be required to fund the debt service on the new refinanced debt. (See Note 2)

       Through ITG Vegas, we have an operating agreement and lease of space in the office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective, as modified, May 5, 2003. The term of the initial lease is five years at $183,200 per year payable monthly. Additionally, we have the right to renew the lease for two (2) additional terms of 5 years each. We were required to make tenant improvements to the new space in a minimum amount of $333,000, however the actual cost to make the improvements was approximately $950,000. We will have the right to a credit of up to the minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

       Through our subsidiary, Royal Star Entertainment LLC, we have negotiated with the Port of Palm Beach District a second Operating Agreement dated December 18, 2003, as subsequently amended. This Operating Agreement will permit us to operate the Big Easy in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this Operating Agreement is five years from the date of commencement of sailings by the Big Easy from the Port, with subsequent renewal options of four and three years. After the commencement of sailing, dockage charge is based upon $1.00 per foot of the vessel per day for six months and thereafter at the rate of $1.85 per foot per day or approximately $11,160 per month and a wharfage and terminal charge per passenger which is normally included in our admission fare.

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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intended only for the purpose of making available the assigned space for vessels other than a day-cruise gaming ship. Further, the Company understands that in the event it wishes to dock a day-cruise gaming ship that it will be required to enter into a new agreement with the City.

       During the period that our subsidiary, ITG Vegas was in bankruptcy (January 3, 2003 to October 15, 2004) and thereafter, the 8 employees previously paid by ITB were paid by PBMC, a company owned by Francis W. Murray, our CEO. The wage expense was recorded by ITB and an accounts payable was recorded to PBMC. PBMC was subsequently fully reimbursed by ITB for the wages. This arrangement was the result of the restrictions placed on the flow of cash to ITB from ITGV by the bankruptcy court. As a result, employer contributions and employee deferrals to the ITB 401-K plan were suspended. The Company has not yet decided what action, if any, should be taken with respect to the retirement benefits.

       Our vessels are subject to the provisions of the International Convention on Safety of Life at Sea as Amended ("SOLAS 74"), which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service. The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards. The Amendments are applicable to all passenger ships engaged in international service, including retroactively those ships such as the Palm Beach Princess that were built prior to 1980. Under the terms of the Amendments, full compliance by older ships with SOLAS 74 standards is to be phased in and implemented over the years and completed no later than October 1, 2010. The Palm Beach Princess, in compliance with the SOLAS 74 requirements to date, has previously completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments, most notably being requirements that no combustible material be used in ships' structures and that certain other interior structure and space standards be met. The precise nature and scope of necessary work will be determined in conjunction with the ship's classification society, Det norske Veritas. To accomplish such work may entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost. The Bareboat Charter and Option to Purchase Agreement for the Palm Beach Princess permits us to purchase the vessel for $17.5 million at the end of the charter period on July 1, 2009. We will be allowed credits for the payments made on the PDS lease of $14 million, provided such payments are made, and credits of up to $7.2 million against the purchase of the Palm Beach Princess. (However, use of the $7.2 million as a credit toward the Palm Beach Princess purchase would decrease the credits allowed for the purchase of the Big Easy since the $7.2 million credit can be used for the purchase of either vessel)(See Note 2 A) We will need to make a determination if it will be economically feasible to purchase the Palm Beach Princess at the end of the charter period considering the costs which may be involved in readying the vessel for "SOLAS" requirements.

       With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be approximately $750,000. However, we now estimate that the total cost of clean up to be approximately $830,000 including costs we have already spent according to the environmental consulting firm handling this matter. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $617,000 during prior fiscal years 2000, 2001 and 2002. As of June 30, 2005 we have accrued $211,000 for the additional work. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. It is unlikely that the Company will receive any insurance reimbursement for our costs of this remediation project.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following table summarizes commitments on non-cancelable contracts and leases as of June 30, 2005 and reflects the June 30, 2005 PDS transaction where we refinanced approximately $27 million in existing debts and borrowed approximately $2.3 million of additional funds.

                                                                    Years Ended June 30,
                                            ---------------------------------------------------------------   There-
                                               2006         2007          2008         2009          2010      after       Total
                                            -----------  -----------  -----------  -----------   ----------  ---------  -----------
Capital Leases:
    P.B. Princess - Principal & Interest   $  4,487,891  $ 4,701,154  $ 4,701,154  $ 4,701,154  $   391,763  $       -  $18,983,116

       Bare Boat Charter - Related Party        960,000      960,000      960,000      960,000       80,000          -    3,920,000

    Big Easy - Principal & Interest           4,019,777    4,288,373    4,280,379    4,271,100      355,461          -   17,215,090

       Bare Boat Charter - Related Party      1,560,000    1,560,000    1,560,000    1,560,000      130,000          -    6,370,000

Notes and Mortgages:

   Principal & Interest                       1,631,040    1,349,643    1,194,144    1,089,001       89,260          -    5,353,088

    Interest Only                               207,313            -            -            -            -          -      207,313

Deferred Interest Payments                      600,000      600,000      600,000      450,000            -          -    2,250,000

Employee Contracts - Related Party              327,035            -            -            -            -          -      327,035

Operating Leases:

    Casino Equipment                          3,106,367    3,106,367    2,353,930            -            -          -    8,566,664

    Administrative & Office                     999,845      186,629      109,103        2,028        2,028        845    1,300,478

Purchase Obligations - Big Easy               2,573,116            -            -            -            -          -    2,573,116

Purchase Obligations                            750,848      181,006       61,006       61,006       61,006    208,436    1,323,308
                                            -----------  -----------  -----------  -----------   ----------  ---------  -----------
Total                                      $ 21,223,232  $16,933,172  $15,819,716  $13,094,289  $ 1,109,518  $ 209,281  $68,389,208
                                            ===========  ===========  ===========  ===========   ==========  =========  ===========


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

       Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003. Such Chapter 11 case was closed on July 17, 2004. (See Note 4.)

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

       As of June 30, 2005, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we have recorded a $10.5 million impairment loss to reflect the estimated current market value of this note. (See
Note 5-A)

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) RETIREMENT PLANS

       ITG Vegas maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering full time employees (approximately 265) who had completed one year of service. Our parent company adopted the ITG Vegas 401 (k) plan during the fiscal year 2005.

       In connection with the bareboat charter agreement, all of the employees of our ITG Vegas subsidiary which operates the Palm Beach Princess were paid by PBMC until January 1, 2004 when they were transferred to ITG Vegas. We reimbursed PBMC for all of the employee costs incurred, including the costs associated with the PBMC's 401(k) plan that covered those employees. As a result of the Chapter 11 bankruptcy cases filed in January 2003, the seven executive and administrative employees of the parent company were also paid by PBMC from that date and were not eligible to participate in that plan. There may be operational errors in the administration of the plans concerning these employees, as a result of which the Company may have liabilities, the potential amount of which has not yet been determined. We have accrued $111,876 as of June 30, 2005 to cover all or part of this cost.

       Our expense recorded for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, totaled $141,305, $52,170 and $51,170 for the 401 (k) plan.

(19) STOCK-BASED COMPENSATION

       (A) EMPLOYEE AND NON-EMPLOYEE OPTIONS

       In June, 2005, the Company's Board of Directors adopted and approved the 2005 Stock Option and Award Plan (the "2005 Plan"). The 2005 Plan permits the grant of options to purchase up to 1,300,000 shares of Common Stock at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 2005 Plan will terminate unless approved by the shareholders within one year of the Board's adoption. Under the 2005 Plan, in June 2005, the Board of Directors approved the grant of options, expiring in 10 years, to purchase 300,000 shares at $2,00 per share, and will vest at 20% per year for the first 5 years, subject to shareholder approval of the Plan. On January 7, 2002, Mr. Francis W. Murray and Mr. William H. Warner were awarded options to purchase 2,000,000 and 75,000 shares, respectively, of the Company's Common Stock, expiring December 31, 2010, with an exercise price of $0.26875 per share. On July 23, 2004 Mr. Murray exercised his 2,000,000 options at an exercise price of $0.26875 per share. The Company issued 2,000,000 shares of Treasury stock it held in exchange for proceeds of $537,500.

       Also at the September 11, 2003 meeting of the Company's Board of Directors, the Board unanimously authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. Francis X. Murray, at $.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options would be granted or issued until the Bankruptcy Trustee was paid in full, at which time the Company would be authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. F.X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations. In June 2005 the Board of Directors authorized replacing the authorized but un-granted options to Mr. Murray with a cash payment of $.97 per option share which represented the difference between the original option price of $.50 and the closing sales price on June 26, 2005 of $1.47

       At a meeting of the Board of Directors of the Company held on June 29, 2004 the board authorized compensating Francis W. Murray for tax consequences he would incur as a result of the PDS Transactions. The amount and form of such compensation was to be determined by the full board of directors when data as to such tax consequences became available. At its meeting on June 27, 2005 the Board of Directors determined that the tax effect of the transaction to Mr. Murray totaled $1,064,500 and that he should be compensated in that regard by granting him an option to purchase 724,143 shares at an exercise price of $2 per share. The number of option shares was determined by dividing the $1,064,500 by the closing stock price on June 27, 2005 of $1.47.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       At a meeting of the Board of Directors of the Company held on November 18, 2003, the Board authorized the future grant of options to purchase 25,000 shares of common stock to each non-employee director, Mr. James Murray, Mr. Robert J. Quigley and Mr. Walter ReDavid, at $.50 per share, as compensation for their services as directors, subject, however, to the prior payment of all obligations of the Company to the Bankruptcy Trustee. In June 2005, the Board of Directors authorized replacing the authorized but un-granted options to Mr. Murray, Mr. ReDavid and Mr. Quigley with a cash payment of $.97 per option share which represented the difference between the original option price of $.50 and the closing sales price on June 26, 2005 of $1.47.

       Also at the November 18, 2003 meeting of the Board, the Board authorized the future grant of shares of common stock to each of Mr. Francis W. Murray and Mr. Robert J. Quigley as compensation in lieu of their respective deferred salaries upon their election if they continued to defer payment of their deferred salary existing on November 18, 2003. Mr. Murray and Mr. Quigley's deferred salary since January 3, 2003 amounted to $344,865 and $36,669, respectively, as of November 18, 2003. The Board also authorized payment of the unpaid principal of a $24,000 loan to the Company by Mr. William H. Warner, the Company's Secretary, in the form of a future grant of shares. The Company will pay the unpaid loan principal to Mr. Warner in shares of common stock, valued for such purpose at $.50 per share provided that he agrees to accept such shares (valued at $.50 per share) in payment of a portion, specified by the grantee, of the Company's obligation to him. In the first quarter of fiscal 2005, Mr. Murray and Mr. Quigley elected to take their then deferred salary in the form of shares.

       At June 30, 2005, total options outstanding were 2,360,643 and 2,120,643 of these options were exercisable.

       The following table contains information on stock options for options granted for the three year period ended June 30, 2005:

                                                       Stock Options
                                                       -------------
                                                         Exercise       Weighted
                                         Number          Price Range    Average
                                         of Shares       Per Share      Price
                                        -----------    --------------  ---------
  Outstanding at June 30, 2003 and 2004   3,336,500    $0.269- $5.00      $1.59

  Exercised during FYE 2005              (2,000,000)   $0.269             $0.269

  Granted during FYE 2005                 1,024,143    $2.00              $2.00
                                        -----------
  Outstanding at June 30, 2005            2,360,643    $0.269 - $5.00     $2.89
                                        ==========

                                                         Exercise       Weighted
                                         Option          Price Range    Average
                                         shares          Per Share      Price
                                        ------------   --------------- ---------
  Exercisable at June 30:

  2003                                    3,336,500    $ 0.269 - $5.00    $1.59
                                        ------------   --------------- ---------
  2004                                    3,336,500    $ 0.269 - $5.00    $1.59
                                        ------------   --------------- ---------
  2005                                    2,120,643    $ 0.269 - $5.00    $2.99
                                        ------------   --------------- ---------

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The  following   table   summarizes   information   about  stock  options
outstanding at June 30, 2005:

                                                           Ranges                     Total
                                           -------------------------------------  ------------
Range of exercise prices                   $0.27 - 2.00  $4.00 - 4.625     $5.00  $0.27 - 5.00
                                           ------------  -------------     -----  ------------
Outstanding options:

   Number outstanding at June 30, 2005        1,310,643        750,000   300,000     2,360,643
                                           -------------------------------------  ------------
   Weighted average remaining contractual
     life (years)                                  8.40           0.80      1.50          5.11
                                           -------------------------------------  ------------
   Weighted average exercise price                 1.66           4.19      5.00          2.89
                                           -------------------------------------  ------------
Exercisable options:

   Number outstanding at June 30, 2005        1,070,643        750,000   300,000     2,120,643
                                           -------------------------------------  ------------
   Weighted average exercise price                 1.59           4.19      5.00          2.99
                                           -------------------------------------  ------------


       The Company accounts for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under the intrinsic-value method, because the exercise price of the Company's employe stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       The Company accounts for the plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost is reflected in net income for options granted since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. However, there are situations that may occur, such as the accelerated vesting of options or the issuance of restricted stock, that require a current charge to income.

       In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 123 (revised
2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005.

       The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the revised SFAS No. 123:


                                                                       Years Ended June 30,
                                                                       --------------------
                                                                2005            2004          2003
                                                                ----            ----          ----
Net Income (Loss): As Reported                             $  (1,900,035) $  (6,800,030) $  5,233,826
                                                           -------------  -------------  ------------
Pro Forma Net Income (Loss): Basic and Diluted             $  (2,851,101) $  (6,800,030) $  5,233,826
                                                           -------------  -------------  ------------
Net Income (Loss) Per Share: As Reported                   $       (0.18) $       (0.86) $       0.54
                                                           -------------  -------------  ------------
Pro Forma Net Income (Loss) Per Share: Basic and Diluted   $       (0.28) $       (0.86) $       0.54
                                                           -------------  -------------  ------------

       (B) WARRANTS

       At June 30, 2003 the Company had 710,000 warrants outstanding to purchase Common Stock in connection with financing activities. During Fiscal 2004, 435,000 of those warrants expired. All outstanding warrants are exercisable at June 30, 2005. The fair value of warrants issued were accounted for as financing expense.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Warrants have been granted to acquire Common Stock at various prices above the fair market value at the date of grant. The following table contains information on warrants for the three-year period ended June 30, 2005. The warrants currently outstanding expire on April 23, 2006. See Note 26 for a description of warrants.

                                                          Warrants
                                                          --------
                                                     Exercise           Weighted
                                         Number      Price Range        Average
                                       Of Shares     Per Share          Price
                                      -----------    -------------      --------
Outstanding at  June 30, 2003             710,000    $2.50 - $4.00      $3.08

Expired During Fiscal 2004               (435,000)   $2.50              $2.50
                                      -----------
Outstanding at June 30, 2004 and 2005     275,000    $4.00              $4.00
                                      -----------

(20) DIVIDENDS

       The Company was required to pay to the holders of the Company's Series A Convertible Preferred Stock ("Preferred Stock") a cash dividend from any net racetrack earnings, as defined, of Garden State Park. No dividends were required for fiscals 2005, 2004 and 2003. Since the Company has sold Garden State Park, no dividends will ever be paid on the Preferred Stock. The Preferred Stock has a liquidation preference of up to its par value of $100 per share.

(21) EXTRAORDINARY ITEM

       The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee") included a final settlement by the Brennan Trustee with numerous parties. Among those parties were Leo Equity Group, Inc., Michael J. Quigley, III and Palm Beach Maritime Corp. ("PBMC") (formerly MJQ Corp.). During the quarter ended March 31, 2002 the Company charged Leo Equity Group $3 million and PBMC $1 million for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Brennan Trustee. Prior to our acquisition of Leo Equity Group, Inc., Leo Equity Group, Inc. assigned to us certain receivables in the approximate amount of $3 million, including the receivables of approximately $2.6 million due it from Michael J. Quigley III, in payment of this obligation. We had deferred all income from these transactions until such time as payment was received. During the first quarter of Fiscal 2005 we recorded the payment for the previously deferred income in the amount of $4,000,000.

(22) TREASURY SHARES

       As of July 1, 2004, we held 3,678,146 shares of Treasury Stock. On July 28, 2004 Mr. Francis W. Murray exercised his option to purchase 2 million shares of our Common Stock at an exercise price of $0.26875 per share. The Company issued 2 million shares of Treasury stock it held in exchange for proceeds of $537,500. Also on July 28, 2004 the Company issued 689,730 Treasury shares to Mr. Murray in payment of the deferred salary of $344,865 we owed to him for the period from January 3, 2003 to November 18, 2003. On August 31, 2004 the Company issued 73,339 Treasury shares to Robert Quigley in payment of the deferred salary of $36,670 we owed to him for the period from January 3, 2003 to November 18, 2003. As of June 30, 2005 there were 915,077 shares of Treasury Stock held by the Company.

(23) EXECUTIVE COMPENSATION

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

       In April of 2001, when we acquired (under a bareboat charter) the vessel operations of the entity now known as Palm Beach Maritime Corporation, we became obligated to honor employment contracts between Palm Beach Maritime Corporation and its employees. That included an Employment Agreement with Francis

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

X. Murray, the son of our CEO, Francis W. Murray. Mr. F.X. Murray had been the president of Palm Beach Maritime Corporation and became vice president of our subsidiary, which is now ITG Vegas, Inc. The employment agreement with Mr. F.X. Murray (which had an initial term of three years which ended December 31, 2003) automatically renews for one-year terms on January 1 of each year unless previously terminated. The employment agreement with Mr. F.X. Murray provides for a base salary of $310,000 per year and an annual bonus of up to 25% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club, life insurance for the benefit of the executive's dependents in the amount of $1,000,000 and other expense benefits. In addition, the executive is eligible for awards of stock options outside of his employment agreement, and received in that respect options to purchase 90,000 shares of common stock on June 27, 2005, at an exercise price of $2.00 per share.

(24) RELATED PARTY TRANSACTIONS

       See  Footnote  2  for  related  party  transactions   regarding  the  PDS
       Transactions.

       See Footnote 19 with respect to the stock options granted to related parties.

       During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. In Fiscal 2003, the limited partnership's indebtedness to us, including principal and accrued interest, in the amount of $929,541 was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis W. Murray and which owns the second real estate project (Ocean Club) described below. Such indebtedness was due December 31, 2004, but was extended by the Board of Directors to December 31, 2007, and bears an interest rate of 6% and is now scheduled to be paid upon the completion of the Ocean Club project.

       In the second project, Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. As of June 30,2005, we had lent $2,034,405 in total to the project and we have accrued interest in the amount of $1,485,080 on the loan. These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Reality based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's condominium units will be adequate to meet its obligations and provide sufficient return to OC Realty with which to pay OC Realty's debt to us.

       Beginning on July 7, 2004, we entered into Sub-Bareboat Charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Pursuant to our June 30, 2005 refinancing and restructuring of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value at the time of $17.5 million and for fair market value (to be determined by appraisal) in the case of the Big Easy. Once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $12.6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels, as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel, and a credit for the portions of the costs of

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

refurbishing and retrofitting the Big Easy which we paid, amounting to approximately $3 million, that can be applied to the purchase price of the Big Easy.

       At a meeting in June 2005 the Board of Directors approved compensating Messrs. F.W. Murray and F.X. Murray $43,500 each for their personal guarantees which they were required to provide in order to complete the PDS loan on April 5, 2005. Messrs. Murray were required by PDS to personally guarantee the PDS loan, the proceeds of which were used by ITG Vegas to obtain the release of the Big Easy vessel from dry dock. The Board determined that a 1% guarantor compensation percentage would be used and paid as a guarantee fee.

       At its meeting on September 11, 2003 the Board of Directors authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. F.X. Murray, at $.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options were granted or issued until the Bankruptcy Trustee shall have been paid in full, at which time the Company will be authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. F.X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations. In June 2005 the Board of Directors authorized replacing the unauthorized but un-granted options to Mr. Murray with a cash payment of $.97 per option share, or $19,400, which represented the difference between the original option price of $.50 and the closing sale price on June 26, 2005 of $1.47.

       From time to time Francis W. Murray has advanced funds to the Company to meet its operating expenses. Mr. Murray is normally reimbursed directly by the Company or through miscellaneous advances it may make on his behalf. During our fourth quarter ended June 30, 2005, Mr. Murray or companies owned or controlled by him made advances to the Company in the amount of approximately $2,150,000 to fund the Company's working capital needs. Additionally, the Company has deferred making payments to Mr. Murray or his companies, the majority of which were during the last quarter, for charter hire fees on the Palm Beach Princess and Big Easy vessels and for deferred salary. As of June 30, 2005, the total advances and deferred payments due him were $2,983,272. The timing of the repayment is unknown at this time. Approximately $1.7 million is due from the parent company and could be repaid if it were to receive sufficient funds from the sale of the Series B Preferred Stock. The balance is due from the ITG Vegas and its subsidiaries and repayment is restricted by the PDS loan agreement until such time as ITG Vegas achieves certain EBITDA levels. Interest to Mr. Murray is not being recorded at this time.

       The Company employs Tanuja Murray, daughter-in-law of Francis W. Murray. Mrs. Murray holds a law degree and is acting in the capacity of assistant to the Chairman involving the Company's exploration of gaming related business opportunities and horse related business. Mrs. Murray earns $60,000 per year in addition to the regular employee benefits paid by the Company.

       On December 1, 2004 the Company retained Rachael F. Murray, wife of Francis X. Murray, as an outside consultant for ITG Palm Beach, LLC, the Company operating the Big Easy. Mrs. Murray's responsibilities are to develop and coordinate musical and other live entertainment for the Big Easy. Mrs. Murray invoiced the Company $18,750 during the fiscal year. The Company did not pay a fee in July, 2005 due to continued Big Easy delays.

       During the first quarter of Fiscal 2005, the Company re-entered the equine business. In addition to the purchase of horses from outside parties, the Company has purchased horses, the majority being one and two year olds, from Francis W. Murray at prices to be determined by an appraisal of their values. Payment for such horses will only be made out of profits realized from the horses purchased from Mr. Murray, if any. It is our plan to bring these horses into racing if we consider them competitive following the training period, to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions.

       Francis X. Murray, Vice President of our ITG Vegas, Inc. Subsidiary and son of Francis W. Murray, our President, CFO and CEO agreed to loan the us up to $225,000 in the form of a line of credit. As of June 30, 2005, this loan together with accrued interest at 8% totaled $188,306. (See Note 12 B)

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25) QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following quarterly financial data is unaudited, but in our opinion includes all necessary adjustments for a fair presentation of the interim results:

                                                                 Fiscal 2005
                                    ---------------------------------------------------------------------
                                            4th             3rd                 2nd               1st
                                          Quarter         Quarter             Quarter           Quarter
    Revenues                         $   8,598,946    $  10,280,985     $    7,514,993     $   6,378,322

    Income (Loss) Before
    Impairment& Extraordinary
    Item                             $  (3,925,428)   $     749,117     $     (256,363)    $  (1,777,360)

    Impairment (Loss)                $     (50,000)   $    (100,000)    $     (150,000)    $    (200,000)

    Extraordinary Item               $     440,000    $           0     $            0     $   3,560,000

    Net Income(Loss)                 $  (3,625,430)   $     649,117     $     (506,363)    $   1,582,640

    Net Income (Loss) Per Share -
       Basic                         $       (0.35)   $        0.06     $        (0.06)    $        0.16

    Net Income (Loss) Per Share -
       Diluted DiBasicluted          $       (0.33)   $        0.06     $        (0.06)    $        0.15

                                                                 Fiscal 2004
                                   ---------------------------------------------------------------------
                                            4th             3rd                 2nd               1st
                                          Quarter         Quarter             Quarter           Quarter
    Revenues                         $   8,689,364    $   9,697,707     $    7,000,011     $   7,575,157

    Income Before Impairment         $     212,818    $   1,765,056     $      363,036     $     859,060

    Impairment (Loss)                $ (10,000,000)   $           0     $            0     $           0

    Net Income(Loss)                 $  (9,787,182)   $   1,765,056     $      363,036     $     859,060

    Net Income (Loss) Per Share -
      Basic                          $       (1.24)   $        0.23     $         0.05     $        0.10

    Net Income (Loss) Per Share -    $       (1.24)   $        0.17     $         0.04     $        0.10
      Diluted DiBasicluted

                                                                 Fiscal 2003
                                    --------------------------------------------------------------------
                                            4th             3rd                 2nd               1st
                                          Quarter         Quarter             Quarter           Quarter
    Revenues                         $   9,073,913    $   8,890,400     $    6,907,111     $   6,419,175

    Net Income                       $   2,347,240    $   1,878,471     $      595,001     $     413,114

    Net Income Per Share             $        0.21    $        0.23     $         0.06     $        0.04


(26) SUBSEQUENT EVENTS

       (A) Unregistered  Sales of Equity Securities

       On July 13, 2005 the Company began accepting subscriptions for the purchase of shares of the Company's Series B Convertible Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"). The subscriptions for Series B Preferred Stock have been received by the Company as part of a private offering of up to 500,000 shares of its Series B Preferred Stock, at a subscription price of $15.00 per share ($7.5 million, in the aggregate, if all 500,000 shares of Series B Preferred Stock are sold in the offering). Under the Subscription Agreement, each such subscriber will be entitled to receive, in addition to shares of Series B Preferred Stock at $15.00 per share, a stock purchase warrant for the purchase of 1.2 shares of the Company's common stock for each share of Series B Preferred Stock purchased. Accordingly, if all 500,000 shares of Series B Preferred Stock are subscribed for, warrants to purchase an aggregate of 600,000 shares of the Company's common stock would then be issuable. The exercise price under each such warrant will be $3.25 per common share, and the warrants issued to purchasers of the Series B Preferred Stock will be exercisable for a term of three (3) years beginning one year

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after issuance. As of September 30, 2005 the Company has accepted subscriptions for the purchase of 163,000 shares of Series B Preferred Stock and has received $2,322,750 in net proceeds.

       The Series B Preferred Stock has been established by the Board of Directors pursuant to its authority under the Company's Certificate of Incorporation to fix the relative rights and preferences of the authorized but unissued preferred stock of the Company. Upon accepting subscriptions for purchases of the Series B Preferred Stock, the Company has entered into a Registration Rights Agreement with the purchasers, pursuant to which the Company has agreed to file a Registration Statement under the Securities Act of 1933, as amended, in order to register the shares of common stock of the Company issuable upon conversion of the Series B Preferred Stock and the shares of common stock issuable upon exercise of the accompanying stock purchase warrants, and to use its best efforts to cause such Registration Statement to be declared effective.

       The Series B Preferred Stock will automatically be converted into common stock upon the effective date of the Registration Statement covering the common shares issuable upon conversion. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. Based upon the initial conversion price of $2.00 and the subscription price of $15.00 for each share of Series B Preferred Stock, the number of common shares initially issuable upon conversion is 7.5 shares of common stock for each share of Series B Preferred Stock, up to 3,750,000 additional new common shares if the Series B Preferred Stock offering is fully subscribed.

       The stock purchase warrants to be issued to purchasers of the Series B Preferred Stock may be exercised, beginning one year after issuance, at any time over the next three years, at an exercise price of $3.25 per share payable at the time of exercise. In lieu of paying the exercise price, the holder has the right to effectuate a cashless exercise in which the Company would issue to the holder a number of shares of common stock computed by using the following formula: X=Y (A-B)/A, where X equals the number of shares of common stock to be issued to the holder; Y equals the number of shares of common stock for which the warrant is being exercised; A equals the market price of one share of common stock; and B equals the warrant exercise price. As a result, the holder may receive a number of shares representing the unrealized appreciation in the warrant.

       Pursuant to the Subscription Agreement, the Company also agreed to increase the size of its Board of Directors from four to seven members, and to fill two of those vacancies with one person to be designated by MBC Global, LLC, an Illinois limited liability company which introduced some of the purchasers of the Series B Preferred Stock to the Company, and a second person to be designated by another group of purchasers of the Series B Preferred Stock. As of the date hereof, the Company has increased the size of its Board to seven members and expects to fill the vacancies thereby created in due course.

       The Company will pay a finder's fee of 5% of the purchase price of the Series B Preferred Stock (in addition to fees payable to MBC Global as described below). Accordingly, if all 500,000 shares of the Series B Preferred Stock offered are purchased in the private offering, generating $7.5 million of gross proceeds, a finder's fee of $375,000 would be payable. The Company plans to use the net proceeds of the sale of Series B Preferred Stock for parent company operating expenses and for working capital of the parent company and its subsidiaries, including our ITG Vegas subsidiary.

       Also on July 13, 2005, the Company entered into an Advisory Agreement dated as of June 30, 2005, and an amendment thereto dated as of July 12, 2005, with MBC Global, LLC, pursuant to which the Company retained the services of MBC Global as financial advisor on a non-exclusive basis. The Advisory Agreement has a minimum term of two (2) years, and requires the Company to pay a consulting fee of $10,000 per month to MBC Global, a merger and acquisition fee of 2% of the purchase price upon closing of a merger or acquisition transaction with a target introduced by MBC Global, and an advisory fee upon closing of a financing transaction with a source introduced by MBC Global equal to 7% of the gross proceeds in the case of an equity transaction, 3% of the gross proceeds in the case of any mezzanine debt, and 1% of the gross proceeds in the case of any senior debt. MBC Global agreed to reduce its compensation in connection with the sale of our Series B Preferred Stock to 5% of the gross proceeds of such sales to investors introduced by MBC Global.

       As additional compensation to MBC Global, the Company agreed to issue three (3) stock purchase warrants to MBC Global, one for the purchase of up to 150,000 shares of the Company's common stock at $2.50 per share, a second warrant for the purchase of up to 100,000 shares of the Company's common stock at $3.50 per share, and a third warrant for the purchase of up to an additional 150,000 shares of the Company's common stock at $4.50 per share. The actual number of common shares purchasable under each of these warrants will be determined by the number of shares of Series B Preferred Stock, described above, subscribed for in the Company's private

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offering by July 22, 2005 (or by such later date to which the Company may extend its private offering of Series B Preferred Stock). All three stock purchase warrants will have a term of four (4) years. In connection with the Advisory Agreement and such warrants, the Company entered into a Registration Rights Agreement with MBC Global pursuant to which the Company has agreed to file a Registration Statement under the Securities Act of 1933, as amended, covering the shares of common stock purchasable under such MBC Global warrants, and to use its best efforts to cause such Registration Statement to be declared effective.

       (B) Placement Fee Agreement

       On September 1, 2005 the Company entered into a Placement Fee Agreement with PDS Gaming Corporation. In consideration of PDS providing $29.3 million in funding and lease agreements to the Company during its 2005 Fiscal year, ITB agreed to pay a Placement fee of $750,000 for such funding. ITB has made a deposit of $50,000 and the balance will be paid monthly beginning March 1, 2006 with monthly payments of $58,333, without interest, until February 1, 2007. The Placement Fee Agreement also permitted the Company to cancel an equipment lease is had signed with PDS on April 5, 2005. The original amount of the equipment lease was $1.5 million. Under the Placement Fee Agreement, the Company received a credit of $500,000, the equipment was returned to PDS and the Placement Fee Agreement was put in place of the lieu of the equipment lease.

       (C) Deferral of Principal Payments on PDS Financing

       The Loan and Security Agreement signed on June 30, 2005 permits the Company to defer the principal portion of its scheduled payments of up to $3 million, providing the Company meets certain conditions. In order to conserve working capital the Company began deferring principal payments of approximately $450,000 on September 1, 2005 and $450,000 on October 3, 2005. This action was necessary due to the continued delays in receiving the necessary approvals to begin operating the Big Easy and the Company's current negative working capital position.

       (D) Commencement of the Big Easy Operation

       On October 11, the United State Coast Guard completed its certification of the Big Easy and issued its formal Certificate of Inspection. All other certificates required for the ship's commencement of passenger service have been received. The ship's first voyage has been scheduled for October 16,2005.

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

       As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

       There have not been any significant changes that occurred during the fiscal quarter ended June 30, 2005 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information

       Not applicable

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

       Set forth below is certain information regarding our directors and executive officers:

Name                Age      Position
----                ---      --------
Francis W. Murray     64     Chairman of the Board, President,
                             Chief Executive Officer and
                             Chief Financial Officer
James J. Murray       66     Director
Walter ReDavid        79     Director
Robert J. Quigley     76     Director

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

       Robert J. Quigley. Mr. Quigley has been a director since 1980. Since 2002, Mr. Quigley has served as an officer of one of our subsidiaries which was formed to develop foreign gaming opportunities. Since September 2004 Mr. Quigley has been president of our equine subsidiary. And from February 1996 until October 15, 1997, and again from 1999 until October 10, 2000, Mr. Quigley served as our President. Mr. Quigley also served as President from 1988 until July 1992 and. Between November 1995 and May 1996, Mr. Quigley served as our Chairman of the Board and acting Chief Executive Officer. From July 1992 until November 1995, Mr. Quigley was President and Chief Operating Officer of Retama Park Association, Inc., a racetrack facility in San Antonio, Texas.

Executive and Other Key Officers

   Our executive and other key officers, in addition to Mr. Francis W. Murray, include:
--------------------------------------------------------------------------------
Name                       Age   Position
----                       ---   --------
William H. Warner          60    Secretary

Christine E. Rice Newell   60    Assistant Treasurer and Controller of ITB
                                 and Treasurer of ITG Vegas, Inc.

Francis X. Murray          39    Vice President of ITG Vegas, Inc. (ITGV)
                                 (surviving company of merger of Palm Beach
                                 Princess, Inc. and ITGV)

Jerry Winters              45    Assistant Treasurer and CFO of ITG Vegas, Inc.

Stephen Flood              45    Vice President of Casino Operations,
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

       Stephen Flood. Mr. Flood joined the previous owners of the Palm Beach Princess in May 1994. From 1997 he served as a casino manager until January 2000 when he assumed his current position of Vice President, Casino Operations. In that position, Mr. Flood is responsible for management and direction of all aspects of the company's casino operations, including casino marketing, tracking and customer service. Prior to joining the company Mr. Flood was employed in a range of casino positions by Norwegian Cruise Line, Premier Cruises, Lucayan Beach Casino and Charlie Chester's London Casino. He holds licenses issued by British casino regulatory authorities.

       We do not have an audit committee and, accordingly, our Board of Directors acts as such. The Board also has not determined that any member of the Board meets all of the requirements necessary to be considered an "audit committee financial expert" as defined by SEC Rules. While we have officers, directors and employees who have accounting and financial expertise, during the period (until July of 2004) in which our operating subsidiary has been involved in its Chapter 11 case, due to the restrictions on such subsidiary's providing funds to the Company, it was not feasible for the Company to add directors, including those with a level of expertise to be considered an "audit committee financial expert." Among other things, there was no assurance that we could continue to pay premiums for directors' liability insurance and we could not afford to pay any significant amount of directors' fees. With the Chapter 11 case being dismissed in July of 2004 and the restrictions on its operating subsidiary upstreaming funds being lessened as a result of the PDS Transaction, we expect to consider adding one or more directors to its Board who would be an "audit committee financial expert" as defined in SEC Rules.

       We have adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of its code of ethics to any person, free of charge, upon request. Any request for a copy of the code of ethics should be made to our corporate secretary, ITB 1105
N. Market Street, Wilmington, Delaware 19899.

Section 16(a) Beneficial Ownership Reporting Compliance

       Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for fiscal year 2005.

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

Stockholder Director Nominations

       Stockholders meeting the following requirements who want to recommend a director candidate may do so in accordance with our Bylaws and the following procedures established by the Board. We will consider all director candidates recommended to the Board by stockholders owning at least 5% of our outstanding shares at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board. To make a nomination for director at an annual meeting, a written nomination solicitation notice must be received by the Board at our principal executive office not less than 120 days before the anniversary date our proxy statement was mailed to stockholders in connection with our previous annual meeting. The written nomination solicitation notice must contain the following material elements, as well as any other information reasonably requested by us or the
Board:

       o the name and address, as they appear on our books, of the stockholder giving the notice or of the beneficial owner, if any, on whose behalf the nomination is made;

       o a representation that the stockholder giving the notice is a holder of record of our common stock entitled to vote at the annual meeting and intends to appear in person or by proxy at the annual meeting to nominate the person or persons specified in the notice;

       o a complete biography of the nominee, a well as consents to permit us to complete any due diligence investigations to confirm the nominee's background, as we believe to be appropriate;

       o the disclosure of all special interest and all political and organizational affiliations of the nominee;

       o a signed, written statement from the director nominee as to why the director nominee wants to serve on our Board, and why the director nominee believes that he or she is qualified to serve;

       o a description of all arrangements or understandings between or among any of the stockholder giving the notice, the beneficial owner, if any, on whose behalf the notice is given, each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder giving the notice;

       o such other information regarding each nominee proposed by the stockholder giving the notice as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had the nominee been nominated, or intended to be nominated, by our Board of Directors; and

       o the signed consent of each nominee to serve as a director if so elected.

       In considering director candidates, the Board will consider such factors as it deems appropriate to assist in developing a board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Each director nominee is evaluated in the context of the full Board's qualifications as a whole, with the objective of establishing a Board that can best perpetuate our success and represent stockholder interests through the exercise of sound judgment. Each director nominee will be evaluated considering the relevance to us of the director nominee's skills and experience, which must be complimentary to the skills and experience of the other members of the Board.

Item 11. Executive Compensation

       The following table sets forth the cash compensation as well as certain other compensation paid or accrued during fiscal years 2005, 2004 and 2003 to the individuals who served as our chief executive officer during fiscal year 2005 and other executive officers of the Company who earned more than $100,000 during fiscal year 2005 (collectively, the "Named Executives"):

                                                                       Long-Term
                                                                     Compensation
                                             Annual Compensation        Awards
                                             -------------------        ------
                                                                      Securities      All
Name and                                               Other Annual   Underlying     Other
Principal Position     Year    Salary          Bonus   Compensation    Options    Compensation
                                ($)             ($)         ($)          (#)          ($)
------------------     ----    ---------       -----   ------------    -------    ------------
Francis W. Murray,     2005    395,000(1)       -0-      13,615(2)     724,143    43,500(3)
President, Chief       2004    395,000          -0-      17,701          -0-       -0-
Executive Officer and  2003    402,596          -0-      11,053          -0-      14,733
Chief Financial
Officer

Francis X. Murray,     2005    310,884        115,000    12,135(2)      90,000    65,795(3)(4)(5)
Vice President of ITG  2004    290,122         88,628    23,367          -0-       1,399
Vegas, Inc.            2003    301,154         88,628    11,647          -0-      21,137

William H. Warner,     2005    175,000(6)       -0-       9,780(7)       -0-       3,775(8)
Secretary              2004    175,000          -0-       9,780          -0-       1,440
                       2003    171,635          -0-       9,780          -0-      10,717

(1) In Fiscal 2005 consists of $395,000 in salary earned by Mr. Murray through June 30, 2005 of which $182,307 was deferred. In Fiscal 2004 all the salary earned by Mr. Murray was deferred. On July 28, 2004 the Company issued 689,730 Treasury Shares to Mr. Murray in payment of deferred salary in the amount of $344,865 that was owed to him for the period from January 3, 2003 to November 18, 2003. For Fiscal 2003 consists of $212,692.48 in salary paid to Mr. Murray and $189,904 of salary earned through June 30, 2003 but deferred.

(2)  Consists of automobile lease payments.

(3) At a meeting in June 2005 the Board of Directors awarded Messrs. F.W. Murray and F.X. Murray $43,500 each for their personal guarantees which they were required to provide in order to complete the PDS loan on April 5, 2005. After the Big Easy dry dock company refused to deliver the Big Easy due to our having disputed some of its charges, Messrs. Murrays were required by PDS to personally guarantee the April 2005 PDS loan, the proceeds of which were used by ITG Vegas to obtain the release of the vessel. The Board determined that a 2% guarantor compensation percentage would be used and paid as a guarantee fee.

(4) At its meeting on September 11, 2003 the Board of Directors authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. Francis X. Murray at $.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options were to be granted or issued until the Bankruptcy Trustee shall have been paid in full, at which time the Company was authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. F.X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations. In June 2005 the Board of Directors authorized replacing the future option grants to Mr. Murray with a cash payment of $.97 per option share or $19,400 which represented the difference between the original option price of $.50 and the market price on June 26, 2005 of $1.47.

(5) Fiscal 2005 amounts consist of $877 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. F. X. Murray, $2,018 contributed by the Company under Palm Beach Maritime Corp.(PBMC) (formerly MJQ Corp.)'s 401(k) plan.

(6) Consists of $175,000 in salary earned by Mr. Warner through June 30, 2005 of which $26,923 has been deferred.

(7) Fiscal 2005 amounts consist of monthly automobile allowance of $9,780, of which $4,075 was deferred by Mr. Warner.

(8) Fiscal 2005 amounts include $2,160 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner and $1,615, contributed by the Company under its 401(K) plan.


Option Grants in Last Fiscal Year

       The following table sets forth certain information regarding stock options granted during fiscal 2005 to the executive officers named in the Summary Compensation Table.

                            Individual Grants
                            -----------------
                                                                               Potential Realizable Value
                                                                                at Assumed Annual Rates
                                    Percentage of Total                        of Stock Price Appreciation
                      Number of     Options Granted to                                    for
                      Securities    Employees in Fiscal  Exercise                    Option Term
                      Underlying           Year          Price per  Expiration  --------------------------
NAME               Options Granted       2005 (1)          Share       Date       5% (2)        10% (2)
----               ---------------  -------------------  ---------  ----------  --------      ------------
Francis W. Murray      724,143             71%              2.00      6/27/15    321,043        1,369,075
Francis X. Murray       90,000              9%              2.00      6/27/15     39,900          170,155

(1)  Based on total  number of  options  granted  to  employees  during  2005 of
     1,024,143

(2) Potential realization value is based on an assumption that the market price of the Company's Common Stock appreciates at the stated rates compounded annually, from the date of grant until the end of the respective option term. These values are calculated based on requirements promulgated by the Securities ans Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.


Aggregated  Option  Exercises in Last Fiscal Year and Option  Values at June 30,
2005

       The following table provides information with respect to the executive officers shown in the Summary Compensation Table concerning stock options exercised during fiscal 2005 and the value of vested and unvested unexercised options held as of June 30, 2005.

---------------------------------------------------------------------------------------------------------------
                                                 Number of Securities Underlying   Value of Unexercised
                                                 Unexercised Options               In-the-Money Options
                                                 at June 30, 2005 (#)              at June 30, 2005 ($)(2)
                                                 -------------------------------   ----------------------------
                    Shares         Value
                    Acquired on    Realized
Name                Exercise (#)     ($) (1)     Exercisable       Unexercisable   Exercisable    Unexercisable
----                ------------   ---------     -----------       -------------   -----------    -------------
Francis W. Murray   2,000,000      2,462,500      1,024,143                  -              -               -
William H. Warner           -               -        75,000                  -         92,343               -
Francis X. Murray           -               -        18,000             72,000              -               -
---------------------------------------------------------------------------------------------------------------

(1) On July 28, 2004 Mr. Francis W. Murray exercised his options for 2,000,000 shares at a time when the stock price was $1.50 per share.

(2) The value of unexercised in-the-money options is based on the difference between the last reported sale price per share of common stock as reported on the Pink Sheets on June 30, 2005 ($1.50) and the exercise price of the options, multiplied by the number of options.

Compensation of Directors

       Outside directors are provided compensation of $1,000 for each regular or special meeting of the Board in which each outside director participates either in person or by telephone. On occasion directors have been granted stock options as compensation. Such grants have not been made under any standard compensation arrangements. In September 2003 the Board authorized the future grant of options for 25,000 shares of common stock to all Directors, other than our CEO, but did not actually grant the options due to restrictions imposed by our primary creditor. On June 27, 2005 the Board awarded compensation to the three directors, other than our CEO in an amount equal to the difference between $.50 (the original option price) and $1.47 (the last sale price on the prior day), or $.97 per option share, times 25,000, or $24,250 to each of the three directors.

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

       Mr. F.W. Murray's employment contract provides for the following payments upon termination of his employment. If he is discharged with "cause" (other than for death or permanent and total disability) or if he resigns for "good reason" or because of a "change in control", Mr. Murray shall be entitled to receive an amount equal to the lesser of 2.99 times his "base amount" within the meaning of
Section 280G(b)(3) of the Internal Revenue Code, as amended, or the balance of his salary for the remaining term of the Agreement. In addition, during the period in which Mr. Murray is entitled to receive post-termination compensation, the Company will pay the premiums in connection with his continued participation in the Company's group health plans pursuant to COBRA, subject to the terms and conditions of such plans. In the event of Mr. Murray's death during the term of his employment, his estate will be entitled to receive solely his salary through the date of death and any amounts payable on account of his death under any insurance or benefit plans or policies maintained by the Company, in addition to any vested stock options that he may have. Upon termination for permanent and total disability or as a result of his resignation within 12 months following a "change in control", he will be entitled to a continuation of his base salary for a period of one year, plus any amounts payable on account of his disability or incapacity under any insurance or benefit plans or policies maintained by the Company and any vested stock options. In the event Mr. Murray is discharged for "cause" or resigns without "good reason", Mr. Murray's sole entitlement is the receipt of base salary for any days worked through the date of termination and any vested stock options.

       In April of 2001, when we acquired (under a bareboat charter) the vessel operations of the entity now known as Palm Beach Maritime Corporation, we became obligated to honor employment contracts between Palm Beach Maritime Corporation and its employees. That included an Employment Agreement with Francis X. Murray, the son of our CEO, Francis W. Murray. Mr. F.X. Murray had been the president of Palm Beach Maritime Corporation and became vice president of our subsidiary, which is now ITG Vegas, Inc. The employment agreement with Mr. F.X. Murray (which had an initial term of three years which ended December 31, 2003) automatically renews for one-year terms on January 1 of each year unless previously terminated. The employment agreement with Mr. F.X. Murray provides for a base salary of $310,000 per year and an annual bonus of up to 25% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club, life insurance for the benefit of the executive's dependents in the amount of $1,000,000 and other expense benefits. In addition, the executive is eligible for awards of stock options outside of his employment agreement, and received in that respect options to purchase 90,000 shares of common stock on June 27, 2005, at an exercise price of $2.00 per share.

       Under Mr. F.X. Murray's employment agreement, if the Company terminates his employment other than for "cause", "death or disability", or if the executive terminates his employment for "good reason" following a "change of control" then in any such case the Company shall pay to the executive all amounts of base salary and bonus, and shall maintain in effect all of his benefits, which otherwise would have become due through the end of the term of the agreement. If the executive's employment is terminated by the Company for "cause", or if the executive voluntarily terminates his employment other than for "good reason", then the Company shall have no further obligation other than to pay him his base salary through the effective date of termination and any other accrued compensation and benefits. If his employment terminates by reason of "disability" then the Company will pay, for the balance of the term of the contract, any difference between the amount of his base salary and any disability payments he may be entitled to receive under any Company-sponsored disability plan.

Compensation Committee Interlocks and Insider Participationf

       The Company does not have a compensation committee of the Board of Directors, and the full Board decides executive compensation. Mr. Francis W. Murray, a member of the Board of Directors, currently serves as our President and Chief Executive Officer and his son, Mr. Francis X. Murray, is Vice
President and Chief Operating Officer of our ITG Vegas subsidiary. Another director, Mr. Robert J. Quigley is a former President and Chief Executive Officer of the Company, and continues to serve as a part-time employee of one or more Company subsidiaries. During the last fiscal year, none of our directors has served on the Compensation Committee of any other company.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

       The following table sets forth certain information with respect to the beneficial ownership, as of June 30, 2005, of each person who we knew to be the beneficial owner of more than 5% of our common stock. To the Company's knowledge, each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated. As of June 30, 2005 there were 10,567,487 shares of outstanding stock.

--------------------------------------------------------------------------------
                                       Common Stock
                                       ------------
Name and Address of
Beneficial Owner           Number of Shares         Percent Of Class
----------------           ----------------         ----------------

Francis W. Murray             5,913,873       (1)   56%
211 Benigno Boulevard
Suite 210
Bellmawr, NJ 08031

Frank A. Leo                    736,201       (2)   7%
44 Minnbrook Rd
Colts Neck, NJ 07722

--------------------------------------------------------------------------------

(1) Includes 300,000 shares of common stock issuable upon the exercise of stock options at $5.00 per share and 724,143 shares of common stock issuable upon the exercises of stock options at $2.00 per share.

(2)  Includes 200,000 shares purchasable under stock options at $0.50 per share.


Security Ownership of Management

       The following table sets forth certain information with respect to the beneficial ownership, as of June 30, 2005, of (i) each director, (ii) the Named Executives and (iii) all of our directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

--------------------------------------------------------------------------------
Name of Beneficial Owner      Number of Shares          Percent of Class
------------------------      ----------------          ----------------

Francis W. Murray                   5,913,873    (1)    56%
James J. Murray                          -              -
Walter ReDavid                           -              -
Robert J. Quigley                     179,169    (2)    1.7%
William H. Warner                     123,124    (3)    1.2%
Francis X. Murray                      90,000    (4)     .9%
All executive officers and
 directors as a group               6,306,166    (4)    60%
 (6 persons)
--------------------------------------------------------------------------------

(1)  Includes 1,024,143 shares issuable upon the exercise of stock options.
(2) Includes 100,000 shares of common stock issuabl upon the exercise of options. Includes 75,000 shares issuable upon the exercise of stock options and 48,000 shares issuable to
(3) Mr.Warner provided he agrees to accept such shares as payment of obligations due him by the Company.
(4)  Consists of shares of common stock issuable upo the exercise of options.


Equity Compensation Plan Information

       The following table contains information on Equity Compensation Plans that have been and have not been approved by security holders at June 30, 2005:

                                                                       Number of securities
                                                                       remaining available for
                        Number of                                      future issuance under
                        Securities to be         Weighted average      equity compensation
                        issued upon exercise     exercise price of     plans (excluding
                        of outstanding options,  outstanding options,  securities reflected in
                        warrants and rights      warrants and rights   column (a)
Plan Category                      (a)                  (b)                    (c)
----------------------  ---------------------    -------------------   -----------------------
Equity compensation
plans approved by                   -0-                  N/A                    N/A
security holders
Equity compensation
plans not approved by            2,635,643               3.00                1,000,000
security holders
                        ---------------------    -------------------   -----------------------
Total                            2,635,643               3.00                1,000,000
                        =====================    ===================   =======================

       Set forth below is a summary of the material terms of stock opns granted by the Company which were not approved by the Company's security holders.

       In Fiscal 2005 the Board of Directors awarded Mr. Francis W. Murray a non-qualified option to purchase 724,143 shares at $2.00 per share for compensation of tax consequences incurred by Mr. Murray as a result of the PDS Transactions and it awarded Francis X. Murray non-qualified options to purchase 30,000 shares at $2.00 per share as part of his employment contract extension and options to purchase 60,000 shares at $2.00 per share under the 2005 Stock Option and Award Plan it had adopted. The 2005 Stock Option and Award Plan is subject to shareholder approval which must be obtained prior to June 26, 2006. Additionally during the year the Board of Directors approved the issuance options to purchase 210,000 shares also at $2.00 per share to various employees under the 2005 Stock Option and Award Plan, subject to stockholder approval which must be obtained prior to June 26, 2006.

       Pursuant to a Non-qualified Stock Option Agreement dated January 7, 2002 between the Company and

William H. Warner, the Company granted an option to purchase 75,000 shares of Common Stock to Mr. Warner, for a purchase price of $0.26875 per share. The options vested immediately and expire December 31, 2010. The options are not transferable other than by will or the laws of descent and distribution, and, during the lifetime of the optionee, are exercisable only by the optionee. The options remain exercisable following termination of employment, until their scheduled expiration date.

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

       In connection with other prior agreements with former officers, directors and employees, the Company granted non-qualified options to purchase 1,061,500 shares of Common Stock at prices that range from $.20 to $5.00 per share. All the options were granted at prices equal to at least 100% of the fair market value of the stock at the time of the grant. All the options vested immediately and expire ten years after thier issuance. The options expire at various times from January 2006 to October 2010.

       In Fiscal 1996 the Company granted warrants to purchase 275,000 shares of Common Stock at $4.00 per share as a finder's fee in connection with the purchase of its El Rancho property. These warrants expire in April 2006.

Summary of 2005 Stock Option and Award Plan

       On June 27, 2005, the Board adopted a 2005 Stock Option and Award Plan (the "Plan") and granted stock options to a number of employees for the purchase of 300,000 shares of our common stock at $2 per share. The Plan provides that all options will terminate, however, if the Plan is not approved by action of our shareholders within one year (by June 26, 2006). The Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, and awards of common stock to employees, directors, consultants and advisors of the Company and of the Company's affiliates. The options are intended to provide such persons with additional incentive to devote themselves to the future success of the Company, and to improve the ability of the Company and its affiliates to attract, retain and motivate officers, employees, directors, consultants and advisors.

       Under the Plan, either the Board of Directors or a committee of the Board charged with administering the Plan (the "Committee") may award shares of common stock and may grant options to purchase shares of common stock. The Board or committee will determine the number of shares subject to each award or option, the conditions and restrictions applicable to shares awarded under the Plan, and the manner and time of a stock option's exercise and the exercise price per Share of stock subject to the option, all of which will be specified in the applicable award agreement or option certificate. Options may be either incentive stock options or non-qualified stock options for federal income tax purposes. The options will be non-qualified options unless specifically designated as an incentive stock option at the time of the grant. The Board or Committee has the discretion to determine which type of option to grant.

       Incentive options may be exercised by written notice to the Company, and may not be exercised more than 90 days after an employee's employment terminates for any reason other than death, retirement with the consent of the Board or in accordance with a tax-qualified retirement plan. In the event of termination of employment resulting from death, or retirement with the consent of the Board or in accordance with a retirement plan, the incentive options may be exercised for one year after the employee leaves the Company. The term of an option generally may not exceed 10 years. The term of an incentive stock option granted to a 10% shareholder, however, may not exceed five years.

       Incentive stock options generally may not have an exercise price less than the fair market value of the Common Stock on the date of grant, except that the exercise price of an incentive stock option granted to a 10% shareholder shall be at least 110% of the fair market value of the Common stock on the date of grant. In any one calendar year, the aggregate fair market value, determined as of the date of grant, of shares for which any employee may be granted incentive stock options that first become exercisable, may not exceed $100,000. The option exercise price is payable in cash, by certified or cashier's check, or at the discretion of the Committee, in shares of common stock having an aggregate fair market value on the date of exercise equal to the option exercise price.

       Awards of stock granted under the Plan will be in writing and will state the number of shares of common stock awarded and the name of the grantee. The Board or Committee may also specify conditions under which the grantee must convey to the Company the shares covered which apply to an award granted under the Plan. The Board or Committee may at its discretion require that shares with such conditions be held in an escrow account under the grantee's name.

       Term of Plan: The Plan became effective on June 27, 2005, after it was approved by the Board of Directors. It does not have a termination date.

       Administration of Plan: The Plan will be administered by the Board of Directors or a committee of the Board consisting of two or more directors. At the discretion of the Board of Directors, a separate committee consisting of non-employee directors will administer the Plan for any person who is an officer or director of the company. Subject to the terms of the Plan, the administrator of the Plan will have authority to, among other things: (1) select the individuals to receive awards; (2) determine the timing, form amount, or value and term of grants and awards; (3) determine the conditions and restrictions, if any, subject to which grants and awards will be made and become payable under the Plan; and (4) interpret the Plan.

       Eligibility: All employees and directors of the Company and its subsidiaries are eligible to receive options and awards of stock under the Plan. Consultants and advisors are also eligible, provided they perform bona fide services to the company unrelated to the sale of securities. The selection of participants from eligible employees is within the discretion of the Board or Committee. The Company estimates that there are currently four directors of the Company, two executive officers who are not directors, and approximately 30 other key employees and consultants of the Company and its subsidiaries who would be eligible to receive options or awards under the Plan.

       Shares Subject to Plan: A total of 1,300,000 shares of common stock are authorized for issuance under the Plan. If shares purchasable under an option are not issued because the option lapses or terminates, or if restricted shares awarded under the Plan are forfeited, such shares would again be available for inclusion in future awards or options. If there is a stock split, stock dividend, recapitalization or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and the prices of all outstanding options granted before such events.

       Transferability: Incentive stock options may not be transferred, except by will or the laws of descent and distribution. During the lifetime of the participant stock options are exercisable only by the participant. Non-qualified stock options may be transferred to family members, entities for the benefit of family members, and other persons determined by the Board or Committee, provided that no consideration is given for the transfer and that the option terms remain unchanged. If a participant dies, the unexercised portion of an incentive option may be exercised by the participant's estate, heirs or beneficiaries within 12months after the participant's death or until earlier lapse of the option.

       Change of Control: If, during the term of any option or award the Company is merged into, consolidated with or acquired by another entity or the Company reorganizes or liquidates, the Board or Committee, in its discretion, may declare all outstanding options then held by participants to be vested and the restrictions on awards of stock to lapse. The Board may also terminate all unexercised options, provided the owners of the options first are given an opportunity to exercise them. Finally, the Board may require that owners of options and awards surrender them in exchange for their fair market value.

       Amendment of the Plan: The plan may be amended by the Board of Directors, but shareholder approval will be required for any amendment which changes the class of eligible participants in the plan or increases the aggregate number of shares of stock that may be issued under the plan. Shareholder approval is explicitly not required for amendments to the Plan made to (a) comply with revisions to Rule 16b-3 of the Exchange Act that become effective after the plan becomes effective or (b) provide the security holder with exemption from potential liability under Section 16(b) of the Exchange Act.

       Federal Income Tax Consequences Relating to Awards and Options: The following summarizes the current U.S. federal income tax consequences generally arising with respect to awards and stock options under the Plan.

       Incentive Stock Options. A participant who is granted an incentive stock option does not realize any taxable income at the time of the grant or at the time of exercise, but in some circumstances may be subject to an alternative minimum tax as a result of the exercise. Similarly, we are not entitled to any deduction at the time of grant or at the time of exercise. If the participant makes no disposition of the shares acquired pursuant to an incentive stock option before the later of two years from the date of grant and one year from the date of exercise, any gain or loss recognized on a subsequent disposition of the shares will be treated as a long-term capital gain or loss. Under these circumstances, we will not be entitled to an deduction for federal income tax purposes. If the participant fails to hold the shares for that period, the disposal is treated as a disqualifying disposition. The gain on the disposition is ordinary income to the participant to the extent of the difference between the option price and the fair market value on the exercise date (or, under certain circumstances, the excess of the amount realized on the disposition over the adjusted basis of the shares). Any excess is long-term or short-term capital gain, depending on the holding period. Under these circumstances and subject to
Section 162(m) of the Code (which Code Section prohibits us from claiming deductions on our federal income tax returns for compensation in excess of$1,000,000 paid for a given fiscal year to the chief executive officer and the four other most highly compensated officers at the end of the fiscal year), we will be entitled to a tax deduction equal to the ordinary income amount the participant recognizes in a disqualifying disposition.

       Restricted Stock. A participant who has been granted an award of restricted shares of common stock will not realize taxable income at the time of the grant, and we will not be entitled to a tax deduction at the time of the grant, unless the participant makes an election to be taxed at the time of the award. When the restrictions lapse, the participant will recognize taxable income in an amount equal to the excess of the fair market value of the shares at that time over the amount, if any, paid for the shares. We would be entitled to a corresponding tax deduction. Dividends paid to the participant during the restriction period will also be compensation income to the participant and deductible as compensation expense by us. The holder of a restricted stock award may elect to be taxed at the time of grant of the restricted stock award on the market value of the shares, in which case we will be entitled to a deduction at the same time and in the same amount, dividends paid to the participant during the restriction period will be taxable as dividends to the participant and not deductible by us and there will be no further federal income tax consequences when the restrictions lapse. Subject to Section 162(m) of the Code, we may deduct in connection with any award any taxes required by law to be withheld.

Item 13. Certain Relationships and Related Transactions.

       During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. In Fiscal 2003, the limited partnership's indebtedness to us, including principal and accrued interest, in the amount of $929,541 was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis W. Murray and which owns the second real estate project (Ocean Club) described below. Such indebtedness was due December 31, 2004, but was extended by the Board of Directors to December 31, 2007, and bears an interest rate of 6%.

       In the second project, Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. As of June 30,2005, we had lent $2,034,405 in total to the project and we have accrued interest in the amount of $1,485,080 on the loan. These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Reality based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's condominium units will be adequate to meet its obligations and provide sufficient return to OC Realty with which to pay OC Realty's debt to us.

       As described in Item 1 of this Report ("Business - PDS Transactions"), beginning on July 7, 2004, we entered into Sub-Bareboat Charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Reference is made to the summaries of the PDS transactions set forth in
Item 1. Pursuant to our June 30, 2005 refinancing and restructuring (as loans) of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value as of Januuary 12, 2004 and for fair market value (to be determined by appraisal) in the case of the Big Easy. The charters are treated as capital leases since, once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels, as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel, and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy which we paid, amounting to approximately $3 million, that can be applied to the purchase price of the Big Easy.

       At a meeting in June 2005 the Board of Directors approved compensating Messrs. F.W. Murray and F.X. Murray $43,500 each for their personal guarantees which they were required to provide in order to complete the PDS loan on April 5, 2005. Messrs. Murray were required by PDS to personally guarantee the PDS loan, the proceeds of which were used by ITG Vegas to obtain the release of the Big Easy vessel from dry dock. The Board determined that a 1% guarantor compensation percentage would be used and paid as a guarantee fee.

       At its meeting on September 11, 2003 the Board of Directors authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. F.X. Murray, at $.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options were to be granted or issued until the Bankruptcy Trustee was paid in full, at which time the Company was to be authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. F.X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations. In June 2005 the Board of Directors approved replacing the authorized but ungranted options to Mr. Murray with a cash payment of $.97 per option share, or $19,400, which represented the difference between the original option price of $.50 and the prior day's closing price on June 26, 2005 of $1.47.

       From time to time Francis W. Murray has advanced funds to the Company to meet its operating expenses. Mr. Murray is normally reimbursed directly by the Company or through miscellaneous advances it may make on his behalf. During our fourth quarter ended June 30, 2005, Mr. Murray or companies owned or controlled by him made advances to the Company in the amount of approximately $2,150,000 to fund the Company's working capital needs. Additionally, the Company has deferred making payments to Mr. Murray or his companies, the majority of which were during the last quarter, for charter hire fees on the Palm Beach Princess and Big Easy vessels and for deferred salary. As of June 30, 2005, the total advances and deferred payments due him were $2,983,272. The timing of the repayment is unknown at this time. Approximately $1.7 million is due from the parent company and could be repaid if it were to receive sufficient funds from the sale of the Series B Preferred Stock. The balance is due from the ITG Vegas and its subsidiaries and repayment is restricted by the PDS loan agreement until such time as ITG Vegas achieves certain EBITDA levels. Interest to Mr. Murray is not being recorded at this time.

       At a meeting of the Board of Directors of the Company held on June 29, 2004 the board authorized compensating Francis W. Murray for tax consequences he would incur as a result of the PDS Transactions. The amount and form of such compensation was to be determined by the full board of directors when data as to such tax consequences became available. At its meeting on June 27, 2005 the Board of Directors determined that the tax effect of the transaction to Mr. Murray totaled $1,064,500 and that he should be compensated in that regard by granting him an option to purchase 724,143 shares at an exercise price of $2 per share. The number of option shares was determined by dividing the $1,064,500 by the closing stock price on June 27, 2005 of $1.47.

       We employ Tanuja Murray, daughter-in-law of Francis W. Murray. Mrs. Murray holds a law degree and is acting in the capacity of assistant to the Chairman involving the Company's exploration of gaming related business opportunities and horse related business. Mrs. Murray earns $60,000 per year in addition to the regular employee benefits paid by the Company.

       During the first quarter of Fiscal 2005, we re-entered the equine business. In addition to the purchase of horses from outside parties, we purchased horses, the majority being one and two year olds, from Francis W. Murray at prices to be determined by an appraisal of their values. Payment for such horses will only be made out of profits realized from the horses purchased from Mr. Murray, if any. It is our plan to bring these horses into racing if we consider them competitive following the training period, to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions.

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

                                            ----------------------------
                                                 Year Ended June 30,
                                             ---------------------------
                                                  2005          2004
                                                  ----          ----
    Audit fees excluding audit related fees  $      52,816  $     63,925
    Audit related fees                                   0             0
                                             -------------  ------------
    Total audit and audit related fees              52,816        63,925
    Tax related fees (1)                            14,575        15,000
    All other fees (2)                              13,491         6,472
                                             -------------  ------------
    Total fees                               $      80,882  $     85,397
                                             =============  ============

     (1) Tax fees include tax compliance, planning, research and return preparation services.
     (2)  All other fees consisted of fees for other accounting services.

     Pre-Approved Policies and Procedures

       The 2005 and 2004 audit services provided by Stockton Bates LLP were approved by the Board of Directors as we do not currently have an audit committee. As we do not have an audit committee, we have not implemented any pre-approved policies and procedures related to the provision of audit and non-audit services.

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

     3.   Exhibits.

       The following exhibits are filed as part of, or incorporated by reference into, this report:

    Exhibit
     Number   Description
     ------   -----------

       3.1#   Restated    Certificate   of    Incorporation   of   International
              Thoroughbred Breeders, Inc.

       3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

       4.1#   Certificate  of  Designation,  Preferences  and Rights of Series B
              Convertible   Preferred   Stock  of   International   Thoroughbred
              Breeders, Inc., dated June 29, 2005.

       10.1* Employment Agreement by and between the Registrant and Francis W. Murray dated as of December 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

       10.2 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

       10.3 $10,000,000 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

       10.4 Security Agreement, dated as of November 29, 2000, by and among Realen-Turnberry/Cherr Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

       10.5* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

       10.6* Stock Option granted to Francis W. Murray on January 15, 1997. (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 29, 1997)

       10.7*  Stock Option granted to Frank A. Leo on December 20, 1996.

       10.8 Master Lease dated as of July 6, 2004 among PDS Gaming Corporation, ITG Vegas, Inc. and ITG Palm Beach, LLC, together with Lease Schedules T-3, T-4 and T-5 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

       10.9 Promissory Note of Soffer/Cherry Hill Partners, LP dated June 16, 2004, in the principal amount of $35,842,027 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

    Exhibit
     Number   Description
     ------   -----------

       10.10 Agreement dated June 16, 2004, among Orion Casino Corporation, Turnberry/Las Vegas Boulevard, L.L.C. and Turnberry/Las Vegas Boulevard., L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

       10.11 Pledge Agreement dated June 16, 2004, between Raymond Parello and Orion Casino Corporation (incorporated by reference to Exhibit
              10.3 to the Registrant's  Current Report on Form 8-K dated July 6,
              2004)

       10.12 Shareholders' Agreement dated June 16, 2004, among Palm Beach Empress, Inc., Raymond Parello and MJQ Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

       10.13 Letter Agreement dated June 16, 2004, between Cherry Hill at El Rancho LP and Orion Casino Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

       10.14 Master Lease Agreement between Royal Star Entertainment, LLC and PDS Gaming Corporation, dated January 6, 2005. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

       10.15 Lease Schedule No. 1 between Royal Star Entertainment, LLC and PDS Gaming Corporation, dated January 6, 2005. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

       10.16 Guaranty (Lease) by International Thoroughbred Breeders, Inc. dated January 6, 2005. . (incorporated by reference to Exhibit
              10.5 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

       10.17# International  Thoroughbred  Breeders,  Inc. 2005 Stock Option and
              Award Plan adopted by the Board of Directors on June 27, 2005.

       10.18# Advisory  Agreement  dated  June 30,  2005  between  International
              Thoroughbred Breeders, Inc. and MBC Global, LLC for financial consulting services.

       10.19# Amendment  to the  Advisory  Agreement  dated as of June 30,  2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC, dated July 12, 2005.

       10.20# Registration Rights Agreement entered into as of June 30, 2005 by and among International Thoroughbred Breeders, Inc. and the purchaser of the Company's Series B Convertible Preferred Stock.

       10.21# Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Palm Beach Princess entered into as of July 1, 2005 by and among Cruise Holdings I, LLC, the owner of the casino cruise ship Palm Beach Princess, Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc., as charterer of the vessel, and ITG Palm Beach, LLC.

       10.22# Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Big Easy, entered into as of July 1, 2005 by and among Cruise Holdings II, LLC, the owner of the casino cruise ship Big Easy, Palm Beach Empress, Inc., Palm Beach Maritime Corporation, ITG Palm Beach, LLC, as charterer of the vessel, and ITG Vegas, Inc.

       10.23# Loan and Security  Agreement dated as of June 30, 2005 between PDS
              Gaming Corporation, Cruise Holdings I, LLC, Cruise Holdings II, LLC, Royal Star Entertainment, LLC, Riviera Beach Entertainment, LLC, ITG Vegas, Inc., ITG Palm Beach, LLC, as the Borrower, and International Thoroughbred Breeders, Inc., Palm Beach Maritime Corporation, Palm Beach Empress, Inc., International Thoroughbred Gaming Development Corporation, as Guarantor, for a loan in the amount of $29,313,888.96.

    Exhibit
     Number   Description
     ------   -----------

       10.24# Preferred  Mortgage on the Casino  Cruise  Ship Royal Star,  dated
              June 30, 2005 by Royal Star Entertainment, LLC to PDS Gaming Corporation.

       10.25# Guaranty  Agreement made by International  Thoroughbred  Breeders,
              Inc. In favor of Palm Beach Empress, Inc. And Palm Beach Maritime Corporation as of June 30, 2005 for payment of all charter payments and expenses required to be paid by ITGV or ITGPB under their respective charters.

       10.26# Guaranty  Agreement made by International  Thoroughbred  Breeders,
              Inc., ITGDC, Palm Beach Empress, Inc. And Palm Beach Maritime Corporation, jointly and severally in favor of PDS Gaming Corporation as of June 30, 2005 for payment of all principal and interest and other costs required to be paid by borrower pursuant to the terms of the Loan Documents.

       10.27# Promissory Note of Borrowers in favor of PDS Gaming Corporation dated June 30, 2005 in the amount of $29,313,888.96

       10.28# Placement  Fee  Agreement   made  on  September  1,  2005  between
              International Thoroughbred Breeders, Inc, ITG-Vegas. and PDS Gaming Corporation for payment of a placement fee to PDS.

       21     Subsidiaries.

       31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       -----------------------------------------------
       * Constitutes a management contract or compensation plan.
       # As filed as an exhibit herewith

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

    Signature                        Title                          Date
    ---------                        -----                          ----

    /s/ Francis W. Murray   Chairman of the Board, President  October 13, 2005
    ----------------------- and Chief Executive Officer
    Francis W. Murray       (Principal Executive Officer)

     /s/ Francis W. Murray   Chief Financial Officer          October 13, 2005
     ----------------------  (Principal Financial and
    Francis W. Murray        Accounting Officer)

    /s/ James J. Murray      Director                         October 13, 2005
    -----------------------
    James J. Murray

    /s/ Robert J. Quigley    Director                         October 13, 2005
    -----------------------
    Robert J. Quigley

    /s/ Walter ReDavid       Director                         October 13, 2005
    -----------------------
    Walter ReDavid

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

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

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



Dated: October 13, 2005



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

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) for the registrant and have:

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


Dated: October 13, 2005



Name: Francis W. Murray
Title: Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of International Thoroughbred Breeders, Inc., a Delaware corporation (the "Company"), on Form 10-K for the year ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), Francis W. Murray, Chief Executive Officer and Chief Financial
Officer of the Company, does hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: October 13, 2005



Name: Francis W. Murray
Title: Chief Executive Officer and Chief
       Financial Officer

    Exhibit
     Number   Description
     ------   -----------

       3.1#   Restated    Certificate   of    Incorporation   of   International
              Thoroughbred Breeders, Inc.

       3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

       4.1#   Certificate  of  Designation,  Preferences  and Rights of Series B
              Convertible   Preferred   Stock  of   International   Thoroughbred
              Breeders, Inc., dated June 29, 2005.

       10.1* Employment Agreement by and between the Registrant and Francis W. Murray dated as of December 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001)

       10.2 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

       10.3 $10,000,000 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

       10.4 Security Agreement, dated as of November 29, 2000, by and among Realen-Turnberry/Cherr Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 30, 2000)

       10.5* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

       10.6* Stock Option granted to Francis W. Murray on January 15, 1997. (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 29, 1997)

       10.7*  Stock Option granted to Frank A. Leo on December 20, 1996.

       10.8 Master Lease dated as of July 6, 2004 among PDS Gaming Corporation, ITG Vegas, Inc. and ITG Palm Beach, LLC, together with Lease Schedules T-3, T-4 and T-5 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

       10.9 Promissory Note of Soffer/Cherry Hill Partners, LP dated June 16, 2004, in the principal amount of $35,842,027 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

       10.10 Agreement dated June 16, 2004, among Orion Casino Corporation, Turnberry/Las Vegas Boulevard, L.L.C. and Turnberry/Las Vegas Boulevard., L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

       10.11 Pledge Agreement dated June 16, 2004, between Raymond Parello and Orion Casino Corporation (incorporated by reference to Exhibit
              10.3 to the Registrant's  Current Report on Form 8-K dated July 6,
              2004)

       10.12 Shareholders' Agreement dated June 16, 2004, among Palm Beach Empress, Inc., Raymond Parello and MJQ Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

       10.13 Letter Agreement dated June 16, 2004, between Cherry Hill at El Rancho LP and Orion Casino Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

       10.14 Master Lease Agreement between Royal Star Entertainment, LLC and PDS Gaming Corporation, dated January 6, 2005. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

    Exhibit
     Number   Description
     ------   -----------

       10.15 Lease Schedule No. 1 between Royal Star Entertainment, LLC and PDS Gaming Corporation, dated January 6, 2005. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

       10.16 Guaranty (Lease) by International Thoroughbred Breeders, Inc. dated January 6, 2005. . (incorporated by reference to Exhibit
              10.5 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

       10.17# International  Thoroughbred  Breeders,  Inc. 2005 Stock Option and
              Award Plan adopted by the Board of Directors on June 27, 2005.

       10.18# Advisory  Agreement  dated  June 30,  2005  between  International
              Thoroughbred Breeders, Inc. and MBC Global, LLC for financial consulting services.

       10.19# Amendment  to the  Advisory  Agreement  dated as of June 30,  2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC, dated July 12, 2005.

       10.20# Registration Rights Agreement entered into as of June 30, 2005 by and among International Thoroughbred Breeders, Inc. and the purchaser of the Company's Series B Convertible Preferred Stock.

       10.21# Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Palm Beach Princess entered into as of July 1, 2005 by and among Cruise Holdings I, LLC, the owner of the casino cruise ship Palm Beach Princess, Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc., as charterer of the vessel, and ITG Palm Beach, LLC.

       10.22# Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Big Easy, entered into as of July 1, 2005 by and among Cruise Holdings II, LLC, the owner of the casino cruise ship Big Easy, Palm Beach Empress, Inc., Palm Beach Maritime Corporation, ITG Palm Beach, LLC, as charterer of the vessel, and ITG Vegas, Inc.

       10.23# Loan and Security  Agreement dated as of June 30, 2005 between PDS
              Gaming Corporation, Cruise Holdings I, LLC, Cruise Holdings II, LLC, Royal Star Entertainment, LLC, Riviera Beach Entertainment, LLC, ITG Vegas, Inc., ITG Palm Beach, LLC, as the Borrower, and International Thoroughbred Breeders, Inc., Palm Beach Maritime Corporation, Palm Beach Empress, Inc., International Thoroughbred Gaming Development Corporation, as Guarantor, for a loan in the amount of $29,313,888.96.

       10.24# Preferred  Mortgage on the Casino  Cruise  Ship Royal Star,  dated
              June 30, 2005 by Royal Star Entertainment, LLC to PDS Gaming Corporation.

       10.25# Guaranty  Agreement made by International  Thoroughbred  Breeders,
              Inc. In favor of Palm Beach Empress, Inc. And Palm Beach Maritime Corporation as of June 30, 2005 for payment of all charter payments and expenses required to be paid by ITGV or ITGPB under their respective charters.

       10.26# Guaranty  Agreement made by International  Thoroughbred  Breeders,
              Inc., ITGDC, Palm Beach Empress, Inc. And Palm Beach Maritime Corporation, jointly and severally in favor of PDS Gaming Corporation as of June 30, 2005 for payment of all principal and interest and other costs required to be paid by borrower pursuant to the terms of the Loan Documents.

       10.27# Promissory Note of Borrowers in favor of PDS Gaming Corporation dated June 30, 2005 in the amount of $29,313,888.96

       10.28# Placement  Fee  Agreement   made  on  September  1,  2005  between
              International Thoroughbred Breeders, Inc, ITG-Vegas. and PDS Gaming Corporation for payment of a placement fee to PDS.

       21     Subsidiaries.

       31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit
     Number   Description
     ------   -----------

       31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       -----------------------------------------------
       * Constitutes a management contract or compensation plan.
       # As filed as an exhibit herewith

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

Royal Star Entertainment, LLC                             Delaware

ITB Racing, Inc.                                          Delaware

ITG Panama, S. A.                                         Republic of Panama

Riviera Beach Entertainment                               Delaware

ITG Palm Beach, LLC                                       Delaware

Cruise Entertainment, LLC                                 Delaware