Form 10-Q
period 2005-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2005-11-21
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2005
                               -------------------------------------------------
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                              ---------------------------  ---------------------


Commission file number                       0-9624
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
Yes    X     No
   ---------    ----------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes          No     X
   ---------    ----------

Indicate by check as to whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes          No     X
   ---------    ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                         Outstanding at November 18, 2005
------------------------------           --------------------------------
Common Stock, $ 2.00 par value                  10,567,487 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                  for the Three Months ended September 30, 2005
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                          PAGE
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

     Consolidated Balance Sheets
              as of September 30, 2005 and June 30, 2005..................1-2

     Consolidated Statements of Operations
              for the Three Months ended
              September 30, 2005 and 2004.................................3

     Consolidated Statement of Stockholders' Equity
              for the Three Months ended September 30, 2005...............4

     Consolidated Statements of Cash Flows
              for the Three Months ended
              September 30, 2005 and 2004.................................5

Notes to Consolidated Financial Statements................................6-29

     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............30-37

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...38

     Item 4.  Controls and Procedures.....................................38

PART II. OTHER INFORMATION

     Item 2. Unregistered Sales of Equity Securities and Use of
              Proceeds....................................................39

     Item 6. Exhibits ....................................................39

SIGNATURES................................................................40

CERTIFICATIONS............................................................41

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005

                                     ASSETS

                                                              September 30,
                                                                   2005                  June 30,
                                                                (UNAUDITED)               2005
                                                             ------------------     ------------------
 CURRENT ASSETS:
       Cash and Cash Equivalents                         $           2,044,886    $         1,204,384
       Accounts Receivable                                              53,529              1,879,088
       Prepaid Expenses                                              1,631,554              1,392,315
       Other Current Assets                                            372,769                443,481
       Assets of Discontinued Operations                               401,710                401,747
                                                             ------------------     ------------------
            TOTAL CURRENT ASSETS                                     4,504,448              5,321,015
                                                             ------------------     ------------------


 VESSELS, EQUIPMENT & LIVESTOCK:
       Vessel - Palm Beach Princess - under Capital Lease           17,500,000             17,500,000
       Equipment                                                     3,164,503              3,118,284
       Leasehold Improvements - Port of Palm Beach                     987,974                987,267
       Livestock                                                       328,247                328,247
       Vessel Not Placed in Service - Big Easy -
        under Capital Lease                                         24,501,803             24,318,989
       Vessel Not Placed in Service - Royal Star                     3,011,292              2,971,141
                                                             ------------------     ------------------
                                                                    49,493,819             49,223,928
       LESS: Accumulated Depreciation and Amortization               3,166,917              2,625,763
                                                             ------------------     ------------------

            TOTAL VESSELS, EQUIPMENT & LIVESTOCK- NET               46,326,902             46,598,165
                                                             ------------------     ------------------



 OTHER ASSETS:
       Notes Receivable                                             14,278,651             14,278,651
       Vessel Deposits - Related Parties                            10,262,758             10,228,758
       Deposits and Other Assets - Related Parties                   4,558,028              4,482,171
       Deposits and Other Assets - Non-Related Parties               1,001,635              1,435,923
       Spare Parts Inventory                                           999,998              1,018,982
                                                             ------------------     ------------------
            TOTAL OTHER ASSETS                                      31,101,070             31,444,485
                                                             ------------------     ------------------


 TOTAL ASSETS                                            $          81,932,420    $        83,363,665
                                                             ==================     ==================

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,
                                                                   2005                  June 30,
                                                                (UNAUDITED)               2005
                                                             ------------------     ------------------

 CURRENT LIABILITIES:
       Accounts Payable                                  $           5,068,244    $         5,505,374
       Accrued Expenses                                              3,707,751              2,710,584
       Short-Term Debt                                                 935,717              1,090,479
       Vessel Lease Payable - Current Portion                        6,164,293              5,020,136
       Current Advances From Related Parties                         3,276,705              2,983,271
       Deferred Interest - Short-Term                                  504,053                497,685
       Short-Term Debt - Related Parties                               496,164                196,164
       Liabilities of Discontinued Operations                          403,400                401,000
                                                             ------------------     ------------------
            TOTAL CURRENT LIABILITIES                               20,556,327             18,404,693
                                                             ------------------     ------------------

 LONG-TERM LIABILITIES:
       Vessel Lease Payable - Long Term Portion                     27,581,056             29,530,585
       Long-Term Debt - Net of Current Portion                       2,623,611              2,683,432
       Deferred Interest - Long-Term                                 1,370,396              1,501,185
       Long-Term Advances From Related Parties                          77,650                 98,099
                                                             ------------------     ------------------
            TOTAL LONG-TERM LIABILITIES                             31,652,713             33,813,301
                                                             ------------------     ------------------

 DEFERRED INCOME                                                     1,577,304              1,595,220

 COMMITMENTS AND CONTINGENCIES                                               -                      -


 STOCKHOLDERS' EQUITY:
       Series A Preferred Stock, $100 Par Value,
          Authorized 500,000 Shares, 362,844
          Issued and Outstanding                                    36,284,375             36,284,375
       Series B Convertible Preferred Stock,
          $10 Par Value, Authorized 500,000 Shares,
          197,300 Issued and Outstanding                             1,973,000                      -
       Common Stock, $2 Par Value, Authorized
          25,000,000 Shares, Issued, 11,482,564 and
          Outstanding, 10,567,487                                   22,965,125             22,965,125
       Capital in Excess of Par                                     20,855,833             20,112,328
       (Deficit) (subsequent to June 30, 1993,
          date of quasi-reorganization)                            (53,474,303)           (49,352,173)
                                                             ------------------     ------------------
                                                                    28,604,030             30,009,655
       LESS:
          Treasury Stock, 915,077 Shares                              (457,538)              (457,538)
          Deferred Compensation, Net                                      (416)                (1,666)
                                                             ------------------     ------------------
            TOTAL STOCKHOLDERS' EQUITY                              28,146,076             29,550,451
                                                             ------------------     ------------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $          81,932,420    $        83,363,665
                                                             ==================     ==================

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                          September 30,
                                                            -----------------------------------------
                                                                  2005                    2004
                                                            ------------------     ------------------
 OPERATING REVENUES:
       Gaming                                            $          6,232,595     $        5,329,507
       Fare                                                           627,080                540,665
       On Board                                                       467,529                411,328
       Other                                                           63,863                 96,822
                                                            ------------------     ------------------
            NET OPERATING REVENUES                                  7,391,067              6,378,322
                                                            ------------------     ------------------

 OPERATING COSTS AND EXPENSES:
       Gaming                                                       2,142,029              2,114,088
       Fare                                                           975,632                960,198
       On Board                                                       218,295                211,113
       Maritime & Legal Expenses                                    1,846,962              1,467,781
       General & Administrative Expenses                              611,824              1,004,193
       General & Administrative Expenses - Parent                     573,730                427,583
       Ship Development Costs - Big Easy                            2,332,773                      -
       Ship Development Costs - Royal Star                            350,569                      -
       Equine Costs                                                   241,504                      -
       Development Costs - Other                                      274,019                524,814
       Depreciation & Amortization                                    657,198                398,879
                                                            ------------------     ------------------
            TOTAL OPERATING COSTS AND EXPENSES                     10,224,535              7,108,649
                                                            ------------------     ------------------

 OPERATING INCOME (LOSS)                                           (2,833,468)              (730,327)
                                                            ------------------     ------------------

 OTHER INCOME (EXPENSE):
       Interest and Financing Expenses                             (1,216,779)            (1,011,600)
       Interest and Financing Expenses - Related Party               (151,438)              (155,991)
       (Loss) on Impairment of Note Receivable                              -               (200,000)
       Interest Income                                                 13,667                 74,343
       Interest Income Related Parties                                 64,541                  3,974
       Other Income                                                     8,347                    241
                                                            ------------------     ------------------
            TOTAL OTHER INCOME (EXPENSE)                           (1,281,662)            (1,289,033)
                                                            ------------------     ------------------

 INCOME (LOSS) BEFORE TAX PROVISION
 AND EXTRAORDINARY ITEM                                            (4,115,130)            (2,019,360)
        Income Tax Expense (Benefit)                                    7,000                (42,000)
                                                            ------------------     ------------------

 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                           (4,122,130)            (1,977,360)

 EXTRAORDINARY ITEM -  Fees charged to related
       parties for Master Settlement Agreement ( Note 13)                   -              3,560,000
                                                            ------------------     ------------------

 NET INCOME (LOSS)                                       $         (4,122,130)    $        1,582,640
                                                            ==================     ==================


 NET BASIC INCOME (LOSS) PER COMMON SHARE                $              (0.39)    $             0.16
                                                            ==================     ==================

 NET DILUTED INCOME (LOSS) PER COMMON SHARE              $              (0.39)    $             0.15
                                                            ==================     ==================

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Basic                                     10,567,487              9,718,796
                                                            ==================     ==================

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Diluted                                   10,567,487             10,258,358
                                                            ==================     ==================


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                  Series A                    Series B Convertible
                                                                  Preferred                         Preferred
                                                         ----------------------------   ------------------------------
                                                            Number of                     Number of
                                                             Shares       Amount           Shares           Amount
                                                         -------------   ------------   --------------  --------------
BALANCE - JUNE 30, 2005                                       362,844  $  36,284,375                -  $            -

   Series B Convertible Preferred Shares Issued                                               197,300       1,973,000
   Compensation for Options Granted to Non-Employees
   Amortization of Deferred Compensation Costs                      -              -                -               -
Net (Loss) for the Three Months Ended September 30, 2005            -              -                -               -
                                                         -------------   ------------   --------------  --------------

BALANCE - SEPTEMBER 30, 2005                                  362,844  $  36,284,375          197,300  $    1,973,000
                                                         =============   ============   ==============  ==============

                                                                    Common
                                                         -------------------------------
                                                           Number of
                                                             Shares          Amount
                                                         -------------   ---------------
BALANCE - JUNE 30, 2005                                    11,482,564  $     22,965,125

   Series B Convertible Preferred Shares Issued
   Compensation for Options Granted to Non-Employees
   Amortization of Deferred Compensation Costs                      -                 -
Net (Loss) for the Three Months Ended September 30, 2005            -                 -
                                                         -------------   ---------------

BALANCE - SEPTEMBER 30, 2005                               11,482,564  $     22,965,125
                                                         =============   ===============

                                                               Capital                        Treasury     Deferred
                                                              in Excess                         Stock       Compen-
                                                                of Par         (Deficit)       At Cost      sation         Total
                                                           ---------------   -------------   ----------   ----------   -------------
BALANCE - JUNE 30, 2005                                  $     20,112,328  $  (49,352,173) $  (457,538) $    (1,666) $   29,550,451

   Series B Convertible Preferred Shares Issued                   656,915                                                 2,629,915
   Compensation for Options Granted to Non-Employees               86,590                                                    86,590
   Amortization of Deferred Compensation Costs                          -               -            -        1,250           1,250
Net (Loss) for the Three Months Ended September 30, 2005                -      (4,122,130)           -            -      (4,122,130)
                                                           ---------------   -------------   ----------   ----------   -------------

BALANCE - SEPTEMBER 30, 2005                             $     20,855,833  $  (53,474,303) $  (457,538) $      (416) $   28,146,076
                                                           ===============   =============   ==========   ==========   ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                          September 30,
                                                             ----------------------------------------
                                                                   2005                   2004
                                                             ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS        $        (4,122,130)   $        1,582,640
      Adjustments to reconcile income (loss) to net cash
     (used in) provided by operating activities:
        Depreciation and Amortization                                 657,198               398,879
        Compensation for Options Granted                               86,590                     -
        Impairment of Note                                                  -               200,000
        Increase in Deferred Income                                   (17,916)              190,863
        (Decrease) in Deferred Income - Related Parties                     -            (4,000,000)
        Changes in Operating Assets and Liabilities -
           Decrease in Accounts Receivable
           ($1.3 million received from PDS)                         1,825,554                 4,596
           (Increase) Decrease in Other Assets                         70,712               (14,278)
           (Increase) in Prepaid Expenses                            (239,239)             (259,740)
           Increase in Accounts Payable and
            Accrued Expenses                                          508,586               298,865
                                                            ------------------     -----------------
      CASH (USED IN) OPERATING ACTIVITIES BEFORE
         DISCONTINUED OPERATIONS                                   (1,230,645)           (1,598,175)
      CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                2,400                 2,400
                                                            ------------------     -----------------
      NET CASH (USED IN) OPERATING ACTIVITIES                      (1,228,245)           (1,595,775)
                                                            ------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Series B Preferred Stock                  2,959,500                     -
    Fees Paid on Sale of Series B Preferred Stock                    (244,500)                    -
    Purchase and Improvements of Big Easy - Related Party            (182,814)           (3,701,297)
    Purchase and Improvements of Royal Star                           (40,151)             (771,196)
    Note Receivable Collected - Related Party                               -             2,600,748
    Advances Collected -  Related Party                                     -               921,789
    Livestock Expenditures                                                  -              (275,971)
    Capital Expenditures                                              (46,217)             (295,313)
    (Increase) Decrease in Other Investment Activity                   24,276               (64,911)
                                                            ------------------     -----------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           2,470,094            (1,586,150)
                                                            ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances Received from Related Parties                            100,073                     -
    Principal Payments on Short Term Notes                            (11,026)               (6,029)
    Principal Payments on Long Term Notes                            (490,432)                    -
    Principal Payments on Long Term Debt -
     Related Parties                                                        -              (313,195)
    Decrease in Balances Due to/From
     Discontinued Subsidiaries                                          2,438                 1,687
                                                            ------------------     -----------------
      CASH (USED IN) FINANCING ACTIVITIES
        BEFORE DISCONTINUED FINANCING ACTIVITIES                     (398,947)             (317,537)
      CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                 (2,438)               (1,687)
                                                            ------------------     -----------------
      NET CASH (USED IN) FINANCING ACTIVITIES                        (401,385)             (319,224)
                                                            ------------------     -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  840,464            (3,501,149)
          LESS CASH AND CASH EQUIVALENTS  FROM
            DISCONTINUED OPERATIONS                                        38                  (713)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD          1,204,384             7,508,632
                                                            ------------------     -----------------

      CASH AND CASH EQUIVALENTS AT END OF THE PERIOD      $         2,044,886    $        4,006,770
                                                            ==================     =================

      Supplemental Disclosures of Cash Flow Information:
           Cash paid during the period for:
           Interest                                       $         1,434,991    $          654,862
           Income Taxes                                   $                 -    $                -

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - International Thoroughbred Breeders, Inc., a Delaware corporation ("ITB" and together with its subsidiaries, the "Company"), was incorporated on October 31, 1980. Its principal operating subsidiary, ITG Vegas, Inc. ("ITG Vegas") is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly from the Port of Palm Beach, Florida, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book.

     Using the funding provided by the PDS Transactions (see Note 3) and working capital, our subsidiary, ITG Palm Beach, LLC ("ITGPB"), began making alterations, retrofits and improvements to a second vessel, the Big Easy, to prepare it for use as a casino cruise ship. After numerous delays caused by start up problems and hurricane Wilma, we expect to begin regular passenger service also from the Port of Palm Beach, Florida on November 19, 2005. The Big Easy is 237 feet in length and has a passenger capacity of approximately 1,000. There is 26,000 feet of casino space with approximately 530 slot machines, 23 table games, 8 poker tables and a sports book. The vessel has 3 specialty restaurants and 4 bars.

     During Fiscal 2005, we re-entered the equine business. We currently own 55 horses, a share of 15 horses, and lease 2 other horses, all of different ages. Several are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive after completion of training.

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

     (E) Accounting Periods - ITG Vegas ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days in each quarter. Periodically, this system necessitates a 14 week quarter which results in a 53 week year. During the quarter ended September 30, 2005, ITG Vegas' accounting period ended on October 2, 2005 as compared to October 1, 2004 in the quarter ended September 30, 2004.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     (G) Livestock - Livestock consists of thoroughbred horses and the assets are stated at cost. Costs of maintaining horses and other direct horse related costs are expensed in the period incurred. Stud fees are capitalized and become the basis of the resulting foal.

     (H) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense includes the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the three months ended September 30, 2005 and 2004, the amortized expense was $ 44,976 and $43,373, respectively.

     As a result of the PDS transactions (see Footnote 2) we are leasing the vessel M/V Palm Beach Princess and the Big Easy under capital lease arrangements. The Company began depreciating the M/V Palm Beach Princess during Fiscal 2005. Financing fees in connection with the PDS financings, are being amortized over the life of the loans. For the three months ended September 30, 2005 and 2004, the amortized expense associated with these finance costs was $131,069 and $25,684, respectively.

     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Beginning with fiscal years starting after December 15, 2001, SFAS 142 requires an annual impairment review based on fair value for all intangible assets with indefinite lives.

     (I) Net Assets of Discontinued Operations - At June 30, 2005 and 2004, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

     (J) Recent Accounting Pronouncements - In December 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and amends SFAS 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective for the period covered by this quarterly report on Form 10-Q for the first quarter of fiscal 2006.

     (K) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

     (O) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 has been deferred until such time as the note receivable on the sale has been collected. In connection with the PDS Transaction we have deferred the gain on the sale of equipment of $137,353 over the term of the equipment lease.

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

     (Q) Goodwill - Through the purchase of Leo Equity, we purchased the assets and operations of GMO Travel which was a 100% owned subsidiary of Leo Equity. GMO Travel provides reservations and travel services for our Palm Beach Princess subsidiary and other non-ship related travel activities. Travel services for the Palm Beach Princess include reservations and travel services for its numerous foreign employees and our customers, many of which rely on air travel to reach our location. The goodwill recorded in the amount of $193,946 represents the fair value of GMO Travel based on its discounted cash flows and the synergies and cost savings gained by the Palm Beach Princess.

(2)  UNREGISTERED SALES OF EQUITY SECURITIES

     On July 13, 2005 the Company began accepting subscriptions for the purchase of shares of the Company's Series B Convertible Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"). The subscriptions for Series B Preferred Stock have been received by the Company as part of a private offering of up to 500,000 shares of its Series B Preferred Stock, at a subscription price of $15.00 per share ($7.5 million, in the aggregate, if all 500,000 shares of Series B Preferred Stock are sold in the offering). Under the Subscription Agreement, each such subscriber will be entitled to receive, in addition to shares of Series B Preferred Stock at $15.00 per share, a stock purchase warrant for the purchase of 1.2 shares of the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Company's common stock for each share of Series B Preferred Stock purchased. Accordingly, if all 500,000 shares of Series B Preferred Stock are subscribed for, warrants to purchase an aggregate of 600,000 shares of the Company's common stock would then be issuable. The exercise price under each such warrant will be $3.25 per common share, and the warrants issued to purchasers of the Series B Preferred Stock will be exercisable for a term of three (3) years beginning one year after issuance. As of September 30, 2005 the Company has accepted subscriptions for the purchase of 197,300 shares of Series B Preferred Stock and has received approximately $2.66 million in net proceeds.

     The Series B Preferred Stock has been established by the Board of Directors pursuant to its authority under the Company's Certificate of Incorporation to fix the relative rights and preferences of the authorized but unissued preferred stock of the Company. Upon accepting subscriptions for purchases of the Series B Preferred Stock, the Company has entered into a Registration Rights Agreement with the purchasers, pursuant to which the Company has agreed to file a Registration Statement under the Securities Act of 1933, as amended, in order to register the resale of the shares of common stock of the Company issuable upon conversion of the Series B Preferred Stock and the shares of common stock issuable upon exercise of the accompanying stock purchase warrants, and to use its best efforts to cause such Registration Statement to be declared effective.

     The Series B Preferred Stock will automatically be converted into common stock upon the effective date of the Registration Statement covering the common shares issuable upon conversion. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. Based upon the initial conversion price of $2.00 and the subscription price of $15.00 for each share of Series B Preferred Stock, the number of common shares initially issuable upon conversion is 7.5 shares of common stock for each share of Series B Preferred Stock, or up to 3,750,000 additional new common shares if the Series B Preferred Stock offering is fully subscribed.

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

     As additional compensation to MBC Global, the Company agreed to issue three
(3) stock purchase warrants to MBC Global, one for the purchase of up to 150,000 shares of the Company's common stock at $2.50 per share, a second warrant for the purchase of up to 100,000 shares of the Company's common stock at $3.50 per share, and a third warrant for the purchase of up to an additional 150,000 shares of the Company's common stock at $4.50 per share. The actual number of common shares purchasable under each of these warrants will be determined by the number of shares of Series B Preferred Stock, described above, subscribed for in the Company's private offering by July 22, 2005 (or by such later date to which the Company may extend its private offering of Series B Preferred Stock). All three stock purchase warrants will have a term of four (4) years. In connection with the Advisory Agreement and such warrants, the Company entered into a Registration Rights Agreement with MBC Global pursuant to which the Company has agreed to file a Registration Statement under the Securities Act of 1933, as amended, covering the resale of shares of common stock purchasable under such MBC Global warrants, and to use its best efforts to cause such Registration Statement to be declared effective.

(3)  PDS TRANSACTION

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

     (A) On July 7, 2004 PBMC and its affiliate company, PBE, the Company and our subsidiaries ITG Vegas and ITG Palm Beach, LLC closed on a $23 million transaction with PDS. The transactions were structured as a sale/leaseback by PBMC and PBE, although, as to $20 million of the $23 million total, it was effectively equivalent to a secured loan against the Palm Beach Princess and the Big Easy vessels. Of the $23 million, $14 million was advanced to PBMC by an affiliate of PDS as purchase price in purchasing the Palm Beach Princess. The PDS affiliate leased and chartered the Palm Beach Princess back to PBMC and PBE,

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

which then subchartered the vessel to our subsidiary, ITG Vegas, Inc. Another $6 million of the $23 million was advanced for the benefit of PBMC and PBE for the purchase and retrofitting of the vessel Big Easy, which vessel PDS (through an affiliate) leased and chartered to PBMC and PBE, who, in turn, subchartered the Big Easy vessel to ITG Vegas, Inc. and a new wholly-owned subsidiary of ITG Vegas, ITG Palm Beach, LLC ("ITG Palm Beach"). The remaining $3 million of funding from PDS is for ITG Vegas and ITG Palm Beach's lease of gaming equipment for use on the Palm Beach Princess and Big Easy vessels.

     All of the outstanding capital stock of PBMC is owned by Francis W. Murray, our Chairman and Chief Executive Officer. PBMC owns 50% of the outstanding capital stock of PBE. The remaining 50% of the outstanding capital stock of PBE is owned by Raymond Parello and had been pledged to us to secure certain debts owed to us as described below under "Prior Operations - Sale of Las Vegas Note."

     Such sale-leaseback and ensuing subcharters accomplished our purposes of acquiring, by means of the Big Easy subcharter, a second vessel which we plan to operate from the Port of Palm Beach, and also paying off all of our indebtedness to the Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee"). We had been attempting to obtain financing for the purchase of the Big Easy for several months, but were unable to obtain financing on our own since all potential lenders required a mortgage against the Palm Beach Princess, which was owned by PBMC. PBMC was willing to utilize its vessel, the Palm Beach Princess, to obtain funds to acquire the Big Easy and then subcharter the Big Easy and Palm Beach Princess to ITG Vegas and ITG Palm Beach on a long term basis.

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

     Sale-Leaseback of the Princess. Prior to the closing of the PDS Transaction (the "Closing"), the Palm Beach Princess was owned by PBMC. PBMC was indebted under the Ship Mortgage Obligation in a principal amount of $12,000,000 plus accrued interest, the Brennan Trustee was the holder of the Ship Mortgage Obligation, and our subsidiary, ITG Vegas, had agreed to purchase the Ship Mortgage Obligation for a purchase price of $13,750,000 (the "Purchase Obligation") in order to obtain rights to operate the vessel under a bareboat charter. In addition, we were indebted to the Brennan Trustee in connection with our repurchase of 3,678,145 shares of our common stock (the "ITB Obligation"). As of Closing of the first PDS transaction on July 7, 2004, the aggregate outstanding amount of the Purchase Obligation and ITB Obligation was
$7,916,451.71, for all of which PBMC, ITG Vegas and ITB were jointly and severally liable. At the Closing, Cruise Holdings I, LLC ("Cruise I"), a subsidiary of PDS Gaming Corporation ("PDS"), purchased the Palm Beach Princess from PBMC for $14,000,000, $7,916,451.71 of which was paid by PBMC directly to the Brennan Trustee to satisfy the Purchase Obligation and the ITB Obligation.

     Also at July 7, 2004, Cruise I entered into a Bareboat Charter and Option to Purchase (the "Princess Charter") and a Master Lease Agreement (together with Lease Schedule No. 1 thereto, the "Princess Master Lease") to charter and lease the Palm Beach Princess to PBMC and PBE for a period of five years. The charter hire/rent payable by PBMC and PBE was $178,500 per month for the first 12 months and $391,762.80 for the remaining term.

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

     PBMC and PBE entered into a Sub-Bareboat Charter to charter the Palm Beach Princess to ITG Vegas and ITG Palm Beach for the same five year period. The charter hire payable by ITG Vegas and ITG Palm Beach to PBMC and PBE under the Princess Sub-Charter was $50,000 per month ($600,000 per year) plus one percent (1%) of the gross operating revenues of the Palm Beach Princess. Under the Princess Sub-Charter, PBMC granted to ITG Vegas and ITG Palm Beach an option to purchase PBMC's right to acquire the Palm Beach Princess at the end of the term, for an exercise price equal to the appraised value of the Palm Beach Princess, $17,500,000, to which certain amounts, including principal payments made by ITG Vegas on the PDS lease of the Palm Beach Princess were to be credited against the purchase price.

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

     The Big Easy Charter included an option for PBE to purchase the Big Easy at the end of the term and was structured the same as the Princess Charter in that the monthly payments of charter hire under the Big Easy Charter would reduce the purchase price for the Big Easy to zero and title would automatically pass to PBE.

     PBMC and PBE also entered into a Sub-Bareboat Charter to charter the Big Easy to ITG Vegas and ITG Palm Beach for a five year period. The charter hire payable by ITG Vegas and ITG Palm Beach under the Big Easy Sub-Charter was $100,000 per month ($1.2 million per year) plus one percent (1%) of the gross operating revenues of the Big Easy. Under the Big Easy Sub-Charter, PBE granted to ITG Vegas and ITG Palm Beach an option to purchase PBE's right to acquire the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, to be determined following commencement of operations of the Big Easy, to which certain amounts were to be credited.

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

     (C) On April 5, 2005, ITB and certain of its subsidiaries, together with PBMC, PBE, Francis W. Murray and Francis X. Murray, executed and delivered as joint and several co-borrowers, a promissory note payable to PDS in the amount of $4,350,000. The note evidenced a loan made by PDS to the Company, the proceeds of which were placed in escrow in order to obtain the release of the vessel the Big Easy from dry dock. The $4.35 million note bore interest at 20% per annum, until June 30, 2005 when it was refinanced. As further consideration to PDS, ITG Vegas, Inc. and ITG Palm Beach, LLC entered into a three-year lease of an additional $1.5 million of gaming equipment. Rental payments under such lease were $50,000 per month for 36 months.

     (D) On June 30, 2005, the Company, together with its subsidiaries, ITG Vegas, Inc. ("ITGV"), ITG Palm Beach, LLC ("ITGPB"), International Thoroughbred Gaming Development Corporation ("ITGD") and Riviera Beach Entertainment, LLC ("RBE") and Royal Star Entertainment, LLC ("RSE"), entered into a Loan and Security Agreement with PDS as lender, pursuant to which ITGV, RBE, RSE and ITGPB (collectively, the "Borrowers"), borrowed $29,313,889 to refinance the approximately $27 million in existing debts (whether in the form of loans, ship leases or ship charters) to PDS, with approximately $2.3 million of add-on financing being provided. The maturity of all of the new indebtedness will be July 1, 2009. Our overall annual interest rate on the new PDS loan is 15.5% until January 2006 at which time the interest rate on a portion of the loan presently equal to $2.8 million will increase to 20% until ITG Vegas' EBITDA exceeds $17 million on an annualized basis. Funding was completed on July 18, 2005 following the satisfaction of certain conditions, including the execution, delivery and recording of ship mortgages and all other closing documents.

     Equipment leases taken during our fiscal year 2005 will remain the same and the terms of the equipment leases and the loans, taken in January and April will be extended until July 1, 2009.

     Effective August 1, 2005 monthly interest and principal payments are due in the amount of approximately $1,100,000 during the first 2 years, with the remaining monthly payments decreasing slightly. The terms of the new loan require the Company to maintain an EBITDA of $7.5 million for the nine months ending October 2, 2005, $10.5 million for the twelve months ending January 1, 2006, increasing to $12 million for the twelve months ending October 1, 2006. If these levels are not maintained or if we should not be in compliance with other various loan covenants we will be in default of the loan.

     Under the Loan and Security Agreement signed on June 30, 2005 with PDS, upstream payments by the Borrowers to the Company are limited to $150,000 per month plus amounts of ITG Vegas' income tax savings attributed to inclusion in the Parent Company tax return. These payments can only be made provided no event of default has occurred (including compliance with the requirement that the Borrowers maintain an EBITDA for the vessels of $7.5 million for the nine months ending October 2, 2005, increasing to $10.5 million for the twelve months ending January 1,2006 with continual increases in EBITDA required increasing to $12 million for the twelve months ending October 1, 2006 and thereafter).

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

     The PDS indebtedness is secured by mortgages on the Royal Star, the Big Easy and the Palm Beach Princess, an assignment of our promissory note dated November 29, 2000 payable by Realen- Turnberry/Cherry Hill, LLC in the principal amount of $10 million, an assignment of our promissory note, dated May 1, 2002, payable by OC Realty in the principal amount of $2,021,176, and stock in certain of our subsidiaries.

     In connection with this refinancing, PBMC, an affiliate 100% owned by our Chairman and CEO, Francis W. Murray, acquired all of the membership interests of Cruise Holdings I, the owner of the casino cruise ship Palm Beach Princess, and PBE, an affiliate 50% owned by Mr. Murray, acquired all of the membership interests of Cruise Holdings II, the owner of the casino cruise ship the Big Easy. As a result, the Bareboat Charters between PBMC and Cruise I, and PBE and Cruise II, respectively, terminated, and, in place of the sub-Bareboat Charters by ITGV and ITGPB, these subsidiaries charter the vessels from Cruise I and Cruise II under substantially the same economic terms as had applied under their previous sub-Bareboat Charters in effect on July 7, 2004.

     (E) Placement Fee Agreement

     On September 1, 2005 the Company entered into a Placement Fee Agreement with PDS Gaming Corporation. In consideration of PDS providing $29.3 million in funding and lease agreements to the Company during its 2005 Fiscal year, ITB agreed to pay a Placement fee of $750,000 for such funding. ITB has made a deposit of $50,000 and the balance will be paid monthly beginning March 1, 2006 with monthly payments of $58,333, without interest, until February 1, 2007. The Placement Fee Agreement also permitted the Company to cancel an equipment lease it had signed with PDS on April 5, 2005. The original amount of the equipment lease was $1.5 million. Under the Placement Fee Agreement, the Company was permitted to cancel the lease after paying the $250,000 rental for the period to the date of cancellation, the equipment was returned to PDS and the Placement Fee Agreement was put in place of the equipment lease.

     (F) Deferral of Principal Payments on PDS Financing

     The Loan and Security Agreement signed on June 30, 2005 permits the Company to defer the principal portion of its scheduled payments of up to $3 million, providing the Company meets certain conditions. In order to conserve working capital the Company began deferring principal payments of approximately $450,000 on September 1, 2005 through November 1, 2005. This action was necessary due to the continued delays in receiving the necessary approvals to begin operating the Big Easy and the Company's current negative working capital position.

(4)  DESCRIPTION OF LEASING ARRANGEMENTS

     As mentioned in the footnote 3 above, the Company and several of its subsidiaries have entered into charter transactions for two vessels and lease transactions for equipment placed on three vessels.

     The charter for the Palm Beach Princess, which is currently in service, has been accounted for as a capital lease. Principal payments on the Palm Beach Princess portion of the loan ($14 million) will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The transaction described in Note 2 also included the charter of the Big Easy and a lease for gaming equipment aboard that vessel. As a result of the June 30, 2005 PDS transaction, we have accounted for the Big Easy charter as a capital lease. Principal payments on the Big Easy portion of the PDS loan of $12.6 million will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. The total costs of improvements made together with the present value of the minimum lease payments were used to calculate the capitalized vessel cost. Charter hire fees of $100,000 per month plus 1% of gross revenues will be accounted for as additional interest payments made on the capital lease. Depreciation expense will be recorded for the Big Easy following the vessel being placed in service using an estimated useful life of 20 years. The gaming equipment lease will be accounted for as an operating lease.

     The transaction described in Note 3(B) included a lease for gaming equipment aboard the vessel, Royal Star. The gaming equipment lease will be accounted for as an operating lease.

     Vessels, plant and equipment at September 30, 2005 include the following amounts for capitalized leases:


          Vessel, Palm Beach Princess       $       17,500,000

          Vessel, Big Easy                          17,050,721
                                                 -------------
          Less: allowance for depreciation          (1,875,991)
                                                 -------------
          Capital Leases                    $       32,674,730
                                                 =============

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2005:

Period ending September 30,

                         2006               $         8,658,186

                         2007                         8,987,638

                         2008                         8,979,341

                         2009                         7,475,490

                         2010                           747,148
                                                ---------------
Total minimum lease payments                $        34,847,803

Less: amount representing interest                   (8,554,019)
                                                ---------------
Present value of net minimum lease payment  $        26,293,784
                                                ===============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following is a schedule of lease liabilities due to PDS at September 30, 2005:

                                                                      September 30, 2005
                                                            -----------------------------------------
Vessel                                                       Short-Term    Long-Term        Total
----------------------------------------------------------  -----------  -------------  -------------
Palm Beach Princess                                        $  2,746,465  $  11,037,553  $  13,784,018

Big Easy                                                      3,417,828      9,091,938     12,509,766

Royal Star                                                      401,340      2,448,660      2,850,000
                                                              ---------     ----------     ----------
Amount due to PDS for vessels                                 6,565,633     22,578,151     29,143,784

Less: Royal Star Note shown in Notes Payable (See Note 9)      (401,340)    (2,448,660)    (2,850,000)

Fair Market Valuation - Palm Beach Princess                           -      3,500,000      3,500,000

Capital Lease Charter Valuation - Big Easy                    1,343,527      2,735,390      4,078,917
                                                              ---------     ----------     ----------
Total Short and Long Term Vessel Leases Payable            $  7,507,820  $  26,364,881  $  33,872,701
                                                              =========     ==========     ==========

     The following is a schedule of lease liabilities due to PDS at June 30, 2005 as a result of the June 30, 2005 transaction wherein we borrowed approximately $29 million to refinance the vessel leases for vessel lease payables as shown on the Balance Sheet:

                                                                         June 30, 2005
                                                            ------------------------------------------
Vessel                                                       Short-Term    Long-Term        Total
----------------------------------------------------------  -----------  --------------  -------------
Palm Beach Princess                                        $  2,746,465  $   11,253,535  $  14,000,000

Big Easy                                                      2,273,672      10,326,328     12,600,000

Royal Star                                                      401,340       2,448,660      2,850,000
                                                              ----------    -----------    -----------
Amount due to PDS for vessels                                 5,421,477      24,028,523     29,450,000

Less: Royal Star Note shown in Notes Payable (See Note 9)      (401,340)     (2,448,660)    (2,850,000)

Fair Market Valuation - Palm Beach Princess                           -       3,500,000      3,500,000

Capital Lease Charter Valuation - Big Easy                            -       4,450,722      4,450,722
                                                              ----------    -----------    -----------
Total Short and Long Term Vessel Leases Payable            $  5,020,137  $   29,530,585  $  34,550,722
                                                              ==========    ===========    ===========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Operating Leases

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2005:

Period ending September 30,

                         2006    $             3,142,168

                         2007                  2,765,830

                         2008                  1,867,875
                                     -------------------
Total minimum lease payments     $             7,775,873
                                     ===================


(5)  NOTES RECEIVABLE

     (A) Original Cherry Hill Note

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


     (B) Second Cherry Hill Note

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

     In exchange for the Las Vegas Note, the Company received cash payments from the Buyer of $2.8 million, a non-recourse loan from Turnberry Development, LLC, an affiliate of the Buyer, in the amount of $5 million and a promissory note issued by Soffer/Cherry Hill Partners, L.P. ("Cherry Hill Partners"), another affiliate of the Buyer, in the principal amount of $35,842,027 (the "Second Cherry Hill Note"). The principal

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

amount of the Second Cherry Hill Note equaled the unpaid principal plus all accrued and unpaid interest (at 22%) under the Las Vegas Note, less the $2.8 million in purchase price payments and $5 million non-recourse loan paid to the Company.

     The Company is not liable for repayment of the principal of the $5 million loan, however, the Company is obligated to pay interest and fees on such loan aggregating $600,000 per year ($50,000 per month) for five (5) years.

     The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that it generally is payable prior to maturity only from distributable cash of the maker. The maker under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, was delayed as a result of community opposition to certain elements of the development plan, and, while the Company believes that the development plan is now moving forward, the timing and amount of profits there remain uncertain. The Company already holds a promissory note in the face amount of $10 million, received from the purchaser of Garden State Park in connection with the sale of such real property, which the Company expects will be fully paid in time. While the Company expects that note to be fully paid, it is not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, the Company has written down the Second Cherry Hill Note on its books to $4,278,651. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated its share of proceeds from the sale of the Garden State Park property after collection of the $10 million note along with interest due on the note.

     The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the Buyer, in Palm Beach Empress, Inc., representing fifty percent (50%) of the stock in that company. Palm Beach Empress, Inc. is the entity formed to acquire the Big Easy, the second vessel which is chartered to a subsidiary of the Company, and which the Company has begun to operate as a casino cruise ship, similar to the operation of the casino "cruise to nowhere" business conducted by a subsidiary of the Company since April of 2001. The other fifty percent (50%) of the stock in Palm Beach Empress, Inc. is owned by PBMC, a corporation owned by Francis W. Murray, the Company's Chief Executive Officer. PBMC presently owns and charters to a subsidiary of the Company the Palm Beach Princess vessel, the operation of which has been the Company's primary operating business.

     Mr. Parello will have the right to acquire the Second Cherry Hill Note from the Company in exchange for his stock in Palm Beach Empress, Inc. Such "put" option held by Mr. Parello (giving him the right to put his stock in Palm Beach Empress, Inc. to the Company in exchange for the Cherry Hill Note) will effectively limit the value to the Company of the Second Cherry Hill Note to the value of Mr. Parello's one-half interest in Palm Beach Empress, Inc. Mr. Parello's put right will be exercisable upon the later to occur of (1) payment by or for the account of Cherry Hill Partners of $483,205.48 under the Second Cherry Hill Note, and (2) repayment of the entire principal balance of the non-recourse loan received by our Orion subsidiary in the principal amount of $5 million, referred to above (upon which repayment the Company's obligation to pay interest and fees of $600,000 per year on such loan would end). Such put option is set forth in the Shareholders' Agreement among Palm Beach Empress, Inc., Raymond Parello and PBMC, to which our Orion subsidiary has joined solely for the purpose of confirming its agreement (as holder of the Second Cherry Hill
Note) to the put option.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In the event Mr. Parello receives any dividends or other distributions on or proceeds from any sale of his shares in Palm Beach Empress, Inc., the same will be applied as a mandatory prepayment of the Second Cherry Hill Note.

(6)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                                     September 30,  June 30,
                                                        2005          2005
                                                     ------------  ----------
Long-Term Prepaid Loan Costs - Net of amortization
in the amount of ($655,337) and ($362,424),
respectively                                        $     666,650 $   959,563

Port Lease Rights                                         250,000     250,000

Other Misc. Assets                                         84,985     226,360
                                                     ------------  ----------
         Total                                      $   1,001,635 $ 1,435,923
                                                     ============  ==========

(7)  VESSEL DEPOSITS AND DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     (A) Vessel Deposits - Related Parties

     Beginning on July 7, 2004, we entered into Sub-Bareboat Charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Pursuant to our June 30, 2005 refinancing and restructuring of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value at the time of $17.5 million) and for fair market value (to be determined by appraisal) in the case of the Big Easy. Once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels; as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel; and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy in excess of $6 million which we paid, amounting to approximately $14 million, that can be applied to the purchase price of the Big Easy.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (B) Deposits and Other Assets - Related Parties (See Note 16):

                                                      September 30,   June 30,
                                                           2005        2005
                                                       -----------  ----------
Loans to the Ft Lauderdale Project (OC Realty, LLC)   $  2,769,989 $ 2,769,989

Accrued Interest on Loans to the Ft. Lauderdale
Project (OC Realty,LLC)                                  1,577,190   1,485,080

Goodwill on Purchase of GMO Travel                         193,946     193,946

Advances to PBMC                                            16,903      33,156
                                                       -----------  ----------
Total Deposits and Other Assets - Related Parties     $  4,558,028 $ 4,482,171
                                                       ===========  ==========

(8)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     (A) The following table represents the aging of accounts payable as of September 30, 2005 and June 30, 2005.

                      Total       Current   31-60 Days  61-90 Days  Over 91 Days
                    -----------  ----------  ---------- ----------- -----------
September 30, 2005  $ 5,068,244  $  820,084  $ 707,195   $  547,556  $2,993,409

June 30, 2005       $ 5,505,374  $1,472,680  $ 890,700   $1,382,776  $1,759,218

     (B) Accrued expenses consisted of the following as of September 30, 2005 and June 30, 2005

                                     September 30, 2005    June 30, 2005
                                     -------------------  ----------------
Trade Payables                   $             2,011,337 $         964,805

Payroll and Related Obligations                  767,246           915,177

Interest                                         463,779           161,040

Various State Taxes                              125,984           330,157

Prior State Tax Audit                            339,405           339,405
                                     -------------------  ----------------
Total                            $             3,707,751 $       2,710,584
                                     ===================  ================

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(9)  NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below. The June 30, 2005 capital lease refinancing loans with PDS other than the Royal Star loan are carried under lease liabilities (See Note 3).

                                                         September 30, 2005                        June 30, 2005
                                    Interest %    -----------------------------------    -----------------------------------
                                    Per Annum        Current            Long-Term           Current            Long-Term
                                  ------------    --------------    -----------------    --------------    -----------------
International Thoroughbred
Breeders, Inc.:
---------------
Francis X. Murray (A)                       8%  $        459,164  $               -0- $         159,164  $               -0-

William H. Warner (A)                      12%            37,000                  -0-            37,000                  -0-

Other                                  Various            25,000                  -0-            25,000                  -0-

ITG Vegas, Inc.:
----------------
PDS Gaming (B)                             10%           401,340            2,448,660           401,340            2,448,660

Maritime Services, Corp. (C)                9%           248,109                  -0-           410,187                  -0-

International Game Technology (D)           8%           221,331              147,300           221,296              190,621

Others                                 Various            39,937               27,651            32,656               44,151

Garden State Park:
------------------
Service America Corporation (E)             6%           160,000                  -0-           160,000                  -0-
                                                  --------------    -----------------    --------------    -----------------
                 Totals                         $      1,591,881  $         2,623,611 $       1,446,643  $         2,683,432

Net Liabilities of Discontinued
  Operations - Long Term                                (160,000)                 -0-          (160,000)                 -0-

Related Party Notes                                     (496,164)                 -0-          (196,164)                 -0-
                                                  --------------    -----------------    --------------    -----------------
Totals                                          $        935,717  $         2,623,611 $       1,090,479  $         2,683,432
                                                  ==============    =================    ==============    =================

     (A) On March 1, 2003, we issued a promissory note for a line of credit bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at June 30, 2005 was $159,164 and accrued interest was $29,052. On September 19, 2005 Mr. Murray lent an additional $300,000 to the Parent Company. At September 30, 2005 the outstanding balance on the line of credit was $459,164 and accrued interest was $32,306. In fiscal 2003 and fiscal 2005, we issued promissory notes for $24,000 and $13,000 respectively, bearing interest at 12% to William H. Warner, Secretary of the Company. The outstanding balance is due on demand. The proceeds from both notes were used for working capital.

     (B) On January 5, 2005, the Company and its subsidiary, Royal Star Entertainment, LLC ("RSE"), executed and delivered a promissory note in the original principal amount of $2,850,000 (the "Note"). The Note is secured by RSE's Preferred Ship Mortgage. The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375, or 2.75% of the principal amount of the Note. The proceeds of the Loan were used to make improvements to the vessel Royal Star or to the vessel Big Easy. The Note was originally due on January 17, 2006, however, the PDS re-financing completed on June 30, 2005 extended the terms of

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

this note to July 1, 2009. The interest rate is 10% until January 19, 2006 at which time the interest rate will be increased to 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $17 million at which time the interest rate will be reduced to 15%

     (C) On May 20, 2005, the Company's wholly owned subsidiary, ITG Palm Beach, LLC ("ITGPB"), together with an affiliate, Palm Beach Empress, Inc. ("PBE") issued a seven month promissory note in the amount of $569,482 bearing interest at 9% to Maritime Services, Corp. for drydock retrofit services performed on the Big Easy. A payment of $83,813 was due and paid on June 1, 2005, five (5) consecutive monthly installments of $83,813 are to be paid on the balance with a final Payment of $84,216 due on December 1, 2005. At September 30, 2005, the principal balance on the Maritime Services, Corp. note was $248,109.

     (D) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. In March 2005, ITG Vegas, Inc. issued an additional thirty month promissory note in the amount of $387,463 bearing interest at 8.15% to International Game Technology for the purchase of fully reconditioned gaming equipment. Thirty consecutive monthly installments of $14,319.49 are to be paid on the balance. At September 30, 2005, the principal balance on the two notes to International Game Technology note was $368,631 of which $221,331 was classified as short term and the balance of $147,300 was classified as long term.

     (E) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company is continuing to negotiate new terms under this note and if unsuccessful the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $32,400 as of September 30, 2005.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(10) VESSELS, EQUIPMENT AND LIVESTOCK

     Vessels owned and leased, equipment and livestock consist of the following:
Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

                                  Estimated Useful  September 30,     June 30,
                                   Lives in Years       2005            2005
--------------------------------  ----------------   -----------    -----------
Leased Vessel - Palm Beach               20         $ 17,500,000  $  17,500,000
 Princess

Leased Vessel Not Placed in
 Service  - Big Easy                    N/A           24,501,803     24,318,989

Vessel Not Placed in Service -
 Royal Star                             N/A            3,011,292      2,971,141

Equipment                               5-15           3,164,503      3,118,284

Leasehold Improvements                 15-40             987,974        987,267

Livestock                               N/A              328,247        328,247
                                                     -----------    -----------
Totals                                                49,493,819     49,223,928

Less Accumulated Depreciation
 and Amortization                                     (3,166,917)    (2,625,763)
                                                     -----------    -----------
                                                    $ 46,326,902  $  46,598,165
                                                     ===========    ===========

(11) RELATED PARTY DEBT

     The following schedule represents related party debt (See Note 16 - Related Party Transactions):

                                                                  September 30, 2005                June 30, 2005
                                                             ----------------------------     ----------------------------
                                                               Short-Term      Long-Term      Short-Term        Long-Term
                                                             --------------   -----------     ------------     -----------
Advances from OC Realty (Francis W. Murray  ownership)     $      2,753,203  $        -0-   $    2,800,964   $         -0-

Accrued Wages due to and Advances from Francis W. Murray            523,502           -0-          182,307             -0-

Advances from Palm Beach Maritime Corp.(formerly MJQ Corp.)
(Francis W. Murray  ownership)                                          -0-        77,650              -0-          98,099
                                                             --------------   -----------     ------------     -----------
          Total Long Term Debt - Related Parties           $      3,276,705  $     77,650   $    2,983,271   $      98,099
                                                             ==============   ===========     ============     ===========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(12) COMMITMENTS AND CONTINGENCIES

     See Note 3 for additional commitments and contingencies with respect to the PDS Transactions.

     See Note 16 for additional commitments and contingencies of the Company and transactions with related parties.

     See Note 17 with respect to events and developments after September 30, 2005.

     During the 2005 fiscal year, the Big Easy had been undergoing retrofit and improvements and we had originally expected to place the Big Easy in service during our third quarter of Fiscal 2005. Cost overruns and delays in having the vessel released from Dry Dock and in obtaining vessel certifications from the US Coast Guard have adversely affected the working capital of the Company. The result has been about $1 million per month in unexpected costs and expenses from April 1, 2005 to November 15, 2005; totaling about $7 million, which has contributed to the increase in our negative working capital. On October 11, 2005, we received certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. Although the Alternative Compliance Program certification procedure is less complex and time consuming than regular Coast Guard certification, it was nevertheless a rigorous process involving the jurisdiction of at least four separate departments of the United States Coast Guard and the ship's classification society, Lloyd's Register. As indicated by the table at the end of this footnote, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributed in part to the arrangement for procurement and refurbishment for the Big Easy. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

     On June 30, 2005, the Company, together with its subsidiaries, ITG Vegas, Inc. ("ITGV"), ITG Palm Beach, LLC ("ITGPB"), International Thoroughbred Gaming Development Corporation ("ITGD"), Riveria Beach Entertainment, LLC ("RBE") and Royal Star Entertainment, LLC ("RSE"), entered into a Loan and Security Agreement with PDS as lender, pursuant to which ITGV, RBE, RSE and ITGPB (collectively, the "Borrowers"), borrowed $29,313,889 to refinance the approximately $27 million in existing debts (whether in the form of loans, ship leases or ship charters) to PDS, with approximately $2.3 million of add-on financing being provided. The maturity of all of the new indebtedness will be July 1, 2009. The Company, ITGD, PBMC and PBE are guaranteeing the obligations of the Borrowers. Monthly payments of approximately $1.1 million will be required to fund the debt service on the new refinanced debt. (See Note 3)

     Our vessels are subject to the provisions of the International Convention on Safety of Life at Sea as Amended ("SOLAS 74"), which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service. The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards. The Amendments are applicable to all passenger ships engaged in international service, including retroactively those ships such as the Palm Beach Princess that were built prior to 1980. Under the terms of the Amendments, full compliance by older ships with SOLAS 74 standards is to be phased in and implemented over the years and completed no later than October 1, 2010. The Palm Beach Princess, in compliance with the SOLAS 74 requirements to date, has previously completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments, most notably being requirements that no combustible material be used in ships' structures and

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

that certain other interior structure and space standards be met. The precise nature and scope of necessary work will be determined in conjunction with the ship's classification society, Det norske Veritas. To accomplish such work may entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost. The Bareboat Charter and Option to Purchase Agreement for the Palm Beach Princess permits us to purchase the vessel for $17.5 million at the end of the charter period on July 1, 2009. We will be allowed credits for the payments made on the PDS lease of $14 million, provided such payments are made, and credits of up to $7.2 million against the purchase of the Palm Beach Princess. (However, use of the $7.2 million as a credit toward the Palm Beach Princess purchase would decrease the credits allowed for the purchase of the Big Easy since the $7.2 million credit can be used for the purchase of either vessel) (See Note 2 A) We will need to make a determination if it will be economically feasible to purchase the Palm Beach Princess at the end of the charter period considering the costs which may be involved in readying the vessel for "SOLAS" requirements.

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be approximately $750,000. However, we now estimate that the total cost of clean up to be approximately $830,000 including costs we have already spent according to the environmental consulting firm handling this matter. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $617,000 during prior fiscal years 2000, 2001 and 2002. As of September 30, 2005 we have accrued $211,000 for the additional work. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. It is unlikely that the Company will receive any insurance reimbursement for our costs of this remediation project.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The following table summarizes commitments on non-cancelable contracts and leases as of September 30, 2005.

                                                              Twelve Month Period Ended September 30,
                                           --------------------------------------------------------------     There-
                                              2006         2007          2008          2009        2010        after          Total
                                           ----------   ----------    ----------   -----------    -------    --------    -----------
Capital Leases:
    P.B. Princess - Principal & Interest $  4,525,373 $  4,701,153  $  4,701,154  $  3,917,628  $ 391,763  $        -   $ 18,237,071

       Bare Boat Charter - Related Party      960,000      960,000       960,000       800,000          -           -      3,680,000

    Big Easy - Principal & Interest         4,132,813    4,286,485     4,278,187     3,557,862    355,385           -     16,610,732

       Bare Boat Charter - Related Party    1,560,000    1,560,000     1,560,000     1,300,000          -           -      5,980,000

Notes and Mortgages:

   Principal & Interest                     2,386,412    1,313,893     1,137,137       456,825          -           -      5,294,267

    Interest Only                             166,603            -             -            -           -           -        166,603

Deferred Interest Payments                    600,000      600,000       600,000       350,000          -           -      2,150,000

Employee Contracts - Related Party            146,314            -             -             -          -           -        146,314

Operating Leases:

    Casino Equipment                        3,142,168    2,765,830     1,867,875             -          -           -      7,775,873

    Administrative & Office                   625,118      169,140        80,699         2,028      2,028         338        879,351

Purchase Obligations - Big Easy             2,092,176            -             -             -          -           -      2,092,176

Purchase Obligations                          594,755      151,006        61,006        61,006     61,006     193,184      1,121,963
                                           ----------   ----------    ----------   -----------    -------    --------    -----------
Total                                    $ 20,931,732 $ 16,507,507  $ 15,246,058  $ 10,445,349  $ 810,182  $  193,522   $ 64,134,350
                                           ==========   ==========    ==========   ===========    =======    ========    ===========


(13) LEGAL PROCEEDINGS

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

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2005, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we have recorded a $10.5 million impairment loss during the fiscal years ended June 30, 2005 and 2004 to reflect the estimated current market value of this note

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(15) EXTRAORDINARY ITEM

     The Master Settlement Agreement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee") included a final settlement by the Brennan Trustee with numerous parties. Among those parties were Leo Equity Group, Inc., Michael J. Quigley, III and Palm Beach Maritime Corp. ("PBMC") (formerly MJQ Corp.). During the quarter ended March 31, 2002 the Company charged Leo Equity Group $3 million and PBMC $1 million for their portion of expenses incurred by us and a success fee for the efforts of International Thoroughbred Breeders, Inc. in connection with the final settlement with the Brennan Trustee. We had deferred all income from these transactions until such time as payment was received. During the first quarter of Fiscal 2005 we recorded the payment for the previously deferred income, net of tax, in the amount of $3,560,000.

(16) RELATED PARTY TRANSACTIONS

     See  Footnote  3  for  related   party   transactions   regarding  the  PDS
Transaction.

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

     In the second project, Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. During Fiscal 2001 and Fiscal 2002, we lent $2,034,405 in total to the project and we have accrued interest in the amount of $1,485,080 on the loan. These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Reality based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's condominium units will be adequate to meet its obligations and provide sufficient return to OC Realty with which to pay OC Realty's debt to us.

     Beginning on July 7, 2004, we entered into Sub-Bareboat Charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Pursuant to our June 30, 2005 refinancing and restructuring of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value at the time of $17.5 million and for fair market value (to be determined by appraisal) in the case of the Big Easy. Once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels, as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel, and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy in excess of $6 million which we paid, amounting to approximately $14 million, that can be applied to the purchase price of the Big Easy.

     From time to time Francis W. Murray has advanced funds to the Company to meet its operating expenses. Mr. Murray is normally reimbursed directly by the Company or through miscellaneous advances it may make on his behalf. During our fourth quarter of Fiscal 2005 which ended June 30, 2005, Mr. Murray or companies owned or controlled by him made advances to the Company in the amount of approximately $2,150,000 to fund the Company's working capital needs. Additionally, the Company has deferred making salary payments to Mr. Murray and payments to his companies, the majority of which were during the last quarter, for charter hire fees on the Palm Beach Princess and Big Easy vessels. As of September 30, 2005, the total advances and deferred payments due him were $3,277,000. The timing of the repayment is unknown at this time. Approximately $1.7 million is due from the parent company and could be repaid if it were to receive sufficient funds from the sale of the Series B Preferred Stock. The balance is due from ITG Vegas and its subsidiaries and repayment by such entities is restricted by the PDS loan agreement until such time as ITG Vegas achieves certain EBITDA levels. Interest to Mr. Murray is not being recorded at this time.

     During Fiscal 2005, the Company re-entered the equine business. In addition to the purchase of horses from outside parties, the Company has purchased horses, the majority being one and two year olds, from Francis W. Murray at prices to be determined by an appraisal of their values. Payment for such horses will only be made out of profits realized from the horses purchased from Mr. Murray, if any. It is our plan to bring these horses into racing if we consider them competitive following the training period, to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions.

     On September 19, 2005, Francis X. Murray, Vice President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO loaned the Parent Company an additional $300,000 which amount is due on demand and bears interest at 8%.

(17) SUBSEQUENT EVENTS

     (A) Commencement of the Big Easy Operation

     On October 11th, the United States Coast Guard completed its certification of the Big Easy and issued its formal Certificate of Inspection. All other certificates required for the ship's commencement of passenger service have been received. The ship completed two voyages beginning on October 18, 2005 but on October 19th left the Palm Beach port because of the threat from hurricane Wilma. The vessel returned to the area on November 1st but because of the lingering effects of the hurricane and high seas, the vessel operated only intermittently for approximately two weeks. The vessel has missed several other cruises because of the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

minimum staffing requirements required by the Coast Guard were not met and because of mechanical problems. As of November 15th, the Big Easy has completed only eight cruises. Beginning November 19th, we plan to bring the vessel 'on line' in a steady and measured progression, with one evening cruise per day scheduled during the week and an afternoon and an evening cruise scheduled on Saturdays and Sundays.

     (B) Hurricane Wilma

     On October 24, 2005 hurricane Wilma passed over Florida and particularly affected the East Coast and the Palm Beach area. We suffered materially from the direct effects of the hurricane that left the area without power, resulting in curfews and limited food, water and life resources. This storm caused the evacuation of the population in our area, and further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. Fifteen (15) of our daily cruises during October and thru November 13th for the Palm Beach Princess were cancelled during the period immediately after the hurricane.

     (C) Palm Beach Princess - Dry Dock

     On October 17, 2005, the Palm Beach Princess was placed in dry dock for a period of one week. The Palm Beach Princess lost fourteen (14) daily cruises that would have been normally scheduled during that period. The combined effect of the cruises lost due to the dry dock and the cruises lost due to hurricane Wilma have negatively impacted our revenues for the Palm Beach Princess by approximately $1,275,000 or 36% during the period of October thru November 13th.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed under "Risk Factors" in the Company's Annual Report on Form 10-K, filed for the year ended June 30, 2005, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

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

Background

     The Company, through its wholly owned subsidiary, operates an offshore gaming vessel, the M/V Palm Beach Princess which we charter. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the state's territorial water limits, engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, including dining, music and other entertainment as well as casino gaming. We are expanding that line of business, for which on July 7, 2004 we entered into a bareboat charter for a second vessel, the "Big Easy". We have refurbished and retrofitted that vessel and it is our plan to place the Big Easy in regular passenger service on November 16, 2005. The Big Easy will be berthed and operated from the Port of Palm Beach.

     On July 7, 2004 the Company and several of our subsidiaries entered into a lease and sub-bareboat charter and equipment lease transaction for the purpose of operating and acquiring the vessels Palm Beach Princess and the Big Easy. During the year the Palm Beach Princess charter was accounted for as a capital lease. In April 2005 the improvements made to the Big Easy were substantially completed and we spent approximately six months obtaining certification for passenger operations from the U.S. Coast Guard. During the last quarter of the 2005 fiscal year, the Big Easy sub charter was recorded as a capital lease. Through these transactions, payments were made on our behalf to pay in full all indebtedness to the Brennan Trustee. (This transaction is more fully described in footnote 3 of the financial statements). We are expanding our gaming operations and it is our plan to place the Big Easy in regular passenger service scheduled for November 19, 2005. Also we continue to explore other gaming opportunities, both domestically and internationally. During our 2004 fiscal year we purchased a third vessel, M/V Royal Star. However, this ship will need extensive improvements and outfitting before being placed in service. We are currently exploring possible locations from which to operate the vessel and possible financing sources to permit us to make the necessary improvements.

     During Fiscal 2005, we re-entered the equine business. We currently own 55 horses, a share of 15 horses, and are leasing 2 other horses, all of different ages. Several are currently racing and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring these horses into racing if we consider them competitive following the training period to take advantage of the projected increase in purses as a result of the introduction of slot machines in several state jurisdictions. We are stabling and training the majority of these horses in New Jersey and in Brazil.

Liquidity and Capital Resources

     During the quarter ended September 30, 2005, the Company's cash flow from the Palm Beach Princess operations was not sufficient to meet the financial requirements of our consolidated companies. During our first quarter, the Palm Beach Princess operations generated approximately $850,000 of cash before depreciation which was materially insufficient for our needs, thus we had to rely on other sources of working capital to meet our cash requirements.

     On July 13, 2005 we began accepting subscriptions in a private offering of shares of the Company's Series B Convertible Preferred Stock. We are offering up to 500,000 shares of our Series B Preferred Stock, at a subscription price of $15.00 per share ($6.75 million net if all 500,000 shares are sold). As of September 30, 2005 we have accepted subscriptions for the purchase of 197,300 shares of Series B Preferred Stock and received $2.66 million in net proceeds. No assurances can be given that we will be successful in selling all 500,000 shares of the Series B Preferred Stock. The proceeds from this offering are expected to be used for working capital at the parent and subsidiary level. As of November 17, 2005, we have received total net proceeds in the amount of approximately $4 million from the sale of the Series B Preferred Stock.

     During the quarter, we continued extending terms of our payables and as a result, our accounts payable and accrued expenses increased by approximately $560,000. We continued deferring payments of charter hire fees of approximately $170,000 per month and continue to defer the salary of our Chairman. On September 19, 2005, Francis X. Murray, Vice President of our ITG Vegas, Inc. subsidiary, advanced $300,000 to our Parent Company.

     The Loan and Security Agreement signed with PDS on June 30, 2005 permits the Company to defer the principal portion of its scheduled payments of up to $3 million, providing the Company meets certain conditions. The Company has deferred principal payments of approximately $450,000 from September 1, 2005 through November 1, 2005.

     Our cash flows continue to be negatively impacted by the delay in putting the vessel "Big Easy" in operation, caused by delays in obtaining certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. Although the Alternative Compliance Program certification procedure is less complex and time consuming than regular Coast Guard certification, it is nevertheless a rigorous process involving the jurisdiction of at least four separate departments of the United States Coast Guard and the ship's classification society, Lloyd's Register. The delays and increased interest expense on our borrowings for the vessel have and will continue to adversely affect our cash flows. During the quarter ended September 30, 2005, we spent approximately $2,333,000 for the Big Easy development and carrying costs and $465,000 in interest expense on the $12.2 million of PDS debt attributable to the Big Easy. Additional amounts subsequent to September 30, 2005 of approximately $930,000 per month for development and interest costs were necessary to carry the vessel until it begins regular passenger operations scheduled for November 19, 2005. The Company's ability to generate sufficient working capital with which to pay such costs was adversely affected by continued delays in connection with Coast Guard approval. The costs associated with refurbishing and retrofitting the Big Easy for placing it in service increased substantially due to upgrades to the vessel, expansion of our Mardi Gras theme build out, and improvements required by the Coast Guard, further depleting our working capital from our original estimate. More than 150 crew members and other employees have been hired and trained to operate the Big Easy, and employees who normally work exclusively for the Palm Beach Princess are spending time completing assignments for the Big Easy, putting a severe drain on our operational efforts and our cash flow. As indicated by the table below, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt. The increase in the amount is attributable in large part to procurement, refurbishment, our operational efforts and delays in bringing the Big Easy in service. We are dependent upon the expected additional revenue from the operations of the second vessel to cover the increased financing costs.

     During our 2004 fiscal year, the Company purchased a third vessel, the Royal Star. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. Delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel. During the quarter ended September 30, 2005, the carrying costs for the Royal Star were $350,569 and the interest expense for the funding received from PDS for the Royal Star was $61,686.

     The principal amount of our indebtedness increased over fiscal year 2005 from approximately $27 million to approximately $29.3 million on June 30, 2005 with interest accruing at approximately 15.3%. We may not be able to borrow any additional funds that may be needed, as our loan agreement with PDS restricts our ability to do so.

     Under the loan agreement signed on June 30, 2005 with PDS, upstream payments by our operating subsidiaries to the parent company are limited to $150,000 per month plus amounts of ITG Vegas's income tax savings attributed to inclusion in the Parent Company tax return. These payments can only be made provided no event of default has occurred including compliance with the requirement that the Borrowers maintain an EBITDA for the vessels of $7,500,000 for the nine months ending October 2, 2005, increasing to $10,500,000 for the twelve months ending January 1, 2006 with continual increases in EBITDA required increasing to $12,000,000 for the twelve months ending October 1, 2006 and thereafter.

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

     Our working capital as of September 30, 2005 was a negative ($16,051,879) as compared to a negative amount of ($13,083,678) at June 30, 2005. The decrease in working capital of $2,968,201 during the quarter was primarily due to the net effect of cash used to fund our operating losses caused in part by the expensing of the carrying costs for the vessels of approximately $2.7 million, reclassifying approximately $1.1 million of PDS debt from long-term to short-term, principal payments made on the PDS loans of approximately $440,000, and disbursements of approximately $270,000 for capital improvements offset by proceeds from the Series B Convertible Preferred Stock sale of approximately $2.66 million and receipt of $1.3 million on July 18, 2005 from June 30, 2005 PDS financing.

     Our cash flow and negative working capital circumstances worsened in October and November 2005 due to: 1) the continued delay until October 11th in obtaining Coast Guard approval to operate the Big Easy vessel; 2) start up issues concerning the operation of the Big Easy after the approvals were obtained; 3) the scheduled dry dock of the Palm Beach Princess during which we lost 14 of our normally scheduled cruises; 4) the effects of hurricane Wilma, and as a consequence of which we lost 15 cruises of the Palm Beach Princess and caused continued delays in the start up of the Big Easy vessel. The combined effect of the cruises lost due to the dry dock and the cruises lost due to hurricane Wilma have negatively impacted our revenues for the Palm Beach Princess operation by approximately $1,275,000 or 36% during the period of October through November 13th.

     The following table summarizes commitments on non-cancelable contracts and leases as of September 30, 2005.

                                                         Twelve Month Period Ended September 30,
                                          -----------------------------------------------------------------    There-
                                              2006         2007           2008         2009         2010        after       Total
                                          ------------  -----------   -----------   -----------   ---------   --------   -----------
Capital Leases:

    P.B. Princess - Principal & Interest $   4,525,373 $  4,701,153  $  4,701,154  $  3,917,628  $  391,763  $       -  $ 18,237,071

       Bare Boat Charter - Related Party       960,000      960,000       960,000       800,000           -          -     3,680,000

    Big Easy - Principal & Interest          4,132,813    4,286,485     4,278,187     3,557,862     355,385          -    16,610,732

       Bare Boat Charter - Related Party     1,560,000    1,560,000     1,560,000     1,300,000           -          -     5,980,000

Notes and Mortgages:
   Principal & Interest                      2,386,412    1,313,893     1,137,137       456,825           -          -     5,294,267

    Interest Only                              166,603            -             -             -           -          -       166,603

Deferred Interest Payments                     600,000      600,000       600,000       350,000           -          -     2,150,000

Employee Contracts - Related Party             146,314            -             -             -           -          -       146,314

Operating Leases:

    Casino Equipment                         3,142,168    2,765,830     1,867,875             -           -          -     7,775,873

    Administrative & Office                    625,118      169,140        80,699         2,028       2,028        338       879,351

Purchase Obligations - Big Easy              2,092,176            -             -             -           -          -     2,092,176

Purchase Obligations                           594,755      151,006        61,006        61,006      61,006    193,184     1,121,963
                                          ------------  -----------   -----------   -----------   ---------   --------   -----------
Total                                    $  20,931,732 $ 16,507,507  $ 15,246,058  $ 10,445,349  $  810,182  $ 193,522  $ 64,134,350
                                          ============  ===========   ===========   ===========   =========   ========   ===========

     Outlook:

     Based on our historical level of operations of the Palm Beach Princess and additional revenues anticipated from the operation of the Big Easy which was placed in regular passenger service in mid November 2005, we believe that cash generated from operations will be adequate to meet our anticipated loan payment requirements and working capital needs for our fiscal year ending June 30, 2006. If the Big Easy does not meet our anticipated revenue projections, it is likely that we will need additional funds during our second fiscal quarter, and we have no present plans or commitments to obtain such necessary funds except for the Series B Preferred Stock subscription sales. The failure to obtain such funds on a timely basis may require us to curtail operations, sell assets (such as the Royal Star) or cease operations, and may lead to default in our debt service payments, which could lead to foreclosures on the vessels.

     No assurances can be given that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our lease/purchase and loan payments or to make anticipated capital expenditures. Our future operating performance and our ability to make payments under our leases and other debts will be subject to future economic conditions and to financial, business, weather and other factors, many of which are beyond our control.

     On July 7, 2004 we entered into a loan transaction with PDS and entered into long-term sub charters in connection with capital lease transactions for two vessels and equipment. As a result of these transactions and further borrowing in Fiscal 2005 from PDS, the debt outstanding has increased significantly to $29.3 million at June 30, 2005 and payments made to PDS are at a rate of interest of over 15%. Additionally, we make charter hire payments for the Palm Beach Princess of $50,000 per month plus 1% of its gross revenues and charter payments for the Big Easy of $100,000 per month plus 1% of its gross revenues. The maturity of all the PDS indebtedness will be July 1, 2009. Beginning in July 2004 our payments to PDS were interest only for the first six to twelve months on the various leases and loans. Effective August 1, 2005 we must make interest and principal payments to PDS in the amount of approximately $1.1 million per month. Therefore our annual combined, charter hire fees and loan payments and lease payments to PDS for vessel leases and gaming equipment, will be significantly higher than those payments were for the year ended June 30, 2005.

     Effective July 7, 2004 we began leasing a second vessel, the Big Easy. We completed the refurbishing and retrofitting of this vessel for use as an ocean going casino cruise ship and placed it in regular passenger service on November 12, 2005. We continued to incur substantial costs for the vessel and its personnel while we were waiting for Coast Guard certifications and permits. We anticipate operating the vessel from the same port as the Palm Beach Princess and it is possible that competition from each vessel will have an adverse effect on the operations of the other vessel.

     We also continue to incur costs on the vessel, Royal Star of approximately $133,000 per month. If we decide to place the Royal Star in service, we will need additional financing to make the improvements and we will incur additional fees and interest costs on such financing. We are currently exploring locations from which to operate the vessel when it is ready to be placed in service.

     During the first quarter of Fiscal 2005, we re-entered the equine business. We currently own 55 horses, own a share in 15 horses, and are leasing 2 other horses, all of different ages. Several are currently racing, and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring those horses into racing if we consider them competitive after training is completed. Our horse operation has not produced any significant revenue during the quarter. We have purchased livestock, which includes stud fees which total $328,000 as of September 30, 2005 and our training and operational expenses are approximately $75,000 per month. These costs could increase substantially in the near future if additional horses are purchased.

     Results of  Operations  for the Three Months Ended  September  30, 2005 and
2004

     Consolidated

     Revenue for the three months ended September 30, 2005, (fiscal 2006) increased $1,012,745 from $6,378,322 in Fiscal 2005 to $7,391,067 in Fiscal 2006 primarily as a result of increase in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $3,115,886 from $7,108,649 in the three month period in Fiscal 2005 to $10,224,535 in Fiscal 2006 primarily the result of : 1) recording start up costs for the Big Easy of $2,332,773 compared to last year when no start up costs were recorded; and carrying costs on the Royal Star of $350,569; 2) expenses of $241,504 incurred as a result of our entry into the equine business; 3) an increase in depreciation and amortization of $258,319 as a result of depreciation being recorded on the Palm Beach Princess as a result of capital leasing arrangements effective in July, 2004 and amortization of finance fees as a result of the PDS transactions; 4) an increase in the Palm Beach Princess operating expenses, before depreciation and interest expense of $37,369 due to an increase in revenues and the increased number of cruises as compared to last year; and 5) an increase in the general and administrative expenses of the Parent Company of $146,147 due in part to expensing the 400,000 options granted at various prices to our financial advisor in the amount of $86,590 which contract was effective on July 1, 2005, offset by a decrease in other development costs of $250,795 as compared to last year when the Company had more funds to actively search, both domestically and internationally for additional gaming opportunities.

     The  operating  (loss)  for  the  quarter  ended  September  30,  2005  was
($2,833,468) as compared to an operating (loss) of ($730,327) for the comparative quarter, an increase in loss of $2,103,141 for the reasons stated above.

     Other net expenses decreased by $7,372 due to the additional interest of $205,179 paid to PDS on the additional borrowings we received from PDS during the last fiscal year. We began the quarter with note and capital lease borrowings from PDS in the approximate amount of $29,314,000, compared to the first quarter of last fiscal year when the outstanding borrowings from PDS were $27 million. The increase in interest expense was offset by the decrease of $200,000 on a note impairment which was recognized last year as compared to this year when there was no impairment expense. The net
(loss) before extraordinary item for the quarter ended September 30, 2005 was ($4,035,539) as compared to a (loss) of ($1,977,360) during the comparative quarter.

     The Net (loss) for the quarter ended September 30, 2005 was ($4,122,130) or a (loss) of ($.39) per diluted share as compared to income of $1,582,640, or ($15) per diluted share for the quarter ended September 30, 2004. During the first quarter of the 2005 Fiscal year the Company recorded extraordinary income, net of tax, of $3,560,00 as compared to this year when no extraordinary income was recorded..

     For the quarter ended September 30, 2005 earnings before interest, taxes, depreciation and amortization and our unusual items of extraordinary income, impairment losses and vessel start up costs (Adjusted EBITDA) was $156,502 as compared to a (loss) of ($331,207) for the quarter ended September 30, 2004. The increase in Adjusted EBITDA of $487,709 was primarily due to EBITDA levels for the Palm Beach Princess increasing from approximately $970,000 in Fiscal 2005 to approximately $1.6 million in Fiscal 2006. In the quarter ended September 30, 2004, adjusted EBITDA levels were negatively affected by the hurricanes experienced during that quarter.

Reconciliation of Non-GAAP Measures to GAAP

     Adjusted EBITDA or earnings before interest, taxes, depreciation and amortization and unusual items is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles. EBITDA information is presented as a supplemental disclosure because management believes that it is a widely used measure of such performance in the gaming industry. In addition, management uses Adjusted EBITDA as the primary measure of the operating performance of its operations, including the evaluation of management personnel. Adjusted EBITDA should not be construed as an alternative to operating income, as an indicator of the Company's operating performance, or as an alternative to cash flows from operating activities, as a measure of liquidity, or as any other measure of performance determined in accordance with generally accepted accounting principles. The Company has significant uses of cash flows, including capital expenditures, interest payments, taxes, lease and debt principal repayments, which are not reflected in Adjusted EBITDA. It should also be noted that other gaming companies that report EBITDA information may calculate EBITDA in a different manner than the Company. A reconciliation of the Company's Adjusted EBITDA and unusual items to net income (GAAP), is shown below.

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                       Three Months Ended Septmeber 30,
                                       -------------------------------
                                             2005             2004
                                        --------------    -----------
Total Adjusted EBITDA                 $       156,502  $    (331,207)
     Depreciation & Amortization             (657,198)      (398,879)

     Interest & Financing Expenses         (1,368,217)    (1,167,591)

     Interest and Other Income                 86,556         78,317

     Income Tax (Expense) Benefit              (7,000)        42,000
                                        --------------    -----------
Net Income (Loss) before Unusual Items     (1,789,357)    (1,777,360)

     Extraordinary Item                             -      3,560,000

     Start Up Costs for Big Easy           (2,332,773)             -

     Impairment Loss                                -       (200,000)
                                        --------------    -----------
Net Income (Loss)                     $    (4,122,130) $   1,582,640
                                        ==============    ===========

     Vessel Operations for the Three Months Ended September 30, 2005 and 2004

     During the three months ended September 30, 2005, net operating revenue from vessel operations was $7,327,204 as compared to $6,281,500 for the three months ended September 30, 2004. The increase in revenue of $1,045,704 during the comparable quarters was due to an increase in passenger counts of 5,434 for the quarter or an increase of 274 passengers per cruise, and a slight increase in the number of cruises. During the current quarter our revenue per passenger also increased from $112.22 per passenger in Fiscal 2005 to $119.31 in Fiscal 2006. The revenue per passenger of $119.31 is within a range we normally achieve. We believe the revenue per passenger was depressed during the first quarter of Fiscal 2005 because of the uncertainties caused by the hurricanes of September, 2004. During the current quarter gaming revenues increased $903,088, or 17%, from $5,329,507 in the first quarter of Fiscal 2005 to $6,232,595 in the first quarter of Fiscal 2006. Net fare and on board income increased $86,415. Casino operating expenses which also includes food, beverage and entertainment increased $27,941 from $2,114,088, or 40% of casino revenue in Fiscal 2005 to $2,142,029, or 34% of casino revenue in Fiscal 2006 primarily the result of dividing costs, many of which are fixed by their nature, over increased revenues.

     Fare expenses, which included sales, marketing and advertising expenses increased $15,403 from $875,189 to $890,592.

     General and administration expenses decreased $355,518 from $1,002,647 during the quarter ended September 30, 2004 to $647,129 for the 2005 corresponding quarter. During the current quarter a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $365,000 of salaries were allocated to the Big Easy and expensed as developmental costs. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Interest and finance expenses increased $88,785 from $637,178 during the quarter ended September 30, 2004 to $725,963 for the current quarter as a result of the interest paid on the capital lease and the charter hire payments for the Palm Beach Princess on July 7, 2004 and June 30, 2005.

     Depreciation and amortization increased $148,826 from $394,280 during the quarter ended September 30,2004 to $543,106 for the current quarter as a result of the capital lease arrangement for the Palm Beach Princess the Company has recorded depreciation on the vessel for the full quarter, as compared to last year when the Company recorded depreciation on the vessel for part of the quarter.

     Income before income tax expense in Fiscal 2006 was $313,128 as compared to
(loss) before income tax of ($420,776) for the first quarter of Fiscal 2005.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the first quarter of Fiscal 2005 the ship completed 156 cruises and 25 cruises were missed due to hurricanes and inclement weather. During the first quarter of Fiscal 2006 the ship completed 159 cruises and 18 cruises were missed due to inclement weather.

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the three months ended October 2, 2005 and October 1, 2004:

                                                         Three Months Ended
                                                       October 2,     October 1,
             Description                                 2005            2004           Change
-------------------------------------------------     -----------     -----------     -----------
Passenger Count                                            61,411          55,977           5,434
Number of Cruises                                             159             156               3
Average Number of Passengers per Cruise                     3,862           3,588             274
Net Revenue per Passenger                                 $119.31         $112.22           $7.09

Revenue:

    Gaming                                         $    6,232,595   $   5,329,507   $     903,088
    Fare                                                1,623,217       1,479,831         143,386
    On Board                                              916,574         867,483          49,091
    Less: Promotional Allowances
    Fare                                                 (996,137)       (939,166)        (56,971)
    On Board                                             (449,045)       (456,155)          7,110
                                                      ------------    ------------    ------------
    Net Operating Revenue                               7,327,204       6,281,500       1,045,704
                                                      ------------    ------------    ------------
Expenses:
    Gaming                                              2,142,029       2,114,088          27,941
    Fare                                                  890,592         875,189          15,403
    On Board                                              218,295         211,113           7,182
    Maritime and Legal Expenses                         1,846,962       1,467,781         379,181
    Administrative                                        647,129       1,002,647        (355,518)
    Finance Expenses - Net                                725,963         637,178          88,785
    Depreciation and Amortization                         543,106         394,280         148,826
                                                      ------------    ------------    ------------
    Total Expenses                                      7,014,076       6,702,276         311,800
                                                      ------------    ------------    ------------
          Income (Loss) Before Income Tax Expense  $      313,128   $    (420,776)  $     733,904
                                                      ============    ============    ============

     Horse Operations

     We currently own 55 horses, own a share in 15 horses, and are leasing 2 other horses, all of different ages. Several are currently racing, and a few are held as broodmares but the majority are yearlings and two year olds in training. It is our plan to bring those horses into racing if we consider them competitive after training is completed. Our horse operation has not produced any significant revenue during the fiscal year. We have purchased livestock, which includes stud fees, which total $328,000 as of September 30, 2005 and our training and operational expenses are approximately $75,000 per month. These costs could increase substantially in the near future if additional horses are purchased.

Inflation

     To date, inflation has not had a material effect on the Company's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     There have not been any significant changes that occurred during the fiscal quarter ended September 30, 2005 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     As of September 30, 2005, we have sold 197,300 shares of our Series B Convertible Preferred Stock in a private offering believed to be exempt from registration under Section 4(2) and Rule 506 under the Securities Act of 1933. Among other things, all purchasers of the shares are accredited investors and all conditions under SEC Rules 501, 502 and 506 are believed to have been satisfied. Reference is made to (a) our Current Report on Form 8-K filed July 15, 2005, and (b) note 2 to our financial statements herein, which are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit                        Description of Exhibit
-------           -------------------------------------------------

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




November 21, 2005     /s/Francis W. Murray
                      --------------------
                      Francis W. Murray, President, Chief Executive Officer and
                      Chief Financial Officer

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


Date: November 21, 2005

                                     /s/Francis W. Murray
                                     ---------------------
                                     Chairman/Chief Executive Officer/
                                     Chief Financial Officer

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


Date: November 21, 2005

                                        /s/Francis W. Murray
                                        --------------------
                                        Chairman/Chief Executive Officer/
                                        Chief Financial Officer

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



/s/ Francis W. Murray
---------------------
Name: Francis W. Murray
Title: Chief Financial Officer
November 21, 2005