Form 10-K/A
period 2005-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2006-04-03
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

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


       Suite 1300, 1105 N. Market Street, Wilmington, Delaware 19899-8985
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (302) 427-7599
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $2.00

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X

Indicate by check as to whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates of the registrant as of December 31, 2005 was approximately $6,435,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 13, 2005, there were 10,567,487 outstanding shares of the registrant's common stock.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended June 30, 2005 as filed by the Registrant on October 13, 2005 and is being filed to amend and/or restate Items 6, 7, 8 and Item 15, Selected Financial Data, Managements's Discussion and Analysis, Financial Statements and Supplemental Data, and Exhibits and Financial Statement
Schedules. The Company is filing this Amended Annual Report in response to comments received from the SEC.

No attempt has been made on this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement and reclassification of the Loss on Impairment. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on October 13, 2005. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendment to those filings.

The following represents the sections amended and the pages where the originally filed information can be found in the Registrant's Annual Report on Form 10-K for the year ended June 30, 2005.

                                PART II

Item 6.   Selected Financial Data - Revised Schedule                        14

Item 7.   Management's  Discussion and Analysis of Financial Condition
          and Results of  Operations - Revised  Results of  Operations
          for the Years Ended June 30, 2005 and 2004, Consolidated, to
          reflect  changes  made  to  the  Consolidated  Statement  of
          Operations for the years ended June 30, 2005 and 2004             19

Item 7.   Management's  Discussion and Analysis of Financial Condition
          and  Results  of  Operations  -  Added  Critical  Accounting
          Policies and Estimates                                            27

Item 8.   Financial   Statements  and  Supplementary  Data  -  Revised
          Consolidated  Statements of  Operations  For the Years Ended
          June 30, 2005 and 2004                                            37

Item 8.   Financial  Statements and Supplementary  Data - Revised Note
          5-A - Notes Receivable, Second Cherry Hill Note                   48

Item 8.   Financial Statements and Supplementary Data - Revised Note 8
          - Discontinued Operations                                         51

Item 8.   Financial  Statements and Supplementary  Data - Revised Note
          15 - Income Tax Expense                                           55

Item 8.   Financial  Statements and Supplementary  Data - Revised Note
          24 - Related Party Transactions                                   63

                                PART IV

Item 15.  Exhibits and Financial  Statement Schedules - Added Schedule
          I, Condensed  Financial  Information  of Registrant  (Parent
          Company Only)                                                     82

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

                                     Part II

Item 6. Financial Data Schedule

Item 6 - SELECTED FINANCIAL DATA

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                                                     Years Ended June 30,
                                     ---------------------------------------------------------------------------------
                                         2005              2004               2003           2002            2001
                                     --------------   ---------------    --------------  -------------  --------------
Revenue From Operations (1)        $    32,773,247  $     32,962,239   $    31,290,599  $  25,473,777  $    4,921,091

Net Income (Loss)                  $    (1,900,035) $     (6,800,030)  $     5,233,826  $   1,982,603  $   (2,402,142)

Income (Loss) Per Common Share
Basic & Diluted                    $         (0.18) $          (0.86)  $          0.54  $        0.17  $        (0.24)

Weighted Average Number of Shares       10,303,942         7,933,691         9,720,275     11,480,272       9,987,114

                                                                         June 30,
                                     ---------------------------------------------------------------------------------
                                          2005              2004               2003           2002            2001
                                     --------------   ---------------    --------------  -------------  --------------

Total Assets                       $    83,363,665  $     50,813,716   $    54,822,023  $  45,928,295  $   41,391,208

Long-Term Debt                     $    33,813,301  $      6,339,396   $       985,017  $           -  $      482,000

Stockholders' Equity               $    29,550,451  $     30,566,037   $    37,586,067  $  33,961,313  $   31,973,710

(1) The Company commenced operation of a casino cruise vessel as of April 30, 2001 which materially affects the comparability of a portion of the information reflected in the above data.

(2) The Company recognized an impairment loss in Fiscal 2004 in the amount of $10 million which materially affects the comparability of a portion of the information reflected in the above data.

(3) The Company did not pay cash dividends during any of the fiscal years shown above.

(4) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for each of the three years in the period ended June 30, 2005.

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

Item 7. Management's Discussion And Analysis of Financial Conditions And Results of Operations


Critical Accounting Policies and Estimates

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods and estimates used in the preparation of financial statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, asset impairment, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. Note 1 to the Consolidated Financial Statements describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting estimates and assumptions affecting our reported amounts and related disclosures.

     Notes Receivable

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended, requires management judgments regarding the future collectability of notes receivable and the underlying fair market value of collateral. As a result of the sale of the Garden State Park Racetrack property in Cherry Hill, NJ, and the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, NV, portions of the proceeds from each sale were paid in the form of promissory notes. During the fiscal year ended June 30, 2004 we sold the note receivable we held on the Las Vegas, NV property for cash and other future benefits and transferred the balance of the note to, and it is now secured by, the Cherry Hill, NJ property (Second Cherry Hill
Note). We had previously received a note receivable from the sale of the Garden State Park property in the amount of $10 million and together, these notes are classified on the Balance Sheet as Long Term Notes Receivables in the amount of $14,278,651 as of June 30, 2005. Estimates are required to be used by management to assess the recoverability of our notes receivable. We regularly review our receivables to determine if there has been any decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate real estate appraisals, financial balance sheets for the Cherry Hill development, earnings and cash forecasts of the Cherry Hill investors. Our returns on the Cherry Hill Notes are subject to debt incurred by the property and the developers capital contributions that precede the debt owed to us. Our returns are also subject to factors affecting the profitability and saleability of the project. Our assumptions, estimates and evaluations are subject to the availability of reliable data and the uncertainty of predictions concerning future events. Accordingly, estimates of recoverable amounts and future cash flows are subjective and may not ultimately be achieved. Should the underlying circumstances change, the estimated recoverable amounts and future cash flows could change by a material amount.

     When making our impairment review for the year ended June 30, 2004 for the Note Receivable on the Las Vegas property we determined that a portion of the Second Cherry Hill Note should be impaired by $12,786,589 (or a net of $10,000,000 when offset by $2,786,589 of deferred gain on the sale of the Las Vegas property) based on the collectability of the note when assigned from the Las Vegas property to the Cherry Hill property since we already held a note in the amount of $10,000,000 on that same property. Additionally during the year ended June 30, 2005 an additional impairment charge of $500,000 was recorded on the Second Cherry Hill Note because projected future events did not materialize.

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

     Valuation of Vessels and Vessel Deposits - Related Parties

     In July, 2004 we entered into Sub-Bareboat Charters of the vessels, Palm Beach Princess and Big Easy and pursuant to a restructuring of the PDS Gaming transaction in June, 2005, we now charter the vessels directly from our Chairman and CEO. The charter and PDS Gaming loan agreement for the Palm Beach Princess has been accounted for as a capital lease. In according with our lease and purchase agreement for the Palm Beach Princess we have the right to purchase the vessel for $17,500,000 at the end of the lease term. Payments made by us against the PDS Gaming debt in the amount of $14,000,000 will be credited toward the purchase price. The carrying value of the Palm Beach Princess of $17,500,000 is less than the fair value appraisal on the vessel. The charter and PDS Gaming loan agreement for the Big Easy has also been accounted for as a capital lease. In accordance with our lease and purchase agreement for the Big Easy we have the right to purchase the Big Easy for the appraised value of the vessel which would be determined upon the refitting and refurbishing of the vessel. The Company had an appraisal completed as of June 23, 2005 and it indicated an estimated fair market value of approximately $40 million. Based on a July 2002 fair market appraisal of the Palm Beach Princess of $20.5 million, management believed the appraisal of the Big Easy could be overstated and looked for alternatives to determine the capitalized fair value for the vessel. The Company determined that it would capitalize 1) costs it had incurred for improvements it had made to the Big Easy; 2) all payments required under the PDS Gaming loans for the Big Easy of $12.6 million; and 3) all payments required under the charter hire fees, for a total capitalized amount as of June 30, 2005 of $24,318,989. The Company has Vessel Deposit credits in the amount of $10,228,758 which are available to use against the purchase costs for the vessels. Should the Company elect not to purchase one or either vessel at the end of the lease, the Company could lose some or all of the value of the Vessel Deposit credits unless other terms are negotiated with the owner of the vessels."

Results of Operations for the Years Ended June 30, 2005 and 2004

     Consolidated

     Revenue for the year ended June 30, 2005 decreased slightly by $188,992 from $32,962,239 in Fiscal 2004 to $32,773,247 in Fiscal 2005 primarily as a result of a slight decrease in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses decreased $2,582,669 from $37,632,595 in Fiscal 2004 to $35,049,926 in Fiscal 2005
primarily as the result of: 1) the Company recording an impairment loss during Fiscal 2005 of $500,000 on the Second Cherry Hill Note Receivable, whereas during Fiscal 2004 the Company recorded an impairment loss of $10,000,000 on the same note; 2) a decrease in the Palm Beach Princess operating expenses, before depreciation, of $255,238 due to salary and benefit costs of approximately $1.3 million incurred on the Palm Beach Princess' payroll which were allocated to the Big Easy during the period we were preparing the Big Easy for use as a casino gaming vessel, partially offset by generally higher costs incurred by the Palm Beach Princess and 3) a decrease in bankruptcy costs of $417,454 due to the bankruptcy being completed at the end of fiscal 2004; partially offset by, 1) recording start up costs for the Big Easy of $5,011,756 compared to last year when no start up costs were recorded; 2) payments of other development costs of $970,836 as a result of our continued search, both domestically and internationally, for additional gaming opportunities, as compared to $700,580 spent on similar expenses during last year; 3) expenses of $447,989 incurred as a result of our entry into the equine business; 4) an increase in depreciation and amortization of $1,254,636 as a result of depreciation being recorded on the Palm Beach Princess as a result of capital leasing arrangements effective in July, 2004; and 5) an increase in the Parent Company General and Administrative expenses of $321,129 due to an increase in the salary and related benefit expenses due to the hiring of several new employees and increases in health insurance coverage and 401-K expenses as compared to last year when the Parent Company employees did not participate in a 401-K plan.

     Operating (loss) for the year ended June 30, 2005 was a loss of ($2,276,679) as compared to an operating loss of ($4,670,356) for last year. Operating loss before depreciation for the year was ($282,172) as compared to ($3,930,485) for the comparative year.

     Other net expenses increased by $1,632,182 as a result of an increase in the interest and financing expenses of $1,597,896 due to the higher debt levels on the vessel leases than that amount previously owed

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

to the Brennan Trustee and an increase in the rates of interest on such leases. In addition to the $3,845,888 of interest expense recorded in the statement of operations, the Company incurred additional interest which was capitalized to the Big Easy during that vessels' re-construction period in the amount of $1,530,197 during the current Fiscal year, and $896,297 of interest paid on the vessel capital lease which is classified in the Big Easy development costs. The net (loss) before extraordinary item for the year ended June 30, 2005 was ($5,900,035) as compared to a (loss) of ($6,800,030) during Fiscal 2004.

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

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

Item 8. Financial Statements and Supplemental Data.

Consolidated Statements of Operations


                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                                        June 30,
                                                                  ---------------------------------------------------
                                                                         2005             2004              2003
                                                                  ----------------   --------------    --------------
OPERATING REVENUES:
       Gaming                                                    $     27,350,154   $   27,528,631    $   26,354,929
       Fare                                                             2,999,130        3,151,182         2,952,066
       On Board                                                         2,003,746        1,921,583         1,773,926
       Other                                                              420,217          360,843           209,678
                                                                  ----------------   --------------    --------------
              NET OPERATING REVENUES                                   32,773,247       32,962,239        31,290,599
                                                                  ----------------   --------------    --------------

OPERATING COSTS AND EXPENSES:
       Gaming                                                           9,136,981        8,805,157         7,889,140
       Fare                                                             4,310,927        3,868,705         3,381,534
       On Board                                                           987,397          925,980           849,022
       Maritime & Legal Expenses                                        6,421,129        6,796,486         5,960,421
       General & Administrative Expenses                                3,007,640        3,722,984         4,121,811
       General & Administrative Expenses - Parent                       1,976,507        1,655,378         1,452,047
       Ship Development Costs - Big Easy                                5,011,756                -                 -
       Ship Development Costs - Royal Star                                284,257                -                 -
       Equine Costs                                                       447,989                -                 -
       Development Costs - Other                                          970,836          700,580           306,952
       Depreciation & Amortization                                      1,994,507          739,871           254,082
       Loss on Impairment of Note Receivable                              500,000       10,000,000                 -
       ITG Vegas Bankruptcy Costs                                               -          417,454           841,348
                                                                  ----------------   --------------    --------------
              TOTAL OPERATING COSTS AND EXPENSES                       35,049,926       37,632,595        25,056,357
                                                                  ----------------   --------------    --------------

OPERATING INCOME (LOSS)                                                (2,276,679)      (4,670,356)        6,234,242
                                                                  ----------------   --------------    --------------

OTHER INCOME (EXPENSE):
       Interest and Financing Expenses                                 (2,518,214)      (2,232,119)       (1,334,463)
       Interest and Financing Expenses - Related Party                 (1,327,674)         (15,873)           (4,186)
       Interest Income                                                     11,988           79,320            81,039
       Interest Income Related Parties                                    292,583          247,785           342,226
       Other Income                                                         7,961           19,713            60,468
                                                                  ----------------   --------------    --------------
              TOTAL OTHER INCOME (EXPENSE)                             (3,533,356)      (1,901,174)         (854,916)
                                                                  ----------------   --------------    --------------

INCOME (LOSS) BEFORE TAX PROVISION
AND EXTRAORDINARY ITEM                                                 (5,810,035)      (6,571,530)        5,379,326
        Income Tax Expense                                                 90,000          228,500           145,500
                                                                  ----------------   --------------    --------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                (5,900,035)      (6,800,030)        5,233,826

EXTRAORDINARY ITEM -  Fees charged to related
       parties for Master Settlement Agreement ( Notes 15 & 21).        4,000,000                -                 -
                                                                  ----------------   --------------    --------------

NET INCOME (LOSS)                                                $     (1,900,035)  $   (6,800,030)   $    5,233,826
                                                                  ================   ==============    ==============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

       Income (Loss) before Extroardinary Item                   $          (0.57)  $        (0.86)   $         0.54
       Extraordinary Item                                                    0.39   $            -                 -
                                                                  ----------------   --------------    --------------
       Net Income (Loss)                                         $          (0.18)  $        (0.86)   $         0.54
                                                                  ================   ==============    ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - Basic and Diluted                              10,303,942        7,933,691         9,720,275
                                                                  ================   ==============    ==============


See Notes to Consolidated Financial Statements.

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

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

     The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that it generally is payable prior to maturity only from distributable cash of the maker. The maker under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, was delayed as a result of community opposition to certain elements of the development plan, and, while the Company believes that the development plan is now moving forward, the timing and amount of profits there also remain uncertain. The Company already holds a promissory note in the face amount of $10 million, received from the purchaser of Garden State Park in connection with the sale of such real property, which the Company expects will be fully paid in time. While the Company expects that note to be fully paid, it is not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, the Company has written down the Second Cherry Hill Note (defined above) on its books. The interest portion of the Las Vegas Note amounting to approximately $20,866,000 has never been included as income on the Company's books, therefore the interest capitalized under the Second Cherry Hill Note is not subject to a write down. The remaining portion of the Second Cherry Hill Note has been written down to $4,278,651 which resulted in an impairment charge of the new note of $12,786,589, recorded in the fourth quarter of the Company's June 30, 2004 fiscal year and additional impairment charges of $500,000 in Fiscal 2005. The Company had previously recorded deferred income of $2,786,589 on the original sale of the El Rancho property in May, 2000, which amount was used to reduce the impairment charge to $10,000,000 at June 30,

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

2004. In addition, if before July 31, 2005, there was a sale or other disposition of the El Rancho Property, or a sale or other disposition of the entire direct or indirect interest of the owner of such property, then fifty percent (50%) of any profit in excess of $10 million realized on such sale also shall be paid to us as a mandatory prepayment of the Second Cherry Hill Note. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated that its share of proceeds from the sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. As of June 30, 2005 the Company recorded an additional impairment loss on this note of $500,000 because a sale did not occur prior to July 31, 2005.

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

     Mr. Parello will have the right to acquire the Second Cherry Hill Note from the Company in exchange for his stock in Palm Beach Empress, Inc. Such "put" option held by Mr. Parello (giving him the right to put his stock in Palm Beach Empress, Inc. to the Company in exchange for the Cherry Hill Note) will effectively limit the value to the Company of the Second Cherry Hill Note to the value of Mr. Parello's one-half interest in Palm Beach Empress, Inc. Mr. Parello's "put" right will be exercisable upon the later to occur of (1) payment by or for the account of Cherry Hill Partners of $483,205.48 under the Second Cherry Hill Note, and (2) payment of the entire principal balance of the non-recourse loan received by our Orion subsidiary in the principal amount of $5 million, referred to above (upon which repayment the Company's obligation to pay interest and fees of $600,000 per year on such loan would end). Such "put" option is set forth in the Shareholders' Agreement among Palm Beach Empress, Inc., Raymond Parello and PBMC, to which our Orion subsidiary has joined solely for the purpose of confirming its agreement to the "put" option.

     In the event Mr. Parello receives any dividends or other distributions on, or proceeds from, any sale of, his shares in Palm Beach Empress, Inc., the same will be applied as a mandatory prepayment of the Second Cherry Hill Note.

     The fair value of the Second Cherry Hill Note was determined using the present value of the additional benefits derived from the sale of the note after the cash proceeds of $7.8 million.

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

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us in exchange for a refund of the $100,000 payment if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right, however the lessee/buyer has refused to perform. The carrying value of the liquor license of $400,000 is shown in the "Assets of Discontinued Operations" of the consolidated balance sheet. The Company believes it will need to take legal action to enforce its right to the liquor license.

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of June 30, 2005 and 2004 consist of the following:

                                                           June 30,
                                                   ------------------------
Classified As:                                        2005          2004
                                                      ----          ----
Current Assets                                   $   401,747   $   400,835
Current Liabilities                                 (401,000)     (310,798)
                                                   ---------      ---------
         Net Assets of Discontinued Operations   $       747   $    90,037
                                                   ==========     =========

     Cash flows from discontinued operations for the years ended June 30, 2005, 2004 and 2003 consist of the following:

                                                                         June 30,
                                                               -----------------------------
                                                                  2005     2004       2003
                                                               ---------  -------   --------
Cash Flows From Discontinued Operating Activities:

     Income                                                    $     -0- $    -0-  $     -0-
                                                                --------  -------   --------
     Adjustments to reconcile income to net cash provided by discontinued
     operating activities:

         Changes in Operating Assets and Liabilities of Discontinued
         Operations:

               Decrease (Increase) in Accounts Receivable            -0-      -0-     12,539
               Increase (Decrease) in Accounts and Purses
                Payable and Accrued Expenses                      90,202    9,600      2,400
                                                                --------  -------   --------
     Net Cash Provided by Discontinued Operating Activities       90,202    9,600     14,939
                                                                --------  -------   --------
Cash Flows from Discontinued Financing Activities:

     (Decrease) in Balances Due To/From Continuing Operations   (89,290)  (8,550)   (17,783)
                                                                --------  -------   --------
     Net Cash (Used In) Discontinued Financing Activities       (89,290)  (8,550)   (17,783)
                                                                --------  -------   --------
     Net (Decrease) Increase in Cash and Cash Equivalents From
     Discontinued Operations                                         912    1,050    (2,844)

         Cash and Cash Equivalents at Beginning of Year From
         Discontinued Operations                                     733    (317)      2,527
                                                                --------  -------   --------
         Cash and Cash Equivalents at End of Year From
         Discontinued Operations                               $   1,645 $    733  $   (317)
                                                                ========  =======   ========

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005


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

     During the year ended June 30, 2005, the Company recognized $4 million of extraordinary income. This income was reported in the Company's federal and state tax returns in a prior year and the extraordinary item was offset by federal and state net operating loss carryforwards. Additionally, federal and state income taxes were not recognized on the income as a result of Net Operating Loss deductions available to the Company.

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


     The Company has the following carryforwards to offset future taxable income at June 30, 2005:

                  Net Operating Loss               Year End
                    Carryforwards               Expiration Dates
                    --------------              ----------------
                    $   4,300,000                  6/30/2006
                        9,000,000                  6/30/2007
                       21,600,000                  6/30/2008
                        5,280,000                  6/30/2009
                       71,120,000                  6/30/2010
                      ------------             through 6/30/2026
                    $ 111,300,000
                     ============

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

(24) RELATED PARTY TRANSACTIONS

     See  Footnote  2  for  related   party   transactions   regarding  the  PDS
Transactions.

     See Footnote 19 with respect to the stock options granted to related parties.

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. In Fiscal 2003, the limited partnership's indebtedness to us, including principal of $735,584 and accrued interest in the amount of $193,957 was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis
W. Murray and which owns the second real estate project (Ocean Club) described below. Such indebtedness was due December 31, 2004, but was extended by the Board of Directors to December 31, 2007, and bears an interest rate of 6% and is now scheduled to be paid upon the completion of the Ocean Club project. These balances are shown in the "Deposits and Other Assets - Related Parties" section of the balance sheet, see Note 7.

     In the second project, Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9- story tower. As of June 30,2005, we had lent $2,034,405 in total to the project and we have accrued interest in the amount of $1,291,123 on the loan. These balances are shown in the "Deposits and Other Assets - Related Parties" section of the balance sheet, see Note 7. These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Reality based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's condominium units will be adequate to meet its obligations and provide sufficient return to OC Realty with which to pay OC Realty's debt to us.

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

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

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

     Francis X. Murray, Vice President of our ITG Vegas, Inc. Subsidiary and son of Francis W. Murray, our President, CFO and CEO agreed to loan us up to $225,000 in the form of a line of credit. As of June 30, 2005, this loan together with accrued interest at 8% totaled $188,306. (See Note 12 B)

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005

                                     PART 1V

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report

     2.Financial Statement Schedules.


Schedule I
                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.

      CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                          AS OF JUNE 30, 2005 AND 2004

                                     ASSETS

                                                                          June 30,
                                                           -------------------------------------
                                                                  2005                2004
                                                           ----------------      ---------------
CURRENT ASSETS:
       Cash and Cash Equivalents                       $            52,411   $            6,981
       Prepaid Expenses                                             70,458                8,140
       Other Current Assets                                         70,283                  532
                                                           ----------------      ---------------
CURRENT ASSETS                                         $           193,152   $           15,653
                                                           ----------------      ---------------
TOTAL EQUIPMENT - Net                                               89,298              100,495
                                                           ----------------      ---------------

OTHER ASSETS:

       Deposits and Other Assets - Non-Related                     476,886              299,635
       Mortgage Contract Receivable - Related Parties                    -           13,750,000
       Deposits and Other Assets - Related Parties               4,334,189            4,311,603
       Notes Receivable                                         10,000,000           10,000,000
                                                           ----------------      ---------------
            TOTAL OTHER ASSETS                                  14,811,075           28,361,238
                                                           ----------------      ---------------

INVESTMENT IN AND AMOUNTS DUE FROM WHOLLY
 OWNED SUBSIDIARIES                                             16,307,507           15,414,519
                                                           ----------------      ---------------

TOTAL ASSETS                                           $        31,401,032   $       43,891,905
                                                           ================      ===============

                      LIBILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts Payable                                $           271,660   $          313,360
       Accrued Expenses                                          1,063,447              661,182
       Short-Term Debt - Related Party                             196,164              183,164
       Current Maturities of Long-Term Debt                         25,000            4,063,838
       Current Advances & Wages - Related Parties                  236,851                    -
                                                           ----------------      ---------------
CURRENT LIABILITIES:                                             1,793,122            5,221,544
                                                           ----------------      ---------------

LONG-TERM DEBT - Net of Current Portion                             57,460            4,104,324
                                                           ----------------      ---------------

DEFERRED INCOME                                                          -            4,000,000
                                                           ----------------      ---------------

STOCKHOLDERS' EQUITY:
       Series A Preferred Stock $100.00 Par Value               36,284,375           36,248,875
       Common Stock $2.00 Par Value                             22,965,125           22,960,557
       Capital in Excess of Par                                 20,112,328           20,191,982
       Retained Earnings (Deficit)                             (49,352,173)         (46,989,638)
                                                           ----------------      ---------------
            TOTAL                                               30,009,655           32,411,776
                                                           ----------------      ---------------
       LESS:
          Treasury Stock                                           457,538            1,839,073
          Deferred Compensation, Net                                 1,666                6,666
                                                           ----------------      ---------------
STOCKHOLDERS' EQUITY:                                           29,550,450           30,566,037
                                                           ----------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        31,401,032  $        43,891,905
                                                           ================      ===============

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                           ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JUNE 30, 2005


                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.

      CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                             STATEMENT OF OPERATIONS

                                                                                           June 30,
                                                                         ----------------------------------------------
                                                                             2005            2004              2003
                                                                         ------------    -------------    -------------
                                                                         ------------    -------------    -------------
OPERATING COSTS AND EXPENSES:                                          $   1,819,304   $    1,576,879   $    1,442,361
                                                                         ------------    -------------    -------------
OTHER INCOME (EXPENSE):
       Interest and Financing Expenses                                      (289,078)      (1,011,261)        (268,169)
       Interest Income Related Parties                                        29,496           63,270           72,777
       Other Income                                                               11           19,713               70
                                                                         ------------    -------------    -------------
OTHER INCOME (EXPENSE):                                                     (259,571)        (928,278)        (195,322)
                                                                         ------------    -------------    -------------
INCOME (LOSS) BEFORE TAX PROVISION
AND EXTRAORDINARY ITEM                                                    (2,078,875)      (2,505,157)      (1,637,684)
        Income Tax Expense                                                         -           76,500                -
                                                                         ------------    -------------    -------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   (2,078,875)      (2,581,657)      (1,637,684)
EXTRAORDINARY ITEM -  Fees charged to related
       parties for Master Settlement Agreement(nOTES 15& 12).              4,000,000                -                -
                                                                         ------------    -------------    -------------
INCOME(LOSS) BEFORE EQUITY IN NET INCOME(LOSS) OF SUBSIDIARIES         $   1,921,125   $   (2,581,657)  $   (1,637,684)
       Equity in net income (Loss) of subsidiaries                        (4,283,958)      (4,218,373)       6,871,510
                                                                         ------------    -------------    -------------
NET INCOME (LOSS)                                                      $  (2,362,833)  $   (6,800,030)  $    5,233,826
                                                                         ============    ============     ============


                            STATEMENT OF CASH FLOWS

                                                                         ------------    -------------    -------------
CASH FLOWS (USED IN) OPERATING ACTIVITIES:                             $  (1,651,533)  $   (2,505,776)  $     (873,302)
                                                                         ------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures                                                        (320)               -           (8,110)
    Loans made on Development Projects                                     2,600,749                -                -
    Deposits on Purchase of Additional Vessel                                      -                -         (300,000)
    (Increase)Decrease in Other Investment Activity                           58,739          200,000         (109,126)
    (Increase)Decrease in Other Investment Activity - RP                   1,206,533         (188,224)               -
                                                                         ------------    -------------    -------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                      3,865,701           11,776         (417,236)
                                                                         ------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Funds from Related Parties - ST                                           33,230                -          183,164
    Proceeds from Bank Financing                                                   -                -          200,000
    Long-Term Deferred Financing Costs                                      (235,990)               -                -
    Principal Payments on Short Term Notes                                         -       (1,267,685)        (203,364)
    Principal Payments on Long Term Notes - Related Parties                        -         (324,022)               -
    Principal Payments on Long Term Notes                                 (1,241,669)               -                -
    Increase (Decrease) in Balnces Due To/From Affilliates                  (724,289)       4,081,897        1,125,152
                                                                         ------------    -------------    -------------
     CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES           (2,168,717)       2,490,191        1,304,952
                                                                         ------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          45,430           (3,809)          14,415
       CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          6,981           10,790           (3,625)
                                                                         ------------    -------------    -------------

       CASH AND CASH EQUIVALENTS AT END OF YEAR                        $      52,412   $        6,981   $        10,790
                                                                         ============    =============    =============

     3.Exhibits.

     The exhibits required under Item 601 of Regulation S-K that must be filed with this Amendment No. 1 pursuant to Rule 12b-15 promulgated under the Securities Exchange Act o 1934, as amended, are listed in the Exhibit Index to this Report of Form 10-K/A, and are incorporated here by reference.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Bellmawr, New Jersey, this 27th day of March, 2006.

                         INTERNATIONAL THOROUGHBRED BREEDERS, INC.


                          By:/s/ Francis W. Murray
                             -------------------------------------
                                 Francis W. Murray
                                 Chairman of the Board, President
                                 and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following person s on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                 Title                           Date
          ---------                 -----                           ----

    /s/ Francis W. Murray   Chairman of the Board, President    April 3, 2006
    ----------------------  and Chief Executive Officer
    Francis W. Murray       (Principal Executive Officer)


    /s/ Francis W. Murray   Chief Financial Officer             April 3, 2006
    ----------------------  (Principal Financial and
    Francis W. Murray       Accounting Officer)


    /s/ James J. Murray     Director                            April 3, 2006
    ----------------------
    James J. Murray

    /s/ Robert J. Quigley   Director                            April 3, 2006
    ----------------------
    Robert J. Quigley

    /s/ Walter ReDavid      Director                            April 3, 2006
    ----------------------
    Walter ReDavid

                                                                    Exhibit 31.1


                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Francis W. Murray, certify that:

          1. I have reviewed this report on Form 10-K/A, Amendment No. 1, of International Thoroughbred Breeders, Inc.;

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

       Dated: April 3, 2006


       Name:  Francis W. Murray
       Title: Chief Executive Officer

                                                                    Exhibit 31.2


                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       I, Francis W. Murray, certify that:

          1. I have reviewed this report on Form 10-K/A, Amendment No. 1, of International Thoroughbred Breeders, Inc.;

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

       Dated: April 3, 2006


       Name:  Francis W. Murray
       Title: Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

       In connection with the Annual Report of International Thoroughbred Breeders, Inc., a Delaware corporation (the "Company"), on Form 10-K/A for the year ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), Francis W. Murray, Chief Executive Officer and Chief Financial Officer of the Company, does hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.
       1350), that to his knowledge:

              (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

       Dated: April 3, 2006


       Name:  Francis W. Murray
       Title: Chief Executive Officer and Chief
              Financial Officer

                                  EXHIBIT INDEX



    Exhibit
    Number    Description
    -------   -----------

       31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.