Form 10-Q/A
period 2005-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2006-04-03
CIK 320573

FORM 10-Q/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2005
                               -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from________________ to________________


                          Commission file number       0-9624
--------------------------------------------------------------------------------
                    International Thoroughbred Breeders, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        22-2332039
---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       Suite 1300, 1105 N. Market Street, Wilmington, Delaware 19899-8985
      --------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (302) 427-7599
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes___ No X

     Indicate by check as to whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ___ No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                              Outstanding at March 15, 2006
------------------------------                 -----------------------------
Common Stock, $ 2.00 par value                        11,367,487 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                   FORM 10-Q/A
                                QUARTERLY REPORT
                  for the Three Months ended September 30, 2005
                                   (Unaudited)

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 as filed by the Registrant on November 21, 2005 and is being filed to amend and/or restate Financial Statements, footnotes 2 and 5, and Management's Discussion and Analysis. The Company is filing this Amended Quarterly Report in response to comments received from the SEC.

No attempt has been made to this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement of the Loss for the quarter ended September 30, 2005. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 21, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q including any amendment to those filings.

The following represents the sections amended and the pages where the originally filed information can be found in the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.


                                                           Page No. Of Origin-
PART I. FINANCIAL INFORMATION                            ally filed information

  Item 1. Financial Statements:

  Restated Consolidated Balance Sheets
           as of September 30, 2005 and June 30, 2005......................1-2

  Restated Consolidated Statements of Operations
           for the Three Months ended September 30, 2005 and 2004............3

  Restated Consolidated Statement of Stockholders' Equity
           for the Three Months ended September 30, 2005.....................4

  Restated Consolidated Statements of Cash Flows
           for the Three Months ended September 30, 2005 and 2004............5

Notes to Consolidated Financial Statements
  Footnote 2..............................................................8-10
  Footnote 5.............................................................17-19
  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................34-35
          Revised Results of Operations for the quarter ended September 30, 2005 to reflect changes made to the Amended Consolidated
          Statement of Operations for the quarter ended September 30, 2005

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005

                                                                          Restated
                                                                         September 30,
                                                                            2005         June 30,
                                                                         (UNAUDITED)        2005
                                                                        ------------   ------------
 CURRENT ASSETS:

          Cash and Cash Equivalents                                    $   2,044,886 $   1,204,384
          Accounts Receivable                                                 53,529     1,879,088
          Prepaid Expenses                                                 1,631,554     1,392,315
          Other Current Assets                                               372,769       443,481
          Assets of Discontinued Operations                                  401,710       401,747
                                                                        -------------  ------------
               TOTAL CURRENT ASSETS                                        4,504,448     5,321,015
                                                                        -------------  ------------


 VESSELS, EQUIPMENT & LIVESTOCK:
          Vessel - Palm Beach Princess - under Capital Lease              17,500,000    17,500,000
          Equipment                                                        3,164,503     3,118,284
          Leasehold Improvements                                           1,170,788       987,267
          Livestock                                                          328,247       328,247
          Vessel Not Placed in Service - Big Easy - under Capital Lease   24,318,989    24,318,989
          Vessel Not Placed in Service - Royal Star                        3,011,292     2,971,141
                                                                        -------------  ------------
                                                                          49,493,819    49,223,928
          LESS: Accumulated Depreciation and Amortization                  3,166,917     2,625,763
                                                                        -------------  ------------

                                                                        -------------  ------------
               TOTAL VESSELS, EQUIPMENT & LIVESTOCK- NET                  46,326,902    46,598,165
                                                                        -------------  ------------



 OTHER ASSETS:
          Notes Receivable                                                14,278,651    14,278,651
          Vessel Deposits - Related Parties                               10,262,758    10,228,758
          Deposits and Other Assets - Related Parties                      4,558,028     4,482,171
          Deposits and Other Assets - Non-Related Parties                  1,001,635     1,435,923
          Spare Parts Inventory                                              999,998     1,018,982
                                                                        -------------  ------------
               TOTAL OTHER ASSETS                                         31,101,070    31,444,485
                                                                        -------------  ------------


                                                                        -------------  ------------
 TOTAL ASSETS                                                          $  81,932,420 $  83,363,665
                                                                        =============  ============

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         Restated
                                                                         September 30,
                                                                            2005         June 30,
                                                                         (UNAUDITED)       2005
                                                                        ------------   -----------
 CURRENT LIABILITIES:
          Accounts Payable                                             $   5,068,244 $   5,505,374
          Accrued Expenses                                                 3,707,751     2,710,584
          Short-Term Debt                                                    935,717     1,090,479
          Vessel Lease Payable - Current Portion                           6,164,293     5,020,136
          Current Advances From Related Parties                            3,276,705     2,983,271
          Deferred Interest - Short-Term                                     504,053       497,685
          Short-Term Debt - Related Parties                                  496,164       196,164
          Liabilities of Discontinued Operations                             403,400       401,000
                                                                        -------------  ------------
               TOTAL CURRENT LIABILITIES                                  20,556,327    18,404,693
                                                                        -------------  ------------

 LONG-TERM LIABILITIES:
          Vessel Lease Payable - Long Term Portion                        27,581,056    29,530,585
          Long-Term Debt - Net of Current Portion                          2,623,611     2,683,432
          Deferred Interest - Long-Term                                    1,370,396     1,501,185
          Long-Term Advances From Related Parties                             77,650        98,099
                                                                        -------------  ------------
               TOTAL LONG-TERM LIABILITIES                                31,652,713    33,813,301
                                                                        -------------  ------------

 DEFERRED INCOME                                                           1,577,304     1,595,220

 COMMITMENTS AND CONTINGENCIES                                                -             -


 STOCKHOLDERS' EQUITY:
          Series A Preferred Stock, $100 Par Value,
             Authorized 500,000 Shares, 362,844
             Issued and Outstanding                                       36,284,375    36,284,375
          Series B Convertible Preferred Stock, $10 Par Value,
             Authorized 500,000 Shares, 197,300
             Issued and Outstanding                                        1,973,000             -
          Common Stock, $2 Par Value, Authorized 25,000,000 Shares,
            Issued, 11,482,564 and Outstanding, 10,567,487                22,965,125    22,965,125
          Capital in Excess of Par                                        20,960,486    20,112,328
          (Deficit) (subsequent to June 30, 1993,
             date of quasi-reorganization)                               (53,578,956)  (49,352,173)
                                                                        -------------  ------------
                                                                          28,604,030    30,009,655
          LESS:
             Treasury Stock, 915,077 Shares                                 (457,538)     (457,538)
             Deferred Compensation, Net                                         (416)       (1,666)
                                                                        -------------  ------------
               TOTAL STOCKHOLDERS' EQUITY                                 28,146,076    29,550,451
                                                                        -------------  ------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  81,932,420 $  83,363,665
                                                                        =============  ============

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                                 Restated
                                                                        ---------------------------
                                                                         September 30,  September 30,
                                                                            2005          2004
                                                                        -------------  ------------
 OPERATING REVENUES:

          Gaming                                                       $   6,232,595  $  5,329,507
          Fare                                                               627,080       540,665
          On Board                                                           467,529       411,328
          Other                                                               63,863        96,822
                                                                        -------------  ------------
          NET OPERATING REVENUES                                           7,391,067     6,378,322
                                                                        -------------  ------------


 OPERATING COSTS AND EXPENSES:
          Gaming                                                           2,142,029     2,114,088
          Fare                                                               975,632       960,198
          On Board                                                           218,295       211,113
          Maritime & Legal Expenses                                        1,846,962     1,467,781
          General & Administrative Expenses                                  611,824     1,004,193
          General & Administrative Expenses - Parent                         573,730       427,583
          Ship Development Costs - Big Easy                                2,332,773             -
          Ship Development Costs - Royal Star                                350,569             -
          Equine Costs                                                       241,504             -
          Development Costs - Other                                          274,019       524,814
          Depreciation & Amortization                                        657,198       398,879
          Loss on Impairment of Note Receivable                                    -       200,000
                                                                        -------------  ------------
          TOTAL OPERATING COSTS AND EXPENSES                              10,224,535     7,308,649
                                                                        -------------  ------------


 OPERATING INCOME (LOSS)                                                  (2,833,468)     (930,327)
                                                                        -------------  ------------


 OTHER INCOME (EXPENSE):
          Interest and Financing Expenses                                 (1,321,432)   (1,011,600)
          Interest and Financing Expenses - Related Party                   (151,438)     (155,991)
          Interest Income                                                     13,667        74,343
          Interest Income Related Parties                                     64,541         3,974
          Other Income                                                         8,347           241
                                                                        -------------  ------------
          TOTAL OTHER INCOME (EXPENSE)                                    (1,386,315)   (1,089,033)
                                                                        -------------  ------------


 INCOME (LOSS) BEFORE TAX PROVISION
 AND EXTRAORDINARY ITEM                                                   (4,219,783)   (2,019,360)
           Income Tax Expense (Benefit)                                        7,000       (42,000)
                                                                        -------------  ------------


 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  (4,226,783)   (1,977,360)

 EXTRAORDINARY ITEM -  Fees charged to related
          parties for Master Settlement Agreement ( Note 13).                      -     3,560,000
                                                                        -------------  ------------


 NET INCOME (LOSS)                                                     $  (4,226,783) $  1,582,640
                                                                        =============  ============


 INCOME (LOSS) PER COMMON SHARE:
          Basic:
          Income (Loss) before Extroardinary Item                      $       (0.40) $      (0.20)
          Extraordinary Item                                                       -          0.37
                                                                        -------------  ------------
          Net Income (Loss)                                            $       (0.40) $       0.16
                                                                        =============  ============
          Diluted:
          Income (Loss) before Extroardinary Item                      $       (0.40) $      (0.19)
          Extraordinary Item                                                       -          0.35
                                                                        -------------  ------------
          Net Income (Loss)                                            $       (0.40) $       0.15
                                                                        =============  ============

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Basic                                            10,567,487     9,718,796
                                                                        =============  ============

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Diluted                                          10,567,487    10,258,358
                                                                        =============  ============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

             RESTATED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                  Series A            Series B Convertible
                                                 Preferred               Preferred                 Common
                                            ----------------------   --------------------- -------------------------
                                            Number of                Number of              Number of
                                            Shares      Amount       Shares     Amount      Shares         Amount
                                            -------   ------------    -------  ----------- ---------    ------------
BALANCE - JUNE 30, 2005                     362,844   $ 36,284,375       -     $       -   11,482,564   $ 22,965,125

   Series B Convertible Preferred
      Shares Issued                                                   197,300    1,973,000
   Compensation for Options Granted
      to Non-Employees
   Beneficial Conversion Feature of
      Convertible Preferred Stock
   Amortization of Deferred Compensation Costs    -             -          -            -          -              -
   Net (Loss) for the Three Months Ended
      September 30, 2005 -  as Restated           -             -          -            -          -              -

                                            -------   ------------    -------  ----------- ---------    ------------
BALANCE - SEPTEMBER 30, 2005                362,844   $ 36,284,375    197,300  $ 1,973,000 11,482,56    $ 22,965,125
                                            =======   ============    =======  =========== =========    ============


                                            Capital                        Treasury    Deferred
                                            in Excess                      Stock       Compen-
                                            of Par          (Deficit)      At Cost     sation       Total
                                           ------------   -------------   ----------   --------   -------------
BALANCE - JUNE 30, 2005                    $ 20,112,328   $ (49,352,173)  $ (457,538)  $ (1,666)  $  29,550,451

   Series B Convertible Preferred
      Shares Issued                             656,915                                               2,629,915
   Compensation for Options Granted
      to Non-Employees                          130,843                                                 130,843
   Beneficial Conversion Feature of
      Convertible Preferred Stock                60,400                                                  60,400
   Amortization of Deferred Compensation Costs       -               -            -       1,250           1,250
   Net (Loss) for the Three Months Ended
      September 30, 2005 -  as Restated              -       (4,226,783)          -          -       (4,226,783)

                                           ------------   -------------   ----------   --------   -------------
BALANCE - SEPTEMBER 30, 2005               $ 20,960,486   $ (53,578,956   $ (457,538)  $   (416)  $  28,146,076
                                           ============   =============   ==========   ========   =============

    See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                  Restated
                                                                                 September 30, September 30,
                                                                                -------------  ------------
                                                                                    2005          2004
                                                                                -------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                             $  (4,226,783) $  1,582,640
       Adjustments to reconcile income (loss) to net cash (used in)
        provided by operating activities:
       Depreciation and Amortization                                                 657,198       398,879
       Compensation for Options Granted                                              191,243             -
       Impairment of Note                                                                  -       200,000
       Increase in Deferred Income                                                   (17,916)      190,863
       (Decrease) in Deferred Income - Related Parties                                     -    (4,000,000)
       Changes in Operating Assets and Liabilities -
          Decrease in Accounts Receivable ($1.3 million received from PDS)         1,825,554         4,596
          (Increase) Decrease in Other Assets                                         70,712       (14,278)
          (Increase) in Prepaid Expenses                                            (239,239)     (259,740)
          Increase in Accounts Payable and Accrued Expenses                          508,586       298,865
                                                                                -------------  ------------
      CASH (USED IN) OPERATING ACTIVITIES BEFORE
        DISCONTINUED OPERATIONS                                                   (1,230,645)   (1,598,175)
      CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                               2,400         2,400
                                                                                -------------  ------------
      NET CASH (USED IN) OPERATING ACTIVITIES                                     (1,228,245)   (1,595,775)
                                                                                -------------  ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase and Improvements of Big Easy - Related Party                                 -    (3,701,297)
     Purchase and Improvements of Royal Star                                         (40,151)     (771,196)
     Note Receivable Collected - Related Party                                             -     2,600,748
     Advances Collected -  Related Party                                                   -       921,789
     Livestock Expenditures                                                                -      (275,971)
     Capital Expenditures                                                           (229,031)     (295,313)
     (Increase) Decrease in Other Investment Activity                                 24,276       (64,911)
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (244,907)   (1,586,151)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Sale of Series B Preferred Stock                                2,959,500             -
     Fees Paid on Sale of Series B Preferred Stock                                  (244,500)            -
     Advances Received from Related Parties                                          100,073             -
     Principal Payments on Short Term Notes                                          (11,026)       (6,029)
     Principal Payments on Long Term Notes                                          (490,432)            -
     Principal Payments on Long Term Debt - Related Parties                                -      (313,195)
     Decrease in Balances Due to/From Discontinued Subsidiaries                        2,438         1,687
                                                                                -------------  ------------
          CASH (USED IN) FINANCING ACTIVITIES
            BEFORE DISCONTINUED FINANCING ACTIVITIES                               2,316,054      (317,537)
          CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                            (2,438)       (1,687)
                                                                                -------------  ------------
          NET CASH (USED IN) FINANCING ACTIVITIES                                  2,313,616      (319,224)
                                                                                -------------  ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                840,464    (3,501,150)
           LESS CASH AND CASH EQUIVALENTS  FROM
             DISCONTINUED OPERATIONS                                                      38          (713)
          CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                     1,204,384     7,508,632
                                                                                -------------  ------------

          CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                       $   2,044,886  $  4,006,769
                                                                                =============  ============

          Supplemental Disclosures of Cash Flow Information:
          Cash paid during the period for:
          Interest                                                             $   1,434,991  $    654,862
          Income Taxes                                                         $           -  $          -


 See Notes to Consolidated Financial Statements.

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


(2) UNREGISTERED SALES OF EQUITY SECURITIES

     On July 13, 2005 the Company began accepting subscriptions for the purchase of shares of the Company's Series B Convertible Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"). The subscriptions for Series B Preferred Stock have been received by the Company as part of a private offering of up to 500,000 shares of its Series B Preferred Stock, at a subscription price of $15.00 per share ($7.5 million, in the aggregate, if all 500,000 shares of Series B Preferred Stock are sold in the offering). Under the Subscription Agreement, each such subscriber will be entitled to receive, in addition to shares of Series B Preferred Stock at $15.00 per share, a stock purchase warrant for the purchase of 1.2 shares of the Company's common stock for each share of Series B Preferred Stock purchased. Accordingly, if all 500,000 shares of Series B Preferred Stock are subscribed for, warrants to purchase an aggregate of 600,000 shares of the Company's common stock would then be issuable. The exercise price under each such warrant will be $3.25 per common share, and the warrants issued to purchasers of the Series B Preferred Stock will be exercisable for a term of three (3) years beginning one year after issuance. As of September 30, 2005 the Company has accepted subscriptions for the purchase of 197,300 shares of Series B Preferred Stock and has received approximately $2.7 million in net proceeds.

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

     During the quarter our net loss was increased by a non-cash expense of $60,400 as the result of the accounting for the sale of Series B convertible preferred stock. This non-cash item, known as a "Beneficial Conversion Feature", is the result of the application of the Emerging Issues Task Force's (EITF) Issues 98-5 and 00-27. The beneficial conversion feature was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the estimated number of common shares into which the security is convertible. The number of common shares the Preferred Stock is convertible into has been estimated, assuming a conversion before March 31, 2006, at a price of $1.96 per share. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price of $15 per share by the conversion price then in effect. We have estimated that as of March 31, 2006 a total of 3,826,530 shares of Common Stock would be issued upon conversion of all the Series B Preferred Stock, which represents an additional 76,530 shares

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

above the original number had the price been $2. The value assigned to the beneficial conversion feature on the Preferred Stock was credited to paid in capital and charged to earnings as interest expense for those Preferred Stock securities sold during the quarter.


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

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

to which the Company has agreed to file a Registration Statement under the Securities Act of 1933, as amended, covering the resale of shares of common stock purchasable under such MBC Global warrants, and to use its best efforts to cause such Registration Statement to be declared effective.

(5) NOTES RECEIVABLE

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

         The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that it generally is payable prior to maturity only from distributable cash of the maker. The maker under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, was delayed as a result of community opposition to certain elements of the development plan, and, while the Company believes that the development plan is now moving forward, the timing and amount of profits there also remain uncertain. The Company already holds a promissory note in the face amount of $10 million, received from the purchaser of

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Garden State Park in connection with the sale of such real property, which the Company expects will be fully paid in time. While the Company expects that note to be fully paid, it is not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, the Company has written down the Second Cherry Hill Note (defined above) on its books. The interest portion of the Las Vegas Note amounting to approximately $20,866,000 has never been included as income on the Company's books, therefore the interest capitalized under the Second Cherry Hill
Note is not subject to a write down. The remaining portion of the Second Cherry Hill Note has been written down to $4,278,651 which resulted in an impairment charge of the new note of $12,786,589, recorded in the fourth quarter of the Company's June 30, 2004 fiscal year and additional impairment charges of $500,000 in Fiscal 2005. The Company had previously recorded deferred income of $2,786,589 on the original sale of the El Rancho property in May, 2000, which amount was used to reduce the impairment charge to $10,000,000 at June 30, 2004. In addition, if before July 31, 2005, there is a sale or other disposition of the El Rancho Property, or a sale or other disposition of the entire direct or indirect interest of the owner of such property, then fifty percent (50%) of any profit in excess of $10 million realized on such sale also shall be paid to us as a mandatory prepayment of the Second Cherry Hill Note. The July 31, 2005 deadline by which a sale of the El Rancho Property would have to occur in order to trigger a possible prepayment to the Company will be extended to January 31, 2006 if a portion, but less than all, of the El Rancho Property or if the Owner's direct or indirect ownership interest is sold before July 31, 2005. In its assessment of the fair value of the Second Cherry Hill Note, the Company estimated that its share of proceeds from the sale of the El Rancho property prior to July 31, 2005 would generate approximately $500,000. As of June 30, 2005 the Company recorded an additional impairment loss on this note of $500,000 because a sale did not occur prior to July 31, 2005.

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

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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


     Results of  Operations  for the Three Months Ended  September  30, 2005 and
2004

     Consolidated

     Revenue for the three months ended September 30, 2005, (fiscal 2006) increased $1,012,745 from $6,378,322 in Fiscal 2005 to $7,391,067 in Fiscal 2006 primarily as a result of increase in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $2,915,886 from $7,308,649 in the three month period in Fiscal 2005 to $10,224,535 in Fiscal 2006 primarily the result of : 1) recording start up costs for the Big Easy of $2,332,773 compared to last year when no start up costs were recorded; and carrying costs on the Royal Star of $350,569; 2) expenses of $241,504 incurred as a result of our entry into the equine business; 3) an increase in depreciation and amortization of $258,319 as a result of depreciation being recorded on the Palm Beach Princess as a result of capital leasing arrangements effective in July, 2004 and amortization of finance fees as a result of the PDS transactions; 4) an increase in the Palm Beach Princess operating expenses, before depreciation and interest expense of $37,369 due to an increase in revenues and the increased number of cruises as compared to last year, offset by a decrease in other development costs of $250,795 as compared to last year when the Company had more funds to actively search, both domestically and

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

internationally for additional gaming opportunities, and a decrease in the impairment on a Note Receivable of $200,000 which reflects the impairment recognized in Fiscal 2005.

     The  operating  (loss)  for  the  quarter  ended  September  30,  2005  was
($2,833,468) as compared to an operating (loss) of ($930,327) for the comparative quarter, an increase in loss of ($1,903,141) for the reasons stated above.

     Other net expenses increased by $297,282 due to the additional interest and financing expense of $305,279 paid to PDS on the additional borrowings we received from PDS during the last fiscal year and the 1) expensing of the Beneficial Conversion Feature in the amount of $60,400 in connection with the sale of 197,300 shares of Series B Convertible Preferred Stock; 2) expensing the 400,000 options granted at various prices to our financial advisor in the amount of $86,590 which contract was effective on July 1, 2005; 3) the expensing $44,250 due to the 236,760 warrants issued to the purchaser of our Series B Preferred Stock as of September 30, 2005. We began the quarter with note and capital lease borrowings from PDS in the approximate amount of $29,314,000, compared to the first quarter of last fiscal year when the outstanding borrowings from PDS were $27 million. The net (loss) before extraordinary item for the quarter ended September 30, 2005 was a (loss) of ($4,226,783) as compared to a (loss) of ($1,977,360) during the comparative quarter.

     The Net (loss) for the quarter ended September 30, 2005 was ($4,226,783) or a (loss) of ($.40) per diluted share as compared to income of $1,582,640, or ($15) per diluted share for the quarter ended September 30, 2004. During the first quarter of the 2005 Fiscal year the Company recorded extraordinary income, net of tax, of $3,560,00 as compared to this year when no extraordinary income was recorded.

     For the quarter ended September 30, 2005 earnings before interest, taxes, depreciation and amortization and our unusual items of extraordinary income, impairment losses and vessel start up costs (Adjusted EBITDA) was $51,849 as compared to a (loss) of ($331,207) for the quarter ended September 30, 2004. The increase in Adjusted EBITDA of $383,056 was primarily due to EBITDA levels for the Palm Beach Princess increasing from approximately $970,000 in Fiscal 2005 to approximately $1.6 million in Fiscal 2006. In the quarter ended September 30, 2004, adjusted EBITDA levels were negatively affected by the hurricanes experienced during that quarter.

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

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                         Three Months Ended Septmeber 30,
                                         ------------------------------
                                              2005             2004
                                         ---------------  -------------
Total Adjusted EBITDA                   $        51,849 $     (331,207)
     Depreciation & Amortization               (657,198)      (398,879)
     Interest & Financing Expenses           (1,368,217)    (1,167,591)
     Interest and Other Income                   86,556         78,317
     Income Tax (Expense) Benefit                (7,000)        42,000
Net Income (Loss) before Unusual Items       (1,894,010)    (1,777,360)
     Extraordinary Item                               -      3,560,000
     Start Up Costs for Big Easy             (2,332,773)             -
     Impairment Loss                                  -       (200,000)
                                         ---------------  -------------
Net Income (Loss)                       $    (4,226,783) $   1,582,640
                                         ===============  =============

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


ITEM 6. EXHIBITS

Exhibit
Description of Exhibit

31.1 CEO  Certification   pursuant  to  rule  13a-14(a)  and  15d-14(a)  of  the
     Securities Exchange Act of 1934

31.2 CFO  Certification   pursuant  to  rule  13a-14(a)  and  15d-14(a)  of  the
     Securities Exchange Act of 1934

32 CEO & CFO Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005




                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



April 3, 2006      /s/Francis W. Murray
                   ---------------------------------------------------------
                   Francis W. Murray, President, Chief Executive Officer and
                   Chief Financial Officer

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                                                    Exhibit 31.1

             CEO CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

I, Francis W. Murray, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of International Thoroughbred Breeders;

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


Date: April 3, 2006

                       /s/Francis W. Murray
                       -------------------------------------------------------
                       Chairman/Chief Executive Officer/Chief Financial Officer

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                                                    Exhibit 31.2


             CFO CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

I, Francis W. Murray, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of International Thoroughbred Breeders;

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


Date: April 3, 2006

                        /s/Francis W. Murray
                        --------------------------------------------------------
                        Chairman/Chief Executive Officer/Chief Financial Officer

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                                                      Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q/A of International Thoroughbred Breeders, Inc. (the "Company") for the three months ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Francis W. Murray
-----------------------
Name: Francis W. Murray
Title: Chief Financial Officer
April 3, 2006