Form 10-K
period 2005-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2006-04-17
CIK 320573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-K

                        For annual and transition reports
                     pursuant to sections 13 or 15(d) of the
                         Securities Exchange Act of 1934


[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

                                       OR

[x ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from July 1, 2005 to December 31, 2005.

                           Commission File No. 0-9624

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                22-2332039
    -----------------------------          -------------------------------
      (State or other jurisdiction        (IRS Employer Identification No.)
           of incorporation)

       Suite 1300, 1105 N. Market Street, Wilmington, Delaware 19899-8985
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (302) 427-7599
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of March 31, 2006, there were 11,367,487 outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business                                                1
Item 1A.  Risk Factors                                           10
Item 2.   Properties                                             18
Item 3.   Legal Proceedings                                      19
Item 4.   Submission of Matters to a Vote of Security Holders    19

                                     PART II

Item 5.   Market for the Registrant's Common Equity, Related
          Stockholder Matters                                    20

Item 6.   Selected Financial Data                                22
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    23

Item 7A.  Quantitative and Qualitative Disclosures about
          Market Risk                                            40
Item 8.   Financial Statements and Supplementary Data            40
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                    75

Item 9A.  Controls and Procedures                                75
Item 9B.  Other Information                                      75

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant     76
Item 11.  Executive Compensation                                 79
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters         82
Item 13.  Certain Relationships and Related Transactions         86
Item 14.  Principal Accountant Fees and Services                 88

                                     PART IV

Item 15.  Exhibits and  Financial Statement Schedules            89

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

     o    increased competition from new and existing forms of gaming;

     o our ability to reposition the Big Easy in a timely and cost effective manner in the future, or as an alternative, sub lease the vessel to other parties;

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                     PART I

Item 1. Business.

Overview

     International Thoroughbred Breeders, Inc., a Delaware corporation ("ITB" or the "Company"), was incorporated on October 31, 1980. Until January 1999, we were primarily engaged in the ownership and operation of standardbred and thoroughbred racetracks in New Jersey. During the following two years, our focus concentrated upon working out our debt problems by selling our real properties in an orderly fashion rather than permitting such assets to be lost by foreclosure. Our efforts in that regard were successful, and in two transactions, one in May 2000 and the other in November 2000, we sold all of our real properties and paid our indebtedness in full.

     In April 2001, we acquired, by a bareboat charter, operations of an offshore gaming vessel, the M/V Palm Beach Princess. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the state territorial water's limit, engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, including dining, music and other entertainment as well as casino gaming. After retrofitting and refurbishing the Big Easy, a second gaming vessel, it was initially placed into service on October 18, 2005, also from the Port of Palm Beach Florida, although we did not commence regular (although limited) operations until November 12, 2005. The Big Easy did not meet our expectations and due to the operating losses and the removal of the vessel's Certificate of Inspection by the U.S. Coast Guard, on February 1, 2006 we indefinitely suspended operations of the Big Easy.

Our Gaming Operations

     The M/V Palm Beach Princess and the Big Easy are chartered by us from Palm Beach Maritime Corporation and Palm Beach Empress, Inc., two corporations which are controlled by our Chairman.

     As charterer of the vessels, we are responsible for maintaining the vessels, all machinery, boilers and other equipment on the vessels, and are responsible for making all necessary repairs. We are responsible for all expenses of operations, including all taxes payable in respect thereof. As charterer, we have the use of all equipment on board the vessel. We are responsible for re-delivery of the vessel and equipment at the end of the charter period in the same condition as when it was received, except for ordinary wear and tear. We are also responsible for replacing any items of equipment that need replacement and, to the extent equipment may be leased, we are responsible for all rental and other obligations under the applicable leases (including rental and other obligations of Palm Beach Maritime Corporation and Palm Beach Empress, Inc. during the term of the charters under equipment leases in place at inception of our charter). We are further required to keep all insurance in place for the vessels and equipment.

     The Palm Beach Princess

     The M/V Palm Beach Princess is a large, ocean going cruise ship with a passenger capacity of approximately 850 persons for coastal voyages. The ship is 420 feet long, 6,659 gross tons, and registered in the Republic of Panama. Originally built in 1964, the ship was substantially reconstructed, refurbished, and upgraded in 1973, 1984 and 1997. The ship fully complies with the standards of the International Convention on Safety of Life at Sea as applicable to large passenger ships, and is regularly subjected to safety and health inspections by the United States Coast Guard and the United States Public Health Service.

     We operate the M/V Palm Beach Princess for fourteen cruises weekly, consisting of a daytime and an evening cruise each day. Each cruise is of five to six hours in duration. During each cruise, the M/V Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, a swimming pool and sundeck. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, all major table games, including blackjack, dice, roulette and poker, and a sports wagering book.

     The Big Easy

     The Big Easy is 201 feet long and has a passenger capacity of approximately 1,100 persons for coastal voyages, and complies with the standards of the United States Coast Guard regulations as applicable to ships of its class. It is subject to safety and health inspections by the United States Coast Guard and the Florida Department of Public Health. Casino space on board the vessel occupies approximately 30,000 square feet. The vessel contains slot machines and major table games, dining, a sports wagering book, simulcasting, and multiple bars and lounges. As with the M/V Palm Beach Princess, gaming will be permitted only outside of Florida's 3-mile territorial waters limit.

     The United States Coast Guard issued the Big Easy her Certificate of Inspection on October 11, 2005, following an extensive and unexpected delay in receiving such certification. The vessel's first official cruise to international waters was October 18, 2005. Due to the approaching Hurricane Wilma, the vessel was ordered out of the Port for safe haven following her afternoon cruise on October 19, 2005. Hurricane Wilma struck Florida on October 24, 2005. Due to damages caused by Hurricane Wilma and vessel schedule conflicts, the Big Easy was unable to sail commercially until November 6, 2005. The unexpected delay in receiving the vessel's Certificate of Inspection, and the subsequent delays, damage and inconveniences caused by Hurricane Wilma immediately following the maiden voyage had a compounding, adverse effect on the Company's ability to retain personnel. As a result, the Company experienced greater-than-normal attrition of Big Easy personnel, particularly those who carried Coast Guard-issued Merchant Marine Cards (i.e. also known as z-cards), these are issued by Coast Guard and serve as required documentation for those working on US-flagged vessels to fill Coast Guard-mandated muster station requirements). As the number of Merchant Marine Card personnel became increasingly inadequate, it became increasingly difficult for management to meet muster station requirements, often forcing the cancellation of many sailings, particularly in December and January. The Coast Guard stopped issuing Merchant Marine Cards suddenly and unexpectedly sometime in October, 2005. Sea conditions in November and December were generally unfavorable for commercial sailing and were a contributing factor to several missed sailings. As a result of these numerous challenges, the vessel was able to make only nineteen sailings in November, twenty-four sailings in December and eight sailings in January. On January 31, 2006, the Coast Guard denied the Company's request to provide an extension to complete certain mandated work and removed the vessel's Certificate of Inspection. On January 31, 2006, approximately one hundred Coast Guard Merchant Marine Card applications relating to the Big Easy remained unprocessed by the Coast Guard twelve weeks or longer.

     We were having challenges attracting customers to the Big Easy given her inconsistent schedule of sailings. The initial delay in receiving a Certificate of Inspection and subsequent inconsistencies in scheduling caused significant negative cash flow and made advertising and promotional efforts difficult from both a financial and practical planning perspective. The lack of a consistent commercial service schedule caused insignificant customer support resulting in negative results for six months ending December 31, 2005. During the operating period, we were losing approximately $1,200,000 per month. These losses continued into January, 2006. On February 1, 2006, we suspended the Big Easy operations indefinitely. During the six month period ending December 31, 2005, the Big Easy operation sustained losses of approximately $8 million.

     The Royal Star

     During our 2004 fiscal year we purchased a third vessel, the M/V Royal Star. The Royal Star is currently in wet dock storage and we are limited by our negative cash position in making any further improvements on the vessel. In the past we have explored possible locations from which to potentially operate the vessel, however additional financing is necessary before we move forward. However, this ship will need extensive improvements and outfitting before being placed in service.

Marketing

     We have developed a marketing program intended to generate a loyal following of repeat customers and to attract tourists who are visiting the area. We believe we have positioned the Palm Beach Princess afternoon cruise for seniors who not only enjoy slot machines and gaming but also the extensive complimentary buffet and Las Vegas type shows presented on board. Younger professionals also enjoy the evening and weekend cruises.

     In the second quarter of fiscal 2006 we installed a player tracking system on the vessel. Our members will have the ability to play and accumulate points for complimentary rewards. This system provides us with personal information and preferences and tracks our customers level of play. We utilize broadcast medium through strategically placed television and radio campaigns, e-commerce to our mailing list, and our web site is updated weekly. These campaigns are backed up by print in newspapers and tourism targeted magazines. We also have a direct mail program for hotels, travel agents, clients, group leaders, local chambers, associations and others.

     Our primary target for guests is in Palm Beach County, Broward County and Martin County. We actively seek out marketing partners such as tour companies who produce large volume groups. Our reservations and telemarketing are handled in house. We utilize charter and line coach programs which reach out from Melbourne in the North and Miami in the South and we actively seek out marketing partnerships with major brand companies. We also utilize an in-house travel agent to arrange airline and hotel reservations for our major customers.

Other Operations

     During the quarter ended September 30, 2004 we re-entered the equine business. However, due to the Company's negative cash flow position we determined to liquidate our stock of horses on December 31, 2005. On that date we transferred our entire stock of horses to Francis W. Murray at our cost. Payment was made by Mr. Murray by offsetting $328,000 in amounts he had previously loaned the Company. This action was taken to conserve funds since the operational expenses had been approximately $75,000 per month. Our horse operation did not produce any significant revenue during the 15 month period we owned the horses.

2003 Chapter 11 Case

     In April 2001, in order to obtain rights to operate the Palm Beach Princess under a bareboat charter, we entered into an agreement to purchase a promissory note of Palm Beach Maritime Corporation (or PBMC) in the amount (including accrued interest) of $13.75 million, which was secured by a mortgage against the Palm Beach Princess, from the bankruptcy estate of one of our former affiliates ("Ship Mortgage Obligation"). In addition we agreed with the bankruptcy estate to purchase shares of our common stock still held by this affiliate for an aggregate purchase price of approximately $1.8 million, which was $.50 per share.

     We began making payments on the Ship Mortgage Obligation in monthly installments of $250,000 until July 2002, at which time a $9.75 million balloon payment was to be due. We obtained extensions of the maturity date (in consideration of our payment of substantial extension fees) until January 2003. On January 3, 2003, we did not have the funds to complete the purchase and after our requests for further extension was denied, in order to protect our invested deposits and operation of the vessel, our subsidiary filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. PBMC, the entity which owned the vessel, also filed for relief under Chapter 11 of the Bankruptcy Code. The petition did not cover us or any of our other subsidiaries. The Palm Beach Princess continued to operate as "debtor-in-possession."

     In September 2003, the bankruptcy court issued an order confirming a plan of reorganization under Chapter 11 of the Bankruptcy Code which was jointly proposed by the debtors. The plan of reorganization included, among other items, the payment of the amounts owing under the Ship Mortgage Obligation and the amounts owing under the stock repurchase discussed above. All of these obligations were secured by a ship mortgage against the Palm Beach Princess vessel and security interests in all of the other assets of the debtors.

     In July 2004, we and PBMC entered into certain financing transactions with PDS Gaming. A portion of these funds was utilized by PBMC to pay in full our obligations under the plan of reorganization. On July 17, 2004, the bankruptcy court issued a final decree closing the Chapter 11 cases.

PDS Gaming Transactions

     During our year ended June 30, 2005 and the six months ended December 31, 2005, we and several of our subsidiaries, along with PBMC, and Palm Beach Empress, Inc. (or PBE), companies owned or controlled by Francis W. Murray, completed several financial and lease transactions with PDS Gaming, a publicly held company located in Las Vegas. The transactions are described below.

July 7, 2004 Transaction

     On July 7, 2004, we and our subsidiaries ITG Vegas and ITG Palm Beach, LLC, along with PBMC and PBE closed on $23 million in transactions with PDS Gaming. The transactions were structured as a sale/leaseback of the Palm Beach Princess and the Big Easy vessels by PBMC and PBE, although, as to $20 million of the $23 million total, it was effectively equivalent to a secured loan against the Palm Beach Princess and the Big Easy vessels. Of the $23 million:

     o $14 million was advanced to PBMC by Cruise Holdings I, LLC ("Cruise I"), a subsidiary of PDS Gaming, to purchase the Palm Beach Princess, which was subsequently leased and chartered back to PBMC and PBE, which then subchartered the vessel to our subsidiary, ITG Vegas, Inc.;

     o $6 million was advanced to PBMC and PBE by Cruise Holdings II, LLC ("Cruise II"), a subsidiary of PDS Gaming, for the purchase and retrofitting of the Big Easy, which was subsequently leased and chartered back to PBMC and PBE, which then subchartered the vessel to our subsidiary ITG Vegas, Inc. and a new wholly-owned subsidiary of ITG Vegas, ITG Palm Beach, LLC ("ITG Palm Beach"); and

     o the remaining $3 million of funding from PDS Gaming went to ITG Vegas and ITG Palm Beach's lease of gaming equipment for use on the Palm Beach Princess and Big Easy vessels.

     The investment in and operation of the Big Easy required retiring all of our debt in the bankruptcy, due to the negative covenants governing our indebtedness. PBMC was willing to utilize proceeds from its sale of the PalmBeach Princess to pay off all of our indebtedness, which resulted in termination of our investment in the Ship Mortgage Obligation. In its place, we (through ITG Vegas) have options to acquire the M/V Palm Beach Princess and Big Easy vessels on terms which will credit our investment in the Ship Mortgage Obligation against the option exercise prices for the vessels.

     Palm Beach Princess Subcharter and Option to Purchase

     On July 7, 2004, Cruise I entered into a Bareboat Charter and Option to Purchase (the "Princess Charter") and a Master Lease Agreement (together with Lease Schedule No. 1, the "Princess Master Lease") to charter and lease the M/V Palm Beach Princess to PBMC and PBE for a period of five years. The charter hire/rent was $178,500 per month for the first 12 months and $391,762.80 for the remaining term.

     The Princess Charter included an option for PBMC to purchase the M/V Palm Beach Princess at the end of the term and was structured such that the monthly charter hire payments under the Princess Charter would reduce the purchase price for the M/V Palm Beach Princess to zero in five years and title would automatically pass to PBMC at the end of the term of the Princess Charter.

     PBMC and PBE entered into a Sub-Bareboat Charter to charter the M/V Palm Beach Princess to ITG Vegas and ITG Palm Beach for the same five year period. The charter hire payable by ITG Vegas and ITG Palm Beach to PBMC and PBE under the Princess Sub-Charter was $50,000 per month plus one percent (1%) of the gross operating revenues of the M/V Palm Beach Princess. Under the subcharter, PBMC granted to ITG Vegas and ITG Palm Beach an option to purchase PBMC's right to acquire the M/V Palm Beach Princess at the end of the term, for an exercise price equal to the appraised value of the M/V Palm Beach Princess, $17,500,000, to which certain amounts, including principal payments made by ITG Vegas on the PDS Gaming lease were to be credited against the purchase price.

     Big Easy Subcharter and Option to Purchase

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

     PBMC and PBE also entered into a Sub-Bareboat Charter to charter the Big Easy to ITG Vegas and ITG Palm Beach for a five year period. The charter hire payable by ITG Vegas and ITG Palm Beach under the Big Easy Sub-Charter was $100,000 per month plus one percent (1%) of the gross operating revenues of the Big Easy. Under the Big Easy Sub-Charter, PBE granted to ITG Vegas and ITG Palm Beach an option to purchase PBE's right to acquire the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, to be determined following the retrofitting and refurbishment of the Big Easy, to which certain amounts are to be credited.

     Lease of Gaming Equipment

     On July 7, 2004, ITG Vegas and ITG Palm Beach entered into a lease (the "Gaming Equipment Lease"), for new and used gaming equipment from PDS Gaming for use on the two vessels. A portion of the equipment was previously owned and used by ITG Vegas on the Princess and was sold to PDS Gaming at closing for $500,000 and then leased back pursuant to the Gaming Master Lease. The Gaming Equipment Lease had a term of three years. Aggregate rent for all gaming equipment is approximately $1.4 million per year under this agreement. ITG Vegas and ITG Palm Beach have an option to purchase the leased equipment at the end of the term for a purchase price equal to the fair market value of the equipment at such time.

January 5, 2005 Transaction

     On January 5, 2005, Royal Star Entertainment, LLC ("RSE"), a wholly-owned indirect subsidiary of us, borrowed $2,850,000 at an interest rate of 10% per annum from PDS Gaming to be repaid on January 17, 2006. The proceeds of the loan, less a closing fee in an amount equal to $78,375, were used to make improvements to the vessels Royal Star and Big Easy.

     Also on January 5, 2005, RSE entered into an equipment lease with PDS Gaming providing for the lease by RSE of slot machines to be located on the vessel Royal Star. The term of the lease was three years, with rental payments of $11,879 per month for the first four months and $95,350 per month for the next thirty-two months. RSE paid a closing fee of $57,020, and a security deposit in the amount of $95,350.

April 5, 2005 Transaction

     On April 5, 2005, we and certain of our subsidiaries, together with PBMC, PBE, Francis W. Murray and Francis X. Murray, executed and delivered as joint and several co-borrowers, a promissory note payable to PDS Gaming in the amount of $4.35 million. The note evidences a loan made by PDS Gaming to us, the proceeds of which were used by us to cover the costs of improvements to the Big Easy and to obtain the release of the Big Easy from dry dock. The note bore interest at 20% per annum, until June 30, 2005 when it was refinanced. As further consideration to PDS Gaming, ITG Vegas and ITG Palm Beach entered into a three-year lease of an additional $1.5 million of gaming equipment. Rental payments under such lease were $50,000 per month for 36 months. On September 1, 2005, the gaming equipment lease was cancelled.

June 30, 2005 Transaction

     On June 30, 2005, we entered into a new loan agreement with PDS Gaming, pursuant to which we borrowed $29,313,889 to refinance the approximately $27 million in existing indebtedness to PDS Gaming and we borrowed an additional $2.3 million. The additional $2.3 million advance was needed by our ITG Vegas subsidiary for working capital due to the continuing delay in commencement of operations of the Big Easy, for which the monthly carrying costs had escalated to approximately $1.2 million per month during the quarter ended June 30, 2005.

     As a result of the June 30, 2005 transaction, structured as a loan rather than continuing with the sale leaseback transactions which had been entered in July 2004, the ownership of the vessels Palm Beach Princess and Big Easy reverted to PBMC and PBE (indirectly, since they acquired Cruise Holdings I and Cruise Holdings II from PDS Gaming). The $29.3 million loan is secured by mortgages on the Palm Beach Princess and Big Easy by Cruise I and Cruise II, and also is secured by virtually all of the assets of

ITG Vegas and its subsidiaries, including the vessel Royal Star, pledges of our stock in ITG Vegas and its subsidiaries, and collateral assignments of certain promissory notes payable to us. We, along with PBMC and PBE, have guaranteed the loans.

     With the unwinding of the sale leaseback transactions with PDS Gaming and restructuring the indebtedness as loans, the bareboat charters by Cruise I and Cruise II to PBMC and PBE, with ensuing subcharters to ITG Vegas and ITG Palm Beach, have terminated. In their place, ITG Vegas and ITG Palm Beach charter the Palm Beach Princess and Big Easy, respectively, directly from Cruise I and Cruise II, which are in turn owned by PBMC and PBE. These new bareboat charters have substantially the same economic terms as the prior subcharters they replaced.

     Funding under the June 30, 2005 PDS Gaming loan agreement was completed on July 18, 2005, following satisfaction of conditions, including recording of the ship mortgages. Effective August 1, 2005, our monthly interest and principal payments are approximately $1.1 million. Our overall annual interest rate on the new PDS Gaming loan is approximately 15.5% until January 2006, at which time a portion of the loan presently equal to approximately $2.8 million will increase to 20% until ITG Vegas' EBIDTA exceeds $17 million on an annualized basis. The principal will be amortized to maturity on July 1, 2009. ITG Vegas was required to maintain EBIDTA of at least $10.5 million for the 12 months ending January 1, 2006, increasing monthly to $12 million for the 12 months ending October 1, 2006.

December 2005 Transactions

     In December 2005 we borrowed an additional $535,744 and in order to meet our debt service requirements with PDS.

March 2006 Transaction

     On March 23, 2006, we, together with certain of our subsidiaries and certain companies owned or controlled by Francis W. Murray, our CEO, (all being the same companies which entered into the Loan and Security Agreement with PDS Gaming Corporation and certain of its subsidiaries on June 30, 2005) entered into a Forbearance Agreement effective March 22, 2006 with PDS Gaming Corporation. Under the Agreement the Lender has agreed not to enforce its rights and remedies against the Borrowers due to their being in default on several loan covenants and payment obligations. The Agreement will permit us to defer the payments on our loan and equipment lease payments until June 1, 2006. However, an interest only payment on the loan in the amount of $572,400 will be due May 1, 2006, along with an equipment lease payment of $113,500. During the forbearance period interest on the balance outstanding under the loans and equipment leases of $33,159,220 will be increased by one-half of one percent (0.5%), or $165,796. Additionally, the Company will pay the lenders a fee of $331,592 (1% of the outstanding amount) which fee is deferred until the sale of refinance of collateral or final maturity whichever occurs first, and costs and expenses of approximately $150,000.

     Under the Agreement, upstream payments to the parent company will be permitted in the amount of $25,000 per week provided there is no event of Forbearance Default.

     Under the Forbearance Agreement the EBITDA requirements will be waived until the 12 month period ending July 2, 2006 at which time the Company must meet an EBITDA requirement of $11,100,000. Additionally, if the EBITDA is under $17 million the interest rate will be approximately 20% on the debt.

     We have also agreed to deliver the Second Cherry Hill Note (described below) to the lender as additional collateral. This note has a face value of approximately $35 million but is recorded on our books for $4.3 million.

     During the Forbearance Period the lender has agreed to discuss amendments to each of the Loan Documents with the credit parties, in the lender's discretion.

     After the forbearance period payments of interest and principal of approximately $1.1 millin will be due each month. During the forbearance period the Company is to use its best efforts to sell or refinance the Big Easy Vessel and reduce the loan balance with the proceeds from such a transaction. We do not expect to be able to make the June 1, 2006 payment if such a transaction is not completed or if future terms are not re-negotiated.

Affiliate Loans

     As of September 30, 2005, we had borrowed approximately $3.3 million from entities owned by our Chairman, Francis W. Murray. Our indebtedness on most of these loans was later offset against the purchase price payable by Mr. Murray for our Series B Preferred stock purchased by Mr. Murray on December 29, 2005 in the amount of $3.1 million.

Other Assets

     First Cherry Hill Note

     In November 2000, through our wholly-owned subsidiary, GSRT, LLC, we closed on the sale of our Garden State Park property, located in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC. The purchase price was $30 million and was paid by the buyer's note in the amount of $10 million ("First Cherry Hill Note") and the balance of the purchase price was paid in cash. The cash proceeds from such sale were principally used by us to repay in full the outstanding balances on our debt.

     Under the First Cherry Hill Note, all payments are dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the buyer have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of distributable cash will be paid to us. We will thereafter receive payments under the First Cherry Hill Note equal to 33 1/3% of all distributable cash until the maturity date, which occurs on the fifteenth anniversary of the issuance of the First Cherry Hill Note. We may convert the First Cherry Hill Note, at our option, into a 33 1/3% equity interest in Realen-Turnberry/Cherry Hill during the six-month period prior to the fifteenth anniversary of the issuance of the First Cherry Hill Note. If not then converted, the First Cherry Hill Note will be payable at maturity in an amount equal to (a) the difference, if any, between $10 million and total payments previously made to us under the First Cherry Hill Note and
(b) 33 1/3% of any excess of the fair market value of Realen-Turnberry/Cherry Hill's assets over the sum of its liabilities (other than the First Cherry Hill
Note) and any unreturned equity investment of its owners. We have elected to defer the gain on the sale until such time that collectability under the First Cherry Hill Note from Realen-Turnberry/Cherry Hill can be determined.

     Las Vegas Note; Second Cherry Hill Note

     On May 22, 2000, through our wholly-owned subsidiary, Orion Casino Corporation, we closed on the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, Nevada to Turnberry/Las Vegas Boulevard, LLC. The sale price was $45 million. The proceeds from the El Rancho sale were principally used by us to reduce the outstanding balances on our loan and to purchase a promissory note of the buyer in the amount of $23 million (the "Las Vegas Note"), which was convertible at our option into a 33 1/3% equity interest in the buyer.

     All payments payable under the note were dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the equity investors in the buyer have received total distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $23 million of distributable cash was to be paid to us. We were thereafter to receive payments under the Las Vegas Note equal to 33 1/3% of all distributable cash until the maturity date, which was to occur on the thirtieth anniversary of our purchase of the note. We elected to defer the gain on the sale of the real property until such time that collectability, under the $23 million Las Vegas Note could be determined.

     On June 16,  2004,  we sold the Las Vegas Note.  The  purchaser  of the Las
Vegas Note was Cherry Hill at El Rancho LP, a limited partnership which is affiliated with the maker of the Las Vegas Note. In exchange for the Las Vegas Note, we received cash payments of $2.8 million, a non-recourse loan from Turnberry Development, LLC, an affiliate of the buyer, in the amount of $5 million and a promissory note issued by Soffer/Cherry Hill Partners, L.P. ("Cherry Hill Partners"), another affiliate of the buyer, in the principal amount of $35,842,027 (the "Second Cherry Hill Note").

     The principal amount of the Second Cherry Hill Note equals the difference between the unpaid principal plus all accrued and unpaid interest (at 22% per annum) under the Las Vegas Note, less the $2.8 million in purchase price payments and $5 million non-recourse loan paid to us. As further consideration, we received the right to use aircraft owned or leased by the buyer or its affiliates, for up to 64 hours in total, which we value at approximately $224,000.

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

     We are not liable for repayment of the principal of the $5 million loan included in the foregoing consideration. However, we are obligated to pay interest and fees on such loan aggregating $600,000 per year for five years.

     The Second Cherry Hill Note matures in 2015 and is similar to the Las Vegas Note which was sold, in that both generally are payable prior to maturity only from distributable cash of the maker. The obligor under the Second Cherry Hill
Note is one of the principal partners in the entity which purchased the Garden State Park real property from our subsidiary in November 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, was delayed as a result of community opposition to certain elements of the development plan, and, while we believe that the development plan is now moving forward, the timing and amount of profits from this project remains highly uncertain. While we expect the First Cherry Hill Note we received in the principal amount of $10 million from the sale of Garden State Park to be fully paid, we were not optimistic that the Second Cherry Hill Note would be fully paid, and accordingly, we have written down on our books the amount of the Second Cherry Hill Note substantially below the $35,842,027 face amount thereof, to $4,278,651.

     The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the buyer, in PBE, representing fifty percent (50%) of the stock in that company. PBE is the entity which indirectly owns the Big Easy.

     Mr. Parello has the right to acquire the Second Cherry Hill Note from us in exchange for his stock in PBE. This option held by Mr. Parello will effectively limit the value to us of the Second Cherry Hill Note to the value of Mr. Parello's one-half interest in PBE. Mr. Parello's right will be exercisable upon the later to occur of (1) payment by or for the account of Cherry Hill Partners of $483,205.48 under the Second Cherry Hill Note, and (2) payment of the entire principal balance of the non-recourse loan received by our Orion subsidiary in the principal amount of $5 million, referred to above (upon which repayment our obligation to pay interest and fees of $600,000 per year on such loan would end).

Employees

     As of December 31, 2005, our parent company employed eight full-time and one part time corporate executive, administrative and clerical personnel. ITG Vegas employs a crew of approximately 519 and office and management personnel of 78 for the operations of its casino cruise business.

Competition

     From July 1, 2001 to December 9, 2001 the M/V Palm Beach Princess was the only vessel operating a coastal gaming business from the Port of Palm Beach and our closest competition was approximately 50 miles away in Ft. Lauderdale, Florida. From December 10, 2001 until April 29, 2002 another coastal gaming vessel, the S.S. Horizon Edge, operated from Riviera Beach Marina, which is in close proximity to the Port of Palm Beach. This vessel was 186 feet and had a passenger capacity of 500 people. The M/V Palm Beach Princess is considerably larger at 420 feet with a passenger capacity of 850 people. The Horizon Edge operated on a similar schedule as the Palm Beach Princess, that is, two five hour cruises per day, 7 days a week, however, due to its smaller size it canceled more cruises than the Palm Beach Princess for inclement weather. From June, 2002 until February 15, 2003, the coastal gaming vessel Texas Treasure II was operating from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel is approximately 400 feet, was built in 1968 and has a passenger capacity of approximately 700 people. This vessel had previously operated in competition with the Palm Beach Princess from May 13, 1999 until it discontinued operations on May 15, 2000.

     In the future, we may compete with other vessels which may from time to time be located in the port. Competition would be on the basis of cruise schedules, passenger services, amenities, prices, and percentages of gaming win. There is no assurance that other competing vessels will not enter the gaming business at the existing Port of Palm Beach, at a new and larger port facility in Palm Beach or at another port facility in the future.

     In addition to competing with other vessels in the coastal gaming cruise business, we compete with a variety of other entertainment activities in and around Palm Beach, Florida, including, but not limited to, land-based Native American Indian gaming casinos, poker rooms, horse and dog racing, off track wagering, state-sponsored lotteries, short-term cruises, resort attractions, various sports activities and numerous other recreational activities. We also compete with land-based gaming abroad. For example, a 300 passenger high-speed ferry was scheduled to begin carrying passengers late in 2005 on daily round trips to Freeport, Grand Bahamas where gaming is conducted. There is no assurance that we will be able to successfully compete with such other activities.

     On March 8, 2005 the citizens of Broward County approved a referendum that will amend Florida's constitution to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County in which we conduct operations. The referendum approved for Broward
County in March 2005 also sought approval for Miami-Dade County. However, approval for Miami-Dade County was defeated at that time. In a special session in early December 2005, the Florida legislature passed legislation which would permit 1,500 slot machines at each of the four (4) pari-mutuel facilities in Broward County. Neither the timing of the installation of the slot machines, nor the impact to our Company, can be predicted at this time.

     The expansion of slot machines at pari-mutuel facilities in other counties and/or the expansion of Native American tribe gaming in Florida could also materially impact our operation in the near future.

Weather and Seasonal Fluctuations

     The success of our casino cruise business depends, to a significant extent, on weather conditions. In particular, inclement weather, or the threat of such weather, has a direct effect on passenger counts, potentially adversely affecting our revenues. Bad weather or sea conditions may result in the cancellation of cruises. Our business is also subject to seasonal fluctuations. Our peak seasons are the late fall, winter, and early spring seasons due to the increased local population as well as increased tourist populations.

     During the first quarter of operations of our fiscal year ended June 30, 2005, four major hurricanes severely impacted the State of Florida, two of which directly struck the Palm Beach area between August 13, 2004 and September 26, 2004. During that period, tourist travel to our area was adversely effected and the lives of local residences were significantly disrupted. We cancelled 33 cruises during the first and second quarters of last year as a result of the weather, loss of utilities and damage to the surrounding areas. During the quarter ended December 31, 2005, we cancelled 18 Palm Beach Princess cruises as a consequence of hurricanes "Katrina" and "Rita" and the resulting bad weather.

     The Big Easy completed two voyages beginning on October 18, 2005 but on October 19th left the Palm Beach port because of the threat from hurricane "Wilma." The vessel returned to the area on November 1st but because of the lingering effects of the hurricane and high seas, the vessel operated only intermittently until November 11, 2005 and subsequently from November 12, 2005 to December 31, 2005 lost approximately 5 cruises due to high seas.

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

     The vessels we lease and own are subject to the provisions of SOLAS 74, which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service. The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards. The Amendments are applicable to all passenger ships engaged in international service, including retroactively those ships such as the Palm Beach Princess that were built prior to 1980. Under the terms of the Amendments, full compliance by older ships with SOLAS 74 standards is to be phased in and implemented over the years and completed no later than October 1, 2010.

     The Palm Beach Princess is in compliance with the SOLAS 74 requirements to date, and has previously completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments, most notably being requirements that no combustible material be used in ships' structures and that certain other interior structure and space standards be met. The precise nature and scope of necessary work will be determined in conjunction with the ship's classification society, Det norske Veritas. To accomplish such work may entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost.

Item 1A - Risk Factors

     This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as "expects," "anticipates," "believes," estimates" and other similar expressions or future or conditional verbs such as "will," "should," "would" and "could" are intended to identify such forward-looking statements. Readers of this annual report of the Company (also referred to as we, us or our) should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

     All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which we operate. Factors that might cause our future financial performance to vary from that described in our forward-looking statements include the market, credit, operational, regulatory, strategic, liquidity, capital and economic risks, among others, as discussed in the MD&A and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in our reports to the SEC also could adversely affect our results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties.

Access to funds from subsidiaries.

     The parent company is a separate and distinct legal entity from our operating and non-operating subsidiaries. We therefore depend on dividends, distributions and other payments from our subsidiaries to fund our parent company overhead and administrative obligations. Our subsidiaries are subject to credit agreements that severely limit the flow of funds from those subsidiaries to the parent company. In addition, the parent company's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

We derive substantially all of our revenues from our offshore gaming operations of the Palm Beach Princess vessel that has substantial fixed costs.

     Substantially all of our revenues are currently derived from our operation of the M/V Palm Beach Princess. Many of our operating costs, including the charter fee payable to the vessels' owners, fuel costs and wages, are fixed and cannot be reduced when passenger loads decrease or when rising fuel or labor costs cannot be fully passed through to customers. Passenger and gaming revenues earned from the vessel must be high enough to cover these expenses. While we have generated sufficient revenues from the M/V Palm Beach Princess to pay its expenses (other than debt services as described below), there is no guarantee that we will be able to continue to cover operating expenses of that business as well as our new increased monthly debt service and charter payments on the Palm Beach Princess and the Big Easy vessel, and our failure to do so could have materially adverse consequences.

We have a significant amount of indebtedness that we must service, which impacts our financial condition and results of operations.

     After the completion of our refinancing in June 2005 and subsequent additional borrowings, we have approximately $30 million of indebtedness outstanding to PDS as of December 31, 2005. We may incur additional indebtedness in the future. Our level of indebtedness will have several significant effects on our future operations, including the following:

          o we will be required to use a major portion and at times all of of our cash flow from operations for the payment of any principal or interest due on our outstanding indebtedness;

          o our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and

          o the level of our outstanding debt affects our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

     With the failure of our second vessel, the Big Easy, to operate profitably, the revenues of our one operating vessel, the Palm Beach Princess, will not be sufficient to pay our debt service and lease obligations to PDS Gaming. If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things:

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

     Our primary lender, PDS Gaming, agreed to forbear and reduce debt service payments only until June 1, 2006. If we do not deploy the Big Easy profitably, refinance, or sell assets to generate cash with which to substantially reduce our debt, we may suffer material default under our indebtedness, possibly including foreclosure actions against our assets.

We may need to raise substantial additional capital to fund our operations in the future, and we do not have any future commitments for capital.

     We have incurred significant losses from operations due to the start-up costs of the Big Easy, as well as the delay in receiving the required certification to commence operations. We have limited capital resources, and do not have access to a line of credit or other debt facility. We may need additional capital in the future to execute our business strategy, and if we are unsuccessful in raising such additional capital we may be unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the interests of our stockholders would be subordinated to the interests of our debt holders and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the sale of equity securities, the ownership of our current stockholders would be diluted. Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may be required to sell assets or cease business operations.

We have agreed to issue warrants that may be exercisable at our common stock's market price on the date the warrants are issuable, and these warrants may cause severe dilution to our stockholders.

     On November 9, 2005, we issued notes to four investors in the aggregate principal amount of $400,000 due December 8, 2005. In connection with these note issuances, as of December 8, 2005, we are obligated to issue to the investors warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $2.50 per share. The notes provide that if we do not repay them by January 9, 2006, for each month thereafter during which the notes remain unpaid, the note holders would receive an additional warrant to purchase 50,000 shares of our common stock for every $100,000 in unpaid notes, exercisable at the lesser of $2.50 per share or the market price on the date these warrants become issuable.

     As of March 31, 2006, we have not repaid these notes, and we do not know when we will have sufficient cash to repay these notes. As such, we do not know the total number of warrants that we will be required to issue to the note holders. We are registering 1.4 million shares of common stock underlying these warrants, which represents the number of warrants that we would have to issue if the notes were not repaid until June 30, 2006. If we are unable to repay the notes at such time, we will be required to issue additional warrants and to register the resale of the shares of common stock underlying the warrants, which would be expensive and time consuming for our management. Additionally, since these warrants will have an exercise price equal to the lesser of $2.50 per share or the market price on the date of issuance, we do not know what the exercise price will be, and correspondingly, these warrants could cause severe dilution to our current stockholders.

We  face  competition  to  our  off-shore  gaming   operations  from  non-gaming
activities in Florida, as well as traditional land-based casinos and other gaming activities.

     We currently compete with a variety of other vacation activities in and around Palm Beach, Florida, including short-term cruises, resort attractions, sporting and other recreational activities. We also expect competition in other areas surrounding Palm Beach in the future. Within sixty miles of the Port of Palm Beach, there are a number of smaller marinas that are capable of handling other coastal gaming vessels. In the future, we expect competition to increase as:

          o    new gaming operators enter our market,

          o    existing competitors expand their operations,

          o    gaming activities expand in existing jurisdictions, and

          o    if gaming is legalized in new jurisdictions.

          In general, we compete with gaming activities including:

          o    traditional land-based casinos,

          o    dockside gaming,

          o    casino gaming on Indian land,

          o    state-sponsored lotteries,

          o    video poker in restaurants, bars and hotels,

          o    pari-mutuel betting on horse racing,

          o    jai-alai, and

          o    sports bookmaking.

     Our operations compete with all of these forms of gaming and will compete with any new forms of gaming that may be legalized in the future, as well as with other types of entertainment.

Our competition may increase in the future if the State of Florida legalizes additional gaming activities.

     Over the past few years, there has been an attempt to legalize gaming throughout the State of Florida. It is likely that the gaming industry will continue to pursue legalization of gaming in Florida, and we believe that the legalization of gaming in Florida would have a material adverse impact on our operations. In addition, we are also subject to competition from other gaming establishments in other jurisdictions, including Atlantic City, New Jersey, Las Vegas, Nevada, the Bahamas, and riverboat gambling on the Mississippi river. Such competition could adversely affect our ability to compete for new gaming opportunities and to maintain revenues.

     On March 8, 2005 the citizens of Broward County approved a referendum that will amend Florida's constitution to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County in which we conduct operations. The referendum approved for Broward
County in March 2005 also sought approval for Miami-Dade County. However, approval for Miami-Dade County was defeated at that time. In a special session in early December 2005, the Florida legislature passed legislation which would permit 1,500 slot machines at each of the four (4) pari-mutuel facilities in Broward County. Neither the timing of the installation of the slot machines, nor the impact to our Company, can be predicted at this time.

We are potentially subject to new gaming laws, regulations and taxes.

     Under Federal law, individual states are permitted to regulate or prohibit coastal gaming. The State of Florida does not currently regulate coastal gaming. However, from time to time, legislation has been introduced which, if enacted, would prohibit the coastal gaming business. There is the risk that Florida may at some future date regulate the coastal gaming business. Such regulation could adversely effect our business.

     In addition, the Federal government has previously considered a Federal tax on casino revenues and may consider such tax or other regulations that would affect our gaming business. From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in Florida and in other jurisdictions throughout the country. Any such taxes, expansion of gaming or restriction on or prohibition of our gaming operations could have a material adverse effect on our operating results.

We are subject to a variety of non-gaming regulations.

     The M/V Palm Beach Princess, the Big Easy, and any other vessels which we may operate in the future must comply with various international and U.S. Coast Guard requirements as to ship design, on-board facilities, equipment, personnel and general safety. An inability to maintain compliance with such regulations could force us to incur additional costs to retain compliance or require us to buy new vessels. In addition, we are subject to certain state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses, such as the Clean Air Act, the Clean Water Act, and other environmental rules and regulations. The coverage and compliance costs associated with these laws, regulations and ordinances will result in future additional costs to our operations.

We rely on patrons primarily from Florida and tourists from the Northeastern United States, and are therefore particularly sensitive to adverse economic events in these regions.

     We derive a substantial portion of our revenues from patrons from the southern and central portions of Florida as well as from tourists visiting Florida from other parts of the United States, particularly the Northeast. Adverse economic conditions in any of these markets, or the failure of our vessels to continue to attract customers from these geographic markets as a result of increased competition in local markets, or other factors such as future terrorist attacks, which may lead to a decline in tourist travel, could have a material adverse effect on our operating results. Conditions and other factors beyond our control include:

          o    competition from other amusement properties;

          o changes in regional and local population and disposable income composition;

          o    changes or cancellations in local tourism;

          o changes in travel patterns or preferences which may be affected by increases in gasoline prices;

          o    changes in airline schedules and fares, or airline strikes

          o    weather events; and

          o our need to make renovations, refurbishments and improvements to our vessels to continue to attract tourists.

Weather conditions could seriously disrupt our operations.

     Our gaming operations are subject to unique risks, including loss of service because of flood, hurricane or other severe weather conditions. Our vessels face additional risks from their movement and the movement of other vessels on waterways. Palm Beach, Florida is subject to severe storms, hurricanes and occasional flooding. As a result of such severe weather conditions, as well as the ordinary or extraordinary maintenance requirements of our vessels, if we are unable to operate our vessels, our results of operations will be harmed.

     During the quarter ended September 30, 2004 our operating business was adversely affected by four hurricanes passing over or near Florida. We suffered materially from the direct effects of hurricanes "Frances" and "Jeanne" that left the area without power, resulting in curfews and limited food, water and life resources. These two storms caused the evacuation of the population in our area, and the four storms further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. Our M/V Palm Beach Princess daily cruises were cancelled during the period of time that the hurricanes threatened the area and for short periods thereafter.

     During the quarter ended December 31, 2005, we cancelled 18 cruises for the M/V Palm Beach Princess as a consequence of bad weather including Hurricanes "Katrina" and "Rita". On October 24, 2005, Hurricane Wilma passed over Florida and particularly affected the East Coast and the Palm Beach area. We suffered materially from the direct effects of the hurricane that left the area without power, resulting in curfews and limited food, water and life resources. This storm caused the evacuation of the population in our area, and further affected tourism in the area, severely reducing our pool of potential passengers, both local residents and tourists. The M/V Palm Beach Princess was placed in a scheduled dry dock on October 16, 2005 for approximately 12 days. Hurricane "Wilma" struck during the dry dock period and as a result, twenty-six of our daily cruises during October thru December 31, 2005 were cancelled during the period due to the scheduled dry dock of the M/V Palm Beach Princess and the hurricane effect on the area. The loss of our vessels from service for any period of time has adversely affected and could in the future adversely affect our revenues.

     The Big Easy completed two voyages beginning on October 18, 2005 but on October 19th left the Palm Beach port because of the threat from hurricane "Wilma." The vessel returned to the area on November 1st but because of the lingering effects of the hurricane and high seas, the vessel operated only intermittently until November 7, 2005. On November 12, 2005, the vessel began limited regular service. However, cruises continued to be cancelled due to high seas until we ceased operations on February 1, 2006.

We depend on our management to execute our business plan.

     Our success is dependent upon the efforts of our current management, in particular that of our President and Chief Executive Officer, Francis W. Murray. Since the business of gaming has expanded significantly over the past few years, so has the competition for qualified employees. There is no assurance that such persons can be retained or readily replaced. Furthermore, there is no assurance that we will be able to continue to add qualified personnel as needed. The loss of the services of any of our executive officers could adversely affect our business. In addition, we do not carry key man life insurance policies on any of our executive officers.

Our business is seasonal and we experience significant quarterly fluctuations in operating results.

     Our quarterly operating results are expected to fluctuate significantly because of seasonality. We expect to generate the majority of our income during the quarters ending March 31 and June 30. If our operations are shut down for any periods of time during these quarters in particular, our results of operations will be adversely affected.

We incurred significant costs due to delays in placing the Big Easy into service, which will adversely affect our results of operations.

     We have a capitalized lease value of approximately $20 million on the Big Easy and have spent significant amounts to refurbish and refit the Big Easy. In April 2005, the improvements made to the Big Easy were substantially completed, but we did not receive certification for passenger operations from the U.S. Coast Guard until October 2005. We commenced limited regular operations of the Big Easy on November 12, 2005. During this period, we incurred costs of approximately $1,000,000 per month with no corresponding revenue generation. Delays in commencing Big Easy operations have adversely affected our cash flow. We borrowed $12.6 million from PDS for the improvements made to the Big Easy and have leased gaming equipment for the vessel. On February 1, 2006 we indefinitely suspended operations of the Big Easy and currently are unable to make the required debt and equipment lease payments from the cash flows of only the Palm Beach Princess. Additionally on February 1, 2006 the Big Easy had approximately $2.9 million of unpaid invoices and accrued expenses and no revenue from which to pay these bills. If we put the Big Easy back in service, we could face significant challenges in managing and integrating the combined operations of the Big Easy and the M/V Palm Beach Princess and any other properties we may acquire. The integration of the Big Easy operation will require dedication of management resources that may temporarily divert attention from our day-to-day business. Additionally, if we are operating the Big Easy from the same port location as the Palm Beach Princess. It is possible that competition from each vessel will have an adverse effect on the operation of the other vessel.

Our vessels are subject to the provisions of the International Convention on Safety of Life at Sea as Amended ("SOLAS 74"), which will require substantial capital expenses in the future.

     Our vessels are subject to the provisions of the International Convention on Safety of Life at Sea as Amended, which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for improving the safety and security of international shipping, and preventing marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service. The Convention was substantially amended in 1992 and 2000 (the "Amendments") in order to upgrade and improve shipboard fire safety standards. The Amendments are applicable to all passenger ships engaged in international service, including retroactively those ships, such as the M/V Palm Beach Princess, that were built prior to 1980. Under the terms of the Amendments, full compliance by older ships with SOLAS 74 standards is to be phased in and completed no later than October 1, 2010.

     The M/V Palm Beach Princess, in compliance with the SOLAS 74 requirements to date, and has completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments. Most notably, the Amendments require that no combustible material be used in ships' structures and that certain other interior structure and space standards be met. The precise nature and scope of necessary work will be determined in conjunction with the ship's classification. To accomplish such work may entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the M/V Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost.

     The Bareboat Charter and Option to Purchase Agreement for the M/V Palm Beach Princess permits us to purchase the vessel at the end of the charter period on July 1, 2009. We will need to make a determination if it will be economically feasible to purchase the M/V Palm Beach Princess at the end of the charter period considering the costs which may be involved in readying the vessel for SOLAS 74 requirements.

We are subject to environmental laws and potential exposure to environmental liabilities.

     We are subject to various international, federal, state and local environmental laws and regulations that govern our operations and our ships, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action or environmental clean up, penalties, or the imposition of other liabilities or restrictions.

     With the sale of our Freehold Raceway property in New Jersey in January 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank, removed in 1990, prior to our purchase of Freehold Raceway. In February 2000, the New Jersey Department of Environmental Protection approved our remedial investigation workplan. Under the workplan, numerous test wells were drilled and soil tests were preformed to determine the extent and direction of the flow of underground hazardous material. Reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining the workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITG Vegas, Inc., under Chapter 11 of the bankruptcy code and a continued shortage of funds due to the Big Easy start-up expenses. At this time we are unable to predict the effects that such delays have caused, but it is likely that some retesting of the wells may be necessary.

Energy and fuel price increases may adversely affect our cost of operations and our revenues.

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

We hold two notes from our sale of real property the repayment of which is dependent on revenues derived from these properties.

     We hold two notes. One in the face amount of $10 million and a second in the face amount of approximately $35 million, which we have written down to approximately $4 million based on estimated fair value. Both notes are payable from distributable cash generated by the development or sale of the former Garden State Park racetrack in Cherry Hill, New Jersey, which we sold but additionally the note we hold with a fair value of $4 million could have additional value since the owner holding a 50% interest in the Big Easy can "put" his owners interest in the vessel to us in exchange for the note. We could receive less than the face amount of the $10 million note and less than the book value of the $35 million note which is $4 million. The times and amounts of all payments under these notes are uncertain and depend entirely upon the profitability of the development or resale of the subject real property.

Economic downturns, as well as other factors affecting discretionary consumer spending, could reduce the number of visitors or the amount of money visitors spend on our vessels.

     The strength and profitability of our business depends on consumer demand for cruise trips and gaming in general and for the type of amenities we offer. Changes in consumer preferences or discretionary consumer spending could harm our business.

     During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities we offer on our vessels are discretionary expenditures. Participation in these activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn.

     The terrorist attacks which occurred on September 11, 2001, and the potential for future terrorist attacks had and may again have a negative impact on travel and leisure expenditures, including. Leisure travel remains particularly susceptible to global geopolitical events. Many of the customers of our vessels travel by air, and the cost and availability of air service can affect our business. We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations.

Provisions in our charter documents could prevent or delay stockholders' attempts to replace or remove current management.

     Our charter documents will provide that our Board of Directors is authorized to issue "blank check" preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay or prevent a change in our control.

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

There is a limited public trading market for our common stock and our Stock Transfer Agent is no longer performing services.

     There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time. Additionally our Stock Transfer Company is no longer performing services on behalf of the Company because of overdue, unpaid bills. Thus, shareholders owning shares in Certificate form are not able to transact their shares.

The requirements of being a public company may strain our resources and distract our management.

     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In the future, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accountants addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

     In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

We have no intention of paying dividends.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

Item 2. Properties

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

     Through ITG Vegas, we have negotiated with the Port of Palm Beach District an operating agreement and a lease of space in a new office complex constructed at the Port of Palm Beach adjacent to a new cruise terminal effective May 2003. The term of the initial lease is five years at $183,200 per year payable monthly. We were also required to make tenant improvements to the new space in a minimum amount of $333,000, however the actual cost to make the improvements was approximately $950,000. We will have the right to a credit of up to a minimum amount of improvements required of $333,000 of construction costs against the initial term of our five year lease.

     On August 6, 2004 we amended our agreement with the Port of Palm Beach in order to permit the construction of a passenger gangway system and destination signage on Port property and our refurbishment and upgrading of the passenger cruise terminal facilities, which measures, we believe, will enhance our ability to promote and market our cruise services. We will receive a wharfage credit from the Port of Palm Beach in the amount of $75,000 with respect to our construction of the gangway. In addition, we agreed to pay the Port of Palm Beach $.50 per vehicle parked in the passenger parking lot at the Port, for a minimum period of six months beyond the commencement of cruise services at the Port of Palm Beach by the Big Easy.

     Through our subsidiary, Royal Star Entertainment LLC, we had negotiated with the Port of Palm Beach District a second agreement that would permit us to operate the Big Easy in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this agreement was five years from the date of commencement of sailings by the Big Easy from the Port, with subsequent renewal options of four and three years. We were required to commence sailings on or before October 31, 2005. Due to the suspension of the Big Easy operations, the Port of Palm Beach District voted on April 10, 2006 to terminate this agreement. At the present time, we are considering our options. There can be no assurances that we will succeed in our efforts to maintain or modify this agreement. We had agreed to compensate the Port of Palm Beach as follows:

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

     4. After the commencement of sailings, a minimum of 40 sailings per month, wharfage at the rate of $3.50 per passenger for the first 100,000 passengers per year, $3.00 per passenger for the next 50,000 passengers per year, and $2.50 per passenger for those in excess of 150,000 per year with a minimum of 40,000 passengers for the first year of operations, 80,000 passengers the second year and 100,000 passengers for the third year; and

     5. Commencing six months after the commencement of sailings, a terminal operating fee of $.75 per passenger for the first 80,000 passengers during the first year; thereafter, $1.00 per passenger for the first 80,000 passengers per year, $.50 per passenger for the next 70,000 passengers, and $.25 per passenger for those in excess of 150,000 per year.

     We have negotiated with the City of Riviera Beach, Florida an agreement that permits us dockage at the 160 foot main dock at the City Marina located north of the Port of Palm Beach. While the agreement does not permit us to operate a day cruise gaming ship from the dock, it prohibits the City from allowing the dock to be used by any other day cruise gaming operator. The term of this agreement is through February 28, 2007, subject to annual renewal at the discretion of the City. The Agreement provides for our payment to the City of dockage and other fees totaling $11,000 per month.

Item 3. Legal Proceedings

     We are a defendant in various lawsuits incidental to the ordinary course of business. It is not possible to determine with any precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in our opinion, the disposition of these lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows.

     As discussed above, our subsidiary, ITG Vegas, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003. That Chapter 11 case was closed on July 17, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer or Purchaser of Equity Securities

     Our common stock has been traded on a limited and sporadic basis on the Pink Sheets since September 15, 1998. The following table sets forth, for the fiscal years indicated, the high and low sales prices for each share of our common stock on the Pink Sheets based upon information supplied by the Pink Sheets and reflects inter dealer prices, without retail mark-up, mark-down or commissions.

                                                              High    Low
                                                              ----    ---
Year Ended June 30, 2004

                         First Quarter                         .54     .25
                         Second Quarter                       1.48     .20
                         Third Quarter                        1.97    1.03
                         Fourth Quarter                       1.80    1.50

Year Ended June 30, 2005

                         First Quarter                        1.55    1.45
                         Second Quarter                       1.31     .90
                         Third Quarter                        3.25    1.20
                         Fourth Quarter                       2.33    1.20

Six Months Ended December 31, 2005

                         Quarter ended September 30, 2005     3.55    1.33
                         Quarter ended December 31,2005       3.45    1.75


     On December 31, 2005, there were approximately 30,000 holders of record of the shares of our outstanding common stock.

     We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future.

     There were no purchases of common stock by the Company during the last quarter of the year ended December 31, 2005.

     For information to be provided under Item 201 (d) of this item (regarding Equity Compensation Plan Information) see Part III, Item 12.

     Unregistered Sales Of Equity Securities

     On July 13, 2005 the Company began accepting subscriptions for the purchase of shares of the Company's Series B Convertible Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"). The subscriptions for Series B Preferred Stock have been received by the Company as part of a private offering of 500,000 shares of its Series B Preferred Stock, at a subscription price of $15.00 per share. Subscribers also received warrants for the purchase of 1.2 shares of the Company's common stock for each share of Series B Preferred Stock purchased (an aggregate of 600,000 shares of the Company's common stock based on purchases of all 500,000 shares of the Series B Preferred Stock). The exercise price under each such warrant is $3.25 per common share, and the warrants issued to purchasers of the Series B Preferred Stock are exercisable for a term of three (3) years beginning one year after issuance. As of December 28, 2005 the Company had accepted subscriptions for the purchase of 295,033 shares of Series B Preferred Stock and had received approximately $4 million in net cash proceeds. On December 29, 2005 our Chairman, Francis W. Murray, purchased all of the remaining Series B Preferred Stock which had not previously been sold in the private offering, amounting to 204,966 shares of Series B Preferred Stock, on the same terms as the private offering. Since we sold the Series B Preferred Stock to Mr. Murray in payment of $3,074,500 of debt which the Company had owed to Mr. Murray, this amount has not been included in the net cash proceeds amount of $4 million indicated above.

     The Series B Preferred Stock was established by the Board of Directors pursuant to its authority under the Company's Certificate of Incorporation to fix the relative rights and preferences of the authorized but unissued preferred stock of the Company. Upon accepting subscriptions for purchases of the Series B Preferred Stock, the Company has entered into a Registration Rights Agreement with the purchasers, pursuant to which the Company agreed to file a Registration Statement under the Securities Act of 1933, as amended, in order to register the resale of the shares of common stock of the Company issuable upon conversion of the Series B Preferred Stock and the shares of common stock issuable upon exercise of the accompanying stock purchase warrants, and to use its best efforts to cause such Registration Statement to be declared effective. On December 30, 2005 we filed the Form S-1 Registration Statement with the Securities & Exchange Commission. Such registration statement in not yet effective.

     The Series B Preferred Stock will automatically be converted into common stock upon the effective date of the Registration Statement covering the common shares issuable upon conversion. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. During the quarter ending June 30, 2006, during which the conversion price will be $1.94, the outstanding shares of Series B Preferred Stock are convertible into 3,865,980 shares of additional new common shares.

     Pursuant to the Subscription Agreement, the Company also agreed to increase the size of its Board of Directors from four to seven members, and to fill two of those vacancies with one person to be designated by MBC Global, LLC, an Illinois limited liability company which has served as a financial advisor to the Company, and a second person to be designated by another group of purchasers of the Series B Preferred Stock. As of the date hereof, the Company has increased the size of its Board to seven members and expects to fill the vacancies thereby created in due course.

     The majority of the net proceeds of the sale of Series B Preferred Stock was used for working capital of the subsidiary companies which operate the Big Easy and the Palm Beach Princess, and a portion of the proceeds was used for the Parent Company operating expenses.

     The shares of Series Preferred Stock (including the common shares into which they are convertible) and the warrants (including the common shares purchasable under the warrants) were sold in a private offering believed to be exempt from registration under Section 4(2) and Rule 506 under the Securities Act of 1933, as amended. Among other things, all purchasers were accredited investors and all conditions under SEC Rules 501, 502 and 506 are believed to have been satisfied.

     During the quarter ended December 31, 2005, we also issued three 4-year warrants to MBC Global, LLC, for the purchase of (i) up to 88,500 shares of common stock at $2.50 per share, (ii) up to 59,000 shares of common stock at $3.50 per share, and (iii) up to 88,500 shares of common stock at $4.50 per share, as compensation for advisory services rendered by MBC Global. In connection with our issuance to four entities of $400,000 aggregate principal amount of promissory notes during the quarter ended December 31, 2005, we issued 3-year warrants to purchase 200,000 shares of common stock exercisable at $2.50 per share, and we agreed to issue additional warrants to such noteholders to purchase 200,000 shares of common stock per month exercisable at the lesser of $2.50 per share or the market price on the date of issue, for each month after December 2005 until the notes are paid.

     Additionally, during the quarter ended December 31, 2005, we issued 800,000 shares of common stock to our primary lender, PDS Gaming Corporation, in payment of $1,600,000 of our obligations to it.

     The shares of Series B Preferred Stock (including the common shares into which they are convertible) and the warrants related thereto (including the common shares purchasable under such warrants) were sold in a private offering believed to be exempt from registration under Section 4(2) and Rule 506 under the Securities Act of 1933, as amended. Among other things, all purchasers were accredited investors and all conditions under SEC Rules 501, 502 and 506 are believed to have been satisfied. The issuance of 800,000 shares of common stock to PDS Gaming, our primary lender, the issuance of warrants as compensation to our final advisor (MBC Global) and the issuance of warrants to the four noteholders (MBC Global and three entities which had previously purchased shares of Series B Preferred Stock) are believed to have been exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6 - SELECTED FINANCIAL DATA

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                    Six Months Ended
                                       December 31,                               Years Ended June 30,
                                                      ------------------------------------------------------------------------------
                                          2005             2005            2004            2003             2002              2001
                                    ----------------  -------------   -------------    -----------     -------------     -----------
Revenue From Operations (1)        $     13,976,650  $  32,773,247   $  32,962,239    $ 31,290,599    $   25,473,777    $ 4,921,091

Net Income (Loss)                  $    (12,232,985) $  (1,900,035)  $  (6,800,030)   $  5,233,826    $    1,982,603    $(2,402,142)

Income (Loss) Per Common Share
Basic & Diluted                    $          (1.16) $       (0.18)  $       (0.86)   $       0.54    $         0.17    $     (0.24)

Weighted Average Number of Shares        10,567,487     10,303,942       7,933,691       9,720,275        11,480,272      9,987,114


                                                                                  Years Ended June 30,
                                      December 31,    ------------------------------------------------------------------------------
                                          2005             2005            2004            2003             2002              2001
                                     ---------------  -------------   -------------    -----------     -------------     -----------

Total Assets                       $     76,962,921  $  83,363,665   $  50,813,716    $ 54,822,023    $   45,928,295    $ 41,391,208

Long-Term Debt                     $     28,824,224  $  33,813,301   $   6,339,396    $    985,017    $            -    $    482,000

Stockholders' Equity               $     26,269,386  $  29,550,451   $  30,566,037    $ 37,586,067    $   33,961,313    $ 31,973,710


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

(4) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for the six months ended December 31, 2005 and each of the three years in the period ended June 30, 2005.

Item 7.Management's Discussion And Analysis of Financial Conditions And Results of Operations

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors", could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o    general  economic  and  business  conditions   affecting  the  tourism
          business in Florida;

     o    increased competition from new and existing forms of gaming;

     o our ability to reposition the Big Easy in a timely and cost effective manner in the future, or as an alternative, sub lease the vessel to other parties;

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

Overview

     We lease through a bareboat charter and operate, through our wholly owned subsidiary, ITG Vegas, Inc. ("ITGV"), the gaming vessel, M/V Palm Beach Princess. The M/V Palm Beach Princess sails twice daily from the Port of Palm Beach, Florida. Once beyond the state's territorial water limits the vessel engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, such as dining, music, casino gaming and other entertainment.

     We also lease through a bareboat charter and on a limited basis operated, through our wholly owned subsidiary, ITG Palm Beach, LLC ("ITGBP"), the gaming vessel, Big Easy. After retrofitting and refurbishing the Big Easy, this vessel was initially placed into service on October 18, 2005, also from the Port of Palm Beach Florida, although we did not commence regular (although limited) operations until November 12, 2005. The Big Easy did not meet our expectations and due to the operating losses and the removal of the vessel's Certificate of Inspection by the U.S. Coast Guard, on February 1, 2006 we indefinitely suspended operations of the Big Easy.

     During the course of retrofitting and getting the Big Easy operational, we were required to raise the significant funding needed to accomplish the goal of making this vessel comply with U.S. Coast Guard regulations and placing this vessel into service. We entered into various debt service agreements throughout Fiscal 2005, primarily with PDS Gaming ("PDS"), which at June 30, 2005 amounted to approximately $29.3 million due to PDS. The loans are secured by mortgages on the Palm Beach Princess and the Big Easy as well as virtually all of the assets of ITGV and its subsidiaries, including the vessel Royal Star in addition to pledges of our stock in ITGV and its subsidiaries, and collateral assignments of certain promissory notes payable to us. We, along with Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies affiliated with our Chairman, Francis W. Murray, have guaranteed the loans.

     ITGV charters the M/V Palm Beach Princess from Cruise Holdings I, LLC, a company owned by PBMC, for a five year period ending July 2009. The charter provides for the payment to Cruise Holdings I, LLC of $50,000 per month plus 1% of the gross operating revenues of the M/V Palm Beach Princess. Under the charter, ITG Vegas has the option to purchase the M/V Palm Beach Princess at the end of the term, for an exercise price equal to the appraised value of the M/V Palm Beach Princess, $17,500,000, to which certain amounts are to be credited against the purchase price.

     ITGPB charters the Big Easy from Cruise Holdings II, LLC, a company owned by PBE, for a five year period ending July 2009. The charter provides for payments to Cruise Holdings II, LLC of $100,000 per month plus 1% of the gross operating revenues of the Big Easy. Under the Big Easy charter, PBE granted ITGPB an option to purchase the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, which is yet to be determined following the retrofitting and refurbishment of the Big Easy, to which certain amounts are to be credited against the purchase price.

     We continue to explore other gaming opportunities, both domestically and internationally. During our 2004 fiscal year we purchased a third vessel, the M/V Royal Star. The Royal Star is currently in wet dock storage and we are limited by our negative cash position to make any further improvements on the vessel. In the past we have explored possible locations from which to potentially operate the vessel, however additional financing is necessary before we move forward with the extensive improvements and outfitting needed before being placed in service.

     During the quarter ended September 30, 2004, we re-entered the equine business, however on December 31, 2005 we ceased our horse operations and divested our interest in the racehorse assets.

Liquidity and Capital Resources

     Our cash flow from operations is primarily dependent upon the cash flows from ITG Vegas, which operates the vessel, M/V Palm Beach Princess. During the six months ended December 31, 2005, the Palm Beach Princess operations generated approximately $550,000 of cash (net of operating expenses) which was insufficient for our consolidated needs, thus we had to rely on other sources of working capital and adjustments in our operations to meet our cash requirements.

     ITG Vegas' cash flow from operations is seasonal. The period July 1 to December 31 is a seasonably slow period for vessel operations and a period during which we have suffered from hurricanes interrupting our business. Therefore, we normally schedule dry dock or wet dock vessel work during this period, which further negatively effects our operations during this six month period. This year's selection of the change in the accounting year to December 31st impacted our reported year end results because the period only covers our seasonally slower period. The period from January 1 to June 30 has been a period of increased activity and revenues. Many of ITG Vegas' operating costs, including leasing and charter fees, fuel costs and wages, are fixed and cannot be reduced when passenger counts decrease.

     On July 13, 2005 we began accepting subscriptions for our Series B Preferred Stock. As of December 28, 2005, we had accepted subscriptions for the purchase of 295,034 shares of Series B Preferred Stock and received approximately $4 million in net proceeds. On December 29, 2005, our chairman agreed to accept 204,966 shares of the Series B Preferred Stock on the same terms as our private offering in payment of $3,074,500 of our indebtedness owed to him. The proceeds from this offering were used for the improvements made to the Big Easy and working capital for the Palm Beach Princess.

     During the past few fiscal quarters, we extended the terms of our payables and as a result, our accounts payable and accrued expenses exceeded our cash by approximately $10 million as of December 31, 2005. We continued deferring payments of charter hire fees of $150,000 per month and continue to defer the salary of our Chairman. On September 19, 2005, Francis X. Murray, Vice President of our ITG Vegas, Inc. subsidiary, advanced $300,000 to us. On December 29, 2005, we issued PDS Gaming 800,000 shares of our common stock in payment of 1) $900,000 in overdue charter hire fees, which charter hire fees had been assigned to PDS by Cruise Holdings I, LLC and Cruise Holdings II, LLC in payment of loans made by PDS to them and 2) payment in full of the $700,000 placement fee.

     The PDS Gaming agreement permitted us to defer the principal portion of our scheduled payments of up to $3 million, providing we met certain conditions. We have deferred principal payments of approximately $450,000 per month from September 1, 2005 through December 1, 2005. Our cash flow from operations was not sufficient to make our November or December debt service payments, and we were able to make these payments only by borrowing $400,000 in November from private investors and $535,744 in December from PDS Gaming.

     Our cash flows were negatively impacted by the delay in putting the Big Easy in full service, caused by delays in obtaining certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. The delays and increased interest expense on our borrowings for the vessel have and will continue to adversely affect our cash flows. From July 1, 2005 to October 18, 2005, the first day of passenger service operations, we incurred approximately $3 million for the Big Easy development and carrying costs and $1 million in interest expense on the $12.6 million of PDS debt attributable to the Big Easy. Our ability to generate sufficient working capital with which to pay such costs was adversely affected by continued delays in connection with Coast Guard approval. The costs associated with refurbishing and retrofitting the Big Easy for placing it in service increased substantially due to upgrades to the vessel, expansion of our Mardi Gras- theme build out, and improvements required by the Coast Guard, further depleting our working capital from our original estimate. More than 150 crew members and other employees were hired and trained during this period and employees who normally worked exclusively for the Palm Beach Princess spent time completing assignments for the Big Easy, putting a severe drain on our operational efforts and our cash flow during this period.

     On November 12, 2005 we placed the Big Easy vessel into limited scheduled service from the Port of Palm Beach, Florida. The vessel received Coast Guard approval to operate on October 11, 2005 but because of the continuing effects of hurricane Wilma, inclement weather and rough seas, mechanical problems and our inability to meet the minimum employee counts per Coast Guard regulations, we did not begin regular, limited operations until mid November. The Big Easy did not meet our expectations and with its poor performance together with continuing Coast Guard licensing difficulties we were forced to remove the Big Easy from service on February 1, 2006 in order to conserve working capital.

     During our 2004 fiscal year, we purchased a third vessel, the Royal Star. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. The vessel had been placed in wet storage and delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel. During the six months ending December 31, 2005, the carrying costs for the Royal Star were approximately $380,000.

     Our debt to PDS Gaming was $27 million during most of the fiscal year ended June 30, 2005, increasing to $29.3 million on June 30, 2005, with interest rates ranging from approximately 15.3% (on most of the PDS debt) to 20%. Additionally, we are required to pay or accrue charter hire payments for the Palm Beach Princess of $50,000 per month plus 1% of its gross revenues and charter payments for the Big Easy of $100,000 per month plus 1% of its gross revenues. The maturity of all such PDS indebtedness will be July 1, 2009. Beginning in July 2004 our payments to PDS were interest only for the first six to twelve months on the various equipment leases and loans. Effective August 1, 2005, we began to make interest and principal payments to PDS in the amount of approximately $1.1 million per month. In December 2005 we borrowed an additional $535,744.
Therefore our annual combined charter hire fees, loan payments and lease payments to PDS for vessel leases and gaming equipment, are significantly higher than those payments were for the year ended June 30, 2005.

     Our working capital as of December 31, 2005 was a negative ($15,622,691) as compared to a negative amount of ($13,083,678) at June 30, 2005. The decrease in working capital of $2,539,013 during the past six months was primarily due to the net effect of cash used to fund our operating losses caused in part by the expensing of the carrying costs for the Big Easy and the Royal Star of approximately $3.1 million, reclassifying approximately $1.1 million of PDS debt from long-term to short-term, principal payments made on the PDS loans of approximately $440,000, and disbursements of approximately $200,000 for capital improvements offset by proceeds from the Series B Preferred Stock sale of approximately $4 million and receipt of $1.3 million on July 18, 2005 from June 30, 2005 PDS financing.

     Our cash flow and negative working capital circumstances worsened during the six months ended December 31, 2005 due to:


     o the continued delay until October 11th in obtaining Coast Guard approval to operate the Big Easy vessel;

     o start up issues concerning the operation of the Big Easy after the approvals were obtained;

     o the limited sailing schedule of the Big Easy in which scheduled cruises from the period November 12th to December 31st were cancelled due to Coast Guard restrictions, mechanical problems, high seas, or scheduling conflicts with the Palm Beach Princess;

     o operating losses suffered by the Big Easy once it began limited regular service on November 12, 2005 of approximately $2.7 million before interest and depreciation expense;

     o the scheduled dry dock of the Palm Beach Princess from October 17th to October 28, 2005 during which we lost 24 of our normally scheduled cruises;

     o expenses paid for costs of the Holding Company, costs of the equine operation of $517,000 and other developmental costs of $582,000; and

     o the effects of hurricane Wilma, as a consequence of which we lost 2 cruises of the Palm Beach Princess and continued the delays in the start up of the Big Easy vessel.

     The combined effect of the cruises lost due to the dry dock, the cruises lost due to hurricane Wilma and the possible negative impact on the revenues of the Palm Beach Princess due to the Big Easy commencing its regularly scheduled cruises on November 12, 2005 have negatively impacted our revenues for the Palm Beach Princess operation by approximately $660,000, or 5 % during the six months ending December 31, 2005, as compared to the same period last year.

The following table summarizes commitments on non-cancelable contracts and leases as of December 31, 2005.

                                                       Twelve Month Period Ended December 31,
                                        -----------------------------------------------------------------
                                                                                                             There-
                                            2006          2007           2008          2009        2010      after         Total
                                        ------------  ------------   ------------  ------------  --------  ----------   ------------
Capital Leases:

  P.B. Princess - Principal & Interest $  2,742,340  $  4,701,154   $  4,701,154  $  8,272,650  $      -   $       -   $ 20,417,298

     Bare Boat Charter - Related Party      960,000       960,000        960,000       560,000         -           -      3,440,000

  Big Easy - Principal & Interest         2,683,479     4,551,698      4,481,924     8,011,470         -           -     19,728,571

     Bare Boat Charter - Related Party    1,200,000     1,200,000      1,200,000       700,000         -           -      4,300,000

Notes and Mortgages:

   Principal & Interest                   2,571,251     1,136,800      1,009,180     1,692,438         -           -      6,409,669

    Interest Only                           137,454             -              -             -         -           -        137,454

Deferred Interest Payments                  600,000       600,000        600,000       200,000         -           -      2,000,000

Operating Leases:

    Casino Equipment                      2,613,300     2,425,294        681,820                                          5,720,414

    Administrative & Office                 397,321       163,051         40,896         2,028     1,859                    605,155

Purchase Obligations                        685,117       128,875         61,006        61,006    61,006     177,933      1,174,943
                                        ------------  ------------   ------------  ------------  --------  ----------   ------------
Total                                  $ 14,590,262  $ 15,866,872   $ 13,735,980  $ 19,499,592  $ 62,865   $ 177,933   $ 63,933,504
                                        ============  ============   ============  ============  ========  ==========   ============

Outlook:

     Based on our historical level of operations of the Palm Beach Princess we believed that cash generated from operations will not be adequate to meet our anticipated loan payment requirements and our other working capital needs. The Big Easy began limited regular passenger service in November 2005, however operations were suspended on February 1, 2006. The losses incurred by the Big Easy before and after it began service during this operating period further added to our negative working capital position. We estimated that the monthly loss for the Big Easy during the start up period, from July 1, 2005 until October 17, 2005, and the period it operated, from October 18, 2005 until December 31, 2005 was approximately $1.2 million per month. While we have substantially reduced the operating losses for the Big Easy effective February 1, 2006 with its shut down, we incurred shut down costs in February 2006 of approximately $500,000 and we will continue to incur costs while the vessel is held in wet storage.

     The implementation of the "Player Tracking" technology aboard our operating vessel will provide us with information regarding our customer's wagering habits and provide additional player tracking rewards. This system may, in the future, help us to better identify profitable customers and their visitation patterns, however, we are limited to marketing to those identified due to cash shortages.

     We will need additional funds to meet our working capital deficiency and operating losses. However we have no present commitments to obtain such necessary funds. The failure to obtain such funds on a timely basis may require us to curtail operations, sell assets (such as the Royal Star or our Note Receivable on the Cherry Hill Property) or cease operations, and may lead to default in our debt service payments, which could lead to foreclosures on the vessels.

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

     During the fiscal year ended June 30, 2005, we re-entered the equine business, however, due to cash shortages we ceased our horse operations and divested our interest in the racehorse assets as of December 31, 2005 by transferring our assets to our Chairman in payment of loans our Chairman had given the Company. Thus our divestiture will not generate any immediate cash.

     We did not make the required debt service payments or the equipment lease payments to PDS from January through March, 2006. On March 22, 2006 we entered into a Forbearance Agreement with PDS which will defer any payments due them until May 31, 2006, except for a payment of $686,000, due on May 1, 2006, and permit the upstream of funds to the Parent on a limited basis. During the Forbearance Period the lender has agreed to discuss amendments to each of the Loan Documents with the credit parties, in the lender's discretion. After the forbearance period payments of interest and principal of approximately $1.1 millin will be due each month. During the forbearance period the Company is to use its best efforts to sell or refinance the Big Easy Vessel and reduce the loan balance with the proceeds from such a transaction. We do not expect to be able to make the June 1, 2006 payment if such a transaction is not completed or if future terms are not re-negotiated. (See Note 27(C) Subsequent Events.)

Critical Accounting Policies and Estimates

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods and estimates used in the preparation of financial statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, asset impairment, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our trends in the industry and information available from other outside sources, are used as appropriate. There can be no assurance that actual results will not differ from our estimates. Note 2 to the Consolidated Financial Statements describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting estimates and assumptions affecting our reported amounts and related disclosures.

Notes Receivable

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended, requires management judgments regarding the future collectability of notes receivable and the underlying fair market value of collateral. As a result of the sale of the Garden State Park Racetrack property in Cherry Hill NJ, and the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, NV, portions of the proceeds from each sale were paid in the form of promissory notes. During the fiscal year ended June 30, 2004 we sold the note receivable we held on the Las Vegas, NV property for cash and other future benefits including a second note payable soley from profits of the Cherry Hill, NJ property (Second Cherry Hill Note). We had previously received a note receivable from the sale of the Garden State Park property in the amount of $10 million (original Cherry Hill Note) and together, these notes are classified on the Balance Sheet as Long Term Notes Receivables in the amount of $14,278,651 as of December 31, 2005. Estimates are required to be used by management to assess the recoverability of our notes receivable. We regularly review our receivables to determine if there has been any decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate real estate appraisals and financial balance sheets, earnings and cash forecasts of the Cherry Hill developer. Our returns on the Cherry Hill Notes are subject to debt incurred by the property and the developer's capital contributions that precede the debt owed to us. Our returns are also subject to factors affecting the profitability and saleability of the project. Our assumptions, estimates and evaluations are subject to the availability of reliable data and the uncertainty of predictions concerning future events. Accordingly, estimates of recoverable amounts and future cash flows are subjective and may not ultimately be achieved. Should the underlying circumstances change, the estimated recoverable amounts and future cash flows could change by a material amount.

     When making our impairment review for the year ended June 30, 2004 for the Note Receivable on the Las Vegas property we determined that a portion of the Second Cherry Hill Note should be impaired by $12,786,589 (or a net of $10,000,000 when offset by $2,786,589 of deferred gain on the sale of the Las

Vegas property) based on the  collectability of the note since we already held a note in the amount of $10,000,000 on that same property. Additionally during the year ended June 30, 2005 an additional impairment charge of $500,000 was recorded on the Second Cherry Hill Note because projected future events did not materialize.

Valuation of Vessels and Vessel Deposits - Related Parties

     We charter vessels, the Palm Beach Princess and the Big Easy, directly from companies owned or controlled by our Chairman and CEO. The charter and PDS Gaming loan agreement for the Palm Beach Princess has been accounted for as a capital lease. In accordance with our lease and purchase agreement for the Palm Beach Princess we have the right to purchase the vessel for $17,500,000 at the end of the lease term, and up to $14 million of principal payments made by us and allocable to the Palm Beach Princess debt will be credited toward the purchase price. The carrying value of the Palm Beach Princess of $17,500,000 is less than the fair value appraisal on the vessel. The charter and PDS Gaming loan agreement for the Big Easy has also been accounted for as a capital lease. In accordance with our lease and purchase agreement for the Big Easy we have the right to purchase the Big Easy for the appraised value of the vessel which would be determined upon the refitting and refurbishing of the vessel. The Company had an appraisal completed as of June 23, 2005 and it indicated an estimated fair market value of approximately $40 million. Based on a July 2002 fair market appraisal of the Palm Beach Princess of $20.5 million, management believed the appraisal of the Big Easy could be overstated and looked for alternatives to determine the capitalized fair value for the vessel. The Company determined that it would capitalize; 1) costs it had incurred for improvements it had made to the Big Easy; 2) all payments required under the PDS Gaming loans for the Big Easy of $12.6 million; and 3) all payments required under the charter hire fees, for a total capitalized amount as of June 30, 2005 of $24,318,989.

     Effective November 1, 2005 we determined that the amount and timing of the receipt of the charter hire fees of $100,000, plus 1% of the gross revenues, which we had estimated to be $30,000 per month could not be reasonably determined considering the problems with the Big Easy operation and the suspension from service on February 1, 2006. Therefore the capitalized value of the Big Easy was reduced, effective November 1, 2005, by $4 million to $20.3 million and the liability for payments due were also reduced by $4 million. The charter hire fees are being expensed as incurred effective November 1, 2005.

     The Company has credits in the amount of $9,726,377 which are available to use against the purchase costs for the vessels. See footnote 9 to our financial statements with respect to the credits which are available against the purchase costs of the vessels. Should the Company elect not to purchase one or either vessel at the end of the lease, the Company could lose some or all of the value of the credits unless other terms are negotiated with the owner of the vessels.

Results of Operations for the Six Months Ended December 31, 2005 and 2004

     The following are the most important factors and trends that affect our operating performance:

     We are currently dependent upon operating revenues from the Palm Beach Princess to pay the wet dock storage, interest, debt service and equipment lease costs of the Big Easy. Big Easy operational losses have adversely affected our cash flow. We could face significant challenges in managing and integrating the combined operations of the Big Easy and the M/V Palm Beach Princess should we re-locate the Big Easy to a different port or reinstate its operation in Palm Beach. Any future integration of the Big Easy operation will require dedication of management resources that may temporarily divert attention from our day-to-day business.

     After receiving proceeds of $2.3 million in June 2005 and subsequent additional PDS debt financing, we have approximately $30 million of indebtedness outstanding to PDS as of December 31, 2005. We have been unable to make the required monthly principal payments required under the PDS loans since September 1, 2005 and have borrowed additional funds in order to make several interest payments due under the debt agreement. We have extended payment terms of our accounts payable in order to conserve working capital. This action could jeopardize the relationships with our vendors and we may be forced to find alternative sources for some of our suppliers, further disrupting our operations. We may incur additional indebtedness in the future. Our level of indebtedness will have several significant effects on our future operations, including the following:

     o we will be required to use the majority of our cash flow from operations for the payment of any principal or interest due on our outstanding indebtedness or may need additional working capital in addition to our cash flow for payment of principal and interest due;

     o our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and

     o the level of our outstanding debt may effect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

     If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things be forced to:

     o    seek additional financing in the debt or equity markets;

     o    refinance or restructure all or a portion of our indebtedness; or

     o    sell selected assets.

     These measures might not be sufficient to enable us to service our indebtedness. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms.

     On March 8, 2005 the citizens of Broward County approved a referendum that will amend Florida's constitution to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County in which we conduct operations. In a special session in early December 2005, the Florida legislature passed legislation which would permit 1,500 slot machines at each of the four (4) pari-mutuel facilities in Broward County. Neither the timing of the installation of the slot machines, nor the impact to our Company, can be predicted at this time. Over the past few years, there has been an attempt to legalize gaming throughout the State of Florida. It is likely that the gaming industry will continue to pursue legalization of gaming in Florida, and we believe that the legalization of gaming in Florida could have a material adverse impact on our operations.

     The impact of Hurricanes also may affect our operating performance. During the first quarter of the fiscal year ended June 30, 2005 and the second quarter of the fiscal year ended December 31, 2005 we were adversely affected by several hurricanes passing over or near Florida. During the quarter ended September 30, 2004, our operations were negatively impacted by the direct effects of hurricanes "Frances" and "Jeanne," and during the three months ended December 31, 2005 our operations were negatively impacted by the direct effect of hurricane Wilma. These hurricanes left the area without power, resulting in curfews and limited food, water and life resources, the evacuation of the population in our area, and further affected tourism in the area, severely reducing our pool of potential passengers.

Consolidated

     The table below separately identifies and compares the revenues, expenses and net income before taxes of our two vessels and other operating subsidiary companies as shown on the Consolidated Statement of Operations for the six months ended December 31, 2005 as compared to an unaudited Consolidated Statement of Operations for the six months ended December 31, 2004.


                                                                                                   Six Months Ended
                                              Six Months Ended                                    December 31, 2004
                                             December 31, 2005                                       (Unaudited)
                          ---------------------------------------------------  -----------------------------------------------------
                          Palm Beach       Big       Holding Co &               Palm Beach      Big       Holding Co &
                          Princess         Easy      Other Subs     Total       Princess        Easy      Other Subs       Total
                              ($)          ($)          ($)          ($)            ($)          ($)          ($)           ($)
                          ------------- ------------ ------------ ------------ ------------- ----------- ------------- -------------
Operating Revenues:

  Gaming                    11,061,370      518,609            -   11,579,979    11,647,486           -             -    11,647,486

  Fare                       1,137,407       40,035            -    1,177,442     1,168,282           -             -     1,168,282

  On Board                     845,844       90,287            -      936,131       890,468           -             -       890,468

  Other                              -            -      283,098      283,098             -           -       187,079       187,079
                          ------------- ------------ ------------ ------------ ------------- ----------- ------------- -------------
  Net Operating

    Revenues                13,044,621      648,931      283,098   13,976,650    13,706,236           -       187,079    13,893,315
                          ------------- ------------ ------------ ------------ ------------- ----------- ------------- -------------

Operating Costs and Expenses:

  Gaming                     4,159,341    1,022,228            -    5,181,569     4,252,422           -             -     4,252,422

  Fare                       1,425,782      187,130      202,269    1,815,181     1,778,961           -       167,455     1,946,416

  On Board                     436,123       65,942            -      502,065       451,803           -             -       451,803

  Maritime & Legal           3,590,470    1,081,412            -    4,671,882     2,892,336           -             -     2,892,336

  G & A Expenses             1,297,488    1,038,992    1,321,832    3,658,312     1,484,240           -     1,009,006     2,493,246

  Development Costs                  -    2,830,532      582,154    3,412,686        77,318     629,064       539,335     1,245,717

  Royal Star
  Development Costs                  -            -      261,675      261,675             -           -       106,448       106,448

  Equine
  Development Costs                  -            -      517,486      517,486             -           -       118,975       118,975

  Impairment of Note                 -            -            -            -             -           -       350,000       350,000

  Depreciation &
   Amortization              1,183,981      312,357        7,568    1,503,906       956,230           -         8,872       965,102
                          ------------- ------------ ------------ ------------ ------------- ----------- ------------- -------------
  Total Operating
  Costs & Expenses          12,093,185    6,538,593    2,892,984   21,524,762    11,893,310     629,064     2,300,091    14,822,465
                          ------------- ------------ ------------ ------------ ------------- ----------- ------------- -------------

Operating Income (Loss)        951,436   (5,889,662)  (2,609,886)  (7,548,112)    1,812,926    (629,064)   (2,113,012)     (929,150)

Other Income (Expense):

  Interest &
  Financing Expenses        (1,321,358)  (1,750,082)  (1,119,594)  (4,191,034)   (1,119,227)          -      (268,663)   (1,387,890)

  Interest &
  Financing Expenses - RP     (429,424)    (206,489)      (9,505)    (645,418)     (409,812)          -             -      (409,812)

  Interest Income                7,687            -            -        7,687         8,027           -             -         8,027

  Interest Income - RP         129,081            -       14,811      143,892       127,480           -        16,411       143,891

  Extraordinary Item                 -            -            -            -             -           -     3,560,000     3,560,000

  Other Income(Expense)              -            -            -            -             -           -           211           211
                          ------------- ------------ ------------ ------------ ------------- ----------- ------------- -------------
  Total Other Income
  (Expense)                 (1,614,014)  (1,956,571)  (1,114,288)  (4,684,873)   (1,393,532)          -     3,307,959     1,914,427
                          ------------- ------------ ------------ ------------ ------------- ----------- ------------- -------------
Income (Loss)
Before Tax                    (662,578)  (7,846,233)  (3,724,174) (12,232,985)      419,394    (629,064)    1,194,947       985,277
                          ============= ============ ============ ============ ============= =========== ============= =============

     Revenue for the six months ended December 31, 2005 increased slightly from $13,893,315 for the six months ended December 31, 2004 to $13,976,650 in the six months ended December 31, 2005 primarily as a result of the net effect of the revenues generated by the Big Easy which was put in limited service on November 12, 2005 partially offset by a decrease in revenues generated by the Palm Beach Princess operations during the comparable periods.

     Operating expenses increased approximately $7 million, or 31%, from $14,822,465 in the six months ended December 31, 2004 to $21,524,762 in the six months ended December 31, 2005 primarily the result of:

     o an increase in recording start up costs for the Big Easy of approximately $2.2 million for carrying costs incurred from July 1, 2005 to October 17, 2005, and approximately $3.4 million in operating expenses from October 17 to December 31, 2005. During the prior fiscal year we only incurred start-up costs for a portion of the 6 month period;

     o an increase in the carrying costs for our Royal Star vessel of $155,227, which vessel has been in wet dock storage since its purchase. The increase was primarily caused by the payments we are making on the gaming equipment placed aboard the vessel in January 2005;

     o an increase in our equine costs of $398,511, primarily the result of an increase in the number of livestock owned during this period as compared to the same period in the prior fiscal year and increased expenses primarily associated the equine operation in effect for the full six months of the current fiscal year as compared to only three months of operations in the prior fiscal period;

     o an increase in Depreciation and Amortization of $538,804 primarily as a result of depreciation being recorded on the Big Easy; and

     o an increase in the Parent Company administrative expense of $241,685; partially offset by

     o the decrease of the impairment of a note in the amount of $350,000 which expense was recognized last year.

     The Operating (loss) for the six months ended December 31, 2005 was ($7,548,109) as compared to a loss of ($929,150) for the comparative period of last year.

     Other expenses increased by approximately $6.6 million as a result of an increase in the interest and financing expense of $2,803,144 due to the higher debt level on the vessel leases, equipment leases and the additional funds loaned to the Company from its primary lender and other loans taken during the current period as compared to debt levels during the same period last year; (1) interest recorded as an expense in the six months ended December 31, 2005 for the Big Easy as compared to interest being capitalized during the six months re-construction period in the prior fiscal period; and (2) expensing warrants issued during the last six months which include (i)236,000 warrants issued to MBC Global in the amount of $51,088; (ii) the 600,000 warrants issuable to the purchasers of our Series B Preferred Stock in the amount of $67,900; (iii) the 200,000 warrants issued to the parties who loaned the Company $400,000 in the amount of $93,000, and (iv) expensing of the Beneficial Conversion Feature in the amount of $231,024 in connection with the sale of 500,000 shares of Series B Convertible Preferred Stock.

     For  the  six  months  ended   December  31,  2005  the  (loss)  before  an
extraordinary item (reported in the comparative period) was $(12,232,985) as compared to a (loss) before an extraordinary item of ($2,574,723) for the six months ended December 31, 2004. During the six months ended December 31, 2004 the Company recorded extraordinary income, net of tax, of $3,560,000. This was the result of the collection of success fees charged to Leo Equity Group, Inc. and Palm Beach Maritime Corporation (formerly MJQ) for our efforts in connection with the final settlement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. We had deferred all income from these transactions until such time as payment was received.

     The Net (Loss) for the six months ended December 31, 2005 was ($12,232,985) or ($1.16) per diluted share as compared to income of $1,076,278 or $.13 per diluted share for the six months ended December 31, 2004.

     For the six months ending December 31, 2005 the (loss) before interest, taxes, depreciation and amortization and our unusual items of extraordinary income and the Big Easy start up costs (Adjusted EBITDA)
was ($3,062,095) as compared to adjusted EBITDA of $1,121,645 for the corresponding period. The decrease in Adjusted EBITDA of $4.3 million was primarily due to the losses sustained in the six months ended December 31, 2005 as detailed above caused in part due to hurricane Wilma hitting our area, dry dock of the Palm Beach Princess and negative operating results of the Big Easy for the six months ended December 31, 2005. See the reconciliation of Adjusted EBITDA to net income for the six and three month periods ended December 31st below.

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

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                            Six Months Ended December 31,   Three Months Ended December 31,
                                           -------------------------------  ------------------------------
                                                 2005            2004           2005             2004
                                           ---------------   -------------  --------------   -------------
Total Adjusted EBDITA                    $    (3,213,674)  $   1,015,227  $  (3,370,174)  $   1,314,991

      Depreciation & Amortization             (1,503,906)       (965,101)      (846,708)       (566,222)

      Interest & Financing Expenses           (4,836,452)     (1,797,702)    (3,468,235)       (630,111)

      Interest Income                            151,579         151,918         65,023          73,601

      Tax Benefit (Expense) on Income                -0-          91,000          7,000          49,000
                                           ---------------   -------------  --------------   -------------
Net Income (Loss) before Unusual Items        (9,402,453)     (1,504,658)    (7,613,094)        241,259

      Extraordinary Item                             -0-       3,560,000            -0-              -0-

      Start Up Costs for Big Easy Vessel      (2,830,532)       (629,064)      (497,759)       (597,622)

      Impairment Loss                                -0-        (350,000)            -0-       (150,000)
                                           ---------------   -------------  --------------   -------------
Net Income (Loss)                        $   (12,232,985)  $    1,076,278  $ (8,110,853)  $    (506,363)
                                           ===============   =============  ==============   =============

     Vessel Operations

     Palm Beach Princess

     Operations for the six months ended December 31, 2005were materially impacted by a scheduled dry dock period of 12 days and by hurricane Wilma and its resulting inclement weather which struck Florida and the Palm Beach area during our second quarter of operations. Fortunately the dry dock period overlapped the date hurricane Wilma struck and during a portion of the time we were suffering from the hurricane's continuing effects. During the dry dock period we lost 24 cruises, additionally we lost 2 cruises due to the hurricane and 6 cruises due to weather related problems or scheduling conflicts with the Big Easy. As a result of the decrease in the number of cruises our passenger counts also decreased by 6,080, or 5%. During the six month period our revenue per passenger increased slightly from $116.55 to $116.97. During the six months ended December 31, 2004 we also suffered from two hurricanes which materially negatively impacted our operations and affect the comparisons from year to year.

     During the six months ended December 31, 2005, total net operating revenue from vessel operations was $13,044,621 as compared to $13,706,236 for the six months ended December 31, 2004. The decrease in revenue of $661,615 during the comparable six months was due to a decrease in the number of cruises which resulted in a decrease in passenger counts. The decrease in the number of cruises was offset slightly by an increase in the revenue per passenger from $116.55 during the six months ended December 31, 2004 to $116.97 in the current six month period. During the current six month period gaming revenues decreased $586,116 from $11,647,486 for the six months of 2004 to $11,061,370 for the six months of 2005. Additionally during December 2005 our revenue was negatively impacted during several days in which we lost money to our gaming customers.

     Net fare and on board income decreased $75,500, or 3.7%. Casino operating expenses which also includes food, beverage and entertainment decreased $93,081 from $4,252,341 or 36.5% of casino revenue in 2004 to $4,159,509 or 37.6% of casino revenue in 2005 primarily the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

     During the six month period ending December 31, 2005 a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $875,000 of salaries allocated to the Big Easy were expensed as operating costs during the six months ended December 31, 2005 as compared to approximately $511,000 of salary costs which were capitalized as part of the vessel costs during the six months ended December 31, 2004. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Sales, marketing and advertising expenses decreased $353,179 from $1,778,961 in 2004 to $1,425,782 for the first six months ended December 31, 2005. The amounts incurred for marketing and advertising decreased because the Company did not have sufficient funds to spend due to our negative cash position. Maritime and legal expenses increased $698,104 or 24% primarily as a result of increased fuel costs during the current six month period.

     Administrative expenses decreased $264,040 from $1,561,528 in 2004 to $1,297,488 in 2005 due to steps taken to reduce expenses during this quarter, and the allocation of salary expenses as stated above.

     Finance expenses increased $220,482 as a result of the interest paid on the capital lease payments for the Palm Beach Princess which was effective July 7, 2004. Depreciation and amortization increased $227,751 from $956,230 for the six months ended December 31 2004 to $1,183,981 for the six months ended December 31, 2005. As a result of the capital lease arrangement for the Palm Beach Princess the Company is recording depreciation on the vessel as compared to last year when the Company recorded depreciation for a portion of the six month period.

     The loss before income tax expense for the six months ended December 31, 2005 was a loss of ($662,578) as compared to income before income tax of $419,394 in the comparable six month period of 2004.

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During the six months ended December 31, 2005 the ship completed 305 cruises and 49 cruises were missed due to dry dock, hurricane Wilma, inclement weather and scheduling conflicts with the Big Easy. Whereas during the six months ended December 31, 2004 the ship completed 328 cruises and 33 cruises were cancelled due to hurricanes and inclement weather.

     The Palm Beach Princess ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations by generally having an equal number of weeks (13) and weekend days in each quarter. The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 26 weeks ended January 1, 2006 and December 26, 2004:

                                             Six Months Ended
                                         January 1,    December 26,
              Description                   2006          2004         Change
--------------------------------------- ------------  ------------  ------------
Passenger Count                             111,523       117,603        (6,080)
Number of Cruises                               305           328           (23)
Average Number of Passengers per Cruise         366           358             8
Net Revenue per Passenger              $     116.97  $     116.55  $       0.42

Revenue:

     Gaming                            $ 11,061,370  $ 11,647,486  $   (586,116)
     Fare                                 3,087,363     3,177,007       (89,644)
     On Board                             1,694,636     1,861,213      (166,577)

     Less: Promotional Allowances

     Fare                                (1,949,957)   (2,008,725)       58,768
     On Board                              (848,791)     (970,745)      121,954
                                        -----------  ------------  ------------
     Net Operating Revenue               13,044,621    13,706,236      (661,615)
                                        ------------  ------------  ------------
Expenses:

     Gaming                               4,159,341     4,252,422       (93,081)
     Fare                                 1,425,782     1,778,961      (353,179)
     On Board                               436,123       451,803       (15,680)
     Maritime and Legal Expenses          3,590,470     2,892,366       698,104
     Administrative                       1,297,488     1,561,528      (264,040)
     Finance Expenses - Net               1,614,014     1,393,532       220,482
     Depreciation and Amortization        1,183,981       956,230       227,751
                                        ------------  ------------  ------------
     Total Expenses                      13,707,199    13,286,842       420,357
                                        ------------  ------------  ------------
         Income (Loss) Before Income
           Tax Expense                 $  (662,578)  $    419,394  $ (1,081,972)
                                        ============  ============  ============

     Big Easy

     The United States Coast Guard issued the Big Easy her Certificate of Inspection on October 11, 2005, following an extensive and unexpected delay in receiving such certification. The vessel's first official cruise to international waters was October 18, 2005. Due to the approaching Hurricane Wilma, the vessel was ordered out of the Port for safe haven following her afternoon cruise on October 19, 2005. Hurricane Wilma struck Florida on October 24, 2005. Due to the damages caused by Hurricane Wilma and vessel schedule conflicts, the Big Easy was unable to sail commercially until November 6, 2005. The unexpected delay in receiving the vessels' Certificate of Inspection, and the subsequent delays, damage and inconveniences caused by Hurricane Wilma immediately following the maiden voyage had a compounding adverse effect on the Company's ability to retain personnel. As a result, the Company experienced greater than normal attrition of Big Easy personnel, particularly those who carried Coast Guard-issued Merchant Marine cards (i.e. also known as z-cards). These are issued by Coast Guard and serve as required documentation for those working on US flagged vessels to fill Coast Guard mandated muster station requirements). As the number of Merchant Marine card personnel became increasingly inadequate, it became increasingly difficult for management to meet muster station requirements, often forcing the cancellation of many sailings, particularly in December and January. The Coast Guard stopped issuing Merchant Marine cards suddenly and unexpectedly sometime in October, 2005. Adverse sea conditions in November and December were generally unfavorable for commercial sailing and were a contributing factor to several missed sailings. As a result of these numerous challenges the vessel was able to make only nineteen sailings in November; twenty-four sailings in December and eight sailings in January. On January 31, 2006 the Coast Guard denied the Company's request to provide an extension to complete certain mandated work and removed the vessels' Certificate of Inspection. On January 31, 2006, approximately one hundred Coast Guard Merchant Marine card applications relating to the Big Easy remained unprocessed by the Coast Guard for twelve weeks or longer.

     We were having challenges attracting customers to the Big Easy, given her inconsistent schedule of sailings. The initial delay in receiving a Certificate of Inspection and subsequent inconsistencies in scheduling caused significant negative cash flow and made advertising and promotional efforts difficult from both a financial and practical planning perspective. The lack of a consistent commercial service schedule caused insignificant customer support resulting in negative results for the six months ending December 31, 2005. During the operating period we were losing approximately $1.2 million per month. These losses continued into January, 2006. On February 1, 2006 we suspended operations indefinitely. During the six month period ending December 31, 2005 the Big Easy sustained loss of approximately $5 million and start up costs of approximately $2.8 million.

     The following is a summary of income and expenses of the Big Easy operation from October 18th to January 1, 2006:

                                                     For the Period
                                                  October 18, 2005 to
              Description                           January 1,2006
------------------------------------------------- -------------------
Passenger Count                                               5,214
Number of Cruises                                                45
Average Number of Passengers per Cruise                         116
Net Revenue per Passenger                         $             137

Revenue:

     Gaming                                       $         518,609
     Fare                                                   102,111
     On Board                                                90,287

     Less: Promotional Allowances

     Fare                                                   (62,076)
                                                    ----------------
     Net Operating Revenue                                  648,931
                                                    ----------------
Expenses:

     Gaming                                               1,022,228
     Fare                                                   187,129
     On Board                                                65,942
     Maritime and Legal Expenses                          1,081,411
     Administrative                                       1,038,994
     Finance Expenses - Net                               1,956,571
     Depreciation and Amortization                          312,357
                                                    ----------------
     Total Expenses                                       5,664,632
                                                    ----------------
                     Net (Loss) from Operations   $      (5,015,701)
                                                    ================

Horse Operations

     During the quarter ended December 31, 2005 we determined to liquidate our stock of horses on December 31, 2005. On that date we transferred our entire stock of horses to Francis W. Murray at our cost. Payment was made by Mr. Murray by offsetting $328,000 in amounts he had previously loaned the Company. This action was taken to conserve funds since the operational expenses had been approximately $45,000 per month. Our horse operation did not produce any significant revenue during the 15 month period we owned the horses.

Results of Operations for the Three Months Ended December 31, 2005 and 2004

Consolidated

     Revenue for the three months ended December 31, 2005 decreased $929,410 from $7,514,993 in Fiscal 2005 to $6,585,583 in Fiscal 2006 primarily as a result of a decrease in revenues generated by the Palm Beach Princess operations during the comparable periods partially offset by revenues generated as a result of the start-up of operations by the Big Easy vessel. Operating expenses increased $3,786,408 from $7,513,816 in the three month period in Fiscal 2005 to $11,300,224 in Fiscal 2006 primarily the result of: 1) operating costs for the Big Easy of approximately $3.5 million compared to last year when most costs were capitalized as the vessel was being prepared for service; 2) expenses of $395,982 incurred as a result of our entry into the equine business; 3) an increase in depreciation and amortization of $258,319 as a result of depreciation being recorded on the Palm Beach Princess as a result of capital leasing arrangements effective in July, 2004 and amortization of finance fees as a result of the PDS transactions; 4) an increase in the Palm Beach Princess operating expenses, before depreciation and interest expense of $37,369 due to an increase in revenues and the increased number of cruises as compared to last year; and 5) an increase in the general and administrative expenses of the Parent Company of $146,147 due in part to expensing the 400,000 options granted at various prices to our financial advisor in the amount of $86,590 which contract was effective on July 1, 2005, offset by a decrease in other development costs of $250,795 as compared to last year when the Company had more funds to actively search, both domestically and internationally for additional gaming opportunities.

     The operating (loss) before other income and expenses including interest expense for the quarter ended December 31, 2005 was ($4,714,641) as compared to an operating income of $1,176 for the comparative quarter, an increase in loss of $4,715,817 for the reasons stated above.

     Other net expenses increased by $2,846,672 primarily as a result of the increased debt associated with the PDS loans and the interest on the Big Easy debt being capitalized during three month period ended December 31, 2004 as compared to being expensed during the three month period ended December 31, 2005.

     The Net (loss) for the quarter ended December 31, 2005 was ($8,110,853) or a (loss) of ($.77) per diluted share as compared to a (loss) of ($506,363) or ($.06) per diluted share for the quarter ended December 31, 2004.

     For the quarter ended December 31, 2005 earnings before interest, taxes, depreciation and amortization and our unusual items of extraordinary income, impairment losses and vessel start up costs (Adjusted EBITDA) was a negative ($3,370,174) as compared to $1,314,991 for the quarter ended December 31, 2004. The decrease in Adjusted EBITDA of $4,685,165 was primarily due to EBITDA levels for the Palm Beach Princess decreasing from approximately $2.2 million during the three months ended December 31, 2004 to approximately $520,000 during the three months ended December 31, 2005. Adjusted EBITDA for the Big Easy operation for the three months ended December 31, 2005 was a negative ($2.75) million.

     Vessel Operations

     Palm Beach Princess

     Operations for the three months ended December 31, 2005 were materially impacted by a scheduled dry dock period of 12 days and by hurricane Wilma and its resulting inclement weather which struck Florida and the Palm Beach area during our second quarter of operations. Fortunately the dry dock period overlapped the date hurricane Wilma struck and during a portion of the time we were suffering from the hurricane's continuing effects. During the dry dock period we lost 24 cruises, additionally we lost 2 cruises due to the hurricane and 6 cruises due to weather and scheduling conflicts with the Big Easy.

     During the three months ended December 31, 2005, total net operating revenue from vessel operations was $5,717,416 as compared to $7,424,736 for the three months ended December 31, 2004. The decrease in revenue of $1,707,320 during the comparable three months was due to a decrease in the number of cruises which resulted in a decrease in passenger counts. As a result of the decrease in the number of cruises our passenger counts also decreased by 10,534, or 17%. During the three month period our revenue per passenger decreased from $122.43 to $114.09 which we believe was the result of lingering effects of hurricane Wilma in October and early November, 2005.

     Net fare and on board income decreased $218,116 or 20%. Casino operating expenses which also includes food, beverage and entertainment decreased $64,967 from $2,082,278 or 33% of casino revenue in 2004 to $2,017,311 or 41.8% of casino revenue in 2005, primarily the result of dividing costs, many of which are fixed by their nature over reduced revenues.

     General and administration expenses increased $60,054 from $623,304 during the quarter ended December 31, 2004 to $683,358 for the 2005 corresponding quarter. During the current quarter a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $510,000 of salaries were allocated to the Big Easy and expensed as operating costs. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Interest and finance expenses increased $11,151 from $877,044 during the quarter ended December 31, 2005 to $888,195 for the current quarter.

     Depreciation and amortization increased $82,299 from $518,576 during the quarter ended December 31,2004 to $600,875 for the current quarter.

     The (Loss) before income tax expense in the quarter ended December 31, 2005 was ($968,707) as compared to income before income tax of $840,171 for the second quarter of last year.

     During the three month period of 2005 the ship completed 146 cruises and 31 cruises were missed due to dry dock, hurricane Wilma, inclement weather and scheduling conflicts with the Big Easy. Whereas during the three months ended December 31, 2004 the ship completed 172 cruises and 8 cruises were cancelled due to hurricanes and inclement weather.

     The Palm Beach Princess ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations by generally having an equal number of weeks (13) and weekend days in each quarter. The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 13 weeks ended January 1, 2006 and December 26, 2004:

                                            Three Months Ended
                                         January 1,   December 26,
              Description                   2006          2004         Change
--------------------------------------- -----------   -----------    -----------
Passenger Count                             50,112        60,646        (10,534)
Number of Cruises                              146           172            (26)
Average Number of Passengers per Cruise        343           352             (9)
Net Revenue per Passenger              $    114.09   $    122.43    $     (8.34)

Revenue:

     Gaming                            $ 4,828,775   $ 6,317,979    $(1,489,204)
     Fare                                1,464,147     1,697,175       (233,028)
     On Board                              778,061       993,730       (215,669)

     Less: Promotional Allowances

     Fare                                 (953,820)   (1,069,558)       115,738
     On Board                             (399,747)     (514,590)       114,843
                                        -----------   -----------    -----------
     Net Operating Revenue               5,717,416     7,424,736     (1,707,320)
                                        -----------   -----------    -----------
Expenses:

     Gaming                              2,017,311     2,082,278        (64,967)
     Fare                                  535,191       852,933       (317,742)
     On Board                              217,828       231,356        (13,528)
     Maritime and Legal Expenses         1,743,365     1,399,074        344,291
     Administrative                        683,358       623,304         60,054
     Finance Expenses - Net                888,195       877,044         11,151
     Depreciation and Amortization         600,875       518,576         82,299
                                        -----------   -----------    -----------
     Total Expenses                      6,686,123     6,584,565        101,558
                                        -----------   -----------    -----------
         Income (Loss) Before Income
          Tax Expense                  $  (968,707)  $   840,171    $(1,808,878)
                                        ===========   ===========    ===========

     Big Easy

     The information reported in the six month section for the Big Easy also is applicable for the three month period.

Results of Operations for the Years Ended June 30, 2005 and 2004

     Consolidated

     Revenue for the year ended June 30, 2005 decreased slightly by $188,992 from $32,962,239 in Fiscal 2004 to $32,773,247 in Fiscal 2005 primarily as a result of a slight decrease in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses increased $2,582,669 from $37,632,595 in Fiscal 2004 to $35,049,926 in Fiscal 2005
primarily as the result of: 1) recording start up costs for the Big Easy of $5,011,756 compared to last year when no start up costs were recorded; 2) payments of other development costs of $970,836 as a result of our continued search, both domestically and internationally, for additional gaming opportunities, as compared to $700,580 spent on similar expenses during last year; 3) expenses of $447,989 incurred as a result of our entry into the equine business; 4) an increase in depreciation and amortization of $1,254,636 as a result of depreciation being recorded on the Palm Beach Princess as a result of capital leasing arrangements effective in July, 2004; and 5) an increase in the Parent Company General and Administrative expenses of $321,129 due to an increase in the salary and related benefit expenses due to the hiring of several new employees and increases in health insurance coverage and 401-K expenses as compared to last year when the Parent Company employees did not participate in a 401-K plan; offset by 1) a decrease in the Palm Beach Princess operating expenses, before depreciation, of $255,238 due to salary and benefit costs of approximately $1.3 million incurred on the Palm Beach Princess' payroll which were allocated to the Big Easy during the period we were preparing the Big Easy for use as a casino gaming vessel, partially offset by generally higher costs incurred by the Palm Beach Princess and 2) a decrease in bankruptcy costs of $417,454 due to the bankruptcy being completed at the end of fiscal 2004.

   Operating (loss) for the year ended June 30, 2005 was a loss of ($2,276,679) as compared to a loss of ($14,670,356) for last year. Operating loss before depreciation for the year was ($282,172) as compared to ($3,930,485) for the comparative year.

     Other net expenses decreased by $7,867,819 because during Fiscal 2005, the Company recorded an impairment loss of $500,000 on the Second Cherry Hill Note Receivable, whereas during Fiscal 2004 the Company recorded an impairment loss of $10,000,000 on the same note, offset by an increase in the interest and financing expenses of $1,597,896 due to the higher debt levels on the vessel leases than that amount previously owed to the Brennan Trustee and an increase in the rates of interest on such leases. In addition to the $3,845,887 of interest expense recorded in the statement of operations, the Company incurred additional interest which was capitalized to the Big Easy during that vessels' re-construction period in the amount of $1,530,197 during the current Fiscal year, and $896,297 of interest paid on the vessel capital lease which is classified in the Big Easy development costs. The net (loss) before extraordinary item for the year ended June 30, 2005 was ($5,900,035) as compared to a (loss) of ($6,800,030) during Fiscal 2004.

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

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                                 Years Ended June 30,
                                       -----------------------------------------
                                          2005            2004         2003
                                       ------------  -------------  ------------

Total Adjusted EBITDA                  $ 5,521,801  $   6,089,228  $  6,548,792

      Depreciation & Amortization       (1,994,507)      (739,871)     (254,082)

      Interest & Financing Expenses     (3,845,887)    (2,247,992)   (1,338,649)

      Interest Income                      304,571        327,105       423,265

      Income Tax                           (90,000)      (228,500)     (145,500)
                                       ------------  -------------  ------------

Net Income (Loss) before Unusual Items    (104,022)      3,199,970     5,233,826

      Extraordinary Item                 4,000,000              -             -

      Start Up Costs for Vessels        (5,296,013)             -             -

      Impairment Loss                     (500,000)   (10,000,000)            -
                                       ------------  -------------  ------------

Net Income (Loss)                      $(1,900,035)  $ (6,800,030)  $ 5,233,826
                                       ============  =============  ============


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

     The Palm Beach Princess performs fourteen cruises weekly, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 400 slot machines, all major table games (blackjack, dice, roulette and poker), and a sports wagering book. During Fiscal 2005 the ship completed 699 cruises compared to 702 cruises during the same period last year. During Fiscal year 2005, 37 cruises were cancelled due to inclement weather. The majority of the cancellations occurred in the first and second fiscal quarters. During fiscal 2004 the vessel was placed in wet dock for 6 days. During the fiscal year ended June 30, 2005. the vessel was not placed in dry dock or wet dock. The vessel was placed in dry dock for approximately one week on October 17, 2005.


Item 7A Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable

Item 8 Financial Statements and Supplemental Data.


     INDEX TO FINANCIAL STATEMENTS


       Report of Registered Independent Public Accountants .........41
       Balance Sheets    ...........................................42
       Statements of Operations ....................................44
       Statements of Stockholders' Equity ..........................45
       Statements of Cash Flow .....................................46

          REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Wilmington, Delaware


     We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and subsidiaries as of December 31, 2005 and June 30, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 2005 and for each of the three years ended June 30, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of December 31, 2005 and June 30, 2005 and the results of their operations and their cash flows for the six months ended December 31, 2005 and for the three years ended June 30, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company sustained recurring losses from operations of approximately $21 million during its last three fiscal years and was in violation of its loan covenants with its major lender until March 22, 2006 when it entered into a Forbearance Agreement with its lender, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                     STOCKTON BATES, LLP


Philadelphia, Pennsylvania
April 13, 2006

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2005 AND JUNE 30, 2005

                                     ASSETS

                                                                        December 31,   June 30,
                                                                          2005           2005
                                                                      -------------   -----------
 CURRENT ASSETS:
      Cash and Cash Equivalents                                     $    1,846,239  $  1,204,384
      Accounts Receivable                                                  218,087     1,879,088
      Prepaid Expenses                                                   1,697,034     1,392,315
      Other Current Assets                                                 524,200       443,481
      Assets of Discontinued Operations                                    401,672       401,747
                                                                      -------------   -----------
           TOTAL CURRENT ASSETS                                          4,687,232     5,321,015
                                                                      -------------   -----------


 VESSELS, EQUIPMENT & LIVESTOCK:
      Vessel - Palm Beach Princess - under Capital Lease                17,500,000    17,500,000
      Vessel - Big Easy - under Capital Lease                           20,305,348             -
      Equipment                                                          3,334,079     3,118,284
      Leasehold Improvements                                               988,625       987,267
      Livestock                                                                  -       328,247
      Vessel Not Placed in Service - Big Easy - under Capital Lease              -    24,318,989
      Vessel Not Placed in Service - Royal Star                          3,007,216     2,971,141
                                                                      -------------   -----------
                                                                        45,135,268    49,223,928
      LESS: Accumulated Depreciation and Amortization                    4,024,434     2,625,763
                                                                      -------------   -----------
           TOTAL VESSELS, EQUIPMENT & LIVESTOCK- NET                    41,110,834    46,598,165
                                                                      -------------   -----------



 OTHER ASSETS:
      Notes Receivable                                                  14,278,651    14,278,651
      Vessel Deposits - Related Parties                                  9,726,377    10,228,758
      Deposits and Other Assets - Related Parties                        4,541,125     4,482,171
      Deposits and Other Assets - Non-Related Parties                    1,734,756     1,435,923
      Spare Parts Inventory                                              1,032,603     1,018,982
                                                                      -------------   -----------
           TOTAL OTHER ASSETS                                           31,313,512    31,444,485
                                                                      -------------   -----------


 TOTAL ASSETS                                                       $   77,111,578  $ 83,363,665
                                                                      =============   ===========

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2005 AND JUNE 30, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        December 31,   June 30,
                                                                          2005           2005
                                                                      -------------   -----------
 CURRENT LIABILITIES:
      Accounts Payable                                              $    7,310,568  $  5,505,374
      Accrued Expenses                                                   4,648,932     2,710,584
      Short-Term Debt                                                    1,677,784     1,090,479
      Vessel Lease Payable - Current Portion                             5,225,061     5,020,136
      Current Advances - Related Parties                                         -     2,983,271
      Deferred Interest - Short-Term                                       510,423       497,685
      Short-Term Debt - Related Parties                                    531,353       196,164
      Liabilities of Discontinued Operations                               405,802       401,000
                                                                      -------------   -----------
           TOTAL CURRENT LIABILITIES                                    20,309,923    18,404,693
                                                                      -------------   -----------

 LONG-TERM LIABILITIES:
      Vessel Lease Payable - Long Term Portion                          24,530,380    29,530,585
      Long-Term Debt - Net of Current Portion                            2,549,321     2,683,432
      Deferred Interest - Long-Term                                      1,239,609     1,501,185
      Long-Term Advances From Related Parties                              653,571        98,099
                                                                      -------------   -----------
           TOTAL LONG-TERM LIABILITIES                                  28,972,881    33,813,301
                                                                      -------------   -----------

 DEFERRED INCOME                                                         1,559,388     1,595,220

 COMMITMENTS AND CONTINGENCIES                                                   -             -


 STOCKHOLDERS' EQUITY:
      Series A Preferred Stock, $100 Par Value,
         Authorized 500,000 Shares, 362,844
         Issued and Outstanding                                         36,284,375    36,284,375
      Series B Convertible Preferred Stock, $10 Par Value,
         Authorized 500,000 Shares, 500,000
         Issued and Outstanding                                          5,000,000             -
      Common Stock, $2 Par Value, Authorized 25,000,000 Shares,
        Issued, 12,282,564 and Outstanding, 11,482,564
        and Outstanding, 11,367,487 and 10,567,487,
        respectively                                                    24,565,125    22,965,125
      Capital in Excess of Par                                          22,462,582    20,112,328
      (Deficit) (subsequent to June 30, 1993,
         date of quasi-reorganization)                                 (61,585,158)   (49,352,173)
                                                                      -------------   -----------
                                                                        26,726,924    30,009,655
      LESS:
         Treasury Stock, 915,077 Shares                                   (457,538)     (457,538)
         Deferred Compensation, Net                                              -        (1,666)
                                                                      -------------   -----------
           TOTAL STOCKHOLDERS' EQUITY                                   26,269,386    29,550,451
                                                                      -------------   -----------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   77,111,578  $ 83,363,665
                                                                      =============   ===========

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
              AND FIR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003


                                                                   Six Months Ended
                                                                     December 31,                     June 30,
                                                               ------------------------      ---------------------------
                                                                   2005           2005           2004           2003
                                                               ------------   ------------   ------------   ------------
 OPERATING REVENUES:
        Gaming                                              $   11,579,979  $  27,350,154  $  27,528,631  $  26,354,929
        Fare                                                     1,177,442      2,999,130      3,151,182      2,952,066
        On Board                                                   936,131      2,003,746      1,921,583      1,773,926
        Other                                                      283,098        420,217        360,843        209,678
                                                               ------------   ------------   ------------   ------------
                NET OPERATING REVENUES                          13,976,650     32,773,247     32,962,239     31,290,599
                                                               ------------   ------------   ------------   ------------

 OPERATING COSTS AND EXPENSES:
        Gaming                                                   5,181,569      9,136,981      8,805,157      7,889,140
        Fare                                                     1,815,181      4,310,927      3,868,705      3,381,534
        On Board                                                   502,065        987,397        925,980        849,022
        Maritime & Legal Expenses                                4,671,882      6,421,129      6,796,486      5,960,421
        General & Administrative Expenses                        2,407,295      3,007,640      3,722,984      4,121,811
        General & Administrative Expenses - Parent               1,131,014      1,976,507      1,655,378      1,452,047
        Ship Development Costs - Big Easy                        2,830,532      5,011,756              -              -
        Ship Development Costs - Royal Star                        261,675        284,257              -              -
        Equine Costs                                               637,486        447,989              -              -
        Development Costs - Other                                  582,157        970,836        700,580        306,952
        Depreciation & Amortization                              1,503,906      1,994,507        739,871        254,082
        Loss on Impairment of Note Receivable                            -        500,000     10,000,000              -
        ITG Vegas Bankruptcy Costs                                       -              -        417,454        841,348
                                                               ------------   ------------   ------------   ------------
                TOTAL OPERATING COSTS AND EXPENSES              21,524,762     35,049,926     37,632,595     25,056,357
                                                               ------------   ------------   ------------   ------------

 OPERATING INCOME (LOSS)                                        (7,548,112)    (2,276,679)    (4,670,356)     6,234,242
                                                               ------------   ------------   ------------   ------------

 OTHER INCOME (EXPENSE):
        Interest and Financing Expenses                         (4,191,034)    (2,518,214)    (2,232,119)    (1,334,463)
        Interest and Financing Expenses - Related Party           (645,418)    (1,327,674)       (15,873)        (4,186)
        Interest Income                                              7,687         11,988         79,320         81,039
        Interest Income Related Parties                            143,892        292,583        247,785        342,226
        Other Income                                                     -          7,961         19,713         60,468
                                                               ------------   ------------   ------------   ------------
               TOTAL OTHER INCOME (EXPENSE)                     (4,684,873)    (3,533,356)    (1,901,174)      (854,916)
                                                               ------------   ------------   ------------   ------------

 INCOME (LOSS) BEFORE TAX PROVISION
 AND EXTRAORDINARY ITEM                                        (12,232,985)    (5,810,035)    (6,571,530)     5,379,326
         Income Tax Expense (Benefit)                                    -         90,000        228,500        145,500
                                                               ------------   ------------   ------------   ------------

 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       (12,232,985)    (5,900,035)    (6,800,030)     5,233,826

 EXTRAORDINARY ITEM -  Fees charged to related
        parties for Master Settlement Agreement (Note 22).               -      4,000,000              -              -
                                                               ------------   ------------   ------------   ------------

 NET INCOME (LOSS)                                          $  (12,232,985) $  (1,900,035)  $ (6,800,030)  $  5,233,826
                                                               ============   ============   ============   ============

 BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

        Income (Loss) before Extroardinary Item             $        (1.16) $       (0.57)  $      (0.86)  $       0.54
        Extraordinary Item                                               -           0.39              -              -
                                                               ------------   ------------   ------------   ------------
        Net Income (Loss)                                   $        (1.16) $       (0.18)  $      (0.86)  $       0.54
                                                               ============   ============   ============   ============

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Basic & Diluted                        10,567,487     10,303,942      7,933,691      9,720,275
                                                               ============   ============   ============   ============

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND
                  THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                             Series A            Series B Convertible       Series B Convertible
                                                             Preferred                 Preferred                   Common
                                                  ---------------------------   ---------------------    --------------------------
                                                  Number of                    Number of                    Number of
                                                  Shares         Amount        Shares         Amount        Shares           Amount
                                                  ----------   -------------   ---------  -----------    ----------  --------------
BALANCE - JUNE 30, 2002                            362,488     $  36,248,775           -  $         -    11,480,275  $   22,960,549

Purchase of Shares for Treasury in
 connection with REB Trustee                             -                 -           -            -             -               -
Shares Issued for Fractional Exchanges
 With Respect to the One-for-twenty
 Reverse Stock Split effected on March 13, 1992          1               100           -            -             3               6
Amortization of Deferred Compensation Costs              -                 -           -            -             -               -
Net Income for the Year Ended June 30, 2003              -                 -           -            -             -               -
                                                   -------     -------------   ---------  -----------    ----------  --------------
BALANCE - JUNE 30, 2003                            362,489     $  36,248,875           -  $         -    11,480,278  $   22,960,555

Purchase of Shares for Treasury in
 connection with REB Trustee                             -                 -           -            -             -               -
Shares Issued for Fractional Exchanges
 With Respect to the One-for-twenty
 Reverse Stock Split effected on March 13, 1992          -                 -           -            -             1               2
Amortization of Deferred Compensation Costs              -                 -           -            -             -               -
Net (Loss) for the Year Ended June 30, 2004              -                 -           -            -             -               -
                                                   -------     -------------   ---------  -----------    ----------  --------------
BALANCE - JUNE 30, 2004                            362,489     $  36,248,875           -  $         -    11,480,279  $   22,960,557

Shares Issued for Fractional Exchanges
 With Respect to the One-for-twenty
 Reverse Stock Split effected on March 13, 1992        355            35,500           -            -         2,285           4,568
Shares Issued for Options Exercised                      -                 -           -            -             -               -
Options Issued at Less than Treasury Stock Cost          -                 -           -            -             -               -
Cost of New Stock to be Issued                           -                 -           -            -             -               -
Amortization of Deferred Compensation Costs              -                 -           -            -             -               -
Net (Loss) for the Year Ended June 30, 2005              -                 -           -            -             -               -
                                                   -------     -------------   ---------  -----------    ----------  --------------
BALANCE - JUNE 30, 2005                            362,844     $  36,284,375           -  $         -    11,482,564  $   22,965,125

Series B Convertible Shares Issued                       -                 -     500,000    5,000,000             -               -
Common Shares Issued                                                                                        800,000       1,600,000
Options Issued at Less than Treasury Stock Cost          -                 -           -            -             -               -
Cost of New Stock to be Issued                           -                 -           -            -             -               -
Amortization of Deferred Compensation Costs              -                 -           -            -             -               -
Net (Loss) for the Six Months Ended
 December 31, 2005                                       -                 -           -            -             -               -
                                                   -------     -------------   ---------  -----------    ----------  --------------
BALANCE - DECEMBER 31, 2005                        362,844     $  36,284,375     500,000  $ 5,000,000    12,282,564  $   24,565,125
                                                   =======     =============   =========  ===========    ==========  ==============

                                                   Capital                         Treasury       Deferred
                                                   in Excess                       Stock          Compen-
                                                   of Par           (Deficit)      At Cost        sation          Total
                                                  --------------  --------------  -------------  -----------   ------------
BALANCE - JUNE 30, 2002                           $   20,192,090  $  (45,423,434) $           -  $  (16,667) $  33,961,313

Purchase of Shares for Treasury in
 connection with REB Trustee                                   -               -     (1,614,073)          -     (1,614,073)
Shares Issued for Fractional Exchanges
 With Respect to the One-for-twenty
 Reverse Stock Split effected on March 13, 1992             (106)              -              -           -              -
Amortization of Deferred Compensation Costs                    -               -              -       5,001          5,001
Net Income for the Year Ended June 30, 2003                    -       5,233,826              -           -      5,233,826
                                                  --------------  --------------  -------------  -----------   -------------
BALANCE - JUNE 30, 2003                           $   20,191,984  $  (40,189,608) $  (1,614,073) $  (11,666) $  37,586,067

Purchase of Shares for Treasury in
 connection with REB Trustee                                   -               -       (225,000)          -       (225,000)
Shares Issued for Fractional Exchanges
 With Respect to the One-for-twenty
 Reverse Stock Split effected on March 13, 1992               (2)              -              -           -              -
Amortization of Deferred Compensation Costs                    -               -              -       5,000          5,000
Net (Loss) for the Year Ended June 30, 2004                    -      (6,800,030)             -           -     (6,800,030)
                                                  --------------  --------------  -------------  -----------   -------------
BALANCE - JUNE 30, 2004                           $   20,191,982  $  (46,989,638) $  (1,839,073) $   (6,666) $  30,566,037

Shares Issued for Fractional Exchanges
 With Respect to the One-for-twenty
 Reverse Stock Split effected on March 13, 1992          (40,068)              -              -           -              -
Shares Issued for Options Exercised                            -               -        919,035           -        919,035
Options Issued at Less than Treasury Stock Cost                -        (462,500)       462,500           -              -
Cost of New Stock to be Issued                           (39,586)              -              -           -        (39,586)
Amortization of Deferred Compensation Costs                    -               -              -       5,000          5,000
Net (Loss) for the Year Ended June 30, 2005                    -      (1,900,035)             -           -     (1,900,035)
                                                  --------------  --------------  -------------  -----------   -------------
BALANCE - JUNE 30, 2005                           $   20,112,328  $  (49,352,173) $    (457,538) $   (1,666) $  29,550,451

Series B Convertible Shares Issued                     2,263,664               -              -           -      7,263,664
Common Shares Issued                                           -               -                                 1,600,000
Options Issued at Less than Treasury Stock Cost           86,590               -              -           -         86,590
Cost of New Stock to be Issued                                 -               -              -           -              -
Amortization of Deferred Compensation Costs                    -               -              -       1,666          1,666
Net (Loss) for the Six Months Ended
 December 31, 2005                                             -     (12,232,985)             -           -    (12,232,985)
                                                  --------------  --------------  -------------  -----------   -------------
BALANCE - DECEMBER 31, 2005                       $   22,462,582  $  (61,585,158) $    (457,538) $        -  $  26,269,386
                                                  ==============  ==============  =============  ===========   =============

See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
              AND FIR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                      Six Months Ended                  June 30,
                                                                        December 31,    -----------------------------------------
                                                                             2005            2005          2004           2003
                                                                        ------------    ------------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                       $ (12,232,985)  $  (1,900,035) $ (6,800,030)  $  5,233,826
   Adjustments to reconcile income (loss) to net cash (used in)
    provided by operating activities:
      Depreciation and Amortization                                       1,295,688       1,994,507       739,871        254,082
      Compensation for Options Granted                                       86,590
      Stock Issued for Payment of Expenses                                1,600,000               -             -              -
      Impairment of Note                                                          -         500,000    10,000,000              -
      Increase in Deferred Income                                           (35,832)        155,269             -              -
      (Decrease) in Deferred Income - Related Parties                             -      (4,000,000)            -              -
      Changes in Operating Assets and Liabilities -
        Decrease in Accounts Receivable ($1.3 million
         received from PDS )                                              1,660,998      (1,655,672)      (29,720)      (156,010)
        (Increase) Decrease in Other Assets                                 (80,717)       (289,856)      337,454         21,247
        (Increase) in Prepaid Expenses                                     (304,719)       (653,812)      (26,088)      (297,773)
        Increase in Accounts Payable and Accrued Expenses                 3,743,540       5,124,345    (1,331,785)     2,217,821
                                                                        ------------    ------------   -----------    -----------
   CASH (USED IN) OPERATING ACTIVITIES BEFORE
    DISCONTINUED OPERATIONS                                              (4,267,437)       (725,254)    2,889,702      7,273,193
   CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                         4,802          90,202         9,600         14,939
                                                                        ------------    ------------   -----------    -----------
   NET CASH (USED IN) OPERATING ACTIVITIES                               (4,262,635)       (635,052)    2,899,302      7,288,132
                                                                        ------------    ------------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase and Improvements of Big Easy - Related Party                         -     (13,248,786)            -              -
    Purchase and Improvements of Royal Star                                 (36,075)     (1,649,647)   (1,321,494)             -
    Security Deposit on New Bare Boat Charter - Related Party PBMC                -               -      (880,782)             -
    Refunds and (Deposits) on Purchase of  Vessels                                -               -       300,000       (800,000)
    Purchase Options in Big Easy - Related Party                                  -      (2,973,575)            -              -
    Investment in Port Lease                                                      -               -             -       (250,000)
    Note Receivable Collected - Related Party                                     -       2,600,749             -              -
    Note Receivable Collected - Related Party                                     -       1,128,268             -              -
    Advances -  Related Party                                              (157,881)       (328,247)            -              -
    Livestock Expenditures                                                        -        (905,980)     (925,346)    (1,363,809)
    Capital Expenditures                                                   (202,173)       (435,787)      (99,735)       314,846
    (Increase) Decrease in Other Investment Activity                       (426,922)              -      (712,362)             -
                                                                        ------------    ------------   -----------    -----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (823,051)    (15,813,005)   (3,639,719)    (2,098,963)
                                                                        ------------    ------------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Series B Preferred Stock                        4,425,500               -             -              -
    Fees Paid on Sale of Series B Preferred Stock                          (328,850)              -             -              -
    Funds Received from PDS Notes & Other Lenders                           700,000      10,829,417             -              -
    Funds Received on Refinance of Note                                           -       2,651,558             -              -
    Proceeds from Related Party Loans                                             -               -     7,800,000              -
    Proceeds from Bank Financing                                                  -               -             -        183,164
    Financing Costs                                                               -               -             -        200,000
    Principal Payment on Stock Purchase Note                                      -      (1,120,240)            -              -
    Advances (Paid) Received (to) From Related Parties                    1,310,169      (1,241,669)            -              -
    Principal Payments on Short Term Notes                                  (11,595)       (240,960)   (5,099,519)      (248,144)
    Principal Payments on Long Term Notes                                  (247,214)       (733,385)            -              -
    Principal Payments on Capital Leases                                   (120,540)              -             -              -
    Principal Payments on Long Term Debt - Related Parties                        -               -      (574,022)             -
    Decrease in Balances Due to/from Discontinued Subsidiaries                4,875          89,290         8,550         17,783
                                                                        ------------    ------------   -----------    -----------
   CASH (USED IN) FINANCING ACTIVITIES
    BEFORE DISCONTINUED FINANCING ACTIVITIES                              5,732,345      10,234,011     2,135,009        152,803
   CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                          (4,875)        (89,290)       (8,550)       (17,783)
                                                                        ------------    ------------   -----------    -----------
   NET CASH (USED IN) FINANCING ACTIVITIES                                5,727,468      10,144,721     2,126,459        135,020
                                                                        ------------    ------------   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        641,782      (6,303,336)    1,386,042      5,324,189
   LESS CASH AND CASH EQUIVALENTS  FROM
    DISCONTINUED OPERATIONS                                                      73            (912)       (1,050)         2,843
   CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                   1,204,384       7,508,632     6,123,641        796,609
                                                                        ------------    ------------   -----------    -----------
   CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                     $   1,846,239   $   1,204,384  $  7,508,633   $  6,123,641
                                                                        ============    ============   ===========    ===========

   Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
     Interest                                                         $   2,280,793   $   6,325,962  $  1,440,262   $    412,431
     Income Taxes                                                     $           -   $           -  $    256,517   $    118,983


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

     The Company has recorded recurring losses from operations of $6.9 million, $1.9 million and $12.2 million during the fiscal years ended June 30, 2004 and 2005 and for the six months ended December 31, 2005, respectively. These losses and the lack of working capital have caused us to be in default on certain of its debt covenants and the Company has been unable to make its required principal and its full interest payments since September 1, 2005. On March 22 , 2006 we entered into a Forbearance Agreement with our lender which has waived prior defaults and permits us to defer making payment on our debt and equipment leases until June 1, 2006, except for an interest payment of $572,400 and an equipment lease payment of $113,500 each due on May 1, 2006. Based upon the Company's historical operating performance it is difficult to predict the Company's ability to remain in compliance with the debt covenants. The uncertainty about the Company's ability to generate adequate cash flow to service its debt and meet its debt covenants raises doubt about the Company's ability to continue as a going concern.

     The Company is pursuing several initiatives intended to increase its liquidity. As discussed in Note 27 (C ) (Subsequent Events), the Company entered into a Forbearance Agreement with its lenders on March 22, 2006 which waives the existing violations of those covenants, modifies the covenants and defers substantial scheduled loan payments until June 1, 2006. However, no assurance can be given that we will be able to make the required loan payments and be in compliance with the covenants after the Forbearance Agreement expires on May 31, 2006.

     As discussed in Note 27(A) (Subsequent Events), the Company temporarily suspended the operation of the Big Easy. We will continue to incur expenses to maintain the vessel in wet storage, however, those amounts will be substantially less than when we were preparing the vessel for service and while operating the vessel.

     The Company is seeking refinancing and exploring opportunities to profitably deploy the Big Easy. Absent refinancing or profitable deployment of the Big Easy, we will not be able to make our debt service payments on June 1, 2006. No assurances can be given that the Company will be successful in these endeavors prior to June 1, 2006 or thereafter.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Using the funding provided by the PDS Transactions (see Note 4) and working capital, our subsidiary, ITG Palm Beach, LLC ("ITGPB"), began making alterations, retrofits and improvements to a second vessel, the Big Easy, to prepare it for use as a casino cruise ship. After numerous delays caused by start up problems and hurricane Wilma, we began limited regular passenger service also from the Port of Palm Beach, Florida on November 12, 2005. On February 1, 2006 we indefinitely suspended operations of the Big Easy after two and one half months of operations because the Coast Guard removed the vessel's Certificate of Inspection until the installation of an insulating bulkhead was completed.. The February 1, 2006 Coast Guard decision is the latest in a series of unforeseen business circumstances which have limited management's ability to introduce the Big Easy to the market and necessitated the suspension of Big Easy commercial cruise operations indefinitely due to disappointing operating results.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During Fiscal 2005, we re-entered the equine business. Our horse operation did not produce any significant revenue during our fifteen month period of involvement and had operational expenses of approximately $75,000 per month. Therefore we decided to liquidate our horse assets on December 31, 2005.

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

     (E) Accounting Periods - The subsidiaries which operate the Palm Beach Princess and the Big Easy end their quarterly accounting periods on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days in each quarter. During the quarter ended December 31, 2005, these accounting periods ended on January 1, 2006 as compared to December 26, 2004 in the quarter ended December 31, 2004.

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

     (G) Livestock - Livestock consisted of thoroughbred horses stated at cost. Costs of maintaining horses and other direct horse related costs were expensed in the period incurred. Stud fees were capitalized and become the basis of the resulting foal. We have ceased our horse operations and divested our interest in the racehorse assets as of December 31, 2005.

     (H) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense includes the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the three and six months ended December 31, 2005 and 2004, the amortized expense was $58,593 and $43,373, respectively and $103,570 and $86,746, respectively.

     As a result of the PDS transactions (see Footnote 4) we are leasing the vessel M/V Palm Beach Princess and the Big Easy under capital lease arrangements. The Company began depreciating the M/V Palm Beach Princess during our previous fiscal year end of June 30, 2005 and began depreciating the Big Easy when it was placed in service on October 18, 2005. Financing fees in connection with the PDS financings, are being amortized over the life of the loans. For the three and six months ended December 31, 2005 and 2004, the amortized expense associated with these finance costs was $190,357 and $28,785, respectively and $259,191 and $58,969, respectively .

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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning with fiscal years starting after December 15, 2001, SFAS 142 requires an annual impairment review based on fair value for all intangible assets with indefinite lives.

     (I) Net Assets of Discontinued Operations - At December 31, 2005 and June 30, 2005, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

     (J) Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 148, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management will recognize the costs incurred associated with the suspension of the Big Easy operations in Palm Beach on February 1, 2006 in our quarter ended March 31, 2006.

     In December, 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R is now effective for public companies for the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. In accordance with the new rule, the Company will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, effective July 1, 2005. No options were granted during the six month period ended December 31, 2005, which period covers the Company's six month report on Form 10-K. Until July 1, 2005 the Company accounted for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of the stock options granted was equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

     (K) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized..

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

     (P) Net Income per Common Share - Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter. When applicable, diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants utilizing the treasury stock method. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of these occurrences.

     (Q) Goodwill - Through the purchase of Leo Equity, we purchased the assets and operations of GMO Travel which was a 100% owned subsidiary of Leo Equity. GMO Travel provides reservations and travel services for our Palm Beach Princess subsidiary and other non-ship related travel activities. Travel services for the Palm Beach Princess include reservations and travel services for its numerous foreign employees and our customers, many of which rely on air travel to reach our location. The goodwill recorded in the amount of $193,946 represents the fair value of GMO Travel based on its discounted cash flows and the synergies and cost savings gained by the Palm Beach Princess. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, amortization of good will is not required. Goodwill is tested at least annually for impairment by comparing the fair value of th recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized.

     (R) Deferred Financing Costs - Deferred financing costs that are incurred by the Company in connection with the issuance of Debt are deferred and amortized to interest expense over the life of the underlying indebtedness using the straight-line method.

(3)  UNREGISTERED SALES OF EQUITY SECURITIES

     Unregistered Sales Of Equity Securities

     On July 13, 2005 the Company began accepting subscriptions for the purchase of shares of the Company's Series B Convertible Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"). The subscriptions for Series B Preferred Stock have been received by the Company as part of a private offering of 500,000 shares of its Series B Preferred Stock, at a subscription price of $15.00 per share. Subscribers also received warrants for the purchase of 1.2 shares of the Company's common stock for each share of Series B Preferred Stock purchased (an aggregate of 600,000 shares of the Company's common stock based on purchases of all 500,000 shares of the Series B Preferred Stock). The exercise price under each such warrant is $3.25 per common share, and the warrants issued to purchasers of the Series B Preferred Stock are exercisable for a term of three (3) years beginning one year after issuance. As of December 28, 2005 the Company had accepted subscriptions for the purchase of 295,033 shares of Series B Preferred Stock and had received approximately $4 million in net cash proceeds. On December 29, 2005 our Chairman, Francis W. Murray, purchased all of the remaining Series B Preferred Stock which had not previously been sold in the private offering, amounting to 204,966 shares of Series B Preferred Stock, on the same terms as the private offering. Since we sold the Series B Preferred Stock to Mr. Murray in payment of $3,074,500 of debt which the Company had owed to Mr. Murray, this amount has not been included in the net cash proceeds amount of $4 million as indicated above.

     The Series B Preferred Stock was established by the Board of Directors pursuant to its authority under the Company's Certificate of Incorporation to fix the relative rights and preferences of the authorized but unissued preferred stock of the Company. Upon accepting subscriptions for purchases of the Series B Preferred Stock, the Company has entered into a Registration Rights Agreement with the purchasers, pursuant to which the Company agreed to file a Registration Statement under the Securities Act of 1933, as amended, in order to register the resale of the shares of common stock of the Company issuable upon conversion of the Series B Preferred Stock and the shares of common stock issuable upon exercise of the accompanying stock purchase warrants, and to use its best efforts to cause such Registration Statement to be declared effective. On December 30, 2005 we filed the Form S-1 Registration Statement with the Securities & Exchange Commission. Such registration statement in not yet effective.

     The Series B Preferred Stock will automatically be converted into common stock upon the effective date of the Registration Statement covering the common shares issuable upon conversion. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. During the quarter ended June 30

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


, 2006, during which the conversion price will be $1.94, the outstanding Series B Preferred Stock are convertible into 3,865,980 shares of additional new common shares.

     Pursuant to the Subscription Agreement, the Company also agreed to increase the size of its Board of Directors from four to seven members, and to fill two of those vacancies with one person to be designated by MBC Global, LLC, an Illinois limited liability company which has served as a financial advisor to the Company, and a second person to be designated by another group of purchasers of the Series B Preferred Stock. As of the date hereof, the Company has increased the size of its Board to seven members and expects to fill the vacancies thereby created in due course.

     The majority of the net proceeds of the sale of Series B Preferred Stock was used for working capital of the subsidiary companies which operate the Big Easy and the Palm Beach Princess, and a portion of the proceeds was used for the Parent Company operating expenses.

(4)  PDS TRANSACTION

     During our year ended June 30, 2005and six months ended December 31, 2005, ITB and several of its subsidiaries, along with Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies owned or controlled by Francis W. Murray, completed several financial and lease transactions with PDS Gaming Corporation ("PDS"), a publicly held company located in Las Vegas, along with several of its affiliated companies. On July 7, 2004, January 5, 2005 and April 5, 2005 we closed on various transactions with PDS. On June 30, 2005 the Company and several of its subsidiaries, along with companies controlled by Francis W. Murray, borrowed $29,313,889 to refinance the approximately $27 million in existing PDS debts, with approximately $2.3 million of add-on financing being provided. We have been operating under the vessel and equipment leases and financing arrangements under the July 7, 2004, January 5, 2005, April 5, 2005, June 30, 2005, September 1, 2005, December 9, 2005 and March 22, 2006
transactions. Below is a summary of those transactions.

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

     Such sale-leaseback and ensuing subcharters accomplished our purposes of acquiring, by means of the Big Easy subcharter, a second vessel which we had planned to operate from the Port of Palm Beach, and also paying off all of our indebtedness to the Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee"). We had been attempting to obtain financing for the purchase of the Big Easy for several months, but were unable to obtain financing on our own since all potential lenders required a mortgage against the Palm Beach Princess, which was owned by PBMC. PBMC was willing to utilize its vessel, the Palm Beach Princess, to obtain funds to acquire the Big Easy and then subcharter the Big Easy and Palm Beach Princess to ITG Vegas and ITG Palm Beach on a long term basis.

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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The PDS indebtedness is secured by mortgages on the Royal Star, the Big Easy and the Palm Beach Princess, an assignment of our promissory note dated November 29, 2000 payable by Realen-Turnberry/Cherry Hill, LLC in the principal amount of $10 million, an assignment of our promissory note, dated May 1, 2002, payable by OC Realty in the principal amount of $2,021,176, and stock in certain of our subsidiaries.

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

     (E) Placement Fee Agreement

     On September 1, 2005 the Company entered into a Placement Fee Agreement with PDS Gaming Corporation. In consideration of PDS providing $29.3 million in funding and lease agreements to the Company during our prior fiscal year ended June 30, 2005, ITB agreed to pay a Placement fee of $750,000 for such funding. The agreement was verbally agreed to between the parties during the period of our negotiations with PDS Gaming, which resulted in the additional loan proceeds given to the Company in the amount of $2,158,166 and a potential agreement wherein PDS would loan an additional $3.2 million in the fall of 2005, which loan was never completed. ITB has made a deposit of $50,000 and the balance will be paid monthly beginning March 1, 2006 with monthly payments of $58,333, without interest, until February 1, 2007. The Placement Fee Agreement also permitted the Company to cancel an equipment lease it had signed with PDS on April 5, 2005. The original amount of the equipment lease was $1.5 million. Under the Placement Fee Agreement, the Company was permitted to cancel the lease after paying the $250,000 rental for the period to the date of cancellation, the equipment was returned to PDS and the Placement Fee Agreement was put in place of the equipment lease. Subsequently, on December 29, 2005 PDS Gaming agreed to accept the Company's common stock, valued at $2 per share, in full payment of the placement fee.

     (F) Deferral of Principal Payments on PDS Financing

     The Loan and Security Agreement signed on June 30, 2005 permited the Company to defer the principal portion of its scheduled payments of up to $3 million, providing the Company meets certain conditions. In order to conserve working capital the Company began deferring principal payments of approximately $450,000 on September 1, 2005 through December 1, 2005. This action was necessary due to the continued delays in receiving the necessary approvals to begin operating the Big Easy and the Company's current negative working capital position.

     (G) December 2005 Transactions

     In December 2005, the Company borrowed from and issued a note payable in the amount of $535,744 to PDS Gaming in order to cover our required debt service interest payment on December 10, 2005. See Note 14.

     (H) Forbearance Agreement

     See footnote 27(C) (Subsequent Events) for a description of the Forbearance Agreement entered into with PDS Gaming on March 22, 2006.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  DESCRIPTION OF LEASING ARRANGEMENTS

     As mentioned in the footnote 4 above, the Company and several of its subsidiaries have entered into charter transactions for two vessels and lease transactions for equipment placed on three vessels.

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

     The transaction described in Note 4 also included the charter of the Big Easy and a lease for gaming equipment aboard that vessel. As a result of the June 30, 2005 PDS transaction, we have accounted for the Big Easy charter as a capital lease. Principal payments on the Big Easy portion of the PDS loan of $12.6 million will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. The transaction described in note 4 also permits the Company to purchase the Big Easy for the appraised value of the vessel which shall be determined upon the refitting and refurbishing of the vessel. The Company had an appraisal completed as of June 23, 2005. The appraisal indicated an estimated fair market value as of June 23, 2005 of $39,795,000. Based on a July, 2002 fair market appraisal of the Palm Beach Princess of $20,500,000, the Company felt the appraisal of the Big Easy could be overstated and looked for an alternative to determine the capitalized fair market value for the vessel. The Company determined that it would be more appropriate to capitalize the total of 1: the costs it had incurred for improvements it had made to the Big Easy; 2) all payments required under the PDS Gaming loans; and 3) all payments required under the Big Easy charter hire fees of $100,000 per month plus 1% of gross revenues.

     Effective November 1, 2005 we determined that the amount and timing of the receipt of the charter hire fees of $100,000, plus 17% of the gross revenues, which we had estimated to be $30,000 per month could not be reasonably determined considering the problems with the Big Easy operation and the suspension from service on February 1, 2006. Therefore the capitalized value of the Big Easy was reduced, effective November 1, 2006, by approximately $4 million to $13 million and the liability for payments due were also reduced by the $4 million. The charter hire fees will be expensed as accrued effective November 1, 2005.

     The transaction described in Note 4(B) included a lease for gaming equipment aboard the vessel, Royal Star. The gaming equipment lease will be accounted for as an operating lease.

     Vessels, plant and equipment at December 31, 2005 include the following amounts for capitalized leases:

               Vessel, Palm Beach Princess        $       17,500,000
               Vessel, Big Easy                           13,092,384
                                                     ----------------
               Less: allowance for depreciation           (2,024,733)
                                                     ----------------
               Capital Leases                     $       28,567,651
                                                     ================

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005:

Period ending December 31,

                         2006               $      5,425,818
                         2007                      9,252,851
                         2008                      9,183,077
                         2009                     16,118,326
                                                -------------
Total minimum lease payments                $     39,980,072
Less: amount representing interest               (11,412,421)
                                                -------------
Present value of net minimum lease payment  $     28,567,651
                                                =============

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a schedule of lease liabilities due to PDS at December 31, 2005:

                                                                                 December 31, 2005
                                                               ------------------------------------------------------
  Vessel                                                         Short-Term          Long-Term            Total
  ----------------------------------------------------------   ---------------    ----------------   ----------------
  Palm Beach Princess                                        $      2,746,465  $       11,040,273   $     13,786,738

  Big Easy                                                          2,478,596           9,990,107         12,468,703

  Royal Star                                                          277,625           2,456,213          2,733,838
                                                               ---------------    ----------------   ----------------
 Amount due to PDS for vessels                                      5,502,686          23,486,593         28,989,279

  Less: Royal Star Note shown in Notes Payable (See Note 9)          (277,625)         (2,456,213)        (2,733,838)

  Fair Market Valuation - Palm Beach Princess                               -           3,500,000          3,500,000
                                                               ---------------    ----------------   ----------------
  Total Short and Long Term Vessel Leases Payable            $      5,225,061  $       24,530,380   $     29,755,441
                                                               ===============    ================   ================

     The following is a schedule of lease liabilities due to PDS at June 30, 2005 as a result of the June 30, 2005 transaction wherein we borrowed approximately $29 million to refinance the vessel leases for vessel lease payables as shown on the Balance Sheet:

                                                                                   June 30, 2005
                                                               ------------------------------------------------------
  Vessel                                                         Short-Term          Long-Term            Total
  ----------------------------------------------------------   ---------------    ----------------   ----------------
  Palm Beach Princess                                        $      2,746,465  $       11,253,535   $     14,000,000

  Big Easy                                                          2,273,672          10,326,328         12,600,000

  Royal Star                                                          401,340           2,448,660          2,850,000
                                                               ---------------    ----------------   ----------------
  Amount due to PDS for vessels                                     5,421,477          24,028,523         29,450,000

  Less: Royal Star Note shown in Notes Payable (See Note 9)          (401,340)         (2,448,660)        (2,850,000)

  Fair Market Valuation - Palm Beach Princess                               -           3,500,000          3,500,000

  Capital Lease Charter Valuation - Big Easy                                -           4,450,722          4,450,722
                                                               ---------------    ----------------   ----------------
  Total Short and Long Term Vessel Leases Payable            $      5,020,137  $       29,530,585   $     34,550,722
                                                               ===============    ================   ================

     Operating Leases

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2005:

Period ending December 31,

                         2006      $          2,297,504
                         2007                 2,425,294
                         2008                   681,820
                                       -----------------
Total minimum lease payments       $          5,404,618
                                       =================

(6)  ITG VEGAS, INC. CHAPTER 11 PLAN OF REORGANIZATION

     On January 3, 2003, ITG Vegas, Inc. ("ITG Vegas"), our subsidiary operating the Palm Beach Princess, and Palm Beach Maritime Corp.("PBMC"), an entity owned by Francis W. Murray which owned the Palm Beach Princess vessel, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida, Palm Beach Division (the "Bankruptcy Court"), In re: ITG Vegas, Inc., Case No. 03-30038. The petition did not cover the Parent company, ITB, nor any other of ITB's subsidiaries. The Palm Beach Princess continued to operate as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We had previously entered into a Master Settlement Agreement to purchase from the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan (the "Brennan Trustee") the promissory note of Palm Beach Maritime Corp. for $13.75 million. We did not have funds necessary to complete that purchase by January 6, 2003, the date required for payment of the balance of such purchase price. Therefore, on January 3, 2003, in order to protect our invested deposits and operation of the vessel, ITG Vegas (together with Palm Beach Maritime Corp) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

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

     With the  consummation  of the PDS  Transactions  described above in Note 4
(A), all of our and the Debtors' indebtedness to the Brennan Trustee was paid in full.

     On July 17, 2004, the Bankruptcy Court issued a final decree closing the Debtors' Chapter 11 cases.

(7)  NOTES RECEIVABLE

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

     Fair value and the collectability of this note was determined by a real estate appraisal, financial statements and financial projections by the developer of the property. Initially, we use real estate appraisals of the property to assess whether our note would be collectible because we had no basis whether to believe that the cash flows indicated by the projections would be attainable. Now that a large portion of the mixed use project is about to open we believe that the future projections of cash flow from the project, along with historical financial statements provided by the developer and prices obtained on the re-sale of portions of the property give us a basis on which to develop our own assumptions which continue to indicate a fair value based on discounted cash flows in excess of the carrying value.

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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In exchange for the Las Vegas Note, the Company received cash payments from the Buyer of $2.8 million, a non-recourse loan from Turnberry Development, LLC, an affiliate of the Buyer, in the amount of $5 million and a promissory note issued by Soffer/Cherry Hill Partners, L.P. ("Cherry Hill Partners"), another affiliate of the Buyer, in the principal amount of $35,842,027 (the "Second Cherry Hill Note"). The principal amount of the Second Cherry Hill Note equaled the unpaid principal plus all accrued and unpaid interest (at 22%) under the Las Vegas Note, less the $2.8 million in purchase price payments and $5 million non-recourse loan paid to the Company.

     The Company is not liable for repayment of the principal of the $5 million loan, however, the Company is obligated to pay interest and fees on such loan aggregating $600,000 per year ($50,000 per month) for five (5) years.

     The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that it generally is payable prior to maturity only from distributable cash of the maker. The maker under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. The development of Garden State Park, located in Cherry Hill, New Jersey, was delayed as a result of community opposition to certain elements of the development plan, and, while the Company believes that the development plan is now moving forward, the timing and amount of profits there remain uncertain. The Company already holds a promissory note in the face amount of $10 million, received from the purchaser of Garden State Park in connection with the sale of such real property, which the Company expects will be fully paid in time. While the Company expects that $10,000,000 note to be fully paid, it was not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, during the fiscal years ended June 30, 2004 and 2005 the Company wrote down the Second Cherry Hill Note on its books to $4,278,651.

     The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the Buyer, in Palm Beach Empress, Inc., representing fifty percent (50%) of the stock in that company. Palm Beach Empress, Inc. is the entity formed to acquire the Big Easy, the second vessel which is chartered to a subsidiary of the Company. The other fifty percent (50%) of the stock in Palm Beach Empress, Inc. is owned by PBMC, a corporation owned by Francis W. Murray, the Company's Chief Executive Officer.

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

     Fair value and the collectability of the Second Cherry Hill Note was determined by 1) assessing the present value of the Big Easy vessel, since 50% of the stock in the company which owns it (PBE) is pledged as security of this note; 2) and the present value of a $483,000 payment due us from the sale of the El Rancho property. When the fair value of this note was originally computed we assumed 50% of the value of the Big Easy to be $5,000,000, based upon the estimated value of the Big Easy at the time.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                                       December 31,   June 30,
                                                           2005        2005
                                                       -----------  ----------
Long-Term Prepaid Loan Costs - Net of
amortization in the amount of ($259,190)
and ($362,424), respectively                         $  1,411,976  $   959,563

Port Lease Rights                                         250,000      250,000

Other Misc. Assets                                         72,780      226,360
                                                       -----------  ----------
         Total                                       $  1,734,756  $ 1,435,923
                                                       ===========  ==========

(9)  VESSEL DEPOSITS AND DEPOSITS AND OTHER ASSETS - RELATED PARTIES

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

     (B)  Deposits and Other Assets - Related Parties (See Note 16):

                                                        December 31,   June 30,
                                                           2005         2005
                                                       ------------  -----------
Loans to the Ft Lauderdale Project (OC Realty, LLC)  $   2,769,989  $  2,769,989

Accrued Interest on Loans to the
 Ft. Lauderdale Project (OC Realty, LLC)                 1,577,190     1,485,080

Goodwill on Purchase of GMO Travel                         193,946       193,946

Advances to PBMC                                               -0-        33,156
                                                       ------------  -----------
Total Deposits and Other Assets - Related Parties    $   4,541,125  $  4,482,171
                                                       ============  ===========

(10) DISCONTINUED OPERATIONS

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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$1,439,951 on the sale of the property until such time that collectability under the $10,000,000 note from Realen can be determined. The gain represented the sales price of cash and notes in excess of our cost basis.

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us in exchange for a refund of the $100,000 payment if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract the Company has the right to re-acquire the liquor license for $100,000 and has exercised such right, however the lessee/buyer has refused to perform. On January 18, 2006 the Company filed a Complaint in Camden County Superior Court of NJ, Chancery Division, (Civil Action No. C-7-06) against the defendants to protect its interests in the license.

     The Company believes the liquor license fair value exceeds the carrying value based on known recent sales of liquor licenses in Cherry Hill, NJ. The carrying value of the liquor license of $400,000 is shown in the "Assets of Discontinued Operations" of the Balance Sheet.

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of December 31, 2005 and June 30, 2005 consist of the following:

                                              December 31,     June 30,
                                             ------------    -----------
Classified As:                                   2005           2005
                                             ------------    -----------
Current Assets                           $       401,672   $    400,835

Current Liabilities                             (405,802)      (310,798)
                                             ------------    -----------
         Net (Liabilities) Assets of
           Discontinued Operations       $        (4,130)  $     90,037
                                             ============    ===========

Cash flows from discontinued operations for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003 consist of the following:

                                                                                                   June 30,
                                                                      December 31,    -----------------------------------
                                                                          2005            2005       2004         2003
                                                                    ----------------  ----------   ---------   ----------
Cash Flows From Discontinued Operating Activities:

     Income                                                        $            -0-  $      -0-   $     -0-   $       -0-
                                                                    ----------------  ----------   ---------   ----------

     Adjustments to reconcile income to net cash provided by discontinued operating activities:

      Changes in Operating Assets and Liabilities of Discontinued Operations:

           Decrease (Increase) in Accounts Receivable                           -0-         -0-         -0-       12,539
           Increase (Decrease) in Accounts and Purses
            Payable and Accrued Expenses                                      4,802      90,202       9,600        2,400
                                                                    ----------------  ----------   ---------   ----------
     Net Cash Provided by Discontinued Operating Activities                   4,802      90,202       9,600       14,939
                                                                    ----------------  ----------   ---------   ----------
Cash Flows from Discontinued Financing Activities:

     (Decrease) in Balances Due To/From Continuing Operations                (4,875)    (89,290)     (8,550)     (17,783)
                                                                    ----------------  ----------   ---------   ----------
     Net Cash (Used In) Discontinued Financing Activities                    (4,875)    (89,290)     (8,550)     (17,783)
                                                                    ----------------  ----------   ---------   ----------
     Net (Decrease) Increase in Cash and Cash Equivalents From
     Discontinued Operations                                                    (73)        912       1,050       (2,844)

        Cash and Cash Equivalents at Beginning of Year From
        Discontinued Operations                                               1,645         733       (317)        2,527
                                                                    ----------------  ----------   ---------   ----------

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                   June 30,
                                                                      December 31,    -----------------------------------
                                                                          2005            2005       2004         2003
                                                                    ----------------  ----------   ---------   ----------
        Cash and Cash Equivalents at End of Year From
        Discontinued Operations                                    $          1,572  $    1,645   $     733   $     (317)
                                                                    ================  ==========   =========   ==========

(11) ACQUISITIONS AND DISPOSITIONS

          o Six Months Ended December 31, 2005 - during the six months ended December 31, 2005 we divested our interest in the livestock owned at December 31, 2005.

          o    Fiscal Year Ended June 30, 2005

     During the Fiscal 2005, we purchased livestock, including stud fees in the amount of $328,247.

          o    Fiscal Year Ended June 30, 2004

     During the quarter ended December 31, 2003 our subsidiary, Royal Star Entertainment, LLC, a Delaware limited liability company, purchased the vessel M/V Royal Star ("Royal Star"). Depreciation will not be computed on the Royal Star until it is placed in service. (See Note 13)

(12) VESSELS, EQUIPMENT AND LIVESTOCK

     Vessels  owned  and/or  leased  and  equipment  consist  of the  following:
Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

                                       Estimated
                                      Useful Lives   December 31,      June 30,
                                        in Years        2005            2005
-----------------------------------  -------------   ------------   ------------

Leased Vessel - Palm Beach Princess        20     $  17,500,000   $  17,500,000

Leased Vessel - Big Easy                   20        20,305,348      24,318,989

Vessel Not Placed in Service -
  Royal Star                              N/A         3,007,216       2,971,141

Equipment                                 5-15        3,334,079       3,118,284

Leasehold Improvements                   15-40          988,625         987,267

Livestock                                 N/A               -0-         328,247
                                                    ------------   -------------
Totals                                               45,135,268      49,223,928

Less Accumulated Depreciation
 and Amortization                                    (4,024,434)     (2,625,763)
                                                    ------------    ------------
                                                  $  41,110,834   $  46,598,165
                                                    ============    ============

(13) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     (A) The following table represents the aging of accounts payable as of December 31, 2005 and June 30, 2005.

                                Total       Current   31-60 Days    61-90 Days    Over 91 Days
                             ----------   ----------  ----------    ----------    ------------
         December 31, 2005  $ 7,310,568  $   599,387 $ 1,216,245   $ 1,244,204  $    4,250,732

             June 30, 2005  $ 5,505,374  $ 1,472,680 $   890,700   $ 1,382,776  $    1,759,218

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (B) Accrued expenses consisted of the following as of December 31, 2005 and June 30, 2005

                                             December 31, 2005   June 30, 2005
                                           -------------------   --------------

         Trade Payables                   $         1,673,635  $       964,805

         Payroll and Related Obligations            1,819,604          915,177

         Interest                                     725,272          161,040

         Various State Taxes                           91,016          330,157

         Prior State Tax Audit                        339,405          339,405
                                           -------------------   --------------
         Total                            $         4,648,932  $     2,710,584
                                           ===================   ==============

(14) NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below. The June 30, 2005 capital lease transaction with PDS other than the Royal Star loan are carried under lease liabilities (See Note 4).

                                                       December 31, 2005             June 30, 2005
                                    Interest %    --------------------------- ----------------------------
                                    Per Annum        Current      Long-Term      Current       Long-Term
                                    ----------    ------------  ------------- -------------   ------------
International Thoroughbred Breeders,
Inc.:
------------------------------------
PDS Gaming (A)                          20%      $    541,102  $        -0-  $        -0-    $        -0-

Francis X. Murray (B)                    8%           459,164           -0-       159,164             -0-

William H. Warner (B)                   12%            37,000           -0-        37,000             -0-

MBC Global (C)                           9%           200,000           -0-           -0-             -0-

Westminister Investments (C)             9%           150,000           -0-           -0-             -0-

Ryan Moore Trust (C)                     9%            25,000           -0-           -0-             -0-

James B. Moore Trust (C)                 9%            25,000           -0-           -0-             -0-

Other                               Various            36,595           -0-        25,000             -0-

ITG Vegas, Inc.:
------------------------------------
PDS Gaming (D)                          10%           277,625     2,456,213       401,340       2,448,660

Maritime Services, Corp. (E)             9%           166,156           -0-       410,187             -0-

International Game Technology (F)        8%           221,297        59,568       221,296         190,621

Others                              Various            35,009        33,540        32,656          44,151

Garden State Park:
------------------------------------
Service America Corporation (G)          6%           160,000           -0-       160,000             -0-
                                                  ------------  ------------- -------------   ------------
                 Totals                          $  2,333,948  $  2,549,321  $  1,446,643    $  2,683,432

 Net Liabilities of Discontinued
  Operations - Long Term                             (160,000)          -0-      (160,000)            -0-

 Related Party Notes                                 (496,164)          -0-      (196,164)            -0-
                                                  ------------  ------------- -------------   ------------
Totals                                           $  1,677,784  $   2,549,321 $  1,090,479    $  2,683,432
                                                  ============  ============= =============   ============

     (A) On December 9, 2005,  the Company  executed and  delivered a promissory note in the original principal amount of $541,102 to PDS Gaming. The proceeds of the note were used to make several December

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9, 2005 interest payments due on the PDS Transactions. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $20 million at which time the interest rate will be reduced to 15%

     (B) On March 1, 2003, we issued a promissory note for a line of credit bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at June 30, 2005 was $159,164 and accrued interest was $29,052. On September 19, 2005 Mr. Murray lent an additional $300,000 to the Parent Company. At December 31, 2005 the outstanding balance on the line of credit was $459,164 and accrued interest was $32,306. In fiscal 2003 and fiscal 2005, we issued promissory notes for $24,000 and $13,000 respectively, bearing interest at 12% to William H. Warner, Secretary of the Company. The outstanding balance is due on demand. The proceeds from both notes were used for working capital.

     (C) On November 9, 2005, we borrowed $400,000 from four (4) private parties and agreed to issue our promissory notes evidencing the loans. In consideration of the loans we also agreed to issue 3-year warrants to purchase 100,000 shares, in the aggregate of our common stock, exercisable at $2.50 per share. The loans, bearing interest at 9% per year, and the principal were due on December 9, 2005. The terms of the note required the Company to issue penalty warrants on December 9, 2005 to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share. If the notes are not paid by the 9th day of each month thereafter, we are required to issue additional penalty warrants to purchase 200,000 shares of common stock at the lesser of $2.50 per share or the then current market price per share for each month begining January 9, 2006 until these notes are paid. Proceeds of the loans were used to pay interest then due on our secured indebtedness for borrowed money to PDS Gaming Corporation.

     (D) On January 5, 2005, the Company and its subsidiary, Royal Star Entertainment, LLC ("RSE"), executed and delivered a promissory note in the original principal amount of $2,850,000 (the "Note"). The Note is secured by RSE's Preferred Ship Mortgage. The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375, or 2.75% of the principal amount of the Note. The proceeds of the Loan were used to make improvements to the vessel Royal Star or to the vessel Big Easy. The Note was originally due on January 17, 2006, however, the PDS re-financing completed on June 30, 2005 extended the terms of this note to July 1, 2009. The interest rate is 10% until January 19, 2006 at which time the interest rate will be increased to 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $17 million at which time the interest rate will be reduced to 15%.

     (E) On May 20, 2005, the Company's wholly owned subsidiary, ITG Palm Beach, LLC ("ITGPB"), together with an affiliate, Palm Beach Empress, Inc. ("PBE") issued a seven month promissory note in the amount of $569,482 bearing interest at 9% to Maritime Services, Corp. for drydock retrofit services performed on the Big Easy. A payment of $83,813 was due and paid on June 1, 2005, five (5) consecutive monthly installments of $83,813 were to be paid on the balance with a final Payment of $84,216 due on December 1, 2005. At December 31, 2005, the principal balance on the Maritime Services, Corp. note was $166,156.

     (F) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. In March 2005, ITG Vegas, Inc. issued an additional thirty month promissory note in the amount of $387,463 bearing interest at 8.15% to International Game Technology for the purchase of fully reconditioned gaming equipment. Thirty consecutive monthly installments of $14,319.49 are to be paid on the balance. At December 31, 2005, the principal balance on the two notes to International Game Technology was $280,865 of which $221,297 was classified as short term and the balance of $59,568 was classified as long term.

     (G) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company is continuing to negotiate new terms under this note and if unsuccessful the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $34,800 as of December 31, 2005.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) PURCHASE OF M/V ROYAL STAR

     During the quarter ended December 31, 2003 our subsidiary, Royal Star Entertainment, LLC, a Delaware limited liability company, purchased the vessel M/V Royal Star ("Royal Star"). As of December 31, 2005 the Company has capitalized $3,007,216 for the purchase and improvements and for legal and professional fees in connection with the vessel and has expensed an additional approximately $546,000 for administrative start-up costs from the date of its purchase. The Royal Star is a 232 foot vessel, built in 1985 and operates under the flag of St. Vincent and Grenadines. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. Depreciation will not be computed on the Royal Star until it is placed in service.

(16) RELATED PARTY DEBT

     The following schedule represents related party debt (See Note 25 - Related Party Transactions):

                                                                  December 31, 2005           June 30, 2005
                                                              -------------------------   ------------------------
                                                              Short-Term     Long-Term     Short-Term    Long-Term
                                                              -----------    ----------   ------------   ---------
Advances from OC Realty (Francis W. Murray  ownership)     $         -0-  $        -0-   $ 2,800,964    $     -0-

Accrued Wages due to and Advances from Francis W. Murray         478,611           -0-       182,307           -0-

Advances from Palm Beach Maritime Corp. (Francis W. Murray
ownership)                                                           -0-        95,685           -0-        98,099
                                                              -----------    ----------   ------------   ---------
         Total Long Term Debt - Related Parties            $     478,611  $     95,685   $ 2,983,271    $   98,099
                                                              ===========    ==========   ============   =========

(17) INCOME TAX EXPENSE

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

     During the year ended June 30, 2005, the Company recognized $4 million of extraordinary income. Federal and state income taxes were not recognized on the income because the Company has Net Operating Loss deductions to offset any federal taxes accrued. Additionally, this income was reported in the Company's state income tax return in a prior year and the extraordinary item amount was offset by state net operating loss carryforwards.

     At December 31, 2005 the Company has available net operating loss carryforwards aggregating approximately $11,900,000, which can be used to offset future federal taxable income. These unused net operating losses expire 2006 through 2026. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $41,650,000 has been offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

     Components of deferred tax assets as of December 31, 2005 and June 30, 2005 are as follows:

                                           December 31, 2005       June 30, 2005
                                           -----------------     ---------------
    Non Current:

       Net operating loss carryforward  $        41,650,000  $       38,955,000

       Valuation allowance                      (41,650,000)        (38,955,000)
                                           -----------------     ---------------
       Net deferred tax asset           $                 0  $                0
                                           =================     ===============

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In accordance with Section 382 of the Internal Revenue Code, as amended, certain amounts of the net operating loss carryforward may be limited due to possible changes in the Company's stock ownership. In addition, the sale of Common Stock by the Company to raise additional operating funds, if necessary, could limit the utilization of the otherwise available net operating loss carryforwards. The grant and/or exercise of stock options by others would also impact the number of shares which could be sold by the Company or by significant stockholders without affecting the net operating loss carryforwards.

         The Company has the following carryforwards to offset future taxable income at December 31, 2005:

         Net Operating Loss                     Year End
           Carryforwards                    Expiration Dates
         ------------------                 ----------------
      $          9,000,000                      12/31/2006

                21,600,000                      12/31/2007

                 5,280,000                      12/31/2008

                 5,600,000                      12/31/2009

                                                12/31/2010
                77,520,000                  through 12/31/2026
         ------------------

      $        119,000,000
         ==================

(18) COMMITMENTS AND CONTINGENCIES

     See Note 4 for additional commitments and contingencies with respect to the PDS Transactions.

     See Notes 16 and 25 for additional commitments and contingencies of the Company and transactions with related parties.

     See Note 27 with respect to events and developments after December 31, 2005.

     During the period September, 2004 to March, 2005 the Big Easy had been undergoing retrofit and improvements and we had originally expected to place the Big Easy in service during the quarter ended March 31, 2005. Cost overruns and delays in having the vessel released from Dry Dock and in obtaining vessel certifications from the US Coast Guard have adversely affected the working capital of the Company. The result has been about $1 million per month in unexpected costs and expenses from April 1, 2005 to November 15, 2005, which has contributed to the increase in our negative working capital. On October 11, 2005, we received certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. Although the Alternative Compliance Program certification procedure is less complex and time consuming than regular Coast Guard certification, it was nevertheless a rigorous process involving the jurisdiction of at least four separate departments of the United States Coast Guard and the ship's classification society, Lloyd's Register. As indicated by the table at the end of this footnote, our debt service requirements have increased significantly with the PDS financing due to the increase in amounts of debt and rates involved. The increase in the amount is attributed in part to the arrangement for procurement and refurbishment for the Big Easy. On February 1, 2006 we suspended operations of the Big Easy. We are currently exploring our options for the vessel (see Note 27A).

     On June 30, 2005, the Company, together with its subsidiaries, ITG Vegas, Inc. ("ITGV"), ITG Palm Beach, LLC ("ITGPB"), International Thoroughbred Gaming Development Corporation ("ITGD"), Riveria Beach Entertainment, LLC ("RBE") and Royal Star Entertainment, LLC ("RSE"), entered into a Loan and Security Agreement with PDS as lender, pursuant to which ITGV, RBE, RSE and ITGPB (collectively, the "Borrowers"), borrowed $29,313,889 to refinance the approximately $27 million in existing debts (whether in the form of loans, ship leases or ship charters) to PDS, with approximately $2.3 million of add-on financing being provided. The maturity of all of the new indebtedness will be July 1, 2009. The Company, ITGD, PBMC and PBE are guaranteeing the obligations of the Borrowers. Monthly payments of approximately $1.1 million will be required to fund the debt service on the new refinanced debt. (See Note 4)

     On July 13, 2005, the Company entered into an Advisory Agreement dated as of June 30, 2005, and an amendment thereto dated as of July 12, 2005, with MBC Global, LLC, pursuant to which the Company retained the services of MBC Global as financial advisor on a non-exclusive basis. The Advisory Agreement has a

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


minimum term of two (2) years, and requires the Company to pay a consulting fee of $10,000 per month to MBC Global, a merger and acquisition fee of 2% of the purchase price upon closing of a merger or acquisition transaction with a target introduced by MBC Global, and an advisory fee upon closing of a financing transaction with a source introduced by MBC Global equal to 7% of the gross proceeds in the case of an equity transaction, 3% of the gross proceeds in the case of any mezzanine debt, and 1% of the gross proceeds in the case of any senior debt. MBC Global agreed to reduce its compensation in connection with the sale of our Series B Preferred Stock to 5% of the gross proceeds of such sales to investors introduced by MBC Global.

     As additional compensation to MBC Global, we agreed to issue three (3) stock purchase warrants to MBC Global, one for the purchase of up to 88,500 shares of the Company's common stock at $2.50 per share, a second warrant for the purchase of up to 59,000 shares of the Company's common stock at $3.50 per share, and a third warrant for the purchase of up to an additional 88,500 shares of the Company's common stock at $4.50 per share. All three stock purchase warrants will have a term of four (4) years. In connection with the Advisory Agreement and such warrants, the Company entered into a Registration Rights Agreement with MBC Global pursuant to which the Company filed a Registration Statement, Form S-1 on December 30, 2005, under the Securities Act of 1933, as amended, covering the resale of shares of common stock purchasable under such MBC Global warrants, and to use its best efforts to cause such Registration Statement to be declared effective.

     Our vessels are subject to the provisions of the International Convention on Safety of Life at Sea as Amended ("SOLAS 74"), which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service. The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards. The Amendments are applicable to all passenger ships engaged in international service, including retroactively those ships such as the Palm Beach Princess that were built prior to 1980. Under the terms of the Amendments, full compliance by older ships with SOLAS 74 standards is to be phased in and implemented over the years and completed no later than October 1, 2010. The Palm Beach Princess, in compliance with the SOLAS 74 requirements to date, has previously completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments, most notably being requirements that no combustible material be used in ships' structures and that certain other interior structure and space standards be met. The precise nature and scope of necessary work will be determined in conjunction with the ship's classification society, Det norske Veritas. To accomplish such work may entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost. The Bareboat Charter and Option to Purchase Agreement for the Palm Beach Princess permits us to purchase the vessel for $17.5 million at the end of the charter period on July 1, 2009. We will be allowed credits for the payments made on the PDS lease of $14 million, provided such payments are made, and credits of up to $7.2 million against the purchase of the Palm Beach Princess. (However, use of the $7.2 million as a credit toward the Palm Beach Princess purchase would decrease the credits allowed for the purchase of the Big Easy since the $7.2 million credit can be used for the purchase of either vessel) (See Note 4A) We will need to make a determination if it will be economically feasible to purchase the Palm Beach Princess at the end of the charter period considering the costs which may be involved in readying the vessel for "SOLAS" requirements.

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be approximately $750,000. However, we now estimate that the total cost of clean up to be approximately $830,000 including costs we have already spent according to the environmental consulting firm handling this matter. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


treat" plan. The Company has made payments of approximately $617,000 during prior fiscal years 2000, 2001 and 2002. As of December 31, 2005 we have accrued $211,000 for the additional work. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. The Company will not receive any insurance reimbursement for our costs of this remediation project.

The following table summarizes commitments on non-cancelable contracts and leases as of December 31, 2005.

                                             Twelve Month Period Ended December 31,
                              ----------------------------------------------------------------------    There-
                                  2006           2007            2008           2009         2010        after         Total
                              -------------  --------------  -------------  -------------  ----------  -----------   ------------
Capital Leases:

    P.B. Princess -
     Principal & Interest     $  2,742,340  $    4,701,154   $  4,701,154   $  8,272,650   $       -  $         -  $  20,417,298

       Bare Boat Charter -
        Related Party              960,000         960,000        960,000        560,000           -            -      3,440,000

    Big Easy -
     Principal & Interest        2,683,479       4,551,698      4,481,924      8,011,470           -            -     19,728,571

       Bare Boat Charter -
        Related Party            1,200,000       1,200,000      1,200,000        700,000           -            -      4,300,000

Notes and Mortgages:

    Principal & Interest         2,571,251       1,136,800      1,009,180      1,692,438           -            -      6,409,669

    Interest Only                  137,454               -              -              -           -            -        137,454

Deferred Interest Payments         600,000         600,000        600,000        200,000           -            -      2,000,000

Operating Leases:

    Casino Equipment             2,613,300       2,425,294        681,820                                              5,720,414

    Administrative & Office        397,321         163,051         40,896          2,028       1,859                     605,155

Purchase Obligations               685,117         128,875         61,006         61,006      61,006      177,933      1,174,943
                              -------------  --------------  -------------  -------------  ----------  -----------   ------------
Total                         $ 14,590,262  $   15,866,872   $ 13,735,980   $ 19,499,592   $  62,865  $   177,933  $  63,933,504
                              =============  ==============  =============  =============  ==========  ===========   ============

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

     Our subsidiary, ITG Vegas, Inc., successor by merger to Palm Beach Princess, Inc., initiated proceedings under Chapter 11 of the Bankruptcy Code on January 3, 2003. Such Chapter 11 case was closed on July 17, 2004. (See Note 6)

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2005, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we recorded a $10.5 million impairment loss during the fiscal year ended June 30, 2004 and 2005 to reflect the estimated current market value of this note. (See Note 7-B)

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(20) RETIREMENT PLANS

     ITG Vegas maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering full time employees (approximately 265) who had completed one year of service. Our parent company adopted the ITG Vegas 401 (k) plan during the fiscal year 2005.

     In connection with the bareboat charter agreement, all of the employees of our ITG Vegas subsidiary which operates the Palm Beach Princess were paid by PBMC until January 1, 2004 when they were transferred to ITG Vegas. We reimbursed PBMC for all of the employee costs incurred, including the costs associated with the PBMC's 401(k) plan that covered those employees. As a result of the Chapter 11 bankruptcy cases filed in January 2003, the seven executive and administrative employees of the parent company were also paid by PBMC from that date and were not eligible to participate in that plan. There may be operational errors in the administration of the plans concerning these employees, as a result of which the Company may have liabilities, the potential amount of which has not yet been determined. We have accrued $111,876 as of December 31, 2005 to cover all or part of this cost.

     Our expense recorded for the six months ended December 31, 2005, and the fiscal years ended June 30, 2005, 2004 and 2003 respectively, totaled $52,031, $141,305, $52,170 and $51,170 for the 401 (k) plan.

(21) STOCK-BASED COMPENSATION

     (A)  EMPLOYEE AND NON-EMPLOYEE OPTIONS

     In June, 2005, the Company's Board of Directors adopted and approved the 2005 Stock Option and Award Plan (the "2005 Plan"). The 2005 Plan permits the grant of options to purchase up to 1,300,000 shares of Common Stock at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 2005 Plan will terminate unless approved by the shareholders within one year of the Board's adoption. Under the 2005 Plan, in June 2005, the Board of Directors approved the grant of options, expiring in 10 years, to purchase 300,000 shares at $2.00 per share, and will vest at 20% per year for the first 5 years, subject to shareholder approval of the Plan.

     At the September 11, 2003 meeting of the Company's Board of Directors, the Board unanimously authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. Francis X. Murray, at $.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options would be granted or issued until the Bankruptcy Trustee was paid in full, at which time the Company would be authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. F.X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations. In June 2005 the Board of Directors authorized replacing the authorized but un-granted options to Mr. Murray with a cash payment of $.97 per option share which represented the difference between the original option price of $.50 and the closing sales price on June 26, 2005 of $1.47

     At a meeting of the Board of Directors of the Company held on June 29, 2004 the board authorized compensating Francis W. Murray for tax consequences he would incur as a result of the PDS Transactions. The amount and form of such compensation was to be determined by the full board of directors when data as to such tax consequences became available. At its meeting on June 27, 2005 the Board of Directors determined that the tax effect of the transaction to Mr. Murray totaled $1,064,500 and that he should be compensated in that regard by granting him an option to purchase 724,143 shares at an exercise price of $2 per share. The number of option shares was determined by dividing the $1,064,500 by the closing stock price on June 26, 2005 of $1.47.

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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Mr. ReDavid and Mr. Quigley with a cash payment of $.97 per option share which represented the difference between the original option price of $.50 and the closing sales price on June 26, 2005 of $1.47.

     Also at the November 18, 2003 meeting of the Board, the Board authorized the future grant of shares of common stock to each of Mr. Francis W. Murray and Mr. Robert J. Quigley as compensation in lieu of their respective deferred salaries upon their election if they continued to defer payment of their deferred salary existing on November 18, 2003. Mr. Murray and Mr. Quigley's deferred salary since January 3, 2003 amounted to $344,865 and $36,669, respectively, as of November 18, 2003. The Board also authorized payment of the unpaid principal of a $24,000 loan to the Company by Mr. William H. Warner, the Company's Secretary, in the form of a future grant of shares. The Company will pay the unpaid loan principal to Mr. Warner in shares of common stock, valued for such purpose at $.50 per share provided that he agrees to accept such shares (valued at $.50 per share) in payment of a portion, specified by the grantee, of the Company's obligation to him. In the quarter ended September 30, 2004, Mr. Murray and Mr. Quigley elected to take their then deferred salary in the form of shares.

     At December 31, 2005, total options outstanding were 2,360,643 and 2,180,643 of these options were exercisable.

The following table contains information on stock options for options granted for the three year period ended June 30, 2005 and the six months ended December 31, 2005:

                                                              Stock Options
                                             ----------------------------------------------
                                                               Exercise          Weighted
                                               Number          Price Range       Average
                                               of Shares       Per Share         Price
                                             -----------    -----------------  ------------
     Outstanding at June 30, 2003 and 2004     3,336,500       $0.269 - $5.00    $1.59

     Exercised during the fiscal year
     ended  June 30,  2005                    (2,000,000)      $0.269            $0.269

     Options granted to employees during
     the fiscal year ended June 30, 2005       1,024,143       $2.00             $2.00
                                             -----------
     Outstanding at December 31, 2005
     and June 30, 2005                         2,360,643       $0.269 - $5.00    $2.89
                                             ===========

                                                               Exercise          Weighted
                                                               Price Range       Average
                                             Option Shares     Per Share         Price
                                             -------------- ------------------ -----------
   Exercisable at June 30:

   2003                                        3,336,500       $ 0.269 - $5.00   $1.59
                                             -------------- ------------------ ---------
   2004                                        3,336,500       $ 0.269 - $5.00   $1.59
                                             -------------- ------------------ ---------
   2005                                        2,120,643       $ 0.269 - $5.00   $2.99
                                             -------------- ------------------ ---------
   Exercisable at December 31, 2005            2,180,643       $ 0.269 - $5.00   $2.96

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about stock options outstanding at December 31, 2005:

                                               Ranges                      Total
                              --------------------------------------   ------------
Range of exercise prices       $0.27 - 2.00  $4.00 - 4.625      $5.00   $0.27 - 5.00
                               ------------  -------------      -----   ------------
Outstanding options:
-------------------
   Number outstanding at
    December 31, 2005             1,310,643        750,000    300,000      2,360,643
                              ---------------------------------------  -------------
   Weighted average remaining
    contractual life (years)           7.91           0.30       1.00           4.61
                              ---------------------------------------  -------------
   Weighted average
    exercise price                     1.66           4.19       5.00           2.89
                              ---------------------------------------  -------------
Exercisable options:
-------------------
   Number outstanding at
    December 31, 2005             1,130,643        750,000    300,000      2,180,643
                              ---------------------------------------  -------------
   Weighted average
    exercise price                     1.61           4.19       5.00           2.96
                              ---------------------------------------  -------------

     For our fiscal year ended June 30, 2005 and prior to that date we account for stock option grants using the intrinsic-value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under the intrinsic-value method, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement, as amended by the SEC is effective for our six month period ended December 31, 2005. We did not issue any options to employees during the six months ended December 31, 2005, thus there is no effect on our earnings due to this change.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the revised SFAS No. 123 (R ) during the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003.

                                                     Years Ended June 30,
                                          --------------------------------------
                                              2005          2004        2003
                                          -----------   ------------  ----------
Net Income (Loss): As Reported          $  (1,900,035) $ (6,800,030) $ 5,233,826
                                          -----------   ------------  ----------
Pro Forma Net Income (Loss):
 Basic and Diluted                      $  (2,851,101) $ (6,800,030) $ 5,233,826
                                          -----------   ------------  ----------
Net Income (Loss) Per Share:
 As Reported                            $       (0.18) $      (0.86) $      0.54
                                          -----------   ------------  ----------
Pro Forma Net Income (Loss) Per Share:
 Basic and Diluted                      $       (0.28) $      (0.86) $      0.54


     (B)  WARRANTS

     Warrants have been granted to acquire Common Stock at various prices above the fair market value at the date of grant. The following table contains information on warrants for the three and one half year period ended December 31, 2005. The warrants currently outstanding expire at various times between April 23, 2006 and December 31, 2008. The fair value of warrants issued were accounted for as financing expense

     In connection with the Series B Preferred Stock issued during the six months ended December 31, 2005 the Company granted 600,000 warrants to holders of the Preferred Stock to purchase 600,000 shares of Common Stock at $3.25 per share, and we granted 236,000 warrants to MBC Global, our investment advisor, to purchase 236,000 shares of Common Stock at prices that range from $2.50 to $4.50.

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In November, 2005 we issued 200,000 warrants to various parties involved with loaning the Company $400,000. These warrants permit the purchase of 200,000 Common shares at $2.50 per share.

                                                        Warrants
                                       -----------------------------------------
                                                      Exercise          Weighted
                                        Number        Price Range       Average
                                        of Shares     Per Share         Price
                                       ----------  -----------------   ---------
Outstanding at  June 30, 2003             710,000   $2.50 - $4.00       $3.08

Expired During Fiscal 2004               (435,000)  $2.50               $2.50
                                       ----------
Outstanding at June 30, 2004 and 2005     275,000   $4.00               $4.00
(expiring April 23, 2006)

Issued during the six month period to
non-employees Outstanding at
December 31, 2005                       1,036,000   $2.50 - $4.50       $3.16
                                       ----------
Outstanding at December 31, 2005        1,311,000                       $3.34
                                       ==========

(22) EXTRAORDINARY ITEM

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

(23) TREASURY SHARES

     As of July 1, 2004, we held 3,678,146 shares of Treasury Stock. On July 28, 2004 Mr. Francis W. Murray exercised his option to purchase 2 million shares of our Common Stock at an exercise price of $0.26875 per share. The Company issued 2 million shares of Treasury stock it held in exchange for proceeds of $537,500. Also on July 28, 2004 the Company issued 689,730 Treasury shares to Mr. Murray in payment of the deferred salary of $344,865 we owed to him for the period from January 3, 2003 to November 18, 2003. On August 31, 2004 the Company issued 73,339 Treasury shares to Robert Quigley in payment of the deferred salary of $36,670 we owed to him for the period from January 3, 2003 to November 18, 2003. As of December 31, 2005 there were 915,077 shares of Treasury Stock held by the Company.

(24) EXECUTIVE COMPENSATION

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

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(25) RELATED PARTY TRANSACTIONS

     See  Footnote  4  for  related   party   transactions   regarding  the  PDS
Transaction.

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. In Fiscal 2003, the limited partnership's indebtedness to us, including principal of $735,584 and accrued interest, in the amount of $193,957 was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis W. Murray and which owns the second real estate project (Ocean Club) described below. Such indebtedness was due December 31, 2004, but was extended by the Board of Directors to December 31, 2007, and bears an interest rate of 6% and is now scheduled to be paid upon the completion of the Ocean Club. These balances are shown in the "Deposits and Other Assets - Related Parties" section of the Balance Sheet (see Footnote 9 (B)).

     In the second project, Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. As of December 31,2005, we had lent $2,034,405 in total to the project and we have accrued interest in the amount of $1,383,233 on the loan. These balances are shown in the "Deposits and Other Assets - Related Parties" section of the Balance Sheet (see Footnote 9(B)). These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Reality based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's condominium units will be adequate to meet its obligations and provide sufficient return to OC Realty with which to pay OC Realty's debt to us.

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

     From time to time Francis W. Murray has advanced funds to the Company to meet its operating expenses. During our quarter which ended June 30, 2005, Mr. Murray or companies owned or controlled by him made advances to the Company in the amount of approximately $2,150,000 to fund the Company's working capital needs. Additionally, the Company has deferred making salary payments to Mr. Murray and payments to his companies, the majority of which were during the last quarter, for charter hire fees on the Palm Beach Princess and Big Easy vessels. As of September 30, 2005, the total advances and deferred payments due him were

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$3,277,000. On December 29, 2005 Mr. Murray purchased 204,966 shares of Series B Preferred Stock at a cost of $3,074,490. These shares were paid for by offsetting advances made to the Company by Mr. Murray. No interest expense was accrued for the period of time from the advances by Mr. Murray until shortly afterward when he converted the advances into equity of the Company.

     During the fiscal year ended June 30, 2005, the Company re-entered the equine business. In addition to the purchase of horses from outside parties, the Company purchased horses from Francis W. Murray at prices which were to be determined by an appraisal of their values. On December 31, 2005 we liquidated our stock of horses. On that date we transferred our entire stock of horses to Francis W. Murray. The horses originally purchased from Mr. Murray were returned to him since the Company never paid him for our purchase and the horses the Company purchased from outside parties were sold to Mr. Murray for our original cost. Payment was made by Mr. Murray by offsetting $328,000 in amounts he had previously loaned the Company.

     On September 19, 2005, Francis X. Murray, Vice President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO loaned the Company an additional $300,000 which amount is due on demand and bears interest at 8%. These amounts were re-paid to Mr. Murray subsequent to December 31, 2005.

     The Company employs Tanuja Murray, daughter-in-law of Francis W. Murray. Mrs. Murray holds a law degree and is acting in the capacity of assistant to the Chairman involving the Company's exploration of gaming related business opportunities, and until December 31, 2005 the Company's horse related business. Mrs. Murray earns $60,000 per year in addition to the regular employee benefits paid by the Company.

(26) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited, but in our opinion includes all necessary adjustments for a fair presentation of the interim results:



                                            Six Months Ended December 31, 2005
                                           -------------------------------------
                                              2nd Quarter      1st Quarter
                                              -----------      -----------
  Revenues                                 $    6,585,583   $    7,391,067

  Net(Loss)                                $   (8,110,852)  $   (4,122,130)

  Net(Loss) Per Share - Basic and Diluted  $        (0.76)  $        (0.40)

                                           ----------------------------------------------------------------
                                                               Year Ended June 30, 2005
                                           ----------------------------------------------------------------
                                              4th Quarter      3rd Quarter      2nd Quarter     1st Quarter
                                              -----------      -----------      -----------     -----------
  Revenues                                 $    8,598,946   $   10,280,985    $   7,514,993   $   6,378,322

  Income(Loss) before Extraordinary Item   $   (4,065,430)  $      649,117    $    (506,363)  $  (1,977,360)

  Extraordinary Item                       $      440,000   $            -    $           -   $   3,560,000

  Net Income(Loss)                         $   (3,625,430)  $      649,117    $    (506,363)  $   1,582,640

  Net Basic Income(Loss) per Share:
  --------------------------------
  Income(Loss) before Extraordinary Item   $        (0.38)  $         0.06    $       (0.06)  $       (0.19)

  Extraordinary Item                       $         0.04   $            -                -            0.35

  Net Income(Loss)                         $        (0.34)  $         0.06    $       (0.06)  $        0.16

  Net Diluted Income(Loss) per Share:
  ----------------------------------
  Income(Loss) before Extraordinary Item   $        (0.37)  $         0.06    $       (0.06)  $       (0.22)

  Extraordinary Item                       $         0.04   $            -                -   $        0.37

  Net Income(Loss)                         $        (0.33)  $         0.06    $       (0.06)  $        0.15

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           ----------------------------------------------------------------
                                                               Year Ended June 30, 2004
                                           ----------------------------------------------------------------
                                              4th Quarter      3rd Quarter      2nd Quarter     1st Quarter
                                              -----------      -----------      -----------     -----------
  Revenues                                 $    8,689,364   $    9,697,707    $   7,000,011  $    7,575,157

  Net Income(Loss)                         $   (9,787,182)  $    1,765,056    $     363,036  $      859,060

  Net Income(Loss) Per Share - Basic       $        (1.24)  $         0.23    $        0.05  $         0.10

  Net Income(Loss) Per Share - Diluted     $        (1.24)  $         0.17    $        0.04  $         0.10


(27) SUBSEQUENT EVENTS

     (A)  Suspension of the Big Easy Operation

     On February 1, 2006 we indefinitely suspended operations of the vessel the "Big Easy" until further notice and released the Big Easy employees. The Company had requested an extension from the United States Coast Guard to complete the installation of bulkhead insulation on-board the vessel because the contractor doing the work was unavailable until mid-February 2006. However, the Coast Guard denied the request. As a result the Coast Guard has removed the vessel's Certificate of Inspection until the installation is completed. In order to re-commence operations we will be required to complete the installation of a bulkhead insulation on-board the vessel. We expect that work to be completed by May 31. 2006 .

     The vessel passed Coast Guard approval to operate on October 11, 2005, but because of the continuing effects of hurricane Wilma, inclement weather and rough seas, mechanical problems and our inability to meet the minimum employee counts per Coast Guard regulations, we did not begin operations until mid November. On February 1, 2006 we indefinitely suspended operations of the Big Easy after two and one half months of operations. On that date the Coast Guard had denied our request for an extension to complete certain work and the Coast Guard rescinded our Certificate of Inspection until the work was completed. The Coast Guard's decision, coupled with an inadequate number of on-board personnel due to the Coast Guard administrative delays in licensing our personnel, was the latest in a series of unforeseen business circumstances which had limited management's ability to introduce the Big Easy to the market and necessitated the suspension of Big Easy commercial cruise operations indefinitely. We intend to explore all of our options including changing the Big Easy from a U.S. to a foreign flag vessel which would require less administrative dependency on the U.S. Coast Guard. Relocation of the Big Easy to a new domestic or foreign port are being explored.

     (B)  Issuance of Additional Warrants

     In connection with our borrowing of $400,000 on November 9, 2005 we agreed to issue additional penalty warrants if the loan was not paid by January 9, 2006. On January 9th, through April 9th, 2006, we agreed to issue 200,000 warrants each month at a price of the lower of $2.50 or the market value on that date. We will be liable to issue 200,000 warrants for each additional month subsequent to April 9th that the loan is not paid. Our stock price on January 9th was $2.45; on February 9th was $1.50; on March 9th was $1.25, and on April 7th was $0.75.

     (C)  Forbearance Agreement

     On March 23, 2006, International Thoroughbred Breeders Inc, together with certain of its subsidiaries (the Company) and certain companies owned or controlled by Francis W. Murray, our CEO, (all being the same companies which entered into the Loan and Security Agreement with PDS Gaming Corporation and certain of its subsidiaries on June 30, 2005) entered into a Forbearance Agreement effective March 22,2006 with PDS Gaming Corporation. Under the Agreement the Lender has agreed not to enforce its rights and remedies against the Borrower's due to their being in default on several loan covenants and payment obligations. The Agreement will permit the Company to defer the payments on our loan and equipment lease payments until June 1, 2006. However, an interest only payment on the loan in the amount of $572,400 will be due May 1, 2006, along with an equipment lease payment of $113,500. During the forbearance period interest on the balance outstanding under the loans and equipment leases of $33,159,220 will be increased by one-half of one percent (0.5%), or $165,796. Additionally, the Company will pay the lenders a fee of $331,592 (1% of the outstanding amount) which fee is

           INTERNATIONAL THOROUGHBRED BREEDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


deferred until the sale of refinance of collateral or final maturity which ever occurs first, and costs and expenses of approximately $150,000.

     Under the Agreement, upstream payments to the parent company will be permitted in the amount of $25,000 per week provided there is no event of Forbearance Default.

     Under the Forbearance Agreement the EBITDA requirements will be waived until the 12 month period ending July 2, 2006 at which time the Company must meet an EBITDA requirement of $11,100,000. Additionally, if the EBITDA is under $17 million the interest rate will be approximately 20% on the debt.

     We have also agreed to deliver the Second Cherry Hill Note to the lender as additional collateral. This note has a face value of approximately $35 million but is recorded on our books for $4.3 million.

     During the Forbearance Period the lender has agreed to discuss amendments to each of the Loan Documents with the credit parties, in the lender's discretion.

     After the forbearance period payments of interest and principal of approximately $1.1 millin will be due each month. During the forbearance period the Company is to use its best efforts to sell or refinance the Big Easy Vessel and reduce the loan balance with the proceeds from such a transaction. We do not expect to be able to make the June 1, 2006 payment if such a transaction is not completed or if future terms are not re-negotiated.


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

     There have not been any significant changes that occurred during the six months ended December 31, 2005 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information

     Not applicable

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below is certain information regarding our directors and executive officers:


Name                        Age      Position

Francis W. Murray             65     Chairman of the Board, President,
                                     Chief Executive Officer and
                                     Chief Financial Officer
James J. Murray               67     Director
Walter ReDavid                80     Director
Robert J. Quigley             76     Director
William H. Warner             61     Secretary
Francis X. Murray             40     Vice President of ITG Vegas
                                     (surviving company of merger of
                                     Palm Beach Princess, Inc. And ITG Vegas)
--------------------------------------------------------------------------------

     Set forth below is certain biographical information with respect to each director and other listed officers, including his principal occupation and employment during the past five years.

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

     Francis X. Murray. Mr. Murray, son of our Chairman and CEO, has, since April 2001, been Vice President of our ITG Vegas subsidiary (surviving company of the merger of Palm Beach Princess, Inc. and ITG Vegas) which operates the cruise ship M/V Palm Beach Princess and related offshore gaming business. He has also been President of Palm Beach Maritime Corporation (formerly MJQ Corporation) since May of 1`999, which corporation owns the M/V Palm Beach Princess and operated the cruise and offshore gaming business from May 1999 until chartering the vessel to Palm Beach Princess, Inc. in April, 2001. Prior thereto, Mr. Murray was President (January 1999 to May 1999) and Vice President and General Manager (February 1998 to January 1999) of Palm Beach Casino Line, a division of Leo Equity Group, Inc. which operated the vessel M/V Palm Beach Princess; and in 1997-98 was a consultant for Leo Equity Group, Inc.

Other Key Officers

Name                      Age  Position
-------------------------------------------------------------------------------
Christine E. Rice Newell  60   Assistant Treasurer and Controller of ITB and
                               Secretary/Treasurer of ITG Vegas, Inc.

Jerry Winters             46   Assistant Treasurer and CFO of ITG Vegas, Inc.

Stephen Flood             45   Vice President of Casino Operations,
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

Audit Commitee

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

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities. Based on our records and other information, we believe that all Section 16(a) filing requirements were met for calendar year 2005.

Involvement in Certain Legal Proceedings

     In February, 2002, Robert J. Quigley and William H. Warner, without admitting or denying the allegations, settled a cease and desist order instituted by the Securities and Exchange Commission relating to filings made in Fiscal 1997, which included findings by the Commission that Messrs. Quigley and Warner committed and caused violations of the reporting, record keeping and internal control provisions of the Securities Exchange Act of 1934 (the "Exchange Act") by causing the Company to improperly disclose and account for certain related party transactions involving the Company's former chief executive officer, Nunzio DeSantis. Without admitting or denying the Commission's findings, Mr. Quigley consented to the issuance of an order that he cease and desist from causing any violation or future violation of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder and from committing any violation and any future violation of Rule 13b2-2. Also without admitting or denying the Commission's findings, Mr. Warner consented to the issuance of an order that he cease and desist from causing any violation or future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder and from committing any violations and any future violations of Rules 13b2-1 and 13b2-2.

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

Item 11. Executive Compensation

     The following table sets forth the cash compensation as well as certain other compensation paid or accrued during the six months ended December 31, 2005 ("**") and the fiscal years ended ("FYE") June 30, 2005, 2004 and 2003 to the individuals who served as our chief executive officer during fiscal year 2005 and other executive officers of the Company who earned more than $100,000 during fiscal year 2005 (collectively, the "Named Executives"):

                                                                                  Long-Term
                                                                                Compensation
                                         Annual Compensation                      on Awards
                             -----------------------------------------  --------------------------------
                                                                        Securities     All
Name and                                                 Other Annual   Underlying     Other
Principal Position                   Salary      Bonus   Compensation   Options        Compensation
                             Year      ($)        ($)        ($)           (#)               ($)
                             ----   ----------  -------  -------------  ----------   -------------------
Francis W. Murray,     **    2005   197,500(1)    -0-        12,948(2)       -0-          -0-
President, Chief      FYE    2005   395,000       -0-        13,615        724,143       43,500(3)
Executive Officer     FYE    2004   395,000       -0-        17,701          -0-          -0-
and Chief Financial   FYE    2003   402,596       -0-        11,053          -0-         14,733
Officer

Francis X. Murray,     **    2005   155,442       -0-         6,068(2)       -0-            449(4)
Vice President of     FYE    2005   310,884     115,000      12,135         90,000       65,795(3)(5)
ITG Vegas, Inc.       FYE    2004   290,122      88,628      23,367          -0-          1,399
                      FYE    2003   301,154      88,628      11,647          -0-         21,137

William H. Warner,     **    2005    87,500       -0-         4,890(6)       -0-          3,345(7)
Secretary             FYE    2005   175,000(8)    -0-         9,780          -0-          3,775
                      FYE    2004   175,000       -0-         9,780          -0-          1,440
                      FYE    2003   171,635       -0-         9,780          -0-         10,717

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


Option Grants during the Six Months Ended December 31, 2005

     There were no stock options granted to the Named Executives during the six months ended December 31, 2005.

Aggregated Option Exercises during the Six Months Ended December 31, 2005

     The following table provides information with respect to the executive officers shown in the Summary Compensation Table concerning stock options exercised during the six months ended December 31, 2005 and the value of vested and unvested unexercised options held as of December 31, 2005.

                                            Number of Securities Underlying   Value of Unexercised
                                            Unexercised Options               In-the-Money Options
                                            at December 31, 2005 (#)          at December 31, 2005 ($)(1)
                   Shares        Value      -------------------------------   ----------------------------
                   Acquired on   Realized
Name               Exercise (#)    ($)      Exercisable       Unexercisable   Exercisable    Unexercisable
----               ------------    ---      -----------       -------------   -----------    -------------
Francis W. Murray         --           --    1,024,143                   0       441,727                0
William H. Warner         --           --       75,000                   0       175,594                0
Francis X. Murray         --           --       27,000              63,000        16,470           38,430

(1) The value of unexercised in-the-money options is based on the difference between the last reported sale price per share of common stock as reported on the Pink Sheets on December 31, 2005 ($2.61) and the exercise price of the options, multiplied by the number of options.

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

Compensation Committee Interlocks and Insider Participation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to the beneficial ownership, as of April 9, 2006, of each person who we knew to be the beneficial owner of more than 5% of our common stock. To the Company's knowledge, each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated. As of April 9, 2006 there were 11,367,487 shares of outstanding stock.

--------------------------------------------------------------------------------
                                                 Common Stock
                                                 ------------
Name and Address of         Amount and Nature of                 Percent Of
Beneficial Owner            Beneficial Ownership                 Class
----------------            --------------------                 ----------
Francis W. Murray                  7,782,498          (1) (4)    51.2%
211 Benigno Boulevard
Suite 210
Bellmawr, NJ 08031

PDS Gaming Corporation              800,000                      7%
6280 Annie Oakley Drive
Las Vegas, NV 89120

Frank A. Leo                        736,201           (2)        6%
44 Minnbrook Rd
Colts Neck, NJ 07722

MBC Global                          736,000           (3)        6%
269 Market Square
Lake Forest, IL 60045
--------------------------------------------------------------------------------
* except as footnoted, the number of shares treated as outstanding is equal to 11,367,487

(1) Includes 300,000 shares of common stock issuable upon the exercise of stock options at $5.00 per share, 724,143 shares of common stock issuable upon the exercises of stock options at $2.00 per share and 1,568,622 shares issuable upon conversion of Series B Preferred Stock.

(2)  Includes 200,000 shares purchasable under stock options at $0.50 per share.

(3)  Includes warrants exercisable at the following prices:

               #                Amount
            100,000          $   0.75
            100,000          $   1.25
            100,000          $   1.50
            100,000          $   2.45
            188,500          $   2.50
             59,000          $   3.50
             88,500          $   4.50
     ----------------------
            736,000
     ======================

(4) Based on conversion of all 500,000 shares of Series B Preferred Stock into 3,826,530 shares of common stock.

Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership, as of December 31, 2005, of (i) each director, (ii) the Named Executives and (iii) all of our directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.


Name of Beneficial Owner           Number of Shares       Percent of Class
--------------------------------   ----------------       ----------------
Francis W. Murray                      7,782,498    (1)(5)      51.2%
James J. Murray                             -                     -
Walter ReDavid                              -                     -
Robert J. Quigley                        179,169    (2)          1.6%
William H. Warner                        123,124    (3)          1.1%
Francis X. Murray                         90,000    (4)           .8%
All executive officers and
directors as a group (6 persons)       8,174,791    (5)         53.8%
--------------------------------   ----------------       ----------------
*except as  footnoted,  the number of shares  treated as  outstandin is equal to
 11,367,487

(1) Includes 1,024,143 shares issuable upon the exercise of stock options and 1,568,622 shares issued upon conversion of Series B Preferred Stock.
(2) Includes 100,000 shares of common stock issuabl upon the exercise of options. Includes 75,000 shares issuable upon the exercise of stock options and 48,000 shares issuable to Mr.Warner provided
(3) he agrees to accept such shares as payment of obligations due him by the Company.
(4) Consists of shares of common stock issuable upo the exercise of options at $2 per share.
(5) Based on conversion of 500,000 shares of Series B Preferred Stock into 3,826,530 of common stock.

Equity Compensation Plan Information

     The following table contains information on Equity Compensation Plans that have been and have not been approved by security holders at December 31, 2005:

                                                                     Number of securities
                                                                     remaining available for
                       Number of                                     future issuance under
                       Securities to be        Weighted average      equity compensation
                       issued upon exercise    exercise price of     plans (excluding
                       of outstanding options, outstanding options,  securities reflected in
                       warrants and rights     warrants and rights   column (a)
Plan Category                  (a)                     (b)                     (c)
---------------------- ----------------------- --------------------  -----------------------
Equity compensation
plans approved by
security holders                 -0-                    N/A                    N/A

Equity compensation
plans not approved by
security holders              3,719,643                 3.05                1,000,000
                       ----------------------- --------------------  -----------------------
Total                         3,719,643                 3.05                1,000,000
                       ======================= ====================  =======================

     Set forth below is a summary of the material terms of stock options granted by the Company which were not approved by the Company's security holders.

     During the fiscal year ended June 30, 2005 the Board of Directors awarded Mr. Francis W. Murray a non- qualified option to purchase 724,143 shares at $2.00 per share for compensation of tax consequences incurred by Mr. Murray as a result of the PDS Transactions and it awarded Francis X. Murray non-qualified options to purchase 30,000 shares at $2.00 per share as part of his employment contract extension and options to purchase 60,000 shares at $2.00 per share under the 2005 Stock Option and Award Plan it had adopted. The 2005 Stock Option and Award Plan is subject to shareholder approval which must be obtained prior to June 26, 2006. Additionally during the same fiscal year the Board of Directors approved the issuance options to purchase 210,000 shares also at $2.00 per share to various employees under the 2005 Stock Option and Award Plan, subject to stockholder approval which must be obtained prior to June 26, 2006.

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

     In Fiscal 1997, the Company granted a  non-qualified  stock option to Frank
A. Leo, its then chairman, to purchase 200,000 shares of Common Stock at $4.00 per share. In fiscal 2002, in connection with the agreement to purchase Mr. Leo's stock in Leo Equity Group, Inc., the Company agreed to reduce the purchase price for shares under Mr. Leo's stock option to $0.50 per share. Mr. Leo's option survived termination of his employment and expires December 20, 2006.

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

     In connection with the Series B Preferred Stock issued during the six months ended December 31, 2005 the Company granted 600,000 warrants to holders of the Preferred Stock to purchase 600,000 shares of Common Stock at $3.25 per share, and we granted 236,000 warrants to MBC Global, our investment advisor, to purchase 236,000 shares of Common Stock at prices that range from $2.50 to $4.50.

     In November, 2005 we issued 200,000 warrants to various parties involved with loaning the Company $400,000. These warrants permit the purchase of 200,000 Common shares at $2.50 per share.

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

Item 13. Certain Relationships and Related Transactions.

     As described in Item 1 of this Report ("Business - PDS Transactions"), beginning on July 7, 2004, we entered into Sub-Bareboat Charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Reference is made to the summaries of the PDS transactions set forth in
Item 1. Pursuant to our June 30, 2005 refinancing and restructuring (as loans) of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value as of January 12, 2004 and for fair market value (to be determined by appraisal) in the case of the Big Easy. The charters are treated as capital leases since, once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $6 million credit in the case of the

Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels, as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel, and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy which we paid, amounting to approximately $3 million, that can be applied to the purchase price of the Big Easy.

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

     From time to time Francis W. Murray has advanced funds to the Company to meet its operating expenses. During our quarter which ended June 30, 2005, Mr. Murray or companies owned or controlled by him made advances to the Company in the amount of approximately $2,150,000 to fund the Company's working capital needs. Additionally, the Company has deferred making salary payments to Mr. Murray and payments to his companies, the majority of which were during the last quarter, for charter hire fees on the Palm Beach Princess and Big Easy vessels. As of September 30, 2005, the total advances and deferred payments due him were $3,277,000. On December 29, 2005 Mr. Murray purchased 204,966 shares of Series B Preferred Stock at a cost of $3,074,490. These shares were paid for by offsetting advances made to the Company by Mr. Murray. No interest expense was accrued for the period of time from the advances by Mr. Murray until shortly afterward when he converted the advances into equity of the Company.

     During the fiscal year ended June 30, 2005, the Company re-entered the equine business. In addition to the purchase of horses from outside parties, the Company purchased horses from Francis W. Murray at prices which were to be determined by an appraisal of their values. On December 31, 2005 we liquidated our stock of horses. On that date we transferred our entire stock of horses to Francis W. Murray. The horses originally purchased from Mr. Murray were returned to him since the Company never paid him for our purchase and the horses the Company purchased from outside parties were sold to Mr. Murray for our original cost. Payment was made by Mr. Murray by offsetting $328,000 in amounts he had previously loaned the Company.

     In April of 2001, when we acquired (under a bareboat charter) the vessel operations of the entity now known as Palm Beach Maritime Corporation, we became obligated to honor employment contracts between Palm Beach Maritime Corporation and its employees. The Employment Agreement between ITGV and Francis X. Murray, the son of our CEO, Francis W. Murray automatically renews on January 1st of each fiscal year. Mr. F. X. Murray had been the president of Palm Beach Maritime Corporation and became vice president of our subsidiary, which is now ITG Vegas, Inc. The employment agreement with Mr. F.X. Murray (which had an initial term of three years which ended December 31, 2003) automatically renews for one-year terms on January 1 of each year unless previously terminated. The employment agreement with Mr. F.X. Murray provides for a base salary of $310,000 per year and an annual bonus of up to 25% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club, life insurance for the benefit of the executive's dependents in the amount of $1,000,000 and other expense benefits. In addition, the executive is eligible for awards of stock options outside of his employment agreement, and received in that respect options to purchase 90,000 shares of common stock on June 27, 2005, at an exercise price of $2.00 per share.

     Under Mr. F.X. Murray's employment agreement, if the Company terminates his employment other than for "cause", "death or disability", or if the executive terminates his employment for "good reason" following a "change of control" then in any such case the Company shall pay to the executive all amounts of base salary and bonus and shall maintain in effect all of his benefits, which otherwise would have become due through the end of the term of the agreement. If the executive's employment is terminated by the Company for "cause", or if the executive voluntarily terminates his employment other than for "good reason", then the Company shall have no further obligation other than to pay him his base salary through the effective date of termination and any other accrued compensation and benefits. If his employment terminates by reason if "disability" then the Company will pay, for the balance of the term of the contract, any difference between the amount of his base salary and any disability payments he may be entitled to receive under any Company-sponsored disability plan.

     We employ Tanuja Murray, daughter-in-law of Francis W. Murray. Mrs. Murray holds a law degree and is acting in the capacity of assistant to the Chairman involving the Company's exploration of gaming related business opportunities and until December 31, 2005 horse related business. Mrs. Murray earns $60,000 per year in addition to the regular employee benefits paid by the Company.

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


                                             Six Months Ended        Year Ended
                                            December 31, 2005       June 30,2005
                                           ------------------      ------------
Audit fees excluding audit related fees  $             53,480    $       56,059
Audit related fees                                          0                 0
                                           ------------------      ------------
Total audit and audit related fees                     53,480            56,059
Tax related fees (1)                                   17,000            15,111
All other fees (2)                                      3,463                 0
                                           ------------------      ------------
Total fees                               $             73,943    $       71,170
                                           ==================      ============

     (1) Tax fees include tax compliance, planning, research and return preparation services.
     (2)  All other fees consisted of fees for other accounting services.

Pre-Approved Policies and Procedures

     The December 31, 2005 and June 30, 2004 audit services provided by Stockton Bates LLP were approved by the Board of Directors as we do not currently have an audit committee. As we do not have an audit committee, we have not implemented any pre-approved policies and procedures related to the provision of audit and non-audit services.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report

     1.   Financial Statements.

          See index to Financial Statements at Item 8 on page 41 of this report.

     2.   Financial Statement Schedules.

 Schedule I
                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                    AS OF DECEMBER 31, 2005 AND JUNE 30, 2005

                                     ASSETS

                                                                              December 31,            June 30,
                                                                                  2005                 2005
                                                                           -------------------    ----------------
 CURRENT ASSETS:
         Cash and Cash Equivalents                                      $               2,005  $           52,411
         Prepaid Expenses                                                               1,037              70,458
         Other Current Assets                                                          86,746              70,283
                                                                           -------------------    ----------------
  TOTAL CURRENT ASSETS                                                  $              89,788  $          193,152
                                                                           -------------------    ----------------

 TOTAL EQUIPMENT - Net                                                                 83,539              89,298
                                                                           -------------------    ----------------

 OTHER ASSETS:
        Deposits and Other Assets - Non-Related                                       436,456             476,886
        Deposits and Other Assets - Related Parties                                 4,497,657           4,334,189
        Notes Receivable                                                           10,000,000          10,000,000
                                                                           -------------------    ----------------
               TOTAL OTHER ASSETS                                                  14,934,113          14,811,075
                                                                           -------------------    ----------------

 INVESTMENTS IN AND AMOUNTS DUE FROM WHOLLY OWNED SUBSIDIARIES                     14,374,107          16,307,507
                                                                           -------------------    ----------------

 TOTAL ASSETS                                                           $          29,481,547  $       31,401,032
                                                                           ===================    ================

                       LIBILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
        Accounts Payable                                                $             528,831  $          271,659
        Accrued Expenses                                                              930,622           1,063,447
        Short-Term Debt - Related Party                                               231,353             196,164
        Current Maturities of Long-Term Debt                                          977,698              25,000
        Current Advances & Wages - Related Parties                                          -             236,851
                                                                           -------------------    ----------------
 CURRENT LIABILITIES:                                                               2,668,504           1,793,121
                                                                           -------------------    ----------------

 LONG-TERM DEBT - Net of Current Portion                                              543,657              57,460
                                                                           -------------------    ----------------

 COMMITMENTS AND CONTINGENCIES                                                              -                   -

 STOCKHOLDERS' EQUITY:
        Series A Preferred Stock $100.00 Par Value                                 36,284,375          36,284,375
        Series B Preferred Stock $10.00 Par Value                                   5,000,000                   -
        Common Stock $2.00 Par Value                                               24,565,125          22,965,125
        Capital in Excess of Par                                                   22,462,582          20,112,328
        Retained Earnings (Deficit)                                               (61,585,158)        (49,352,173)
                                                                           -------------------    ----------------
             TOTAL                                                                 26,726,924          30,009,655
                                                                           -------------------    ----------------
        LESS:
            Treasury Stock                                                            457,538             457,538
            Deferred Compensation, Net                                                      -               1,666
                                                                           -------------------    ----------------
 STOCKHOLDERS' EQUITY:                                                             26,269,386          29,550,451
                                                                           -------------------    ----------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $          29,481,547  $       31,401,032
                                                                           ===================    ================

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                 FOR THE SIX MONTHS ENDED DECEMBER 30, 2005 AND
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                             STATEMENT OF OPERATIONS

                                                                                               June 30,
                                                               December 31,   -------------------------------------------
                                                                  2005            2005           2004            2003
                                                             --------------   ------------   ------------    ------------
                                                             --------------   ------------   ------------    ------------
 OPERATING COSTS AND EXPENSES:                            $      1,137,244  $   1,819,304  $   1,576,879  $    1,442,361
                                                             --------------   ------------   ------------    ------------

 OTHER INCOME (EXPENSE):
        Interest and Financing Expenses                           (446,562)      (276,169)      (995,388)       (263,983)
        Interest Expense Related Parties                            (9,505)       (12,909)       (15,873)         (4,186)
        Interest Income Related Parties                             14,811         29,496         63,270          72,777
        Other Income                                                     -             11         19,713              70
                                                             --------------   ------------   ------------    ------------
 OTHER INCOME (EXPENSE):                                          (441,256)      (259,571)      (928,278)       (195,322)
                                                             --------------   ------------   ------------    ------------

 INCOME (LOSS) BEFORE TAX PROVISION
 AND EXTRAORDINARY ITEM                                         (1,578,500)    (2,078,875)    (2,505,157)     (1,637,684)
         Income Tax Expense                                              -              -         76,500               -
                                                             --------------   ------------   ------------    ------------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                        (1,578,500)    (2,078,875)    (2,581,657)     (1,637,684)
 EXTRAORDINARY ITEM -  Fees charged to related
  parties for Master Settlement Agreement(Notes 15 & 21).                -      4,000,000              -               -
                                                             --------------   ------------   ------------    ------------

 INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS)
   OF SUBSIDIARIES                                              (1,578,500)     1,921,125     (2,581,657)     (1,637,684)
      Equity in Net Income (Loss) of Subsidiaries              (10,654,485)    (4,283,958)    (4,218,373)      6,871,510

                                                             --------------   ------------   ------------    ------------
 NET INCOME (LOSS)                                        $    (12,232,985) $  (2,362,833) $  (6,800,030) $    5,233,826
                                                             ==============   ============   ============    ============

                             STATEMENT OF CASH FLOWS

                                                             --------------   ------------   ------------    ------------
 CASH FLOWS (USED IN) OPERATING ACTIVITIES                      (1,307,186)    (1,651,553)    (2,505,776)       (873,302)
                                                             --------------   ------------   ------------    ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                                                -           (320)             -          (8,110)
     Loans made on Development Projects                                  -      2,600,749              -               -
     Deposits on Purchase of Additional Vessel                           -              -              -        (300,000)
     (Increase)Decrease in Other Investment Activity                   868         58,739        200,000        (109,126)
     (Increase)Decrease in Other Investment Activity-RP           (163,468)     1,206,533       (188,224)              -
                                                             --------------   ------------   ------------    ------------
 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES            (162,600)     3,865,701         11,776        (417,236)
                                                             --------------   ------------   ------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of Convertible Series B Preferred Stock                4,425,500              -              -               -
     Fees Paid on Sale of Series B Preferred Stock                (328,850)             -              -               -
     Funds from Related Parties - ST                             3,359,020         33,230              -         183,164
     Proceeds from PDS and Other Lenders                           400,000              -              -         200,000
     Long-Term Deferred Financing Costs                                  -       (235,990)             -               -
     Principal Payments on Short Term Notes                        (11,596)             -     (1,267,685)       (203,364)
     Principal Payments on Long Term Notes -
       Related Parties                                                   -              -       (324,022)              -
     Principal Payments on Long Term Notes                               -     (1,241,668)             -               -
     Increase (Decrease) in Balances Due
       To/From Affilliates                                      (6,424,696)      (724,289)     4,081,898       1,125,152
                                                             --------------   ------------   ------------    ------------
 CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES           1,419,378     (2,168,717)     2,490,192       1,304,952
                                                             --------------   ------------   ------------    ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (50,408)        45,430         (3,810)         14,414
      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                52,412          6,981         10,790          (3,625)
                                                             --------------   ------------   ------------    ------------

      CASH AND CASH EQUIVALENTS AT END OF YEAR            $          2,004  $      52,411  $       6,981          10,790
                                                             ==============   ============   ============    ============

See Notes to Consolidated Financial Statements.

     3.   Exhibits.

          The following exhibits are filed as part of, or incorporated by reference into, this report:

       Exhibit
       Number   Description
       ------   -----------

        3.1 Restated Certificate of Incorporation of International Thoroughbred Breeders, Inc.(incorporated by reference to Exhibit
                3.1 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        4.1 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of International Thoroughbred Breeders, Inc., dated June 29, 2005. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 10-K dated June 30, 2005.

        10.1 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.2 $10,000,000 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.3 Security Agreement, dated as of November 29, 2000, by and among Realen-Turnberry/Cherr Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.4* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

        10.5 Master Lease dated as of July 6, 2004 among PDS Gaming Corporation, ITG Vegas, Inc. and ITG Palm Beach, LLC, together with Lease Schedules T-3, T-4 and T-5 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.6 Promissory Note of Soffer/Cherry Hill Partners, LP dated June 16, 2004, in the principal amount of $35,842,027 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.7 Agreement dated June 16, 2004, among Orion Casino Corporation, Turnberry/Las Vegas Boulevard, L.L.C. and Turnberry/Las Vegas Boulevard., L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.8 Pledge Agreement dated June 16, 2004, between Raymond Parello and Orion Casino Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.9 Shareholders' Agreement dated June 16, 2004, among Palm Beach Empress, Inc., Raymond Parello and MJQ Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.10 Letter Agreement dated June 16, 2004, between Cherry Hill at El Rancho LP and Orion Casino Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.11 Master Lease Agreement between Royal Star Entertainment, LLC and PDS Gaming Corporation, dated January 6, 2005. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

        10.12 Lease Schedule No. 1 between Royal Star Entertainment, LLC and PDS Gaming Corporation, dated January 6, 2005. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

        10.13 Guaranty (Lease) by International Thoroughbred Breeders, Inc. dated January 6, 2005. . (incorporated by reference to Exhibit
                10.5 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

       Exhibit
       Number   Description
       ------   -----------

        10.14 Advisory Agreement dated June 30, 2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC for financial consulting services.2005.(incorporated by reference to Exhibit
                10.18 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.15 Amendment to the Advisory Agreement dated as of June 30, 2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC, dated July 12, 2005.(incorporated by reference to
                Exhibit 10.19 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.16 Registration Rights Agreement entered into as of June 30, 2005 by and among International Thoroughbred Breeders, Inc. and the purchaser of the Company's Series B Convertible Preferred Stock.(incorporated by reference to Exhibit 10.20 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.17 Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Palm Beach Princess entered into as of July 1, 2005 by and among Cruise Holdings I, LLC, the owner of the casino cruise ship Palm Beach Princess, Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc., as charterer of the vessel, and ITG Palm Beach, LLC.(incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.18 Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Big Easy, entered into as of July 1, 2005 by and among Cruise Holdings II, LLC, the owner of the casino cruise ship Big Easy, Palm Beach Empress, Inc., Palm Beach Maritime Corporation, ITG Palm Beach, LLC, as charterer of the vessel, and ITG Vegas, Inc (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.19 Loan and Security Agreement dated as of June 30, 2005 between PDS Gaming Corporation, Cruise Holdings I, LLC, Cruise Holdings II, LLC, Royal Star Entertainment, LLC, Riviera Beach Entertainment, LLC, ITG Vegas, Inc., ITG Palm Beach, LLC, as the Borrower, and International Thoroughbred Breeders, Inc., Palm Beach Maritime Corporation, Palm Beach Empress, Inc., International Thoroughbred Gaming Development Corporation, as Guarantor, for a loan in the amount of $29,313,888.96. (incorporated by reference to Exhibit 10.23 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.20 Preferred Mortgage on the Casino Cruise Ship Royal Star, dated June 30, 2005 by Royal Star Entertainment, LLC to PDS Gaming Corporation. (incorporated by reference to Exhibit 10.24 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.21 Guaranty Agreement made by International Thoroughbred Breeders, Inc. In favor of Palm Beach Empress, Inc. And Palm Beach Maritime Corporation as of June 30, 2005 for payment of all charter payments and expenses required to be paid by ITGV or ITGPB under their respective charters. (incorporated by reference to Exhibit 10.25 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.22 Guaranty Agreement made by International Thoroughbred Breeders, Inc., ITGDC, Palm Beach Empress, Inc. And Palm Beach Maritime Corporation, jointly and severally in favor of PDS Gaming Corporation as of June 30, 2005 for payment of all principal and interest and other costs required to be paid by borrower pursuant to the terms of the Loan Documents. (incorporated by reference to Exhibit 10.26 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.23 Promissory Note of Borrowers in favor of PDS Gaming Corporation dated June 30, 2005 in the amount of $29,313,888.96 (incorporated by reference to Exhibit 10.27 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        21      Subsidiaries.

        31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit
       Number   Description
       ------   -----------

        32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        ----------------------------------------------------------
        * Constitutes a management contract or compensation plan. # As filed as an exhibit herewith

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bellmawr, New Jersey, this 17th day of April, 2006.

                      INTERNATIONAL THOROUGHBRED BREEDERS, INC.


                      By:/s/ Francis W. Murray
                         ------------------------------------
                         Francis W. Murray
                         Chairman of the Board, President and
                         Chief Executive Officer

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                    Title                            Date
   ---------                    -----                            ----
   /s/ Francis W. Murray     Chairman of the Board, President    April 17, 2006
   ----------------------    and Chief Executive Officer
   Francis W. Murray         (Principal Executive Officer)


   /s/ Francis W. Murray     Chief Financial Officer             April 17, 2006
   ----------------------    (Principal Financial and
   Francis W. Murray         Accounting Officer)


   /s/ James J. Murray        Director                           April 17, 2006
   ----------------------
   James J. Murray


   /s/ Robert J. Quigley      Director                           April 17, 2006
   ----------------------
   Robert J. Quigley


   /s/ Walter ReDavid         Director                           April 17, 2006
   ----------------------
   Walter ReDavid

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

         Dated: April 17, 2006


         /s/Francis W. Murray
         Name: Francis W. Murray
         Title: Chief Executive Officer

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

     Dated: April 17, 2006


     /s/ Francis W. Murray
     Name: Francis W. Murray
     Title: Chief Financial Officer

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

Dated: April 17, 2006


/s/Francis W. Murray
Name: Francis W. Murray
Title: Chief Executive Officer and
       Chief Financial Officer

                                  EXHIBIT INDEX


       Exhibit
       Number   Description
       ------   -----------

        3.1 Restated Certificate of Incorporation of International Thoroughbred Breeders, Inc.(incorporated by reference to Exhibit
                3.1 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        4.1 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of International Thoroughbred Breeders, Inc., dated June 29, 2005. (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 10-K dated June 30, 2005.

        10.1 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.2 $10,000,000 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.3 Security Agreement, dated as of November 29, 2000, by and among Realen-Turnberry/Cherr Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.4* Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

        10.5 Master Lease dated as of July 6, 2004 among PDS Gaming Corporation, ITG Vegas, Inc. and ITG Palm Beach, LLC, together with Lease Schedules T-3, T-4 and T-5 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

        10.6 Promissory Note of Soffer/Cherry Hill Partners, LP dated June 16, 2004, in the principal amount of $35,842,027 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.7 Agreement dated June 16, 2004, among Orion Casino Corporation, Turnberry/Las Vegas Boulevard, L.L.C. and Turnberry/Las Vegas Boulevard., L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.8 Pledge Agreement dated June 16, 2004, between Raymond Parello and Orion Casino Corporation (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.9 Shareholders' Agreement dated June 16, 2004, among Palm Beach Empress, Inc., Raymond Parello and MJQ Corporation (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.10 Letter Agreement dated June 16, 2004, between Cherry Hill at El Rancho LP and Orion Casino Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

        10.11 Master Lease Agreement between Royal Star Entertainment, LLC and PDS Gaming Corporation, dated January 6, 2005. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

        10.12 Lease Schedule No. 1 between Royal Star Entertainment, LLC and PDS Gaming Corporation, dated January 6, 2005. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

       Exhibit
       Number   Description
       ------   -----------

        10.13 Guaranty (Lease) by International Thoroughbred Breeders, Inc. dated January 6, 2005. . (incorporated by reference to Exhibit
                10.5 to the Registrant's Current Report on Form 8-K dated January 5, 2005)

        10.14 Advisory Agreement dated June 30, 2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC for financial consulting services.2005.(incorporated by reference to Exhibit
                10.18 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.15 Amendment to the Advisory Agreement dated as of June 30, 2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC, dated July 12, 2005.(incorporated by reference to
                Exhibit 10.19 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.16 Registration Rights Agreement entered into as of June 30, 2005 by and among International Thoroughbred Breeders, Inc. and the purchaser of the Company's Series B Convertible Preferred Stock.(incorporated by reference to Exhibit 10.20 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.17 Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Palm Beach Princess entered into as of July 1, 2005 by and among Cruise Holdings I, LLC, the owner of the casino cruise ship Palm Beach Princess, Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc., as charterer of the vessel, and ITG Palm Beach, LLC.(incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.18 Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Big Easy, entered into as of July 1, 2005 by and among Cruise Holdings II, LLC, the owner of the casino cruise ship Big Easy, Palm Beach Empress, Inc., Palm Beach Maritime Corporation, ITG Palm Beach, LLC, as charterer of the vessel, and ITG Vegas, Inc (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 dated December 30, 2005)

        10.19 Loan and Security Agreement dated as of June 30, 2005 between PDS Gaming Corporation, Cruise Holdings I, LLC, Cruise Holdings II, LLC, Royal Star Entertainment, LLC, Riviera Beach Entertainment, LLC, ITG Vegas, Inc., ITG Palm Beach, LLC, as the Borrower, and International Thoroughbred Breeders, Inc., Palm Beach Maritime Corporation, Palm Beach Empress, Inc., International Thoroughbred Gaming Development Corporation, as Guarantor, for a loan in the amount of $29,313,888.96. (incorporated by reference to Exhibit 10.23 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.20 Preferred Mortgage on the Casino Cruise Ship Royal Star, dated June 30, 2005 by Royal Star Entertainment, LLC to PDS Gaming Corporation. (incorporated by reference to Exhibit 10.24 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.21 Guaranty Agreement made by International Thoroughbred Breeders, Inc. In favor of Palm Beach Empress, Inc. And Palm Beach Maritime Corporation as of June 30, 2005 for payment of all charter payments and expenses required to be paid by ITGV or ITGPB under their respective charters. (incorporated by reference to Exhibit 10.25 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.22 Guaranty Agreement made by International Thoroughbred Breeders, Inc., ITGDC, Palm Beach Empress, Inc. And Palm Beach Maritime Corporation, jointly and severally in favor of PDS Gaming Corporation as of June 30, 2005 for payment of all principal and interest and other costs required to be paid by borrower pursuant to the terms of the Loan Documents. (incorporated by reference to Exhibit 10.26 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        10.23 Promissory Note of Borrowers in favor of PDS Gaming Corporation dated June 30, 2005 in the amount of $29,313,888.96 (incorporated by reference to Exhibit 10.27 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

        21      Subsidiaries.

       Exhibit
       Number   Description
       ------   -----------

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

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopte pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        ----------------------------------------------------------
        * Constitutes a management contract or compensation plan. # As filed as an exhibit herewith

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                   EXHIBIT 21


     The  following   table   indicates  the   subsidiaries   of   International
Thoroughbred Breeders, Inc. and their states of incorporation. All of such subsidiaries are wholly owned.

Name                                                 State of Incorporation
----------------------------------                   ----------------------
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