Form 10-Q
period 2006-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2006-05-22
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2006
                               -----------------------------------------------
                                                    OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -----------------------------

Commission file number                           0-9624
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

       Suite 1300, 1105 N. Market Street, Wilmington, Delaware 19899-8985
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (302) 427-7599
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      --------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes   X      No
   ---------    ----------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes         No    X
   --------    ----------

     Indicate by check as to whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes         No    X
   --------    ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                     Outstanding at May 19, 2006
------------------------------        ---------------------------
Common Stock, $ 2.00 par value             11,367,487 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                    for the Three Months ended March 31, 2006
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                         PAGE
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

     Consolidated Balance Sheets
              as of March 31, 2006 and December 31, 2005..................1-2

     Consolidated Statements of Operations
              for the Three Months ended
              March 31, 2006 and 2005.....................................3

     Consolidated Statement of Stockholders' Equity
              for the Three Months ended March 31, 2006...................4

     Consolidated Statements of Cash Flows
              for the Three Months ended
              March 31, 2006 and 2005.....................................5

Notes to Consolidated Financial Statements................................6-27

     Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............28-39

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...40

     Item 4.  Controls and Procedures.....................................40

PART II. OTHER INFORMATION

     Item 6. Exhibits ....................................................41

SIGNATURES................................................................42

CERTIFICATIONS............................................................43

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                     ASSETS

                                                                                            March 31,
                                                                                              2006                   December 31,
                                                                                           (UNAUDITED)                  2005
                                                                                   ---------------------------    ------------------
 CURRENT ASSETS:
        Cash and Cash Equivalents                                               $                     785,088  $          1,846,239
        Accounts Receivable                                                                           228,356               218,087
        Prepaid Expenses                                                                            2,492,636             1,697,034
        Other Current Assets                                                                          216,952               524,200
        Assets of Discontinued Operations                                                               1,672               401,672
                                                                                   ---------------------------    ------------------
             TOTAL CURRENT ASSETS                                                                   3,724,704             4,687,232
                                                                                   ---------------------------    ------------------


 VESSELS, EQUIPMENT & LIVESTOCK:
        Vessel - Palm Beach Princess - under Capital Lease                                         17,500,000            17,500,000
        Vessel - Big Easy - under Capital Lease                                                    20,305,348            20,305,348
        Equipment                                                                                   3,574,213             3,334,079
        Leasehold Improvements                                                                        918,999               988,625
        Vessel Not Placed in Service - Royal Star                                                   3,033,406             3,007,216
                                                                                   ---------------------------    ------------------
                                                                                                   45,331,966            45,135,268
        LESS: Accumulated Depreciation and Amortization                                             4,995,216             4,024,434
                                                                                   ---------------------------    ------------------
             TOTAL VESSELS, EQUIPMENT & LIVESTOCK- NET                                             40,336,750            41,110,834
                                                                                   ---------------------------    ------------------


 OTHER ASSETS:
        Notes Receivable                                                                           14,278,651            14,278,651
        Vessel Deposits - Related Parties                                                           9,726,377             9,726,377
        Deposits and Other Assets - Related Parties                                                 4,393,180             4,541,125
        Deposits and Other Assets - Non-Related Parties                                             1,955,458             1,734,756
        Spare Parts Inventory                                                                         960,155             1,032,603
                                                                                   ---------------------------    ------------------
             TOTAL OTHER ASSETS                                                                    31,313,821            31,313,512
                                                                                   ---------------------------    ------------------


 TOTAL ASSETS                                                                   $                  75,375,275  $         77,111,578
                                                                                   ===========================    ==================

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            March 31,
                                                                                              2006                   December 31,
                                                                                           (UNAUDITED)                  2005
                                                                                   ---------------------------    ------------------
 CURRENT LIABILITIES:
        Accounts Payable                                                        $                   7,979,021  $          7,310,568
        Accrued Expenses                                                                            4,809,574             4,648,932
        Short-Term Debt                                                                             1,981,411             1,677,784
        Vessel Lease Payable - Current Portion                                                     10,113,989             5,225,061
        Deferred Interest - Short-Term                                                                516,792               510,423
        Short-Term Debt - Related Parties                                                             521,255               531,353
        Liabilities of Discontinued Operations                                                        408,200               405,802
                                                                                   ---------------------------    ------------------
             TOTAL CURRENT LIABILITIES                                                             26,330,242            20,309,923
                                                                                   ---------------------------    ------------------

 LONG-TERM LIABILITIES:
        Vessel Lease Payable - Long Term Portion                                                   21,030,280            24,530,380
        Long-Term Debt - Net of Current Portion                                                     2,351,908             2,549,321
        Deferred Interest - Long-Term                                                               1,108,821             1,239,609
        Long-Term Advances From Related Parties                                                       196,164               653,571
                                                                                   ---------------------------    ------------------
             TOTAL LONG-TERM LIABILITIES                                                           24,687,173            28,972,881
                                                                                   ---------------------------    ------------------

 DEFERRED INCOME                                                                                    1,541,473             1,559,388

 COMMITMENTS AND CONTINGENCIES                                                                              -                     -


 STOCKHOLDERS' EQUITY:
        Series A Preferred Stock, $100 Par Value,
           Authorized 500,000 Shares, 362,844
           Issued and Outstanding                                                                  36,284,375            36,284,375
        Series B Convertible Preferred Stock, $10 Par Value,
           Authorized 500,000 Shares, 500,000
           Issued and Outstanding                                                                   5,000,000             5,000,000
        Common Stock, $2 Par Value, Authorized 25,000,000 Shares,
          12,282,564,  Issued and Outstanding                                                      24,565,125            24,565,125
        Capital in Excess of Par                                                                   22,955,882            22,462,582
        (Deficit) (subsequent to June 30, 1993,
           date of quasi-reorganization)                                                          (65,531,457)          (61,585,158)
                                                                                   ---------------------------    ------------------
                                                                                                   23,273,925            26,726,924
        LESS:
           Treasury Stock, 915,077 Shares                                                            (457,538)             (457,538)

                                                                                   ---------------------------    ------------------
             TOTAL STOCKHOLDERS' EQUITY                                                            22,816,387            26,269,386
                                                                                   ---------------------------    ------------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $                  75,375,275  $         77,111,578
                                                                                   ===========================    ==================

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                   -------------------------------------------------
                                                                                               2006                      2005
                                                                                   ---------------------------    ------------------
OPERATING REVENUES:
        Gaming                                                                  $                   7,853,325  $          8,489,580
        Fare                                                                                          961,016             1,076,323
        On Board                                                                                      428,032               599,464
        Other                                                                                         151,223               115,618
                                                                                   ---------------------------    ------------------
        NET OPERATING REVENUES                                                                      9,393,596            10,280,985
                                                                                   ---------------------------    ------------------

 OPERATING COSTS AND EXPENSES:
        Gaming                                                                                      3,207,918             2,592,901
        Fare                                                                                          794,972             1,247,296
        On Board                                                                                      242,451               286,832
        Maritime & Legal Expenses                                                                   2,760,359             1,813,085
        General & Administrative Expenses                                                             855,612               306,958
        General & Administrative Expenses - Parent                                                    607,864               420,196
        Ship Development Costs - Big Easy                                                                   -             1,109,310
        Ship Development Costs - Royal Star                                                           385,956                12,336
        Equine Costs                                                                                        -               149,362
        Development Costs - Other                                                                      73,074               211,969
        Depreciation & Amortization                                                                 1,055,418               556,495
        Loss on Impairment of Assets                                                                  400,000               100,000
                                                                                   ---------------------------    ------------------
        TOTAL OPERATING COSTS AND EXPENSES                                                         10,383,624             8,806,740
                                                                                   ---------------------------    ------------------

 OPERATING INCOME (LOSS)                                                                             (990,028)            1,474,245

 OTHER INCOME (EXPENSE):
        Interest and Financing Expenses                                                            (1,984,440)             (639,424)
        Interest and Financing Expenses - Related Party                                              (550,965)             (259,702)
        Cost of Options Granted for financing                                                        (493,300)                    -
        Interest Income                                                                                   649                 9,493
        Interest Income Related Parties                                                                71,785                69,505
                                                                                   ---------------------------    ------------------
        TOTAL OTHER INCOME (EXPENSE)                                                               (2,956,271)             (820,128)
                                                                                   ---------------------------    ------------------

 INCOME (LOSS) BEFORE TAX PROVISION                                                                (3,946,299)              654,117
         Income Tax Expense (Benefit)                                                                       -                 5,000
                                                                                   ---------------------------    ------------------

 NET INCOME (LOSS)                                                              $                  (3,946,299) $            649,117

 NET BASIC INCOME PER COMMON SHARE                                              $                       (0.35) $               0.06
                                                                                   ===========================    ==================

 NET DILUTED INCOME PER COMMON SHARE                                            $                       (0.35) $               0.06
                                                                                   ===========================    ==================


 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Basic                                                                     11,367,487            10,567,487
                                                                                   ===========================    ==================

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Diluted                                                                   11,367,487            11,221,096
                                                                                   ===========================    ==================

 See Notes to Consolidated Financial Statements.

                   INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                           Series A             Series B Convertible
                                                           Preferred                  Preferred                 Common
                                                    ----------------------  -------------------------  -------------------------
                                                     Number of               Number of                  Number of
                                                     Shares       Amount     Shares         Amount      Shares          Amount
                                                    ---------  -----------  ------------  -----------  ------------  -----------
BALANCE - DECEMBER 31, 2005                          362,844  $ 36,284,375    500,000    $ 5,000,000    12,282,564  $ 24,565,125

   Options Issued as Compensation
Net (Loss) for the Three Months Ended March 31, 2006

                                                    ---------  -----------  ------------  -----------  ------------  -----------
BALANCE - MARCH 31, 2006                             362,844  $ 36,284,375    500,000    $ 5,000,000    12,282,564  $ 24,565,125
                                                    =========  ===========  ============  ===========  ============  ===========

                                                                Capital                         Treasury
                                                               in Excess                          Stock
                                                              of Par          (Deficit)          At Cost        Total
                                                          --------------   --------------    ------------   -------------
BALANCE - DECEMBER 31, 2005                            $     22,462,582  $   (61,585,158) $     (457,538) $   26,269,386

   Options Issued as Compensation                               493,300                                          493,300
Net (Loss) for the Three Months Ended March 31, 2006                          (3,946,299)                     (3,946,299)

                                                          --------------   --------------    ------------   -------------
BALANCE - MARCH 31, 2006                               $     22,955,882  $   (65,531,457) $     (457,538) $   22,816,387
                                                          ==============   ==============    ============   =============

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                   -------------------------------------------------
                                                                                              2006                       2005
                                                                                   ---------------------------    ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
        INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                            $                  (3,946,299) $            649,117
        Adjustments to reconcile income (loss) to net cash (used in)
            provided by operating activities:
        Depreciation and Amortization                                                               1,055,418               556,495
        Compensation for Options Granted                                                              493,300                     -
        Impairment of Assets                                                                          400,000               100,000
        (Decrease) in Deferred Income                                                                 (17,915)                    -
        Changes in Operating Assets and Liabilities -
           (Increase) Decrease in Accounts Receivable                                                 (10,269)               67,299
           (Increase) Decrease in Other Assets                                                        307,248              (111,801)
           (Increase) in Prepaid Expenses                                                            (795,602)             (886,180)
           Increase in Accounts Payable and Accrued Expenses                                        2,392,521             2,870,614
                                                                                   ---------------------------    ------------------
        CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES BEFORE
           DISCONTINUED OPERATIONS                                                                   (121,598)            3,245,544
        CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                                              2,400                 2,400
                                                                                   ---------------------------    ------------------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                          (119,198)            3,247,944
                                                                                   ---------------------------    ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase and Improvements of Big Easy - Related Party                                                  -            (5,634,313)
     Purchase and Improvements of Royal Star                                                                -              (305,426)
     Advances -  Related Party                                                                        147,945                     -
     Capital Expenditures                                                                            (242,956)             (911,261)
     Decrease in Other Investment Activity - Related Party                                                                   53,256
     (Increase) Decrease in Other Investment Activity                                                (221,038)              148,552
                                                                                   ---------------------------    ------------------
        NET CASH (USED IN) INVESTING ACTIVITIES                                                      (316,049)           (6,649,192)
                                                                                   ---------------------------    ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Funds Received from PDS Notes & Other Lenders                                                    124,883             2,850,000
     Proceeds from Related Party Loans                                                                      -               725,158
     Advances (Paid) Received (to) From Related Parties                                              (683,097)                    -
     Principal Payments on Short Term Notes                                                           (41,311)               (9,262)
     Principal Payments on Long Term Notes                                                            (26,715)             (286,127)
     Decrease in Balances Due to/from Discontinued Subsidiaries                                         2,400               (21,238)
                                                                                   ---------------------------
        CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
          BEFORE DISCONTINUED FINANCING ACTIVITIES                                                   (623,840)            3,258,531
        CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                                               (2,400)               (2,400)
                                                                                   ---------------------------    ------------------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                          (626,240)            3,256,131
                                                                                   ---------------------------    ------------------

 NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (1,061,487)             (145,117)
           LESS CASH AND CASH EQUIVALENTS  FROM
             DISCONTINUED OPERATIONS                                                                      336
        CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                        1,846,239             1,640,895
                                                                                   ---------------------------    ------------------

        CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $                     785,088  $          1,495,778
                                                                                   ===========================    ==================

        Supplemental Disclosures of Cash Flow Information:
        Cash paid during the period for:
        Interest                                                                $                       8,276  $          1,440,262
        Income Taxes                                                            $                           -  $            256,517

   Supplemental Schedule of Non-Cash Investing and Financing Activities:
   During the Three Months ended March 31, 2006, the PDS interest expense for the period in the amount of $1,563,479 was added to the short term principal balance of the respective leases.


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

     The Company has recorded recurring losses from operations of $6.8 million, $1.9 million, $12.2 million and $3.9 million during the fiscal years ended June 30, 2004 and 2005, for the six months ended December 31, 2005, and for the three months ended March 31, 2006 respectively. These losses and the lack of working capital have caused us to be unable to comply with certain of our debt covenants and the Company has been unable to make its required debt service payments since December, 2005. On March 22 , 2006 we entered into a Forbearance Agreement with our lender which waived prior defaults and permits us to defer making payment on our debt and certain equipment leases until June, 2006, except for an interest payment of $572,400 and an equipment lease payment of $113,500 which were due on May 1, 2006. The May 1, 2006 payment has not been made as of May 22, 2006 due to the Company's lack of funds. As of May 22, 2006, we are in default of the Forbearance Agreement and all Obligations can automatically become immediately due and payable, including all obligations under the leases without notice or demand, provided that the Lender may rescind such acceleration in its sole discretion. We are negotiating with our lender to waive or extend these payments. Based upon the Company's historical operating performance it is difficult to predict the Company's ability to remain in compliance with the debt covenants. The uncertainty about the Company's ability to generate adequate cash flow to service its debt and meet its debt covenants raises doubt about the Company's ability to continue as a going concern.

     The Company is pursuing several initiatives intended to increase its liquidity. As discussed in Note 13, the Company temporarily suspended the operation of the Big Easy. We will continue to incur expenses to maintain the vessel in wet storage; however, those amounts will be substantially less than when we were preparing the vessel for service and while operating the vessel.

     The Company is seeking refinancing, has liquidated its equine holdings and may be forced to sell other Company assets. We are also exploring opportunities to profitably deploy the Big Easy or consider selling this vessel. Absent asset sales, refinancing or the profitable deployment of the Big Easy, we will not be able to make the payment which was due on our May 1, 2006 and our debt service payments beginning on June 1, 2006. No assurances can be given that the Company will be successful in these endeavors prior to June 1, 2006 or thereafter.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - International Thoroughbred Breeders, Inc., a Delaware corporation ("ITB" and together with its subsidiaries, the "Company"), was incorporated on October 31, 1980. Its principal operating subsidiary, ITG Vegas, Inc. ("ITG Vegas") is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly from the Port of Palm Beach, Florida, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit- down buffet dining, live musical shows, discotheque, bars and lounges, swimming pool and sundecks. The casino occupies approximately 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, 29 table games, including blackjack, craps and roulette, 7 poker tables, and a sports wagering book.

     Using the funding provided by the PDS Transactions (see Note 4) and working capital, our subsidiary, ITG Palm Beach, LLC ("ITGPB"), began making alterations, retrofits and improvements to a second vessel, the Big Easy, to prepare it for use as a casino cruise ship. After numerous delays caused by start up problems

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

and hurricane Wilma, we began limited regular passenger service also from the Port of Palm Beach, Florida on November 12, 2005. On February 1, 2006 we indefinitely suspended operations of the Big Easy after two and one half months of operations because the Coast Guard removed the vessel's Certificate of Inspection until the installation of an insulating bulkhead was completed. The February 1, 2006 Coast Guard decision was the latest in a series of unforeseen business circumstances which limited management's ability to introduce the Big Easy to the market and necessitated the suspension of Big Easy commercial cruise operations indefinitely due to disappointing operating results.

     (B) Principles of Consolidation - The accounts of all subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (C) Classifications - Certain prior years' amounts have been reclassified to conform with the current years' presentation.

     (D) Revenue Recognition - Casino revenue consists of gaming winnings net of losses. Net income is the difference between wagers placed and winning payout to patrons and is recorded at the time wagers are made. The vast majority of the wagers are in the form of cash; although, to a limited extent, we do grant credit to our customers. Fare revenues consist of admissions to our vessel and are recognized as earned. On board revenues consist primarily of ancillary activities aboard the vessel such as the sale of food and beverages, cabin rental, gift shop, spa activities and skeet shooting. These revenues are recognized on the date they are earned.

     (E) Accounting Periods - The subsidiaries which operate the Palm Beach Princess and the Big Easy end their quarterly accounting periods on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days in each quarter. During the quarter ended March 31, 2006, these accounting periods ended on April 2, 2006 as compared to April 3, 2005 in the quarter ended March 31, 2005. Since our accounting periods consist of a 4-4-5 week quarter, from time to time an additional week is included in the first period to adjust our period ends to more closely match a calendar year end. For example, the period ended March 31, 2005 contained 14 weeks compared to the 13 weeks of the period ended March 31, 2006.

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

     (G) Deferred Financing Costs - Deferred financing costs that are incurred by the Company in connection with the issuance of Debt are deferred and amortized to interest expense over the life of the underlying indebtedness using the straight-line method.

     (H) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense includes the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the three months ended March 31, 2006 and 2005, the amortized expense was $84,635 and $46,709, respectively.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     As a result of the PDS transactions (see Footnote 4) we are leasing the vessel M/V Palm Beach Princess and the Big Easy under capital lease arrangements. The Company began depreciating the M/V Palm Beach Princess during our previous fiscal year end of June 30, 2005 and began depreciating the Big Easy when it was placed in service on October 18, 2005. Financing fees in connection with the PDS financings, are being amortized over the life of the loans. For the three months ended March 31, 2006 and 2005, the amortized expense associated with these finance costs was $73,457 and $24,344, respectively .

     Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long- lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Beginning with fiscal years starting after December 15, 2001, SFAS 142 requires an annual impairment review based on fair value for all intangible assets with indefinite lives.

     (I) Net Assets of Discontinued Operations - At March 31, 2006 and December 31, 2005, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

     (J) Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 148, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management has recognized the costs incurred associated with the suspension of the Big Easy operations on February 1, 2006 in our quarter ended March 31, 2006 and future carrying costs will be recognized as incurred.

     In December, 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R is now effective for public companies for the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. In accordance with the new rule, the Company will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, effective July 1, 2005. Until July 1, 2005 the Company accounted for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of the stock options granted was equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. No options were granted during the three month period ended March 31, 2006.

     (K) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     (O) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 has been deferred until such time as the note receivable on the sale has been collected. In connection with the PDS Transaction we have deferred the gain on the sale of equipment of $101,522 over the term of the equipment lease.

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

     (Q) Goodwill - Through the purchase of Leo Equity, we purchased the assets and operations of GMO Travel which was a 100% owned subsidiary of Leo Equity. GMO Travel provides reservations and travel services for our Palm Beach Princess subsidiary and other non-ship related travel activities. Travel services for the Palm Beach Princess include reservations and travel services for its numerous foreign employees and our customers, some of which rely on air travel to reach our location. The goodwill recorded in the amount of $193,946 represents the fair value of GMO Travel based on its discounted cash flows and the synergies and cost savings gained by the Palm Beach Princess. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, amortization of goodwill is not required. Goodwill is tested at least annually for impairment by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized.

(3)  UNREGISTERED SALES OF EQUITY SECURITIES

     On July 13, 2005 the Company began accepting subscriptions for the purchase of shares of the Company's Series B Convertible Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"). The subscriptions for Series B Preferred Stock have been received by the Company as part of a private offering of 500,000 shares of its Series B Preferred Stock, at a subscription price of $15.00 per share. As of December 28, 2005 the Company had accepted subscriptions for the purchase of 295,033 shares of Series B Preferred Stock and had received approximately $4 million in net cash proceeds. On December 29, 2005 our Chairman, Francis W. Murray, purchased all of the remaining Series B Preferred Stock which had not previously been sold in the private offering, amounting to 204,966 shares of Series B Preferred Stock, on the same terms as theprivate offering. We sold the Series B Preferred Stock to Mr. Murray in payment of $3,074,500 of debt which

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

the Company had owed to Mr. Murray, this amount has not been included in the net cash proceeds amount of $4 million as indicated above.

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

     The Series B Preferred Stock will automatically be converted into common stock upon the effective date of a Registration Statement covering the common shares issuable upon conversion which was filed with the Securities and Exchange Commission on December 30, 2005. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. If the registration statement becomes effective during the quarter ended June 30, 2006, the conversion price will be $1.94 and the outstanding Series B Preferred Stock will be convertible into 3,865,980 shares of additional new common shares.

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

(4)  PDS TRANSACTION

     Since July 2004, ITB and several of its subsidiaries, along with Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies owned or controlled by Francis W. Murray, completed several financial and lease transactions with PDS Gaming Corporation ("PDS"), a publicly held company located in Las Vegas, along with several of its affiliated companies. On July 7, 2004, January 5, 2005 and April 5, 2005 we closed on various transactions with PDS. On June 30, 2005 the Company and several of its subsidiaries, along with companies controlled by Francis W. Murray, borrowed $29,313,889 to refinance the approximately $27 million in existing PDS debts, with approximately $2.3 million of add-on financing being provided. We have been operating under the vessel and equipment leases and financing arrangements consummated on July 7, 2004, January 5, 2005, April 5, 2005, June 30, 2005, September 1, 2005, December 9, 2005 and
March 22, 2006 transactions. Below is a summary of those transactions.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     (B) On January 5, 2005, Royal Star Entertainment, LLC ("RSE"), a wholly-owned indirect subsidiary of ITB, borrowed $2,850,000 from PDS. The Loan was evidenced by the Note and was to be repaid on January 17, 2006. Interest on the Loan was payable monthly at a rate of 10% per annum. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375,000 or 2.75% of the principal amount of the Note. The proceeds of the loan were used to make improvements to the vessels Royal Star and Big Easy. Also at the closing, RSE entered into an equipment lease with PDS providing for the lease by RSE of slot machines to be located on the vessel Royal Star. The term of the Lease was three years, with rental payments of $11,879 per month for the first four months and $95,351.73 for the next thirty-two months. RSE paid a closing fee of $57,020.74, and a security deposit in the amount of $95,351.73.

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

     (D) On June 30, 2005, the Company, together with its subsidiaries, ITG Vegas, Inc. ("ITGV"), ITG Palm Beach, LLC ("ITGPB"), International Thoroughbred Gaming Development Corporation ("ITGD") and Riviera Beach Entertainment, LLC ("RBE") and Royal Star Entertainment, LLC ("RSE"), entered into a Loan and Security Agreement with PDS as lender, pursuant to which ITGV, RBE, RSE and ITGPB (collectively, the "Borrowers"), borrowed $29,313,889 to refinance the approximately $27 million in existing debts (whether in the form of loans, ship leases or ship charters) to PDS, with approximately $2.3 million of add-on financing

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

being provided. The maturity of all of the new indebtedness will be July 1, 2009. Our overall annual interest rate on the new PDS loan is 17% until ITG Vegas' EBITDA exceeds $17 million on an annualized basis, at which time the interest rate will be 15.5%. Funding was completed on July 18, 2005 following the satisfaction of certain conditions, including the execution, delivery and recording of ship mortgages and all other closing documents.

     In accounting for the add-on financing, we applied guidance as set forth in EITF 96-19, "Debtor's Accounting for a Modification of Exchange of Debt Instruments". We believe this add-on financing was a modification of the existing debt rather than an extinguishment of the old debt. The present value of the cash flows required to fund the new debt has not increased by more than 10%. Therefore, in accordance with EITF 96-19 the new debt has been treated as an exchange or modification of the debt. We did not write off any deferred financing costs which were on the books at that time.

     Equipment leases taken during our fiscal year ended June 30, 2005 will remain the same and the terms of the equipment leases and the loans, taken in January and April will be extended until July 1, 2009.

     Effective August 1, 2005 monthly interest and principal payments were due in the amount of approximately $1,100,000 during the first 2 years, with the remaining monthly payments decreasing slightly. The terms of the new loan require the Company to maintain an EBITDA of $7.5 million for the nine months ending October 2, 2005, $10.5 million for the twelve months ending January 1, 2006, increasing to $12 million for the twelve months ending October 1, 2006. If these levels are not maintained or if we should not be in compliance with other various loan covenants we will be in default of the loan.

     Under the Loan and Security Agreement signed on June 30, 2005 with PDS, upstream payments by the Borrowers to the Company were limited to $150,000 per month plus amounts of ITG Vegas' income tax savings attributed to inclusion in the Parent Company tax return.

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

     (E) Placement Fee Agreement

     On September 1, 2005 the Company entered into a Placement Fee Agreement with PDS Gaming Corporation. In consideration of PDS providing $29.3 million in funding and lease agreements to the Company

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

during our prior fiscal year ended June 30, 2005, ITB agreed to pay a Placement fee of $750,000 for such funding. The agreement was verbally agreed to between the parties during the period of our negotiations with PDS Gaming, which resulted in the additional loan proceeds given to the Company in the amount of $2,158,166 and a potential agreement wherein PDS would loan an additional $3.2 million in the fall of 2005, which loan was never completed. ITB has made a deposit of $50,000 and the balance was to be paid monthly beginning March 1, 2006 with monthly payments of $58,333, without interest, until February 1, 2007. The Placement Fee Agreement also permitted the Company to cancel an equipment lease it had signed with PDS on April 5, 2005. The original amount of the equipment lease was $1.5 million. Under the Placement Fee Agreement, the Company was permitted to cancel the lease after paying the $250,000 rental for the period to the date of cancellation, the equipment was returned to PDS and the Placement Fee Agreement was put in place of the equipment lease. Subsequently, on December 29, 2005 PDS Gaming agreed to accept the Company's common stock, valued at $2 per share, in full payment of the placement fee.

     (F) Deferral of Principal Payments on PDS Financing

     The Loan and Security Agreement signed on June 30, 2005 permitted the Company to defer the principal portion of its scheduled payments of up to $3 million, providing the Company meets certain conditions. In order to conserve working capital the Company began deferring principal payments of approximately $450,000 on September 1, 2005 through December 1, 2005. This action was necessary due to the continued delays in receiving the necessary approvals to begin operating the Big Easy and the Company's current negative working capital position.

     (G) December 2005 Transactions

     In December 2005, the Company borrowed from and issued a note payable in the amount of $535,744 to PDS Gaming in order to cover our required debt service interest payment on December 10, 2005. See Note 10.

     (H) On October 30, 2005, we breached our loan agreements because we did not meet the minimum EBITDA covenants and beginning January 10, 2006 through March , we were in default of our loan agreements for not making the principal and interest payments due under the vessel leases for the three month period. As a result, the interest rate on the loans increased an additional 2.5% or to 19.5% retroactive to November 1, 2005. With the additional interest rate, interest payments due on the leases is approximately $500,000 per month.

     (I) Forbearance Agreement

     On March 23, 2006, International Thoroughbred Breeders Inc, together with certain of its subsidiaries (the Company) and certain companies owned or controlled by Francis W. Murray, our CEO, (all being the same companies which entered into the Loan and Security Agreement with PDS Gaming Corporation and certain of its subsidiaries on June 30, 2005) entered into a Forbearance Agreement effective March 22, 2006 with PDS Gaming Corporation. Under the Agreement the Lender has agreed not to enforce its rights and remedies against the Borrower's due to their being in default on several loan covenants and payment obligations. The Agreement permits the Company to defer the payments on our loan and equipment lease payments until June 1, 2006. However, an interest only payment on the loan in the amount of $572,400 was due May 1, 2006, along with an equipment lease payment of $113,500. As of May 22, 2006 these payments have not been made and we are negotiating with our lender to waive or extend the payment and the forbearance terms. A fee of $165,796 was charged by the lender for the Forbearance Agreement. This fee has been added to the outstanding lease balances. Additionally, the Company will pay the lenders a fee of $331,592 which fee is deferred until the sale or refinance of collateral or final maturity which ever occurs first, and the Company will pay costs and expenses of approximately $150,000. As of May 22, 2006, we are in default of the Forbearance Agreement and all

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

obligations can automatically become immediately due and payable, including all obligations under the leases without notice or demand, provided that the Lender may rescind such acceleration in its sole discretion.

     Under the Agreement, upstream payments to the parent company are being permitted in the approximate amount of $19,000 per week. To date, the lender has permitted the upstream of funds to continue despite our not making the required May 1, 2006 payment.

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

     During the Forbearance Period the lender has agreed to discuss amendments to each of the Loan Documents with the credit parties, at the lender's discretion.

     During the forbearance period the Company is to use its best efforts to sell or refinance the Big Easy Vessel and reduce the loan balance with the proceeds from such a transaction. We do not expect to be able to make the May 1, 2006 or the June 1, 2006 payment if such a transaction is not completed or if future terms are not re-negotiated.

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

     The transaction described in Note 4 also included the charter of the Big Easy and a lease for gaming equipment aboard that vessel. As a result of the June 30, 2005 PDS transaction, we have accounted for the Big Easy charter as a capital lease. Principal payments on the Big Easy portion of the PDS loan of $12.6 million will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. The transaction described in note 4 also permits the Company to purchase the Big Easy for the appraised value of the vessel which shall be determined upon the refitting and refurbishing of the vessel. The Company has determined the value of the Big Easy by capitalizing the total of: 1) the costs it had incurred for improvements it had made to the Big Easy; and 2) all payments required under the PDS Gaming loans.

     The transaction described in Note 4(B) included a lease for gaming equipment aboard the vessel, Royal Star. The gaming equipment lease will be accounted for as an operating lease.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Vessels, plant and equipment at March 31, 2006 include the following amounts for capitalized leases:

Vessel, Palm Beach Princess                  $           17,500,000

Vessel, Big Easy                                         20,305,348
                                                  -----------------
Less: allowance for depreciation                         (2,451,077)
                                                  -----------------
Capital Leases                               $           35,354,271
                                                  =================

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2006:

Period ending March 31,
                         2006                $           12,815,689
                         2007                             8,255,653
                         2008                             8,019,852
                         2009                            13,372,335
                                                  -----------------
Total minimum lease payments                 $           42,463,529
Less: amount representing interest                      (13,319,260)
                                                  -----------------
Present value of net minimum lease payment   $           31,144,269
                                                  =================

The following is a schedule of lease liabilities due to PDS at March 31, 2006:

                                                                                      March 31, 2006
                                                               ------------------------------------------------------------
Vessel                                                            Short-Term            Long-Term               Total
----------------------------------------------------------     ----------------     ------------------     ----------------
Palm Beach Princess                                        $          6,908,395  $           7,540,273  $        14,448,668
Big Easy                                                              3,205,594              9,990,007           13,195,601
Royal Star                                                              676,452              2,232,085            2,908,537
                                                                ----------------     ------------------     ----------------
Amount due to PDS for vessels                                        10,790,441             19,762,365           30,552,806

Less: Royal Star Note shown in Notes Payable (See Note 9)              (676,452)            (2,232,085)          (2,908,537)
Fair Market Valuation - Palm Beach Princess                                   -              3,500,000            3,500,000
                                                                ----------------     ------------------     ----------------
Total Short and Long Term Vessel Leases Payable            $         10,113,989  $          21,030,280  $        31,144,269
                                                               ================     ==================     ================

(6) NOTES RECEIVABLE

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

     Fair value and the collectability of this note was determined by financial statements and financial projections by the developer of the property. Now that a large portion of the mixed use project is about to open we believe that the future projections of cash flow from the project, along with historical financial statements provided by the developer and prices obtained on the re-sale of portions of the property give us a basis on which to develop assumptions which continue to indicate a fair value based on discounted cash flows in excess of the carrying value.

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

     The Company is not liable for repayment of the principal of the $5 million loan, however, the Company is obligated to pay interest and fees on such loan aggregating $600,000 per year ($50,000 per month) for five (5) years. Due to our negative cash position, we have not made the $50,000 per month payment since January 2005.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

(7)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                            March 31, 2006   December 31, 2005
                                            --------------   -----------------
Long-Term Prepaid Loan Costs - Net of
amortization in the amount of ($655,337)
and ($362,424), respectively               $    1,153,540    $     1,411,976

Port Lease Rights                                 250,000            250,000

Other Misc. Assets                                358,072             72,780
                                            --------------    --------------
         Total                             $    1,761,612    $     1,734,756
                                            ==============    ==============

(8)  VESSEL DEPOSITS AND DEPOSITS AND OTHER ASSETS - RELATED PARTIES

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

     (B)  Deposits and Other Assets - Related Parties:

                                                        March 31,   December 31,
                                                          2006         2005
                                                      -----------   -----------
Loans to the Ft Lauderdale Project (OC Realty, LLC) $   2,769,989 $   2,769,989
Accrued Interest on Loans to the Ft. Lauderdale
 Project (OC Realty, LLC)                               1,618,740     1,577,190
Goodwill on Purchase of GMO Travel                        193,946       193,946
Advances to PBMC                                            4,351           -0-
                                                      -----------   -----------
Total Deposits and Other Assets - Related Parties   $   4,587,026 $   4,541,125
                                                      ===========   ===========

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     (A) The following table represents the aging of accounts payable as of March 31, 2006 and December 31, 2005.

                       Total        Current     31-60 Days    61-90 Days   Over 91 Days
                     ----------     -------     ----------    -----------  ------------
March 31, 2006    $   7,979,021   $ 1,171,891  $    651,075   $    899,275  $   5,256,780

December 31, 2005 $   7,310,568   $   599,387  $  1,216,245   $  1,244,204  $   4,250,732


     (B) Accrued expenses consisted of the following as of March 31, 2006 and December 31, 2005

                                  March 31, 2006  December 31, 2005
                                  --------------  -----------------
Trade Payables                  $      2,308,181 $        1,673,635
Payroll and Related Obligations        1,303,634          1,819,604
Interest                                 770,014            725,272
Various State Taxes                       88,340             91,016
Prior State Tax Audit                    339,405            339,405
                                    ------------  -----------------
Total                           $      4,809,574 $        4,648,932
                                    ============  =================

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(10) NOTES AND MORTGAGES PAYABLE

     Notes and Mortgages Payable are summarized below. The capital lease transactions with PDS other than the Royal Star loan are carried under lease liabilities (See Note 4).

                                                               March 31, 2006                        December 31, 2005
                                          Interest %    -----------------------------------    -----------------------------------
                                          Per Annum        Current            Long-Term           Current            Long-Term
                                          ----------    --------------    -----------------    --------------    -----------------
International Thoroughbred Breeders,
Inc.:

PDS Gaming (A)                                   20%  $        541,102  $               -0- $         541,102  $               -0-
Francis X. Murray (B)                             8%           459,164                  -0-           459,164                  -0-
William H. Warner (B)                            12%            37,000                  -0-            37,000                  -0-
MBC Global (C)                                    9%           200,000                  -0-           200,000                  -0-
Westminister Investments (C)                      9%           150,000                  -0-           150,000                  -0-
Ryan Moore Trust (C)                              9%            25,000                  -0-            25,000                  -0-
James B. Moore Trust (C)                          9%            25,000                  -0-            25,000                  -0-
Other                                        Various             5,797                  -0-            36,595                  -0-

ITG Vegas, Inc.:

PDS Gaming (D)                                 22.5%           676,452            2,232,085           277,625            2,456,213
Maritime Services, Corp. (E)                      9%           155,696                  -0-           166,156                  -0-
International Game Technology (F)                 8%           161,160               71,995           221,297               59,568
Others                                       Various            41,204               47,828            35,009               33,540

Garden State Park:

Service America Corporation (G)                   6%           160,000                  -0-           160,000                  -0-
                                                        --------------    -----------------    --------------    -----------------
                 Totals                               $      2,637,575  $         2,351,908 $       2,333,948  $         2,549,321

Net Liabilities of Discontinued
  Operations - Long Term                                      (160,000)                 -0-          (160,000)                 -0-
Related Party Notes                                           (496,164)                 -0-          (496,164)                 -0-
                                                        --------------    -----------------    --------------    -----------------
Totals                                                $      1,981,411  $         2,351,908 $       1,677,784  $         2,549,321
                                                        ==============    =================    ==============    =================

     (A) On December 9, 2005,  the Company  executed and  delivered a promissory note in the original principal amount of $541,102 to PDS Gaming. The proceeds of the note were used to make several December 9, 2005 interest payments due on the PDS Transactions. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $20 million at which time the interest rate will be reduced to 15%

     (B) On March 1, 2003, we issued a promissory note for a line of credit bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at June 30, 2005 was $159,164 and accrued interest was $29,052. On September 19, 2005 Mr. Murray lent an additional $300,000 to the Parent Company. At March 31, 2006 the outstanding balance on the line of credit was $459,164 and accrued interest was $38,743. In fiscal 2003 and fiscal 2005, we issued promissory notes for $24,000 and $13,000 respectively, bearing interest at 12% to William H. Warner, Secretary of the Company. The outstanding balance is due on demand. The

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

proceeds from both notes were used for working capital.

     (C) On November 9, 2005, we borrowed $400,000 from four (4) private parties and agreed to issue our promissory notes evidencing the loans. In consideration of the loans we also agreed to issue 3-year warrants to purchase 100,000 shares, in the aggregate of our common stock, exercisable at $2.50 per share. The loans, bearing interest at 9% per year, and the principal were due on December 9, 2005. The terms of the note required the Company to issue penalty warrants on December 9, 2005 to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share. If the notes are not paid by the 9th day of each month thereafter, we are required to issue additional penalty warrants to purchase 200,000 shares of common stock at the lesser of $2.50 per share or the then current market price per share for each month beginning January 9, 2006 until these notes are paid. Proceeds of the loans were used to pay interest then due on our secured indebtedness for borrowed money to PDS Gaming Corporation.

     (D) On January 5, 2005, the Company and its subsidiary, Royal Star Entertainment, LLC ("RSE"), executed and delivered a promissory note in the original principal amount of $2,850,000 (the "Note"). The Note is secured by RSE's Preferred Ship Mortgage. The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation. At closing, RSE paid a closing fee to the lender in an amount equal of $78,375,000 or 2.75% of the principal amount of the Note. The proceeds of the Loan were used to make improvements to the vessel Royal Star or to the vessel Big Easy. The Note was originally due on January 17, 2006, however, the PDS re-financing completed on June 30, 2005 extended the terms of this note to July 1, 2009. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $17 million at which time the interest rate will be reduced to 15%. We are currently paying a default interest rate of 22.5%

     (E) On May 20, 2005, the Company's wholly owned subsidiary, ITG Palm Beach, LLC ("ITGPB"), together with an affiliate, Palm Beach Empress, Inc. ("PBE") issued a seven month promissory note in the amount of $569,482 bearing interest at 9% to Maritime Services Corp. for drydock retrofit services performed on the Big Easy. A payment of $83,813 was due and paid on June 1, 2005, five (5) consecutive monthly installments of $83,813 were to be paid on the balance with a final Payment of $84,216 due on December 1, 2005. At March 31, 2006, the principal balance on the Maritime Services Corp. note was $155,696.

     (F) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 are to be paid on the balance. In March 2005, ITG Vegas, Inc. issued an additional thirty month promissory note in the amount of $387,463 bearing interest at 8.15% to International Game

Technology for the purchase of fully reconditioned gaming equipment. Thirty consecutive monthly installments of $14,319.49 are to be paid on the balance. At March 31, 2006, the principal balance on the two notes to International Game Technology was $233,155 of which $161,160 was classified as short term and the balance of $71,995 was classified as long term.

     (G) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company is continuing to negotiate new terms under this note and if unsuccessful the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $37,200 as of March 31, 2006.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(11) VESSELS AND EQUIPMENT

     Vessels  owned  and/or  leased  and  equipment  consist  of the  following:
Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

                                   Estimated Useful   March 31,     December 31,
                                   Lives in Years       2006            2005
---------------------------------- ----------------  -----------   ------------
Leased Vessel -
 Palm Beach Princess                       20       $ 17,500,000   $ 17,500,000
Leased Vessel -
 Big Easy                                  20         20,305,348     20,305,348
Vessel Not Placed in Service -
  Royal Star                              N/A          3,033,406      3,007,216
Equipment                                5-15          3,574,213      3,334,079
Leasehold Improvements                  15-40            918,999        988,625
                                                      ----------    -----------
Totals                                                45,135,268     45,331,966

Less Accumulated Depreciation
 and Amortization                                     (4,995,216)    (4,024,434)
                                                      ----------    -----------
                                                    $ 40,336,750   $ 41,110,834
                                                      ==========    ===========

(12) RELATED PARTY DEBT

     The following schedule represents related party debt (See Note 17 - Related Party Transactions):

                                                          March 31, 2006                            December 31, 2005
                                               -------------------------------------     ---------------------------------------
                                                  Short-Term            Long-Term            Short-Term            Long-Term
                                               ----------------      ---------------     ------------------     ----------------
Accrued Wages due to and Advances
 from Francis W. Murray                      $          521,255   $              -0-   $            531,353   $              -0-
Advances from Palm Beach Maritime Corp.
 (Francis W. Murray ownership)                              -0-              196,164                    -0-              653,571
                                               ----------------      ---------------     ------------------     ----------------
          Total Debt - Related Parties       $          521,255   $          196,164   $            531,353   $          653,571
                                               ================      ===============     ==================     ================


(13) COMMITMENTS AND CONTINGENCIES

     See Note 4 for additional commitments and contingencies with respect to the PDS Transactions.

     See Notes 12 and 17 for additional commitments and contingencies of the Company and transactions with related parties.

     See Note 18 with respect to events and developments after March 31, 2006.

     On February 1, 2006 we indefinitely suspended operations of the vessel the "Big Easy" until further notice and released the Big Easy employees. The Company has requested an extension from the United States Coast Guard to complete the installation of bulkhead insulation on-board the vessel because the contractor doing the work was unavailable until mid-February 2006. However, the Coast Guard denied the request. As a result the Coast Guard has removed the vessel's Certificate of Inspection until the installation is completed. This work has been substantially completed.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The vessel passed Coast Guard approval to operate on October 11, 2005, but because of the continuing effects of hurricane Wilma, inclement weather and rough seas, mechanical problems and our inability to meet the minimum employee counts per Coast Guard regulations, we did not begin operations until mid November. On February 1, 2006 we indefinitely suspended operations of the Big Easy after two and one half months of operations. On that date the Coast Guard had denied our request for an extension to complete certain work and the Coast Guard rescinded our Certificate of Inspection until the work was completed. The Coast Guard's decision, coupled with an inadequate number of on-board personnel due to the Coast Guard administrative delays in licensing our personnel, was the latest in a series of unforeseen business circumstances which had limited management's ability to introduce the Big Easy to the market and necessitated the suspension of Big Easy commercial cruise operations indefinitely. We intend to explore all of our options including changing the Big Easy from a U.S. to a foreign flag vessel which would require less administrative dependency on the U.S. Coast Guard. Relocation of the Big Easy to a new domestic or foreign port is being explored.

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

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

it was estimated that the cost to remediate the site would be approximately $750,000. However, we now estimate that the total cost of clean up to be approximately $830,000 including costs we have already spent according to the environmental consulting firm handling this matter. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $617,000 during prior fiscal years 2000, 2001 and 2002. As of March 31, 2006 we have accrued $211,000 for the additional work. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. The Company will not receive any insurance reimbursement for our costs of this remediation project.

The following table summarizes commitments on non-cancelable contracts and leases as of March 31, 2006.

                                                         Twelve Month Period Ended March 31,
                                          -----------------------------------------------------------------   There-
                                             2007          2008          2009           2010         2011      after        Total
                                          ----------    ----------    ----------    -----------   ---------  ----------  -----------
Capital Leases:
   P.B. Princess - Principal & Interest $  8,197,446  $  4,274,274  $  4,985,911  $  11,770,094  $        - $         - $ 29,227,725
       Bare Boat Charter - Related Party     960,000       960,000       960,000        320,000           -           -    3,200,000
   Big Easy - Principal & Interest         4,618,243     3,981,379     3,033,942      1,602,240           -           -   13,235,804
       Bare Boat Charter - Related Party   1,200,000     1,200,000     1,200,000        400,000                            4,000,000
Notes and Mortgages:
   Principal & Interest                    2,364,352     1,092,604       995,699      1,447,862                            5,900,517
    Interest Only                            130,224                                                                         130,224
Deferred Interest Payments                   600,000       600,000       600,000                                           1,800,000
Operating Leases:
    Casino Equipment                       3,241,474     1,798,702       681,820              -           -           -    5,721,996
    Administrative & Office                  263,653       151,042        11,745          3,380           -           -      429,820
Purchase Obligations                         537,235        98,876        61,006         61,006      61,006     162,682      981,811
                                          ----------    ----------    ----------    -----------   ---------  ----------  -----------
Total                                   $ 22,112,627  $ 14,156,877  $ 12,530,123  $  15,604,582 $    61,006 $   162,682 $ 64,627,897
                                          ==========    ==========    ==========    ===========   =========  ==========  ===========

(14) LEGAL PROCEEDINGS

     LIQUOR LICENSE

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us in exchange for a refund of the $100,000 payment if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and we believe the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract it was the Company's position that we had the right to re-acquire the liquor license for $100,000 and exercised such right, however the lessee/buyer refused to perform. On January 18, 2006 the Company filed a Complaint in Camden County Superior Court of NJ, Chancery Division, (Civil Action No. C-7-06) against the defendants to protect its

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 interests in the license. In May 2006 the judge ruled against us in a bench ruling. It is the Company's intention to appeal this matter. The carrying value of the liquor license was $400,000 and as of March 31, 2006 we expensed off the $400,000 as a result of the preliminary ruling.

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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2006, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we recorded a $10.5 million impairment loss during the fiscal year ended June 30, 2004 and 2005 to reflect the estimated current market value of this note. (See Note 6-B)

(16) OPTIONS AND WARRANTS

     A.   STOCK BASED COMPENSATION

     In June 2005, the Company's Board of Directors adopted and approved the 2005 Stock Option and Award Plan (the "2005 Plan"). The 2005 Plan would permit the grant of options to purchase up to 1,300,000 shares of Common Stock at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. The 2005 Plan will terminate unless approved by the shareholders within one year of the Board's adoption.

     Due to the Company's continuing cash shortages it is highly unlikely that we will have the funds available to conduct a stockholder meeting before June 30, 2006. Therefore we fully expect the 2005 Stock Option and Award Plan to expire along with the options that were granted under that plan. No expenses have been recognized for the 300,000 options which were issued on June 27, 2005 and expected to expire on June 27, 2006.

     B. ISSUANCE OF ADDITIONAL WARRANTS

     In connection with our borrowing of $400,000 on November 9, 2005 we agreed to issue additional penalty warrants, exercisable for a period of three years, if the loan was not paid by January 9, 2006; we agreed to issue 200,000 warrants each month at a price of the lower of $2.50, or the market value on the day of issue in each month for each additional month until the loan is paid. Our stock price on January 9th was $2.45; on February 9th was $1.50; on March 9th was $1.25; on April 7th was $0.75 and on May 9th was $0.80. During the quarter ended March 31, 2006, we recognized a non-cash expense for the 600,000 warrants issued in the amount of $493,000.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The fair value of the warrants was estimated on the date of each grant using the Black-Scholes model utilizing the assumptions shown in the following table:

                                March 31, 2006
                                --------------
Expected volatility                20% - 140%
Risk-free interest rate                  4.7%
Expected term                         3 Years

     In determining expected volatility, we based the assumptions using a ceiling of the higher prices over the last year. Our stock is traded on the "Pink Sheets" of the over-the-counter market and our stock prices and number of shares traded have historically been very erratic.

(17) RELATED PARTY TRANSACTIONS

     See  Footnote  4  for  related   party   transactions   regarding  the  PDS
Transaction.

     During the third quarter of Fiscal 2001, we invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. In connection with one such project, the Board of Directors approved advances, as loans, of up to $1.5 million to a limited partnership in which Francis W. Murray owned, at that time, an 80% equity interest and owned the general partner, the proceeds of which were to be used to pay costs and expenses for development of a golf course in Southern California. In Fiscal 2003, the limited partnership's indebtedness to us, including principal of $735,584 and accrued interest, in the amount of $193,957 was assumed by OC Realty, LLC, a Florida limited liability company which is owned by Francis W. Murray and which owns the second real estate project (Ocean Club) described below. Such indebtedness was due December 31, 2004, but was extended by the Board of Directors to December 31, 2007, and bears an interest rate of 6% and is now scheduled to be paid upon the completion of the Ocean Club. These balances are shown in the "Deposits and Other Assets - Related Parties" section of the Balance Sheet (See Footnote 8 (B)).

     In the second project, Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. As of December 31, 2005, we had lent $2,034,405 in total to the project and we have accrued interest in the amount of $1,383,233 on the loan. These balances are shown in the "Deposits and Other Assets - Related Parties" section of the Balance Sheet (see Footnote 8 (B)). These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Reality based on comparable sales of like units in the marketplace which suggest demand is strong and prospective sales of the project's condominium units will be adequate to meet its obligations and provide sufficient return to OC Realty with which to pay OC Realty's debt to us.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

(18) SUBSEQUENT EVENTS

     (A)  Expiration of 2005 Stock Option and Award Plan - See Note 16.

     (B)  Forbearance Agreement with PDS Gaming Corporation. See Note 4-I

     (C)  Issuance of additional Warrants. See Note 16-B

     (D) On May 16, 2006, the Big Easy was moved form the port of Palm Beach to St. Petersburg, Florida for wet storage.

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

     During the course of retrofitting and getting the Big Easy operational, we were required to raise the significant funding needed to accomplish the goal of making this vessel comply with U.S. Coast Guard regulations and placing this vessel into service. We entered into various debt service agreements throughout Fiscal 2005, primarily with PDS Gaming ("PDS"), which at June 30, 2005 amounted to approximately $29.3 million. The loans are secured by mortgages on the Palm Beach Princess and the Big Easy as well as virtually all of the assets of ITGV and its subsidiaries, including the vessel Royal Star in addition to pledges of our stock in ITGV and its subsidiaries, and collateral assignments of certain promissory notes payable to us. We, along with Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies affiliated with our Chairman, Francis W. Murray, have guaranteed the loans.

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

Liquidity and Capital Resources

     Our cash flow from operations is primarily dependent upon the cash flows from ITG Vegas, which operates the vessel, M/V Palm Beach Princess. During the three months ended March 31, 2006, the Palm Beach Princess operations generated approximately $2.7 million of cash (net of operating expenses) which was insufficient for our consolidated needs, thus we had to rely on other adjustments in our operations to meet our cash requirements.

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

     During the past few fiscal quarters, we extended the terms of our payables and as a result, our accounts payable and accrued expenses exceeded our cash by approximately $12 million as of March 31, 2006. We continued to defer payments on vessel and equipment leases, on notes payable and charter hire fees and continue to defer the salary of our Chairman.

     Our cash flows were negatively impacted by the delay in putting the Big Easy in full service, caused by delays in obtaining certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. The costs associated with refurbishing and retrofitting the Big Easy for placing it in service increased substantially due to upgrades to the vessel, expansion of our Mardi Gras- theme build out, and improvements required by the Coast Guard, further depleting our working capital from our original estimate and required us to borrow additional funds which increased our interest expense. These borrowings will continue to adversely affect our cash flows in the future. More than 150 crew members and other employees were hired and trained during this period and employees who normally worked exclusively for the Palm Beach Princess spent time completing assignments for the Big Easy, putting a severe drain on our operational efforts and our cash flow during this period.

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

     During our 2004 fiscal year, we purchased a third vessel, the Royal Star. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. The vessel had been placed in wet storage and delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel. During the three months ending March 31, 2006, the carrying costs for the Royal Star were approximately $386,000 before interest expense.

     Our debt to PDS Gaming for the vessel leases was $29.3 million on June 30, 2005, with interest rates ranging from approximately 15.3% to 20%. We have not made the required interest and principal payments since December 1, 2005 and the PDS loan balances are $30,552,806 as of March 31, 2006 due to the accrued interest accumulating at an interest default rate of an additional 2.5%. We borrowed and additional $535,744 to make the December 2005 interest payment. We did not make the required debt service payments or the equipment lease payments to PDS from January through March 2006. On March 22, 2006 we entered into a Forbearance Agreement with PDS which will defer any payments due them until May 31, 2006, except for a payment of $686,000, due on May 1, 2006, and permit the upstream of funds to the Parent on a limited basis. During the Forbearance Period the lender has agreed to discuss amendments to each of the Loan Documents with the credit parties, at the lender's discretion. After the forbearance period payments of interest and principal of approximately $1.1 million will be due each month. During the forbearance period the Company is to use its best efforts to sell or refinance the Big Easy Vessel and reduce the loan balance with the proceeds from such a transaction. We do not expect to be able to make the May 1, 2006 and the June 1, 2006 payments if such a transaction is not completed or if future terms are not re-negotiated. As of May 22, 2006, the Forbearance Agreement is in default and we are negotiating with our lender to waive or extend the terms of the Forbearance Agreement signed on March 22, 2006.

     The Company is seeking refinancing, has liquidated its equine holdings and may be forced to sell other Company assets. We are also exploring opportunities to profitably deploy the Big Easy or the sale of this vessel. Absent asset sales, refinancing or the profitable deployment of the Big Easy, we will not be able to make the payments which was due on May 1, 2006 and our debt service payments beginning on June 1, 2006. No assurances can be given that the Company will be successful in these endeavors prior to June 1, 2006 or thereafter.

     Our working capital as of March 31, 2006 was a negative ($22.6 million) as compared to a negative amount of ($15.6 million) at December 31, 2005. The decrease in working capital of $ 7 million during the past three months was primarily due to the net effect of cash used to fund our operating losses and increasing the amounts due PDS on a short term basis by $4.9 million which amount represents the vessel and equipment lease amounts deferred during the March quarter.

     Our cash flow and negative working capital circumstances worsened during the three months ended March 31, 2006 due to:

          o operating losses suffered by the Big Easy from January 1st to January 31st due to her limited sailing schedule in which scheduled cruises were cancelled due to Coast Guard restrictions, mechanical problems, high seas, or scheduling conflicts with the Palm Beach Princess.

          o costs to carry the Big Easy after the vessel was taken out of service on February 1, 2006,

          o    costs to carry the Royal Star and

          o expenses paid for costs of the Holding Company and other developmental costs of $692,000

     The following table summarizes commitments on non-cancelable contracts and leases as of March 31, 2006.

                                                         Twelve Month Period Ended March 31,
                                          -----------------------------------------------------------------   There-
                                             2007          2008          2009           2010         2011      after        Total
                                          ----------    ----------    ----------    -----------   ---------  ----------  -----------
Capital Leases:
   P.B. Princess - Principal & Interest $  8,197,446  $  4,274,274  $  4,985,911  $  11,770,094  $        -  $        -  $29,227,725
       Bare Boat Charter - Related Party     960,000       960,000       960,000        320,000           -           -    3,200,000
   Big Easy - Principal & Interest         4,618,243     3,981,379     3,033,942      1,602,240           -           -   13,235,804
       Bare Boat Charter - Related Party   1,200,000     1,200,000     1,200,000        400,000                            4,000,000
Notes and Mortgages:
   Principal & Interest                    2,364,352     1,092,604       995,699      1,447,862                            5,900,517
    Interest Only                            130,224                                                                         130,224
Deferred Interest Payments                   600,000       600,000       600,000                                           1,800,000
Operating Leases:
    Casino Equipment                       3,241,474     1,798,702       681,820              -           -           -    5,721,996
    Administrative & Office                  263,653       151,042        11,745          3,380           -           -      429,820
Purchase Obligations                         537,235        98,876        61,006         61,006      61,006     162,682      981,811
                                          ----------    ----------    ----------    -----------   ---------  ----------  -----------
Total                                   $ 22,112,627  $ 14,156,877  $ 12,530,123  $  15,604,582  $   61,006  $  162,682  $64,627,897
                                          ==========    ==========    ==========    ===========   =========  ==========  ===========

Outlook;

     Based on our historical level of operations of the Palm Beach Princess we believed that cash generated from operations will not be adequate to meet our anticipated loan payment requirements and our other working capital needs. The Big Easy began limited regular passenger service in November 2005, however operations were suspended on February 1, 2006. While we have substantially reduced the operating losses for the Big Easy effective February 1, 2006 with its suspension of service, we will continue to incur costs while the vessel is held in wet storage along with the Royal Star.

     We will need additional funds to meet our working capital deficiency, debt service needs and operating losses. However we have no present commitments to obtain such necessary funds. The failure to obtain such funds on a timely basis may require us to curtail operations, sell assets (such as the Royal Star or our Note Receivable on the Cherry Hill Property) or cease operations, and may lead to default in our debt service payments, which could lead to foreclosures on the vessels.

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

Notes Receivable

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended, requires management judgments regarding the future collectability of notes receivable and the underlying fair market value of collateral. As a result of the sale of the Garden State Park Racetrack property in Cherry Hill NJ, and the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, NV, portions of the proceeds from each sale were paid in the form of promissory notes. During the fiscal year ended June 30, 2004 we sold the note receivable we held on the Las Vegas, NV property for cash and other future benefits including a second note payable solely from profits of the Cherry Hill, NJ property (Second Cherry Hill Note). We had previously received a note receivable from the sale of the Garden State Park property in the amount of $10 million (original Cherry Hill Note) and together, these notes are classified on the Balance Sheet as Long Term Notes Receivables in the amount of $14,278,651 as of December 31, 2005. Estimates are required to be used by management to assess the recoverability of our notes receivable. We regularly review our receivables to determine if there has been any decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate financial balance sheets, earnings and cash forecasts of the Cherry Hill developer. Our returns on the Cherry Hill Notes are subject to debt incurred by the property and the developer's capital contributions that precede the debt owed to us. Our returns are also subject to factors affecting the profitability and saleability of the project. Our assumptions, estimates and evaluations are subject to the availability of reliable data and the uncertainty of predictions concerning future events. Accordingly, estimates of recoverable amounts and future cash flows are subjective and may not ultimately be achieved. Should the underlying circumstances change, the estimated recoverable amounts and future cash flows could change by a material amount.

     When making our impairment review for the year ended June 30, 2004 for the Note Receivable on the Las Vegas property we determined that after this note was transferred to the Cherry Hill property (the Second Cherry Hill Note) a portion of it should be impaired by $12,786,589 (or a net of $10,000,000 when offset by $2,786,589 of deferred gain on the sale of the Las Vegas property) based on the collectability of the note since we already held a note in the amount of $10,000,000 on that same property. Additionally during the year ended June 30, 2005 an additional impairment charge of $500,000 was recorded on the Second Cherry Hill Note because projected future events did not materialize.

Valuation of Vessels and Vessel Deposits - Related Parties

     We charter vessels, the Palm Beach Princess and the Big Easy, directly from companies owned or controlled by our Chairman and CEO. The charter and PDS Gaming loan agreement for the Palm Beach Princess has been accounted for as a capital lease. In accordance with our lease and purchase agreement for the Palm Beach Princess we have the right to purchase the vessel for $17,500,000 at the end of the lease term, and up to $14 million of principal payments to be made by us and allocable to the Palm Beach Princess debt will be credited toward the purchase price. The carrying value of the Palm Beach Princess of $17,500,000 is less than the fair value appraisal on the vessel. The charter and PDS Gaming loan agreement for the Big Easy has also been accounted for as a capital lease. In accordance with our lease and purchase agreement for the Big Easy we have the right to purchase the Big Easy for the appraised value of the vessel which would be determined upon the refitting and refurbishing of the vessel. The Company has determined the capital lease value of the Big Easy by capitalizing the total of:
1) the costs it had incurred for  improvements  it had made to the Big Easy; and
2) all payments required under the PDS Gaming loans.

     The Company has credits in the amount of $9,726,377 which are available to use against the purchase costs for the vessels. See footnote 8 to our financial statements with respect to the credits which are available against the purchase costs of the vessels. Should the Company elect not to purchase one or either vessel at the end of the lease, the Company could lose some or all of the value of the credits unless other terms are negotiated with the owner of the vessels.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

     The  following  are the most  important  factors and trends that affect our
operating   performance  and  the  comparability  of  historical  results,  both currently and in the future:

     We are currently dependent upon operating revenues from the Palm Beach Princess to pay the wet dock storage, interest, debt service and equipment lease costs of the Big Easy and the Royal Star. Big Easy operational losses have adversely affected our cash flow. We could face significant challenges in managing and integrating the combined operations of the Big Easy and the M/V Palm Beach Princess should we relocate the Big Easy to a different port or reinstate its operation in Palm Beach. Any future integration of the Big Easy operation will require dedication of management resources that may temporarily divert attention from our day-to-day business.

     After receiving proceeds of $2.3 million in June 2005, subsequent additional PDS debt financing and with accrued interest on the unpaid monthly payments, we have approximately $30.6 million of indebtedness outstanding to PDS as of March 31, 2006. We have been unable to make the required monthly debt service payments required under the PDS loans since December 2005 and have borrowed additional funds in order to make interest payments due under the debt agreement. We have extended payment terms of our accounts payable in order to conserve working capital. This action could jeopardize the relationships with our vendors and we may be forced to find alternative sources for some of our suppliers and professional advisors, further disrupting our operations. We may incur additional indebtedness in the future. Our level of indebtedness will have several significant effects on our future operations, including the following:

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

     Since our accounting periods consist of a 4-4-5 week quarter, from time to time an additional week is included in the first period to adjust our period ends to more closely match a calendar year end. For example, the period ended March 31, 2005 contained 14 weeks compared to the 13 weeks of the period ended March 31, 2006.

     Consolidated

     The table below separately identifies and compares the revenues, expenses and net income before taxes of our vessels and other operating subsidiary companies as shown on the Consolidated Statement of Operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

                                         Three Months Ended                                       Three Months Ended
                                           March 31, 2006                                          March 31, 2005
                          ------------------------------------------------------ --------------------------------------------------
                           Palm Beach       Big        Holding Co &                Palm Beach       Big       Holding Co &
                           Princess         Easy       Other Subs      Total       Princess         Easy     Other Subs    Total
                              ($)           ($)            ($)         ($)            ($)          ($)          ($)        ($)
                          ------------- ------------ ------------- ------------- ------------- ------------ ----------- -----------
Operating Revenues:

  Gaming                     7,790,587       62,739             -     7,853,326     8,489,580            -           -    8,489,580
  Fare                         954,684        6,332             -       961,016     1,076,323            -           -    1,076,323
  On Board                     418,614        9,418             -       428,032       599,464            -           -      599,464
  Other                              -            -       151,222       151,222             -            -     115,618      115,618
                          ------------- ------------ ------------- ------------- ------------- ------------ ----------- -----------
                   Total     9,163,885       78,489       151,222     9,393,596    10,165,367            -     115,618   10,280,985
                          ------------- ------------ ------------- ------------- ------------- ------------ ----------- -----------

Operating Costs and Expenses:

 Gaming                      2,338,677      869,241             -     3,207,918     2,592,901            -           -    2,592,901
 Fare                          599,192       86,804       108,976       794,972     1,145,362            -     101,934    1,247,296
 On Board                      220,734       21,717             -       242,451       286,832            -           -      286,832
 Maritime & Legal            1,803,439      956,920             -     2,760,359     1,813,085            -           -    1,813,085
 G & A Expenses                514,981      329,282       598,140     1,442,403       306,958            -     420,196      727,154
 Development Costs                   -            -        94,147        94,147             -    1,109,311     212,002    1,321,313
 Royal Star
     Development Costs               -            -       385,956       385,956             -            -      12,336       12,336
Equine Dev Costs                     -            -             -             -             -            -     149,328      149,328
Impairment of Assets                 -            -       400,000       400,000             -            -     100,000      100,000
Dep & Amort                    641,435      411,104         2,879     1,055,418       552,222            -       4,273      556,495
                          ------------- ------------ ------------- ------------- ------------- ------------ ----------- -----------
                   Total     6,118,458    2,675,068     1,590,098    10,383,624     6,697,360    1,109,311   1,000,069    8,806,740
                          ------------- ------------ ------------- ------------- ------------- ------------ ----------- -----------

Operating Income (Loss)      3,045,427   (2,596,579)   (1,438,876)     (990,028)    3,468,007   (1,109,311)   (884,451)   1,474,245

Other Income (Expense):

  Interest &
  Financing Expenses          (840,636)    (895,657)     (248,147)   (1,984,440)     (563,398)            -    (76,026)    (639,424)

  Interest &
  Financing Expenses - RP     (241,460)    (300,000)       (9,505)     (550,965)     (259,702)            -           -    (259,702)

  Warrant Expense                    -            -      (493,300)     (493,300)             -            -           -           -

  Interest Income                  649            -             -           649         9,493            -           -        9,493

  Interest Income - RP          64,541            -         7,244        71,785        62,178            -       7,327       69,505
                          ------------- ------------ ------------- ------------- ------------- ------------ ----------- -----------
                   Total    (1,016,906)  (1,195,657)     (743,708)   (2,956,271)     (751,429)            0    (68,699)    (820,128)
                          ------------- ------------ ------------- ------------- ------------- ------------ ----------- -----------
Income (Loss) Before Tax     2,028,521   (3,792,236)   (2,182,584)   (3,946,299)    2,716,578   (1,109,311)   (953,150)     654,117
                          ============= ============= ============  ============ ============= ============ =========== ===========

     Revenues decreased $987,389 primarily as a result of the net effect of the revenues generated by the Palm Beach Princess decreasing by $1 million, offset in part by the Big Easy revenues generated during the month of January 2006. The period ended March 31, 2005 included an additional week as compared to the period ended March 31, 2006.

     Operating expenses increased approximately $2 million, or 24%, from $8,806,740 in the three months ended March 31, 2005 to $10,876,924 in the three months ended March 31, 2006 primarily the result of:

o an increase in the operating costs for the Big Easy of approximately $2.7 million for the quarter as compared to the prior year when we only incurred start-up costs during the comparative quarter of $1.1 million;

o an increase in the carrying costs for our Royal Star vessel of $373,620, which vessel has been in wet dock storage since its purchase. The increase was primarily caused by the payments we are making on the gaming equipment placed aboard the vessel in January 2005 whereas last year the payments on the equipment were interest only and classified as an interest expense;

o an increase in Depreciation and Amortization of $498,923 primarily as a result of depreciation being recorded on the Big Easy;

o    an increase in the Parent Company administrative expense of $66,722;

o the impairment of the liquor license in the amount of $400,000 as compared to an impairment of a note receivable in the amount of $100,000 during the comparative quarter last year; offset by

o    a decrease in operating expenses for the Palm Beach Princess of $330,000;

o a decrease in equine operating costs of $150,000 because the Company terminated its equine operations on December 31, 2005; and

o a decrease in other development costs of $140,000 since the Company was forced to reduce its costs in search for new gaming opportunities.

     The Operating (loss) for the three months ended March 31, 2006 was ($990,028) as compared to income of $1,474,245 for the comparative period of last year.

     Other expenses increased by approximately $2.1 million as a result of an increase in the interest and financing expense due to: 1) the higher debt levels on the vessel leases; 2) higher interest rates as a result of the penalty interest incurred on the $30 million loan from PDS; 3) a $165,800 forbearance fee; 4) interest for the Big Easy being capitalized during its reconstruction period for the quarter ended March 31, 2005; and 5)an increase in the costs of warrants granted for financing in the amount of $493,300.

     The Net (Loss) for the three months ended March 31, 2006 was ($3,946,299) or ($0.35) per share as compared to income of $649,117 or $.06 per share for the three months ended March 31, 2005.

     For the three months ending March 31, 2006 the (loss) before interest, taxes, depreciation and amortization and an impairment loss, (Adjusted EBITDA) was $465,390 as compared to Adjusted EBITDA of $2,130,740 for the corresponding period. The decrease in Adjusted EBITDA of $1.7 million was primarily due to the losses sustained in the three months ended March 31, 2006 as detailed above. See the reconciliation of Adjusted EBITDA to net income for the three month periods ended March 31st below.

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

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                            Three Months Ended March 31,
                                            -----------------------------
                                                 2006             2005
                                            -------------     -----------
Total Adjusted EBDITA                   $        465,390  $     2,130,740
     Depreciation & Amortization              (1,055,418)        (556,495)
     Interest & Financing Expenses            (3,028,705)        (899,126)
     Interest Income                              72,434           78,998
     Tax Benefit (Expense) on Income                               (5,000)
Net Income (Loss) before Unusual Items        (3,546,299)         749,117
                                            -------------     -----------
     Impairment Loss                            (400,000)        (100,000)
                                            -------------     -----------
Net Income (Loss)                       $     (3,946,299) $       649,117
                                            =============     ===========


     Vessel Operations

     Palm Beach Princess

     During the current period net operating revenue from vessel operations was $9,163,885 as compared to $10,165,367. The decrease in revenue of $1 million during the comparable quarters is due to comparing the 13 weeks of operations during 2006 to 14 weeks of operations during 2005. The operating subsidiary which operates the Palm Beach Princess ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs normally create more comparability of the Company's quarterly operations by generally having an equal number of weeks (13) and weekend days in each quarter. Periodically, this system necessitates a 14 week quarter. The March 31, 2005 quarter was such a quarter, therefore, the number of cruises, revenues and expenses reported for the first Fiscal quarter of last year included one additional week of operations as compared to the first quarter of 2006. The average revenue per week during the first quarter ended March 31, 2006 was $704,914 compared to $726,098 for the first quarter of 2005. This was a result of a slight decrease in the revenue per passenger from $118.00 to $115.90.

     Casino operating expenses which also includes food, beverage and entertainment decreased $254,224 from $2,592,901 or 30.5% of casino revenue in 2005 to $2,338,677 or 30% of casino revenue in 2006 primarily the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

     During the month of January 2006, a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $161,465 of salaries allocated to the Big Easy were expensed as operating costs during the three months ended March 31, 2006 as compared to approximately $295,000 of salary costs that were expensed and $60,000 of salaries which were capitalized as part of the vessel costs during the three months ended March 31, 2005. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Sales, marketing and advertising expenses decreased $546,170 or 48%. The amounts incurred for marketing and advertising decreased because the Company did not have sufficient funds to spend due to our negative cash position. Maritime and legal expenses remained substantially unchanged.

     Administrative expenses increased $208,023 which reflects in part the decrease in the allocation of salaries to the Big Easy since the allocation was only done for one month in the current year.

     Finance expenses increased $265,477 as a result of the higher interest rate due to default interest being charged and a forbearance fee recorded during the quarter. Depreciation and amortization increased $89,213 from $552,222 for the three months ended March 31 2005 to $641,435 for the three months ended March 31, 2006.

     The income before income tax expense for the three months ended March 31, 2006 was $2,028,521 as compared to income before income tax of $2,716,578 in the comparable three month period of 2005.

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

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 13 weeks ended April 2, 2006 and for the 14 weeks ended April 3, 2005:

                                          Three Months Ended
                                        April 2,       April 3,
             Description                 2006            2005         Change
    --------------------------------   ----------     -----------   -----------
Passenger Count                            79,071          86,148       (7,077)
Number of Cruises                             179             196          (17)
Average Number of Passengers
  per Cruise                                  442             440            2
Net Revenue per Passenger            $     115.90   $      118.00  $     (2.10)

Revenue:
    Gaming                           $  7,790,587   $   8,489,580  $ (698,993)
    Fare                                2,450,167       2,680,977    (230,810)
    On Board                            1,109,233       1,151,464     (42,231)
    Less: Promotional Allowances
    Fare                               (1,495,483)     (1,604,654)     109,171
    On Board                             (690,619)       (552,000)    (138,619)
                                       ----------     -----------   ----------
    Net Operating Revenue               9,163,885      10,165,367   (1,001,482)
                                       ----------     -----------   ----------
Expenses:
    Gaming                              2,338,677       2,592,901     (254,224)
    Fare                                  599,192       1,145,362     (546,170)
    On Board                              220,734         286,832      (66,098)
    Maritime and Legal Expenses         1,803,439       1,813,085       (9,646)
    Administrative                        514,981         306,958      208,023
    Finance Expenses - Net              1,016,906         751,429      265,477
    Depreciation and Amortization         641,435         552,222       89,213
                                       ----------     -----------   ----------
Total Expenses                          7,135,364       7,448,789     (313,425)
                                       ----------     -----------   ----------
    Income Before Income
     Tax Expenses                    $  2,028,521   $   2,716,578  $  (688,057)
                                       ==========     ===========   ==========

     Big Easy

     The United States Coast Guard issued the Big Easy her Certificate of Inspection on October 11, 2005, following an extensive and unexpected delay in receiving such certification. The vessel's first official cruise to international waters was October 18, 2005. Due to the approaching Hurricane Wilma, the vessel was ordered out of the Port for safe haven following her afternoon cruise on October 19, 2005. Hurricane Wilma struck Florida on October 24, 2005. Due to the damages caused by Hurricane Wilma and vessel schedule conflicts, the Big Easy was unable to sail commercially until November 6, 2005. The unexpected delay in receiving the vessels' Certificate of Inspection, and the subsequent delays, damage and inconveniences caused by Hurricane Wilma immediately following the maiden voyage had a compounding adverse effect on the Company's ability to retain personnel. As a result, the Company experienced greater than normal attrition of Big Easy personnel, particularly those who carried Coast Guard-issued Merchant Marine cards (i.e. also known as z-cards). These are issued by the Coast Guard and serve as required documentation for those working on US flagged vessels to fill Coast Guard mandated muster station requirements). As the number of Merchant Marine card personnel became increasingly inadequate, it became increasingly difficult for management to meet muster station requirements, often forcing the cancellation of many sailings, particularly in December and January. The Coast Guard stopped issuing Merchant Marine cards suddenly and unexpectedly sometime in October, 2005. Adverse sea conditions in November and December were generally unfavorable for commercial sailing and were a contributing factor to several missed sailings. As a result of these numerous challenges the vessel was able to make only nineteen sailings in November; twenty-four sailings in December and eight sailings in January. On January 31, 2006 the Coast Guard denied the Company's request to provide an extension to complete certain mandated work and removed the vessels' Certificate of Inspection. On January 31, 2006, approximately one hundred Coast Guard Merchant Marine card applications relating to the Big Easy remained unprocessed by the Coast Guard for twelve weeks or longer.

     We were having challenges attracting customers to the Big Easy, given her inconsistent schedule of sailings. The initial delay in receiving a Certificate of Inspection and subsequent inconsistencies in scheduling caused significant negative cash flow and made advertising and promotional efforts difficult from both a financial and practical planning perspective. The lack of a consistent commercial service schedule caused insignificant customer support resulting in negative results. On February 1, 2006 we suspended operations indefinitely. During the three month period ending March 31, 2006 the Big Easy sustained an operational loss of approximately $3.8 million.

     See the breakdown of the Big Easy revenues and expenses for the quarter in the consolidated section of Management's Discussion.

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

     There have not been any significant changes that occurred during the fiscal quarter ended March 31, 2006 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION


ITEM 6. EXHIBITS

Exhibit                        Description of Exhibit
-------                        ----------------------

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.


May 22, 2006         /s/Francis W. Murray
                     ---------------------------------------------------------
                     Francis W. Murray, President, Chief Executive Officer and
                     Chief Financial Officer

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

Date: May 22, 2006     /s/Francis W. Murray
                       ----------------------------------
                       Chairman/Chief Executive Officer/Chief Financial Officer

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

Date: May 22, 2006      /s/Francis W. Murray
                        -------------------------------------------------------
                        Chairman/Chief Executive Officer/Chief Financial Officer

                                                                      Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Francis W. Murray
------------------------------
Name: Francis W. Murray
Title: Chief Financial Officer
May 22, 2006