Form 10-Q
period 2006-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2006-08-21
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2006
                               -------------------------------------------------
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
Yes   X     No
    -----     ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes         No  X
    -----     ----


     Indicate by check as to whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes         No  X
    -----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                        Outstanding at August 19, 2006
-----------------------------             ------------------------------
Common Stock, $2.00 par value                    11,367,487 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                     for the Six Months ended June 30, 2006
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                       PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Consolidated Balance Sheets
                  as of June 30, 2006 and December 31, 2005.............1-2

         Consolidated Statements of Operations
                  for the Three and Six Months ended
                  June 30, 2006 and 2005................................3

         Consolidated Statement of Stockholders' Equity
                  for the Six Months ended June 30, 2006................4

         Consolidated Statements of Cash Flows
                  for the Six Months ended
                  June 30, 2006 and 2005................................5

Notes to Consolidated Financial Statements..............................6-28

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......29-45

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk......................................46

         Item 4.  Controls and Procedures...............................46

PART II. OTHER INFORMATION

         Item 1A. Risk Factors .........................................47

         Item 2. Unregistered Sales of Equity Securities and
                 Use of Proceeds........................................47

         Item 3. Defaults Upon Senior Securities........................47

         Item 6. Exhibits ..............................................47

SIGNATURES        ......................................................48

CERTIFICATIONS..........................................................49

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                     ASSETS

                                                  June 30,
                                                    2006         December 31,
                                                 (UNAUDITED)         2005
                                                -------------    -------------
 CURRENT ASSETS:
        Cash and Cash Equivalents               $  1,095,285     $  1,846,239
        Accounts Receivable                          249,490          218,087
        Prepaid Expenses                           2,054,116        1,697,034
        Other Current Assets                         187,719          524,200
        Assets of Discontinued Operations              1,597          401,672
                                                -------------    -------------
             TOTAL CURRENT ASSETS                  3,588,207        4,687,232
                                                -------------    -------------


 VESSELS & EQUIPMENT
        Vessel - Palm Beach Princess -
         under Capital Lease                      17,500,000       17,500,000
        Equipment                                  3,878,904        3,334,079
        Leasehold Improvements                       918,999          988,625
        Vessel - Big Easy - under Capital
         Lease - Not in Service                   20,305,348       20,305,348
        Vessel Not Placed in Service -
          Royal Star                               3,054,735        3,007,216
                                                -------------    -------------
                                                  45,657,986       45,135,268
        LESS: Accumulated Depreciation
         and Amortization                          5,534,137        4,024,434
                                                -------------    -------------
             TOTAL VESSELS & EQUIPMENT - NET      40,123,849       41,110,834
                                                -------------    -------------


 OTHER ASSETS:
        Notes Receivable                          14,278,651       14,278,651
        Vessel Deposits - Related Parties          9,733,027        9,726,377
        Deposits and Other Assets -
         Related Parties                           4,587,077        4,541,125
        Deposits and Other Assets -
         Non-Related Parties                       1,359,350        1,734,756
        Spare Parts Inventory                      1,008,026        1,032,603
                                                -------------    -------------
             TOTAL OTHER ASSETS                   30,966,131       31,313,512
                                                -------------    -------------


 TOTAL ASSETS                                   $ 74,678,187     $ 77,111,578
                                                =============    =============


 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,
                                                      2006         December 31,
                                                   (UNAUDITED)         2005
                                                  -------------    -------------
 CURRENT LIABILITIES:
        Accounts Payable                          $  6,151,322     $  7,310,569
        Accrued Expenses                             4,604,753        4,519,508
        Accrued Expenses Bareboat Charter -
         Related Party                               1,235,995          129,425
        Short-Term Debt                              4,488,615        4,133,997
        Vessel Equipment Lease Payable - PDS         1,254,766                -
        Vessel Capital Lease Payable -
         Current Portion                            30,112,846       26,255,439
        Deferred Interest - Short-Term                 523,161          510,423
        Short-Term Debt - Related Parties              382,864          531,353
        Liabilities of Discontinued Operations         410,600          405,802
                                                  -------------    -------------
             TOTAL CURRENT LIABILITIES              49,164,922       43,796,516
                                                  -------------    -------------

 LONG-TERM LIABILITIES:
        Vessel Capital Lease Payable - Long Term
         Portion - Related Party                     3,500,000        3,500,000
        Long-Term Debt - Net of Current Portion         51,007           93,108
        Deferred Interest - Long-Term                  978,033        1,239,609
        Long-Term Advances From Related Parties        543,407          653,571
                                                  -------------    -------------
             TOTAL LONG-TERM LIABILITIES             5,072,447        5,486,288
                                                  -------------    -------------

 DEFERRED INCOME                                     1,523,557        1,559,388

 COMMITMENTS AND CONTINGENCIES                           -                -


 STOCKHOLDERS' EQUITY:
        Series A Preferred Stock, $100 Par Value,
           Authorized 500,000 Shares, 362,844
           Issued and Outstanding                   36,284,375       36,284,375
        Series B Convertible Preferred Stock, $10
           Par Value, Authorized 500,000 Shares,
           500,000 Issued and Outstanding            5,000,000        5,000,000
        Common Stock, $2 Par Value, Authorized
          25,000,000 Shares, 12,282,564,
          Issued and Outstanding                    24,565,125       24,565,125
        Capital in Excess of Par                    23,535,680       22,462,582
        (Deficit) (subsequent to June 30, 1993,
           date of quasi-reorganization)           (70,010,381)     (61,585,158)
                                                  -------------    -------------
                                                    19,374,799       26,726,924
        LESS:
           Treasury Stock, 915,077 Shares             (457,538)        (457,538)

                                                  -------------    -------------
             TOTAL STOCKHOLDERS' EQUITY             18,917,261       26,269,386
                                                  -------------    -------------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 74,678,187     $ 77,111,578
                                                  =============    =============


 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)


                                                           Three Months Ended                Six Months Ended
                                                                 June 30,                        June 30,
                                                       ----------------------------    -----------------------------
                                                           2006            2005             2006            2005
                                                       ------------    ------------    -------------   -------------
 OPERATING REVENUES:
        Gaming                                         $ 7,283,863     $ 7,213,088     $ 15,137,188    $ 15,702,668
        Fare                                               651,513         754,524        1,612,529       1,830,848
        On Board                                           435,108         513,814          863,141       1,113,278
        Other                                               57,472         117,520          208,695         233,138
                                                       ------------    ------------    -------------   -------------
                    NET OPERATING REVENUES               8,427,956       8,598,946       17,821,553      18,879,932
                                                       ------------    ------------    -------------   -------------

 OPERATING COSTS AND EXPENSES:
        Gaming                                           2,765,623       2,291,658        5,973,541       4,884,559
        Fare                                               676,040       1,117,214        1,471,012       2,364,511
        On Board                                           213,234         248,762          455,684         535,594
        Maritime & Legal Expenses                        2,300,639       1,715,709        5,060,998       3,528,794
        General & Administrative Expenses                1,100,795       1,216,442        1,956,407       1,523,400
        General & Administrative Expenses - Parent         686,279         547,305        1,274,071         967,501
        Ship Development Costs - Big Easy                        -       3,273,382                -       4,382,692
        Ship Development Costs - Royal Star                512,944         165,503          898,900         177,839
        Development Costs - Other                          210,980         109,682          304,127         235,178
        Equine Costs                                             -         212,155                -         447,989
        Depreciation & Amortization                        625,061         472,911        1,680,479       1,029,406
        Loss on Impairment of Assets                             -          50,000          400,000         150,000
                                                       ------------    ------------    -------------   -------------
                    TOTAL OPERATING COSTS AND EXPENSES   9,091,595      11,420,723       19,475,219      20,227,463
                                                       ------------    ------------    -------------   -------------

 OPERATING (LOSS)                                         (663,639)     (2,821,777)      (1,653,666)     (1,347,531)
                                                       ------------    ------------    -------------   -------------

 OTHER INCOME (EXPENSE):
        Interest and Financing Expenses                 (2,744,390)       (646,598)      (4,728,830)     (1,130,324)
        Interest and Financing Expenses - Related Party   (565,111)       (302,462)      (1,116,076)       (917,862)
        Cost of Warrants Granted for Financing            (579,798)              -       (1,073,098)              -
        Interest Income                                      2,149           7,750            2,798          13,454
        Interest Income Related Parties                     71,865          73,656          143,650         146,949
                                                       ------------    ------------    -------------   -------------
                    TOTAL OTHER INCOME (EXPENSE)        (3,815,285)       (867,654)      (6,771,556)     (1,887,783)
                                                       ------------    ------------    -------------   -------------

 INCOME (LOSS) BEFORE TAX PROVISION                     (4,478,924)     (3,689,431)      (8,425,222)     (3,235,314)
         Income Tax Expense (Benefit)                            -          90,000                -          90,000
                                                       ------------    ------------    -------------   -------------

 NET (LOSS)                                            $(4,478,924)    $(3,779,431)    $ (8,425,222)   $ (3,325,314)
                                                       ============    ============    =============   =============

 NET BASIC AND DILUTED (LOSS) PER COMMON SHARE         $     (0.39)    $     (0.37)    $      (0.74)   $      (0.32)
                                                       ============    ============    =============   =============

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Basic & Diluted                11,367,487      10,303,942       11,367,487      10,303,942
                                                       ============    ============    =============   =============


 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006


                                                          Series A          Series B Convertible
                                                          Preferred              Preferred                   Common
                                                   ----------------------  -----------------------   -------------------------
                                                   Number of               Number of                 Number of
                                                   Shares        Amount    Shares        Amount      Shares           Amount
                                                   -------   ------------  -------   -----------     ----------   ------------
BALANCE - DECEMBER 31, 2005                        362,844   $ 36,284,375  500,000   $ 5,000,000     12,282,564   $ 24,565,125

Warants Issued as Compensation                        -            -          -           -              -              -
Net(Loss for the Six Months Ended June 30, 2006       -            -          -           -              -              -

                                                   -------   ------------  -------   -----------     ----------   ------------
BALANCE - JUNE 30, 2006                            362,844   $ 36,284,375  500,000   $ 5,000,000     12,282,564   $ 24,565,125
                                                   =======   ============  =======   ===========     ==========   ============

                                                     Capital                      Treasury
                                                     in Excess                    Stock
                                                     of Par         (Deficit)     At Cost             Total
                                                   ------------   -------------   ----------       -------------
BALANCE - DECEMBER 31, 2005                        $ 22,462,582   $ (61,585,158)  $ (457,538)      $  26,269,386

Warants Issued as Compensation                        1,073,098          -            -                1,073,098
Net(Loss for the Six Months Ended June 30, 2006         -            (8,425,233)      -               (8,425,233

                                                   ------------   -------------   ----------       -------------
BALANCE - JUNE 30, 2006                            $ 23,535,680   $ (70,010,391)  $ (457,538)      $  18,917,251
                                                   ============   =============   ==========       =============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                           Six Months Ended
                                                               June 30,
                                                     --------------------------
                                                          2006         2005
                                                     ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  (LOSS) BEFORE DISCONTINUED OPERATIONS              $ (8,425,223) $ (3,325,314)
  Adjustments to reconcile income (loss)
    to net cash (used in)  provided by operating
    activities:
      Depreciation and Amortization                     1,680,479     1,029,406
      Expense of Warrants Granted                       1,073,098             -
      Interest Added to Capital Lease Debt - PDS        3,857,405             -
      Impairment of Assets                                400,000       150,000
      (Decrease) in Deferred Income                       (35,831)      (35,594)
      Changes in Operating Assets and Liabilities -
         (Increase) Decrease in Accounts Receivable       (31,403)   (1,282,769)
         (Increase) Decrease in Other Assets              336,481      (239,756)
         (Increase) in Prepaid Expenses                  (321,742)     (256,622)
         Increase in Accounts Payable and
         Accrued Expenses                               1,287,335     3,567,444
                                                     ------------  ------------
  CASH (USED IN) OPERATING ACTIVITIES BEFORE
     DISCONTINUED OPERATIONS                             (179,401)     (393,205)
  CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES        4,800        85,402
                                                     ------------  ------------
  NET CASH (USED IN) OPERATING ACTIVITIES                (174,601)     (307,803)
                                                     ------------  ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase and Improvements of Big Easy -
   Related Party                                                -    (7,315,923)
  Purchase and Improvements of Royal Star                       -      (564,229)
  Purchase Options in Big Easy - Related Party                  -    (2,973,575)
  Note Receivable Collected - Related Party                     -     2,600,749
  Advances -  Related Party                                     -    (2,246,355)
  Livestock Expenditures                                        -      (328,247)
  Capital Expenditures                                   (598,358)     (128,675)
  (Increase) Decrease in Other Investment Activity        435,082       226,363
                                                     ------------  ------------
  NET CASH (USED IN) INVESTING ACTIVITIES                (163,276)  (10,729,892)
                                                     ------------  ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Funds Received from PDS Notes & Other Lenders                 -    10,829,417
  Proceeds from Related Party Loans                             -     2,651,558
  Financing Costs                                               -    (1,120,240)
  Principal Payment on Stock Purchase Note                      -    (1,241,669)
  Advances (Paid) Received (to) From Related Parties       63,254       180,107
  Principal Payments on Short Term Notes                 (391,056)     (190,002)
  Principal Payments on Long Term Notes                   (85,686)     (574,387)
  Decrease in Balances Due to/from
   Discontinued Subsidiaries                                4,875        61,802
                                                     ------------  ------------
  CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
    BEFORE DISCONTINUED FINANCING ACTIVITIES             (408,613)   10,596,586
  CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES         (4,875)      (85,477)
                                                     ------------  ------------
  NET CASH (USED IN) PROVIDED BY
     FINANCING ACTIVITIES                                (413,488)   10,511,109
                                                     ------------  ------------
 NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (751,365)     (526,586)
      LESS CASH AND CASH EQUIVALENTS  FROM
      DISCONTINUED OPERATIONS                                 411            75
  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF THE PERIOD                                        1,846,239     1,640,895
                                                     ------------  ------------
  CASH AND CASH EQUIVALENTS AT END OF THE PERIOD     $  1,095,285  $  1,114,384
                                                     ============  ============

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
    Interest                                         $    114,921  $  4,940,781
    Income Taxes                                     $     78,130  $          -

         Supplemental Schedule of Non-Cash Investing and Financing Activities:
         During the Six Months ended June 30, 2006, the PDS interest expense for the period in the amount of $3,857,405 was added to the short term principal balance of the respective leases.

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

     The Company has recorded recurring losses from operations of $6.8 million, $1.9 million, $12.2 million and $8.4 million during the fiscal years ended June 30, 2004 and 2005, for the six months ended December 31, 2005, and for the six months ended June 30, 2006, respectively. These losses and the lack of working capital have caused us to be unable to comply with certain of our debt covenants and the Company has been unable to make its required debt service payments since December, 2005. On March 22 , 2006 we entered into a Forbearance Agreement with our lender, PDS Gaming Corporation ("PDS") which waived prior defaults and permitted us to defer making payment on our debt and certain equipment leases until May 31, 2006. On July 14, 2006, we entered into a First Amended and Restated Forbearance Agreement (the "New Agreement") which is effective from June 1, 2006 until August 29, 2006. The New Agreement defers payment of monthly principal and interest payments under our loan agreement and monthly rental payments under our equipment leases which otherwise would become due during the forbearance periods. We have agreed to retain a financial advisor to analyze and pursue strategic alternatives. The New Agreement requires us to sell one or more assets with closing date(s) targeted to occur no later than August 29, 2006, or otherwise refinance, and pay in full our obligations to PDS by the end of the forbearance period, August 29, 2006. Based upon the Company's historical operating performance we do not believe we will be able to bring ourselves into compliance with either the payment requirements or the EBITDA covenants. The uncertainty about the Company's ability to generate adequate cash from the sale of assets and cash flow from operations to service its debt and meet its debt covenants raises doubt about the Company's ability to continue as a going concern.

     The Company has taken various steps intended to reduce its losses and to increase its liquidity. As discussed in Note 13, the Company suspended the operation of the Big Easy. We will continue to incur expenses to maintain the vessel in wet storage; however, those amounts will be substantially less than when we were preparing the vessel for service and while operating the vessel.

     The Company is seeking refinancing, has liquidated its equine holdings and may be forced to sell other Company assets. We are also exploring opportunities to profitably deploy the Big Easy or sell this vessel. Absent asset sales, refinancing or the profitable deployment of the Big Easy, we will not be able to make our debt service payments beginning on September 1, 2006. No assurances can be given that the Company will be successful in these endeavors prior to September 1, 2006 or thereafter.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - International Thoroughbred Breeders, Inc., a Delaware corporation ("ITB" and together with its subsidiaries, the "Company"), was incorporated on October 31, 1980. Its principal operating subsidiary, ITG Vegas, Inc. ("ITG Vegas") is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly from the Port of Palm Beach, Florida, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, bars and lounges, swimming pool and sundecks. The casino occupies approximately 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, 29 table games, including blackjack, craps and roulette, 7 poker tables, and a sports wagering book.

     Using the funding provided by the PDS Transactions (see Note 4) and working capital, our subsidiary, ITG Palm Beach, LLC, began making alterations, retrofits and improvements to a second vessel, the Big Easy, to prepare it for use as a casino cruise ship. After numerous delays caused by start up problems and hurricane Wilma, we began limited regular

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

passenger service also from the Port of Palm Beach, Florida on November 12, 2005. On February 1, 2006 we indefinitely suspended operations of the Big Easy after two and one half months of operations because the Coast Guard removed the vessel's Certificate of Inspection until the installation of an insulating bulkhead was completed. The February 1, 2006 Coast Guard decision was the latest in a series of unforeseen business circumstances which limited management's ability to introduce the Big Easy to the market and necessitated the suspension of Big Easy commercial cruise operations indefinitely due to disappointing operating results.

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

     (E) Accounting Periods - The subsidiaries which operate the Palm Beach Princess and operated the Big Easy until February 1,2006 end their quarterly accounting periods on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days in each quarter. During the quarter ended June 30, 2006, these accounting periods ended on July 2, 2006 as compared to July 3, 2005 in the quarter ended June 30, 2005. Since our accounting periods consist of a 4-4-5 week quarter, from time to time an additional week is included in the first period to adjust our period ends to more closely match a calendar year end. For example, the period ended March 31, 2005 contained 14 weeks compared to the 13 weeks of the period ended March 31, 2006.

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

     (H) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight- line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense includes the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the three months ended June 30, 2006 and 2005, the amortized expense was $84,635 and $43,373, respectively and $169,270 and $90,082, respectively for the six month comparable periods.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     As a result of the PDS transactions (see Footnote 4) we are leasing the vessel M/V Palm Beach Princess and the Big Easy under capital lease arrangements. The Company began depreciating the M/V Palm Beach Princess during our previous fiscal year end of June 30, 2005 and began depreciating the Big Easy when it was placed in service on October 18, 2005. As a result of the Big Easy being removed from service during the quarter ended March 31, 2006 and the unlikelihood that the vessel will be returned to service in the immediate future, we discontinued depreciating the vessel. Financing fees in connection with the PDS financings, are being amortized over the life of the loans. For the three months ended June 30, 2006 and 2005, the amortized expense associated with these finance costs was $132,573 and $46,336, respectively and $228,479 and $120,044, respectively for the six month comparable periods.

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

     (I) Net Assets of Discontinued Operations - At June 30, 2006 and December 31, 2005, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

     (J) Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 148, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management recognized the costs incurred associated with the suspension of the Big Easy operations on February 1, 2006 in our quarter ended March 31, 2006 and future carrying costs will be recognized as incurred.

     In December, 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R is now effective for public companies for the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. In accordance with the new rule, the Company will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, effective July 1, 2005. Until July 1, 2005 the Company accounted for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of the stock options granted was equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. No options were granted during the six month period ended June 30, 2006.

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

     (O) Deferred Income - The gain from the sale of our Garden State Park property on November 28, 2000 in the amount of $1,439,951 has been deferred until such time as the note receivable on the sale has been collected. In connection with the PDS Transaction we have deferred the gain on the sale/leaseback of equipment of $101,522 over the term of the equipment lease.

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

(3)  SERIES B PREFERRED STOCK

     On July 13, 2005 the Company began accepting subscriptions for the purchase of shares of the Company's Series B Convertible Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"). The subscriptions for Series B Preferred Stock were received by the Company as part of a private offering of 500,000 shares of its Series B Preferred Stock, at a subscription price of $15.00 per share. As of December 28, 2005 the Company had accepted subscriptions for the purchase of 295,033 shares of Series B Preferred Stock and had received approximately $4 million in net cash proceeds. On December 29, 2005 our Chairman, Francis W. Murray, purchased all of the remaining Series B Preferred Stock which had not previously been sold in the private offering, amounting to 204,966 shares of Series B Preferred Stock, on the same terms as the private offering. We sold the Series B Preferred Stock to Mr. Murray in payment of $3,074,500 of debt which the Company had owed to Mr. Murray. This amount has not been included in the net cash proceeds amount of $4 million as indicated above.

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

     The Series B Preferred Stock will automatically be converted into common stock upon the effective date of a Registration Statement covering the common shares issuable upon conversion which was filed with the Securities and Exchange Commission on December 30, 2005. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. The Company will need to file an Amended Form S-1 in the near future and if the registration statement becomes effective during the quarter ended December 31, 2006, the conversion price will be $1.90 and the outstanding Series B Preferred Stock will be convertible into 3,947,368 shares of additional new common shares.

     During the quarter our net loss was increased by a non-cash expense of $163,712 as the result of the accounting for the sale of Series B convertible preferred stock. This non-cash item, known as a "Beneficial Conversion Feature", is the result of the application of the Emerging Issues Task Force's (EITF) Issues 98-5 and 00-27. The beneficial conversion feature was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the estimated number of common shares into which the security is convertible. The number of common shares the Preferred Stock is convertible into has been increased during the current quarter, assuming a delayed conversion before December 31, 2006, at a price of $1.90 per share. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price of $15 per share by the conversion price then in effect. If these shares are issued before December 31, 2006 a total of 3,947,368 shares of Common Stock would be issued upon conversion of all the Series B Preferred Stock, which represents an additional 197,368 shares above the original number had the price been $2. The value assigned to the beneficial conversion feature on the Preferred Stock was credited to paid in capital and charged to earnings as interest expense.

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

(4)  PDS TRANSACTIONS

     Since July 2004, ITB and several of its subsidiaries, along with Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies owned or controlled by Francis W. Murray, completed several financial and lease transactions with PDS Gaming Corporation ("PDS"), a publicly held company located in Las Vegas, along with several of its affiliated companies. On July 7, 2004, January 5, 2005 and April 5, 2005 we closed on various transactions with PDS. On June 30, 2005 the Company and several of its subsidiaries, along with companies controlled by Francis W. Murray, borrowed $29,313,889 to refinance the approximately $27 million in existing PDS debts, with approximately $2.3 million of add-on financing being provided. We have been operating under the vessel and equipment leases and financing arrangements consummated on at various times since July 7, 2004. Below is a summary of those transactions.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     (B) On January 5, 2005, Royal Star Entertainment, LLC ("RSE"), a wholly-owned indirect subsidiary of ITB, borrowed $2,850,000 from PDS. The Loan was evidenced by the Note and was to be repaid on January 17, 2006. Interest on the Loan was payable monthly at a rate of 10% per annum. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375 or 2.75% of the principal amount of the Note. The proceeds of the loan were used to make improvements to the vessels Royal Star and Big Easy. Also at the closing, RSE entered into an equipment lease with PDS providing for the lease by RSE of slot machines to be located on the vessel Royal Star. The term of the Lease was three years, with rental payments of $11,879 per month for the first four months and $95,351.73 for the next thirty-two months. RSE paid a closing fee of $57,020.74, and a security deposit in the amount of $95,351.73.

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

     (D) On June 30, 2005, the Company, together with its subsidiaries, ITG Vegas, Inc. ("ITGV"), ITG Palm Beach, LLC ("ITGPB"), International Thoroughbred Gaming Development Corporation ("ITGDC") and Riviera Beach Entertainment, LLC ("RBE") and Royal Star Entertainment, LLC ("RSE"), entered into a Loan and Security Agreement with PDS as lender, pursuant to which ITGV, ITGDC, RBE, RSE and ITGPB (collectively, the "Borrowers"), borrowed

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

$29,313,889 to refinance the approximately $27 million in existing debts (whether in the form of loans, ship leases or ship charters) to PDS, with approximately $2.3 million of add-on financing being provided. The maturity of all of the new indebtedness will be July 1, 2009. Our overall annual interest rate on the new PDS loan is 17% until ITG Vegas' EBITDA exceeds $17 million on an annualized basis, at which time the interest rate will be 15.5%. Funding was completed on July 18, 2005 following the satisfaction of certain conditions, including the execution, delivery and recording of ship mortgages and all other closing documents.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     (H) On October 30, 2005, we breached our loan agreements because we did not meet the minimum EBITDA covenants and beginning January 10, 2006 through March , we were in default of our loan agreements for not making the principal and interest payments due under the vessel leases for the three month period. As a result, the interest rate on the loans increased an additional 2.5% or to 19.5% retroactive to November 1, 2005. With the additional interest rate, interest payments due on the leases is approximately $600,000 per month.

     (I) Forbearance Agreement

     On March 22, 2006, International Thoroughbred Breeders Inc, together with certain of its subsidiaries (the Company) and certain companies owned or controlled by Francis W. Murray, our CEO, (all being the same companies which entered into the Loan and Security Agreement with PDS Gaming Corporation and certain of its subsidiaries on June 30, 2005) entered into a Forbearance Agreement effective March 22, 2006 with PDS Gaming Corporation. Under the Agreement the Lender agreed not to enforce its rights and remedies against the Borrower's due to their being in default on several loan covenants and payment obligations. The Agreement permitted the Company to defer the payments on our loan and equipment lease payments until June 1, 2006. A fee of $165,796 was charged by the lender for the Forbearance Agreement. This fee has been added to the outstanding lease balances in addition to costs and expenses of approximately $150,000.

     Under the Agreement, upstream payments to the parent company were permitted in the approximate amount of $19,000 per week. The lender permitted the upstream of funds to continue despite our not making a required May 1, 2006 payment.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     During the forbearance period the Company was to use its best efforts to sell or refinance the Big Easy Vessel and reduce the loan balance with the proceeds from such a transaction. However, we were unsuccessful in our efforts.

     In accordance with Emerging Issues Task Force (EITF) 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," we have classified the long-term portion of vessel leases and the Royal Star note payable due to PDS Gaming as current liabilities on the balance sheets because the Forbearance Agreements signed were only effective through the periods ending May 31, 2006 and August 29, 2006, respectively.

     (J) First Amended and Restated Forbearance Agreement

     On July 14, 2006, International Thoroughbred Breeders, Inc. and certain of its subsidiaries (collectively, the "Company") and certain other companies owned or controlled by Francis W. Murray, our CEO (all being the same companies which are parties to the Loan and Security Agreement dated as of June 30, 2005, with PDS Gaming Corporation and being hereinafter collectively called the "Credit Parties"), entered into a First Amended and Restated Forbearance Agreement (the "New Agreement"). The New Agreement, which was effective June 1, 2006, amends and restates the original Forbearance Agreement among the same parties dated March 22, 2006, which had expired on May 31, 2006. Under the New Agreement, PDS Gaming Corporation ("PDS") agreed, as lender and as lessor, that, as long as no additional defaults occur under the New Agreement or under our loan and security agreements or equipment leases with PDS, it will forbear, for a period expiring August 29, 2006, from accelerating payment and enforcing its rights and remedies against the Credit Parties due to the specified payment defaults and covenant defaults presently existing on our part under our loan documents and equipment leases. Notwithstanding expiration of the original Forbearance Agreement, PDS has not accelerated payment of the balance of our indebtedness.

     Also under the New Agreement, PDS deferred payment of monthly principal and interest payments under our loan agreement and monthly rental payments under our equipment leases which otherwise would become due during the forbearance period ending August 29, 2006. In consideration of PDS' agreements in the New Agreement, we agreed to pay a forbearance fee of $173,687 to PDS at maturity.

     The Company also agreed to pay, as damages to PDS on account of default interest that it in turn is required to pay to its financier, additional interest at a rate of 2-1/2% per annum above the interest rate already being charged to us on our principal and delinquent interest payments under our loan agreement with PDS. Therefore, the effective rate of interest we are required to pay on the unpaid principal balance plus delinquent interest payments which are being capitalized totaling $33,238,091 as of June 30, 2006 is approximately 22% per annum. As of June 30, 2006, the amount of such additional interest which we agreed to pay to PDS is $526,565.

     Under the New Agreement, the Credit Parties have agreed to retain a financial advisor to analyze and pursue strategic alternatives, including the sale of assets, and to retain a broker in connection with such asset sales, in order to reduce indebtedness. The New Agreement requires the Credit Parties to sell one or more assets with closing date(s) targeted to occur no later than August 29, 2006, or otherwise refinance, and pay in full our obligations to PDS by the end of the forbearance period, August 29, 2006.

     Also pursuant to the New Agreement, the EBIDTA requirements applicable to the Company will be waived for the 12 month periods ending July 2, July 30 and August 27, 2006. All disbursements by our operating subsidiary, ITG Vegas, Inc., will require written approval by an assigned Crisis Manager, and disbursements may only be made in accordance with an approved budget as submitted by the Company and approved by PDS.

     After expiration of the forbearance period on August 29, 2006, we do expect to be able to make our monthly loan and lease payments unless, as a result of closing an Alternative Transaction, our outstanding loan and lease payments are substantially reduced. We also do not expect that we will be able to consummate the sale of any of our vessels, the Original

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Cherry Hill Note or our operating business before the expiration of the forbearance period on August 29, 2006 and will seek to negotiate a further amendment to the forbearance agreement giving us additional time to consummate any such transactions based on circumstance existing on August 29, 2006. No assurance can be given that PDS will be willing to grant any further extension of time or otherwise agree to forbear from exercising rights or remedies it may have due to our defaults.

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

     Vessels, plant and equipment at June 30, 2006 include the following amounts for capitalized leases:

               Vessel, Palm Beach Princess           $ 17,500,000

               Vessel, Big Easy                        20,305,348
                                                      -----------
               Less: allowance for depreciation       (1,098,577)
                                                      -----------
               Capital Leases                        $ 36,706,771
                                                      ===========

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2006:

Period ending June 30, 2006

Total minimum lease payments                   $    41,089,334
                                                ---------------
                                               $    41,089,334
Less: amount representing interest                 (10,976,488)
                                                ---------------
Present value of net minimum lease payment     $    30,112,846
                                                ===============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following is a schedule of capital lease at June 30, 2006:

                                                  June 30, 2006
                                     ---------------------------------------
Vessel                                Short-Term    Long-Term       Total
-----------------------------------  -----------   -----------   -----------
Palm Beach Princess                 $ 15,736,187  $          -  $ 15,736,187
Big Easy                              14,376,659             -    14,376,659
Royal Star                             3,093,925             -     3,093,925
                                     -----------   -----------   -----------
Amount due to PDS for vessels         33,206,771             -    33,206,771
Less: Royal Star Note shown in
 Notes Payable (See Note 10)          (3,093,925)            -    (3,093,925)
Fair Market Valuation -
 Palm Beach Princess                           -     3,500,000     3,500,000
                                     -----------   -----------   -----------
Total Short and Long Term Vessel
 Leases Payable                     $ 30,112,846  $  3,500,000  $ 33,612,846
                                     ===========   ===========   ===========

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

     Fair value and the collectability of this note was determined by financial statements and financial projections by the developer of the property. Now that a portion of the mixed use project is opened, we believe that the future projections of cash flow previously obtained from the project, along with historical financial statements provided by the developer and prices obtained on the re-sale of portions of the property give us a basis on which to develop assumptions which continue to indicate a fair value based on discounted cash flows in excess of the carrying value.

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

(7)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                             June 30, 2006   December 31, 2005
                                             -------------   -----------------
Long-Term Prepaid Loan Costs - Net of
amortization in the amount of ($819,796)
 and ($362,424), respectively                $    989,944   $       1,411,976

Port Lease Rights                                 250,000             250,000

Other Misc. Assets                                154,746              72,780
                                               ----------    ----------------
         Total                               $  1,394,690   $       1,734,756
                                               ==========    ================

(8)  VESSEL DEPOSITS AND DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     (A)  Vessel Deposits - Related Parties

     Beginning on July 7, 2004, we entered into Sub-Bareboat Charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Pursuant to our June 30, 2005 refinancing and restructuring of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value at the time of $17.5 million) and for fair market value (to be determined by appraisal) in the case of the Big Easy. Once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels; as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel; and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy in excess of $6 million which we paid, amounting to approximately $14 million, that can be applied to the purchase price of the Big Easy. We have not paid the bareboat charter fees on either the Palm Beach Princess or the Big Easy since December 2005. The outstanding balance due at June 30, 2006 is $1,235,995 which is classified as current on our balance sheet.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     (B)  Deposits and Other Assets - Related Parties:

                                                         June 30,   December 31,
                                                           2006        2005
                                                       -----------  ------------
Loans to the Ft Lauderdale
 Project (OC Realty, LLC)                             $  2,769,989 $   2,769,989

Accrued Interest on Loans to the
 Ft. Lauderdale Project (OC Realty, LLC)                 1,623,142     1,577,190

Goodwill on Purchase of GMO Travel                         193,946       193,946
                                                       -----------  ------------
Total Deposits and Other Assets - Related Parties     $  4,587,077 $   4,541,125
                                                       ===========  ============

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     (A) The following table represents the aging of accounts payable as of June 30, 2006 and December 31, 2005.

                                                                         Over
                       Total      Current   31-60 Days   61-90 Days    91 Days
                    ----------    -------   ----------   ----------   ----------
June 30, 2006      $ 6,151,322  $ 367,667  $ 1,176,382  $   611,727  $ 3,995,546

December 31, 2005  $ 7,310,568  $ 599,387  $ 1,216,245  $ 1,244,204  $ 4,250,732

     (B) Accrued expenses consisted of the following as of June 30, 2006 and December 31, 2005

                                  June 30, 2006    December 31, 2005
                                  -------------    -----------------
Trade Payables                   $    1,790,113  $         1,544,211

Payroll and Related Obligations       1,364,363            1,819,604

Interest                                947,255              725,272

Various State Taxes                     163,717               91,016

Prior State Tax Audit                   339,405              339,405
                                   ------------    -----------------
Total                            $    4,604,853  $         4,519,508
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

                                                     June 30, 2006           December 31, 2005
                                 Interest %    ------------------------    ----------------------
                                 Per Annum      Current      Long-Term      Current     Long-Term
                                 ----------    ----------    ----------    ----------   ---------
International Thoroughbred
Breeders,Inc.:

PDS Gaming (A)                          20%  $    541,102  $        -0-   $   541,102  $      -0-
Francis X. Murray (B)                    8%       382,864           -0-       459,164         -0-
William H. Warner (B)                   12%        37,000           -0-        37,000         -0-
MBC Global (C)                           9%       200,000           -0-       200,000         -0-
Westminister Investments (C)             9%       150,000           -0-       150,000         -0-
Ryan Moore Trust (C)                     9%        25,000           -0-        25,000         -0-
James B. Moore Trust (C)                 9%        25,000           -0-        25,000         -0-
Other                               Various        25,000           -0-        36,595         -0-

ITG Vegas, Inc.:

PDS Gaming (D)                        22.5%     3,125,250           -0-     2,733,838         -0-
Maritime Services, Corp.                 9%           -0-           -0-       166,156         -0-
International Game Technology (E)        8%       345,253        28,349       221,297      59,568
Others                              Various        52,010        22,658        35,009      33,540

Garden State Park:

Service America Corporation (F)          6%       160,000           -0-       160,000         -0-
                                               ----------    ----------    ----------   ---------
                 Totals                      $  5,068,479  $     51,007   $ 4,790,161  $   93,108

 Net Liabilities of
 Discontinued Operations -
 Long Term                                       (160,000)          -0-      (160,000)        -0-

 Related Party Notes                             (419,864)          -0-      (496,164)        -0-
                                               ----------    ----------    ----------   ---------
Totals                                       $  4,488,615  $     51,007   $ 4,133,997  $   93,108
                                               ==========    ==========    ==========   =========

     (A) On December 9, 2005,  the Company  executed and  delivered a promissory note in the original principal amount of $541,102 to PDS Gaming. The proceeds of the note were used to make several December 9, 2005 interest payments due on the PDS Transactions. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $20 million at which time the interest rate will be reduced to 15%

     (B) On March 1, 2003, we issued a promissory note for a line of credit bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at December 31, 2005 was $459,164 and accrued interest was $29,052. On September 19, 2005 Mr. Murray lent an additional $300,000 to the Parent Company. At June 30, 2006 the outstanding balance on the line of credit was $382,864 and accrued interest was $41,962. In fiscal 2003 and fiscal 2005, we issued promissory notes for $24,000 and $13,000 respectively, bearing interest at 12% to

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

William H. Warner, Secretary of the Company. The outstanding balance is due on demand. The proceeds from both notes were used for working capital.

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

     (D) On January 5, 2005, the Company and its subsidiary, Royal Star Entertainment, LLC ("RSE"), executed and delivered a promissory note in the original principal amount of $2,850,000 (the "Note"). The Note is secured by RSE's Preferred Ship Mortgage. The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375 or 2.75% of the principal amount of the Note. The proceeds of the Loan were used to make improvements to the vessel Royal Star or to the vessel Big Easy. The Note was originally due on January 17, 2006, however, the PDS re-financing completed on June 30, 2005 extended the terms of this note to July 1, 2009. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $17 million at which time the interest rate will be reduced to 15%. We are currently paying a default interest rate of 22.5%

     (E) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 were to be paid on the balance. In March 2005, ITG Vegas, Inc. issued an additional thirty month promissory note in the amount of $387,463 bearing interest at 8.15% to International Game Technology for the purchase of fully reconditioned gaming equipment. Thirty consecutive monthly installments of $14,319.49 were to be paid on the balance. At June 30, 2006, the principal balance on the two notes to International Game Technology was $373,602 of which $345,253 was classified as short term and the balance of $28,349 was classified as long term. At June 30, 2006 the balance on the notes includes past due payments. The Company is negotiating new terms under these notes and if unsuccessful the creditor may seek to enforce payment of the notes.

     (F) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company has been unsuccessful in negotiating new terms under this note and the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $39,600 as of June 30, 2006.

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

                                        Estimated
                                       Useful Lives    June 30,     December 31,
                                         in Years        2006           2005
-------------------------------------- ------------  ------------  ------------
Leased Vessel - Palm Beach Princess         20      $  17,500,000 $  17,500,000

Leased Vessel - Big Easy Not in Service     20         20,305,348    20,305,348

Vessel Not Placed in Service -
  Royal Star                               N/A          3,054,735     3,007,216

Equipment                                  5-15         3,878,904     3,334,079

Leasehold Improvements                    15-40           918,999       988,625
                                                     ------------  ------------
                                                       45,657,986    45,135,268
Less Accumulated Depreciation
 and Amortization                                      (5,534,137)   (4,024,434)
                                                     ------------  ------------
                                                    $  40,123,849 $  41,110,834
                                                     ============  ============

(12) RELATED PARTY DEBT

     The following schedule represents related party debt (See Note 17 - Related Party Transactions):

                                               June 30, 2006              December 31, 2005
                                          -----------------------     ------------------------
                                          Short-Term    Long-Term     Short-Term     Long-Term
                                          ----------    ---------     ----------     ---------
Accrued Wages due to and Advances from
 Francis W. Murray                      $    382,864   $        -   $    531,353   $         -

Advances from Palm Beach Maritime Corp.
 (Francis W. Murray ownership)                     -      543,407              -       653,571
                                          ----------    ---------     ----------     ---------
         Total Debt - Related Parties   $    382,864   $  543,407   $    531,353   $   653,571
                                          ==========    =========     ==========     =========

(13) COMMITMENTS AND CONTINGENCIES

     See Note 4 for additional commitments and contingencies with respect to the PDS Transactions.

     See Notes 12 and 17 for additional commitments and contingencies of the Company and transactions with related parties.

     See Note 18 with respect to events and developments after June 30, 2006.

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

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be approximately $750,000. However, we now estimate that the total cost of clean up to be approximately $830,000 including costs we have already spent according to the environmental consulting firm handling this matter. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $617,000 during prior fiscal years 2000, 2001 and 2002. As of June 30, 2006 we have accrued $211,000 for the additional work. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. The Company will not receive any insurance reimbursement for our costs of this remediation project.

     The following table summarizes commitments on non-cancelable contracts and leases as of June 30, 2006.

                                                     Twelve Month Period Ended June 30,
                                        ---------------------------------------------------   There-
                                           2007          2008          2009          2010     after        Total
                                        -----------   ----------    ----------    ---------  --------    -----------
Capital Leases:
  P.B. Princess - Principal & Interest $ 21,080,158  $         -  $          -  $        -  $       -   $ 21,080,158
     Bare Boat Charter - Related Party      960,000      960,000       960,000       80,000         -      2,960,000
  Big Easy - Principal & Interest        20,325,907            -             -            -         -     20,325,907
     Bare Boat Charter - Related Party    1,200,000    1,200,000     1,200,000      100,000         -      3,700,000
Notes and Mortgages:
  Principal & Interest                    6,094,364      192,235         3,965            -         -      6,290,564
   Interest Only                            173,135                                                          173,135
Deferred Interest Payments                  600,000      600,000       450,000            -         -      1,650,000
Operating Leases:
  Casino Equipment                        3,201,719      572,110       681,820            -         -      4,455,649
  Administrative & Office                   995,863      120,503         2,028        2,873         -      1,121,267
Purchase Obligations                        345,890       45,056        10,592            -         -        401,538
                                        -----------   ----------    ----------    ---------  --------    -----------
Total                                  $ 54,977,036  $ 3,689,904  $  3,308,405  $   182,873 $       0   $ 62,158,218
                                        ===========   ==========    ==========    =========  ========    ===========

(14) LEGAL PROCEEDINGS

     LIQUOR LICENSE

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us in exchange for a refund of the $100,000 payment if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and we believe the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract it was the Company's position that we had the right to re-acquire the liquor license for $100,000 and exercised such right, however

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

the lessee/buyer refused to perform. On January 18, 2006 the Company filed a Complaint in Camden County Superior Court of NJ, Chancery Division, (Civil
Action No. C-7-06) against the defendants to protect our interests in the license. In May 2006 the judge ruled against us in a bench ruling. The Company is appealing this matter. The carrying value of the liquor license was $400,000 and as of March 31, 2006 we expensed off the $400,000 as a result of the court's ruling.

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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 2006, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we recorded a $10.5 million impairment loss during the fiscal year ended June 30, 2004 and 2005 to reflect the estimated current market value of this note. (See Note 6-B)

(16) OPTIONS AND WARRANTS

     A.   STOCK BASED COMPENSATION

     In June 2005, the Company's Board of Directors adopted and approved the 2005 Stock Option and Award Plan (the "2005 Plan"). The 2005 Plan would permit the grant of options to purchase up to 1,300,000 shares of Common Stock at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The price would be no less than 110% of fair market value in the case of an incentive stock option granted to any individual who owns more than 10% of the total combined voting power of all classes of outstanding stock. Due to the Company's continuing cash shortages we did not have the funds available to conduct a stockholder meeting before June 30, 2006 and therefore the 2005 Stock Option and Award Plan expired along with the options that were granted under that plan. No expense has been recognized for the 300,000 options which were issued on June 27, 2005 and expired on June 27, 2006.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     B.   ISSUANCE OF ADDITIONAL WARRANTS

     In connection with our borrowing of $400,000 on November 9, 2005 we agreed to issue additional penalty warrants, exercisable for a period of three years, if the loan was not paid by January 9, 2006; we agreed to issue 200,000 warrants each month at a price of the lower of $2.50, or the market value on the day of issue in each month for each additional month until the loan is paid. The following table summarizes our stock prices for each month that warrants were issued.

    Date of Issue                 Price
    ----------------             -------
    January 9, 2006               $2.45
    February 9, 2006              $1.50
    March 9, 2006                 $1.25
    April 7, 2006                 $0.75
    May 9, 2006                   $0.80
    June 9, 2006                  $0.55

During the quarter ended June 30, 2006, we recognized a non-cash expense for the 600,000 warrants issued in the amount of $579,800. During the six months ended June 30, 2006, we recognized a non-cash expense for the 1,200,000 warrants issued in the amount of $1,073,098. As of August 21, 2006, the loan has not been paid.

     The fair value of the warrants was estimated on the date of each grant using the Black-Scholes model utilizing the assumptions shown in the following table:

                            Three Months Ended     Six Months Ended
                               June 30, 2006        June 30, 2006
                            -------------------    ----------------
Expected volatility              20% to 140%          20% to 445%

Risk-free interest rate                 4.7%                 4.7%

Expected term                        3 Years              3 Years

     In determining expected volatility, we based the assumptions using a ceiling of the higher prices quoted for our stock over the last year. Our stock is traded on the "Pink Sheets" of the over-the-counter market and our stock prices and number of shares traded have historically been very erratic.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     In the second project, Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. As of December 31, 2005, we had lent $2,034,405 in total to the project and we have accrued interest in the amount of $1,429,185 on the loan. These balances are shown in the "Deposits and Other Assets - Related Parties" section of the Balance Sheet (see Footnote 8 (B)). These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Realty based on comparable sales of like units in the marketplace which suggest demand for prospective sales of the project's condominium units will be adequate to meet its obligations and provide sufficient return to OC Realty with which to pay OC Realty's debt to us.

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

(18) SUBSEQUENT EVENTS

     (A) First Amended and Restated Forbearance Agreement with PDS Gaming Corporation. See Note 4-J

     (B)  Issuance of additional Warrants. See Note 16-B

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

          o the timing of the installation of slot machines in Broward County's three race tracks and one jai- alai facility as a result of a referendum approved on March 8, 2005. Broward County is contiguous to Palm Beach County where we conduct operations;

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

     We also lease through a bareboat charter the gaming vessel, Big Easy and during the six month period ended June 30, 2006 operated the vessel for one month, through our wholly owned subsidiary, ITG Palm Beach, LLC ("ITGBP"). After retrofitting and refurbishing the Big Easy, this vessel was initially placed into service on October 18, 2005, also from the Port of Palm Beach Florida, although we did not commence regular (although limited) operations until November 12, 2005. The Big Easy did not meet our expectations and due to the operating losses and the removal of the vessel's Certificate of Inspection by the U.S. Coast Guard, on February 1, 2006 we indefinitely suspended operations of the Big Easy and have placed the vessel in wet dock storage.

     During the course of retrofitting and getting the Big Easy operational, we were required to raise the significant funding needed to accomplish the goal of making this vessel comply with U.S. Coast Guard regulations and placing this vessel into service. We entered into various debt service agreements throughout Fiscal 2005, primarily with PDS Gaming ("PDS"), which at June 30, 2005 amounted to approximately $33.8 million which balance includes accrued but unpaid interest. The loans are secured by mortgages on the Palm Beach Princess and the Big Easy as well as virtually all of the assets of ITGV and its subsidiaries, including the vessel Royal Star in addition to pledges of our stock in ITGV and its subsidiaries, and collateral assignments of certain promissory notes payable to us. We, along with Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies affiliated with our Chairman, Francis W. Murray, have guaranteed the loans.

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

     ITGPB charters the Big Easy from Cruise Holdings II, LLC, a company owned by PBE, for a five year period ending July 2009. The charter provides for payments to Cruise Holdings II, LLC of $100,000 per month plus 1% of the gross operating revenues of the Big Easy. Under the Big Easy charter, PBE granted ITGPB an option to purchase the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, which is yet to be determined following the retrofitting and refurbishment of the Big Easy, to which certain amounts are to be credited against the purchase price. The Big Easy is currently in wet dock storage following a brief period of operations as deiscribed below in Liquidity and Capital Resources.

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

Liquidity and Capital Resources

     Our cash flow from operations is primarily dependent upon the cash flows from ITG Vegas, which operates the vessel, M/V Palm Beach Princess. During the six months ended June 30, 2006, the Palm Beach Princess operations generated approximately $3.9 million of cash (which amount was only achieved by the deferral of $2 million of interest payments due) which was insufficient for our consolidated needs, thus we had to rely on other adjustments in our operations to meet our cash requirements.

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

     During the past few fiscal quarters, we extended the terms of our payables and as a result, our accounts payable and accrued expenses exceeded our cash by approximately $12 million as of June 30, 2006. We continued to defer payments on vessel and equipment leases, on notes payable and charter hire fees and continue to defer the salary of our Chairman.

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

     During the six months ended June 30, 2006, the operating loss for the Big Easy for January 2006 and the carrying costs for the remaining five months were $3.55 million before interest expense. We expect that future carrying costs during the wet dock storage will be approximately $325,000 per month before interest expense.

     During our 2004 fiscal year, we purchased a third vessel, the Royal Star. We anticipate that the vessel will need extensive improvements and outfitting costing between $5 and $6 million before being placed in service as a gaming vessel. The vessel had been placed in wet storage and delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel. During the six months ending June 30, 2006, carrying costs for the Royal Star vessel and the gaming equipment leases were approximately $900,000 before interest expense.

     Our debt to PDS Gaming for the vessel leases was $29.3 million on June 30, 2005, with interest rates ranging from approximately 15.3% to 20%. We have not made the required interest and principal payments since December 1, 2005 and the PDS loan balances are approximately $33.8 million as of June 30, 2006 due to the accrued interest accumulating at an interest default rate of an additional 2.5% and fees for the Forbearance Agreements. We borrowed and additional $535,744 to make the December 2005 interest payment. We did not make the required debt service payments or the equipment lease payments to PDS from January through June 2006. On June 1, 2006 we entered into the First Amended and Restated Forbearance Agreement with PDS which will defer any payments due them until August 29, 2006.

     The new agreement requires us to sell the Big Easy vessel, the Royal Star vessel and the $10 million Original Cherry Hill Note with a closing date targeted to occur no later than August 29, 2006. While proceeding toward sales of such assets, we also are required to retain a financial adviser to sell the Palm Beach Princess vessel and our casino cruise business operating that vessel, or otherwise refinance and pay in full our obligations to PDS, by the end of the forbearance period, August 29, 2006. In that regard, (a) we were required to provide to PDS, on or before July 28, 2006, an offering memorandum prepared by a financial adviser and designed to seek the sale or refinancing of the Palm Beach Princess assets and business; (b) not later than August 2, 2006 we were to deliver the offering memorandum and all other relevant information to at least 15 third party lenders or third party purchasers identified by us as being reasonably likely lenders or purchaser; and (c) no later than August 14, 2006, we were required to have a written term sheet from a third party lender or purchaser for the sale or refinancing of the Palm Beach Princess assets and business. We do not believe that such time schedule is realistic and we are not able to meet such time deadlines. Notwithstanding such provisions and others which we may not be able to comply with under the terms of the new agreement, we agreed to enter into the new agreement and make additional payments to PDS of a forbearance fee of $173,687 and an additional 2.5% per annum default interest, under duress, since we were faced with PDS' threats of imminent foreclosure on substantially all of our assets.

     Under the new agreement, PDS may elect to extend the deadlines provided in such agreement for the sale of collateral after its due consideration of, among other things, (a) purchase offers received from the third parties with respect to the sale of the Big Easy, Royal Star or Cherry Hill Note, (b) the range of values proposed by brokers and financial advisers, (c) the timing of such sales, and (d) the net cash proceeds realizable from any alternative transaction to be paid in reduction of our obligations to PDS.

     After expiration of the forbearance period on August 29, 2006, we do expect to be able to make our monthly loan and lease payments unless, as a result of closing an Alternative Transaction, our outstanding loan and lease payments are substantially reduced. We also do not expect that we will be able to consummate the sale of any of our vessels, the Original Cherry Hill Note or our operating business before the expiration of the forbearance period on August 29, 2006 and will seek to negotiate a further amendment to the forbearance agreement giving us additional time to consummate any such transactions based on circumstance existing on

August 29, 2006. No assurance can be given that PDS will be willing to grant any further extension of time or otherwise agree to forbear from exercising rights or remedies it may have due to our defaults.

     Additionally the EBITDA requirements applicable to the Company will be waived for the 12 month periods ending July 2, July 30, August 27, 2006 and disbursements by our operating subsidiary, ITG Vegas, Inc., will require written approval by an assigned crisis manager, and disbursements may only be made in accordance with an approved budget as submitted by the us and approved by PDS.

     The Company is seeking refinancing, has liquidated its equine holdings and may be forced to sell other Company assets. We are also exploring opportunities to profitably deploy the Big Easy or the sale of this vessel. Absent asset sales, refinancing or the profitable deployment of the Big Easy, we will not be able to make the debt service payments beginning on September 1, 2006. No assurances can be given that the Company will be successful in these endeavors prior to September 1, 2006 or thereafter.

     Our working capital as of June 30, 2006 was a negative ($45.6 million). Our cash flow and negative working capital circumstances worsened during the six months ended June 30, 2006 due in part to:

          o classifying all the debt due to our primary lender as current debt,

          o operating losses suffered by the Big Easy from January 1st to January 31st due to her limited sailing schedule in which scheduled cruises were cancelled due to Coast Guard restrictions, mechanical problems, high seas, or scheduling conflicts with the Palm Beach Princess.

          o costs to carry the Big Easy after the vessel was taken out of service on February 1, 2006,

          o    costs to carry the Royal Star,

          o expenses paid for costs of the Holding Company and other developmental costs and

          o a decrease in the net income before depreciation and taxes of the Palm Beach Princess of approximately $1.34 million as compared to the corresponding six month period of last year.

     The following table summarizes commitments on non-cancelable contracts and leases as of June 30, 2006.

                                                     Twelve Month Period Ended June 30,
                                        ---------------------------------------------------   There-
                                           2007          2008          2009          2010     after        Total
                                        -----------   ----------    ----------    ---------  --------    -----------
Capital Leases:
  P.B. Princess - Principal & Interest $ 21,080,158  $         -  $          -  $        -  $       -   $ 21,080,158
     Bare Boat Charter - Related Party      960,000      960,000       960,000       80,000         -      2,960,000
  Big Easy - Principal & Interest        20,325,907            -             -            -         -     20,325,907
     Bare Boat Charter - Related Party    1,200,000    1,200,000     1,200,000      100,000         -      3,700,000
Notes and Mortgages:
  Principal & Interest                    6,094,364      192,235         3,965            -         -      6,290,564
   Interest Only                            173,135                                                          173,135
Deferred Interest Payments                  600,000      600,000       450,000            -         -      1,650,000
Operating Leases:
  Casino Equipment                        3,201,719      572,110       681,820            -         -      4,455,649
  Administrative & Office                   995,863      120,503         2,028        2,873         -      1,121,267
Purchase Obligations                        345,890       45,056        10,592            -         -        401,538
                                        -----------   ----------    ----------    ---------  --------    -----------
Total                                  $ 54,977,036  $ 3,689,904  $  3,308,405  $   182,873 $       0   $ 62,158,218
                                        ===========   ==========    ==========    =========  ========    ===========

Outlook

     Based on our historical level of operations of the Palm Beach Princess we believe that cash generated from operations will not be adequate to meet our anticipated loan payment requirements and our other working capital needs. The Big Easy began limited regular passenger service in November 2005, however operations were suspended on February 1, 2006. While we have substantially reduced the operating losses for the Big Easy effective February 1, 2006 with its suspension of service, we will continue to incur costs while the vessel is held in wet storage along with the Royal Star.

     We will need additional funds to meet our working capital deficiency, debt service needs and operating losses. However we have no present commitments to obtain such necessary funds. The failure to obtain such funds on a timely basis may require us to curtail operations or sell assets such as the Royal Star, the Big Easy or our Note Receivable on the Cherry Hill Property or even our Palm Beach Princess business. The sale of assets with insufficient proceeds to pay related debt may lead to default in our debt service payments, which could lead to foreclosures on the leased vessels.

     No assurances can be given that our business will generate sufficient cash flow from operations or that future borrowings will be available to enable us to service our lease/purchase and loan payments or to make anticipated capital expenditures. Our future operating performance and our ability to make payments under our leases and other debts will be subject to future economic conditions and to financial, business, weather, seasonality of our business, and other factors, many of which are beyond our control.

Critical Accounting Policies and Estimates

     Financial Reporting Release No. 60 requires companies to include a discussion of critical accounting policies or methods and estimates used in the preparation of financial statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the estimated lives assigned to our assets, asset impairment, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our trends in the industry and information available from other outside sources, are used as appropriate. There can be no assurance that actual results will not differ from our estimates. Note 2 to the Consolidated Financial Statements describes the significant accounting policies we have selected for use in the preparation of our financial statements and related disclosures. We believe the following to be the most critical accounting estimates and assumptions affecting our reported amounts and related disclosures.

Notes Receivable

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended, requires management judgments regarding the future collectability of notes receivable and the underlying fair market value of collateral. As a result of the sale of the Garden State Park Racetrack property in Cherry Hill NJ, and the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, NV, portions of the proceeds from each sale were paid in the form of promissory notes. During the fiscal year ended June 30, 2004 we sold the note receivable we held on the Las Vegas, NV property for cash and other future benefits including a second note payable solely from profits of the Cherry Hill, NJ property (Second Cherry Hill Note). We had previously received a note receivable from the sale of the Garden State Park property in the amount of $10 million (original Cherry Hill Note) and together, these notes are classified on the Balance Sheet as Long Term Notes Receivables in the amount of $14,278,651 as of June 30 2006 and December 31, 2005. Estimates are required to be used by management to assess the recoverability of our notes receivable. We regularly review our receivables to determine if there has been any decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate financial balance sheets, earnings and cash forecasts of the Cherry Hill developer. Our returns on the Cherry Hill Notes are subject to debt incurred by the property and the developer's capital contributions that precede the debt owed to us. Our returns are also subject to factors affecting the profitability and saleability of the project. Our assumptions, estimates and evaluations are subject to the availability of reliable data and the uncertainty of predictions concerning future events. Accordingly, estimates of recoverable amounts and future cash flows are subjective and may not ultimately be achieved. Should the underlying circumstances change, the estimated recoverable amounts and future cash flows could change by a material amount.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005

     The  following  are the most  important  factors and trends that affect our
operating   performance  and  the  comparability  of  historical  results,  both currently and in the future:

     We are currently dependent upon operating revenues from the Palm Beach Princess to pay the wet dock storage, interest, debt service and equipment lease costs of the Big Easy and the Royal Star and the administrative costs of the Parent Company. Big Easy operational losses and carrying costs have adversely affected our cash position. We could face significant challenges in managing and integrating the combined operations of the Big Easy and the M/V Palm Beach Princess should we relocate the Big Easy to a different port or reinstate its operation in Palm Beach. Any future integration of the Big Easy operation will require dedication of management resources that may temporarily divert attention from our day-to-day business.

     We have approximately $33.8 million of indebtedness outstanding to PDS for vessel leases and loans taken to pay interest as of June 30, 2006. We have been unable to make the required monthly debt service payments required under the PDS loans since November 2005 and in December 2005 borrowed additional funds in order to make interest payments due under the debt agreement. We have extended payment terms of our accounts payable in order to conserve working capital. This action could jeopardize the relationships with our vendors and we may be forced to find alternative sources for some of our suppliers and professional advisors, further disrupting our operations. We will incur additional indebtedness in the future for accrued but unpaid interest on the PDS debt. Our level of indebtedness will have several significant negative effects on our future operations, including the following:

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

     If we cannot generate sufficient cash flow from operations in the future to service our debt, we may, among other things be forced to:

          o seek additional financing in the debt or equity markets further diluting our current shareholders;

          o    refinance or restructure all or a portion of our indebtedness; or

          o    sell selected assets or our operating business.

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

Consolidated

     The table below separately identifies and compares the revenues, expenses and net income before taxes of our vessels and other operating subsidiary companies as shown on the Consolidated Statement of Operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

                                            Three Months Ended                          Three Months Ended
                                               June 30, 2006                                 June 30, 2005
                         ------------------------------------------------ --------------------------------------------------
                                                  Holding Co                                       Holding Co
                         Palm Beach      Big           &                  Palm Beach      Big            &
                          Princess       Easy     Other Subs     Total     Princess       Easy      Other Subs     Total
                         -----------  ----------- ----------- ----------- -----------  ----------- ------------ ------------
Operating Revenues:

  Gaming                 $ 7,283,863  $         - $         - $ 7,283,863 $  7,213,088  $         - $          - $  7,213,088

  Fare                       651,513            -           -     651,513      754,524            -            -      754,524

  On Board                   435,108            -           -     435,108      513,814            -            -      513,814

  Other                            -            -      57,472      57,472            -            -      117,520      117,520
                         -----------  ----------- ----------- ----------- ------------  ----------- ------------ ------------
                  Total    8,370,484            0      57,472   8,427,956    8,481,426            0      117,520    8,598,946
                         -----------  ----------- ----------- ----------- ------------  ----------- ------------ ------------
Operating Costs and
Expenses:

  Gaming                   2,406,679      358,944           -   2,765,623    2,291,658            -            -    2,291,658

  Fare                       586,280        9,919      79,841     676,040    1,014,790            -      102,424    1,117,214

  On Board                   201,401       11,833                 213,234      248,762            -            -      248,762

  Maritime & Legal         1,977,572      323,067           -   2,300,639    1,715,709            -            -    1,715,709

  G & A Expenses           1,032,808      253,674     500,592   1,787,074    1,070,893            -      692,854    1,763,747

  Development Costs                -            -     210,980     210,980            -    3,273,382      109,682    3,383,064

         Royal Star                -            -     512,944     512,944            -            -      165,503      165,503

             Equine                -            -           -           -            -            -      212,155      212,155

  Impairment of Assets             -            -           -           -            -            -       50,000       50,000

  Dep & Amort                622,585            -       2,476     625,061      468,638            -        4,273      472,911
                         -----------  ----------- ----------- ----------- ------------  ----------- ------------ ------------
                  Total    6,827,325      957,437   1,306,833   9,091,595    6,810,450    3,273,382    1,336,891   11,420,723
                         -----------  ----------- ----------- ----------- ------------  ----------- ------------ ------------
Operating Income (Loss)    1,543,159     (957,437) (1,249,361)   (663,639)   1,670,976   (3,273,382)  (1,219,371)  (2,821,777)

Other Income (Expense):

  Interest &
  Financing Expenses      (1,189,904)  (1,277,840)   (276,646) (2,744,390)    (419,099)           -     (227,499)    (646,598

  Interest & Financing
  Expenses - RP             (265,111)    (300,000)          -    (565,111)    (286,485)           -      (15,977)    (302,462

  Warrant Expense                  -            -    (579,798)   (579,798)           -            -            -            -

  Interest Income              2,149            -           -       2,149            -            -        7,750        7,750

  Interest Income - RP        64,540            -       7,325      71,865       66,329            -        7,327       73,656
                         -----------  ----------- ----------- ----------- ------------  ----------- ------------ ------------
                  Total   (1,388,326)  (1,577,840)   (849,119) (3,815,285)    (639,255)           0     (228,399)    (867,654)
                         -----------  ----------- ----------- ----------- ------------  ----------- ------------ ------------
Income (Loss) Before
Income Tax               $   154,833  $(2,535,277)$(2,098,480)$(4,478,924)$  1,031,721  $(3,273,382)$ (1,447,770)$ (3,689,431)
                         ===========  =========== =========== =========== ============  =========== ============ ============

     Revenues decreased slightly by $171,000 primarily as a result of the revenues generated by the Palm Beach Princess decreasing by $111,000.

     Operating expenses decreased approximately $2.6 million, or 23%, from $11,420,721 in the three months ended June 30, 2005 to $8,827,232 in the three months ended June 30, 2006 primarily the result of:

     o a decrease in the development costs of the Big Easy of $3,237,382 offset by carrying costs in the amount of $957,434 incurred while the vessel is in wet dock;

     o    a decrease in the Parent Company administrative expense of $192,262;

     o a decrease in operating expenses for the Palm Beach Princess of $137,072 offset by an increase in depreciation of $153,947;

     o a decrease in equine operating costs of $212,155 because the Company terminated its equine operations on December 31, 2005;

     o a decrease in other development costs of $101,298 since the Company was forced to reduce its costs in search for new gaming opportunities; offset by,

     o an increase in the carrying costs for our Royal Star vessel of $347,441, which vessel has been in wet dock storage since its purchase. The increase was primarily caused by the payments we are making on the gaming equipment placed aboard the vessel in January 2005 whereas last year the payments on the equipment were interest only and classified as an interest expense;

     o an impairment of a note receivable in the amount of $50,000 during the comparative quarter last year.

     The Operating (loss) for the three months ended June 30, 2006 was ($663,639) as compared to an operating loss of ($2,821,777) for the comparative period of last year.

     Other expenses increased by approximately $3 million as a result of an increase in the interest and financing expense due to: 1) the higher debt levels on the vessel leases; 2) higher interest rates as a result of the penalty interest incurred on the $30 million loan from PDS; 3) a $173,687 forbearance fee; and 4)an increase in the costs of warrants granted for financing in the amount of $579,798.

     The Net (Loss) for the three months ended June 30, 2006 was ($4,478,924) or ($0.39) per share as compared to a net loss of ($3,689,431) or ($.37) per share for the three months ended June 30, 2005.

     For the three months ending June 30, 2006 the (loss) before interest, taxes, depreciation and amortization and an impairment loss, (Adjusted EBITDA) was ($38,578) as compared to Adjusted EBITDA loss of ($2,478,865) for the corresponding period. The change in the Adjusted EBITDA (loss) of $2.4 million was primarily due to the losses sustained by the Big Easy decreasing by $2.3 million before interest expense. See the reconciliation of Adjusted EBITDA to net income for the three month periods ended June 30th below.

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

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                          Three Months Ended June 30,
                                        ------------------------------
                                             2006             2005
                                        --------------    ------------
Total Adjusted EBITDA                  $       (38,578) $   (2,478,865)
     Depreciation & Amortization              (625,061)       (472,911)
     Interest & Financing Expenses          (3,889,302)       (949,058)
     Interest Income                            74,017          81,404
     Tax Benefit (Expense) on Income                 -          90,000
Net Income (Loss) before Unusual Items      (4,478,924)     (3,729,430)
     Impairment Loss                                 -         (50,000)
                                        --------------    ------------
Net Income (Loss)                      $    (4,478,924) $   (3,779,430)
                                        ==============    ============

     Vessel Operations

     Palm Beach Princess

     During the current period net operating revenue from vessel operations was $8,370,484 as compared to $8,481,428. The decrease in revenue of $111,000 during the comparable quarters is due to a decrease in the passenger counts from 70,213 in 2005 to 63,406 or 10% for the three months ended June 30, 2006. We attributed this drop in passenger counts primarily to a decrease in the amounts spent for marketing and advertising during the three month period due to a decrease in cash available. During the quarter we spent $428,510 less or 42% less on marketing and advertising then during the corresponding period in the prior six month period. The drop in passenger counts was partially offset by an increase in the revenue per passenger from $120.80 to $132.01 during the current period.

     Casino operating expenses which also includes food, beverage and entertainment increased $115,022 from $2,291,657 or 31.8% of casino revenue in 2005 to $2,406,679 or 33% of casino revenue in 2006 primarily the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

     During the three months ended June 30, 2005, a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $296,900 of salaries allocated to the Big Easy were expensed as operating costs during the three months ended June 30, 2005 and $37,300 of salaries which were capitalized as part of the vessel costs during the three months ended June 30, 2005 where as during the three months ended June 30, 2006, there was no allocation of employee cost made to the Big Easy Operation. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Maritime and legal expenses increased approximately $262,000 or 27% due to an increase in fuel costs of approximately $100,000 and an increase in medical insurance expense of approximately $100,000 as a result of a self insured medical claims during the comparable three month periods.

     Administrative expenses decreased $263,527. During the quarter ended June 30, 2005 we wrote off an amount of $322,000 for payments we made on behalf of the day cruise casino operating companies for lobby efforts concerning slot machines to be placed at racetracks in Miami-Dade and Broward counties.

     Finance expenses increased $855,615 as a result of the higher interest rate due to default interest being charged and a forbearance fee recorded during the quarter. Depreciation and amortization increased $153,947 from $468,638 for the three months ended June 30 2005 to $622,585 for the three months ended June 30, 2006 as a result of the increase in the amortization expense of the dry dock expenditures made in October 2005.

     The income before income tax expense for the three months ended June 30, 2006 was $273,729 as compared to income before income tax of $1,031,722 in the comparable three month period of 2005.

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

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 13 weeks ended July 2, 2006 and for the 13 weeks ended July 3, 2005:

                                          Three Months Ended
                                      July 2,         July 3,
             Description               2006            2005          Change
---------------------------------   -----------     -----------    ----------
Passenger Count                          63,406          70,213        (6,807)
Number of Cruises                           177             175             2
Average Number of
 Passengers per Cruise                      358             401           (43)
Net Revenue per Passenger          $     132.01   $      120.80  $      11.21

Revenue:

    Gaming                         $  7,283,863   $   7,213,088  $     70,775
    Fare                              1,794,255       1,946,858      (152,603)
    On Board                            903,562       1,025,473      (121,911)
    Less: Promotional Allowances
    Fare                             (1,142,742)     (1,192,333)       49,591
    On Board                           (468,454)       (511,658)       43,204
                                    -----------     -----------    ----------
    Net Operating Revenue             8,370,484       8,481,428      (110,944)
                                    -----------     -----------    ----------
Expenses:

    Gaming                            2,406,679       2,291,657       115,022
    Fare                                586,280       1,014,790      (428,510)
    On Board                            201,401         248,762       (47,361)
    Maritime and Legal Expenses       1,977,572       1,715,709       261,863
    Administrative                      701,759         965,286      (263,527)
    Finance Expenses - Net            1,600,479         744,864       855,615

    Depreciation and Amortization       622,585         468,638       153,947
    Total Expenses                    8,096,755       7,449,706       647,049
                                    -----------     -----------    ----------
             Income Before Income
             Tax Expense           $    273,729   $   1,031,722  $   (757,993)
                                    ===========     ===========    ==========

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

     During the three month period ended June 30, 2006 the Big Easy sustained a loss before interest expense of approximately $957,000. The majority of these costs consist of the continuing expenses to keep the ship at wet dock and the casino equipment leases. Gaming expenses consist of gaming equipment lease expense in the amount of approximately $300,000 and an additional $59,000 for miscellaneous expense in connection with the termination of services. Maritime and legal expense to keep the vessel at dry dock were $322,000. Fare and on-board expenses of $21,751 consist of various expenses incurred as a result of the termination of the vessel operations. General and administrative expenses of $253,673 consist of $187.500 for the deployment of the vessel to its current location in St. Petersburg, Florida and approximately $35,000 for the exploration of a new location for the vessel and approximately $30,000 for miscellaneous administrative expenses during the dry dock period. Interest, financing expense and the bare boat charter fees during the quarter were $1.8 million resulting in a net (loss) of ($2,535,277) for the three months ended June 30, 2006 as compared to ($3,273,382) during the comparable six month period when all of the Big Easy costs were charged to development costs.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

     Consolidated

     The table below separately identifies and compares the revenues, expenses and net income before taxes of our vessels and other operating subsidiary companies as shown on the Consolidated Statement of Operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

                                            Six Months Ended                                     Six Months Ended
                                              June 30, 2006                                        June 30, 2005
                         -----------------------------------------------------------------------------------------------------------
                                                     Holding Co                                            Holding Co
                          Palm Beach       Big          &                        Palm Beach      Big            &
                           Princess        Easy      Other Subs       Total       Princess       Easy      Other Subs      Total
                         ------------  ------------ ------------  ------------  ------------ ------------ ------------  -----------
Operating Revenues:

  Gaming                 $ 15,074,450  $     62,738 $          -  $ 15,137,188  $ 15,702,668 $         -  $          -  $15,702,668

  Fare                      1,606,196         6,333            -     1,612,529     1,830,848           -             -    1,830,848

  On Board                    853,722         9,419            -       863,141     1,113,278           -             -    1,113,278

  Other                             -             -      208,694       208,694             -           -       233,138      233,138
                         ------------  ------------ ------------  ------------  ------------ ------------ ------------  -----------
                  Total    17,534,368        78,490      208,694    17,821,552    18,646,794           -       233,138   18,879,932
                         ------------  ------------ ------------  ------------  ------------ ------------ ------------  -----------
Operating Costs and
Expenses:

  Gaming                    4,745,356     1,228,185            -     5,973,541     4,884,559           -             -    4,884,559

  Fare                      1,185,473        96,723      188,816     1,471,012     2,160,152           -       204,359    2,364,511

  On Board                    422,135        33,549            -       455,684       535,594           -             -      535,594

  Maritime & Legal          3,781,011     1,279,987            -     5,060,998     3,528,794           -             -    3,528,794

  G & A Expenses            1,547,789       583,955    1,098,734     3,230,478     1,516,131           -       974,770    2,490,901

  Development Costs                 -             -      304,127       304,127             -   4,382,692       235,178    4,617,870

         Royal Star                 -             -      898,900       898,900             -           -       177,839      177,839

             Equine                 -             -            -             -             -           -       447,989      447,989

  Impairment of Assets              -             -      400,000       400,000             -           -       150,000      150,000

  Dep & Amort               1,264,020       411,104        5,355     1,680,479     1,020,860           -         8,546    1,029,406
                         ------------  ------------ ------------  ------------  ------------ ------------ ------------  -----------
                  Total    12,945,784     3,633,503    2,895,932    19,475,219    13,646,090   4,382,692     2,198,681   20,227,463
                         ------------  ------------ ------------  ------------  ------------ ------------ ------------  -----------
Operating Income
(Loss)                      4,588,584    (3,555,013)  (2,687,238)   (1,653,667)    5,000,704  (4,382,692)   (1,965,543)  (1,347,531)

Other Income (Expense):

  Interest &
  Financing Expenses       (2,030,540)   (2,173,497)    (524,793)   (4,728,830)     (900,160)           -     (230,163)  (1,130,323)

  Interest & Financing
  Expenses - RP              (506,571)     (600,000)      (9,505)   (1,116,076)     (486,485)   (415,400)      (15,977)    (917,862)

  Warrant Expense                   -             -   (1,073,098)   (1,073,098)            -           -             -            -

  Interest Income               2,798             -            -         2,798        15,233           -             -       15,233

  Interest Income - RP        124,498             -       19,152       143,650       130,726           -        14,440      145,166
                         ------------  ------------ ------------  ------------  ------------ ------------ ------------  -----------
                  Total    (2,409,815)   (2,773,497)  (1,588,244)   (6,771,556)   (1,240,686)   (415,400)     (231,700)  (1,887,786)
                         ------------  ------------ ------------  ------------  ------------ ------------ ------------  -----------
Income (Loss) Before
Income Tax               $  2,178,769  $ (6,328,510)$ (4,275,482) $ (8,425,223) $  3,760,018 $(4,798,092) $ (2,197,243) $(3,235,317)
                         ============  ============ ============  ============  ============ ============ ============  ===========

     Since our accounting periods consist of a 4-4-5 week quarter, from time to time an additional week is included in the first period to adjust our period ends to more closely match a calender year end. For example, the three month period ended March 31, 2005 contained 14 weeks compared to the 13 weeks of the three month period ended March 31, 2006. As a result, the six months ended June 30, 2006 had 26 weeks as compared to 27 weeks in the same six month period ended June 30, 2005

     Revenues decreased $1,058,380 primarily as a result of the net effect of the revenues generated by the Palm Beach Princess decreasing by approximately $1.1 million, offset in part by the Big Easy revenues generated during the month of January 2006.

     Operating expenses decreased approximately $.752 million, or 4%, from $20,227,463 in the six months ended June 30, 2005 to $19,475,219 in the six months ended June 30, 2006 primarily the result of:

     o a decrease in the operating and carrying costs for the Big Easy of approximately $750,000 for the six months as compared to the previous six month period when we incurred start-up costs of $4.4 million;

     o a decrease in operating expenses for the Palm Beach Princess of approximately $700,000;

     o a decrease in equine operating costs of $447,989 because the Company terminated its equine operations on December 31, 2005; and

     o an increase in the carrying costs for our Royal Star vessel of $721,061, which vessel has been in wet dock storage since its purchase. The increase was primarily caused by the payments we are making on the gaming equipment placed aboard the vessel in January 2005 whereas last year the payments on the equipment were interest only and classified as an interest expense;

     o    an  increase  in  the  Parent   Company   administrative   expense  of
          approximately $124,000;

     o the impairment of the liquor license in the amount of $400,000 as compared to an impairment of a note receivable in the amount of $150,000 during the comparative six month period.

     The  Operating   (loss)  for  the  six  months  ended  June  30,  2006  was
($1,653,667) as compared to an operating (loss) of ($1,347,531) for the comparative six month period ended June 30, 2005.

     Other expenses increased by approximately $4.9 million as a result of an increase in the interest and financing expense due to: 1) the higher debt levels on the vessel leases; 2) higher interest rates as a result of the penalty interest incurred on the $30 million loan from PDS; 3) forbearance fees; 4) interest for the Big Easy being capitalized until March 31, 2005 during its reconstruction period which is reflected in the six month period ended June 30, 2005; and 5) an increase in the costs of warrants granted for financing in the amount of approximately $1.1 million.

     The Net (Loss) for the six months ended June 30, 2006 was ($8,425,223) or ($0.74) per share as compared to a net (loss) of ($3,325,314) or ($.32) per share for the six months ended June 30, 2005.

     For the six months ending June 30, 2006 the income before interest, taxes, depreciation and amortization and an impairment loss, (Adjusted EBITDA) was $426,812 as compared to Adjusted EBITDA of a negative ($348,125) for the corresponding six month period.

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

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                           Six Months Ended June 30,
                                        ------------------------------
                                              2006            2005
                                        --------------    ------------
Total Adjusted EBITDA                  $       426,812  $     (348,125)
  Depreciation & Amortization               (1,680,479)     (1,029,406)
  Interest & Financing Expenses             (6,918,004)     (2,048,182)
  Interest Income                              146,448         160,399
  Tax Benefit (Expense) on Income                    -          90,000
                                        --------------    ------------
Net Income (Loss) before Unusual Items      (8,025,223)     (3,175,314)

  Impairment Loss                             (400,000)       (150,000)
                                        --------------    ------------
Net Income (Loss)                      $    (8,425,223) $   (3,325,314)
                                        ==============    ============


     Vessel Operations

     Palm Beach Princess

     During the current period net operating revenue from vessel operations was $17,534,368 as compared to $18,646,794. The decrease in revenue of $1.1 million during the comparable quarters is due to comparing the 26 weeks of operations during 2006 to 27 weeks of operations during 2005. The operating subsidiary which operates the Palm Beach Princess ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs normally create more comparability of the Company's quarterly operations by generally having an equal number of weeks (13) and weekend days in each quarter. Periodically, this system necessitates a 14 week quarter. The March 31, 2005 quarter was such a quarter, therefore, the number of cruises, revenues and expenses reported for the first Fiscal quarter of last year included one additional week of operations as compared to the first quarter of 2006. The average revenue per week during the six months ended June 30, 2006 was $674,400 compared to $690,622 for the comparable six month period ended June 30, 2005. This was a result of a decrease in the number of passenger per week of 5.4%, partially offset by an increase in the revenue per passenger of $119.25 to $123.07.

     Casino operating expenses which also includes food, beverage and entertainment decreased $139,203 from $4,884,559 or 31.1% of casino revenue in the six month period ended June 30, 2005 to $4,745,356 or 31.5% of casino revenue in the six month period ended June 30, 2006 primarily the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

     During the month of January 2006, a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy operation. These allocations were made to more accurately reflect the cost of the Big Easy used as a casino gaming vessel. Approximately $161,465 of salaries allocated to the Big Easy were expensed as operating costs during the six months ended June 30, 2006 as compared to approximately $295,000 of salary costs that were expensed and $60,000 of salaries which were capitalized as part of the vessel costs during the six months ended June 30, 2005. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Sales, marketing and advertising expenses decreased $974,679 or 45%. The amounts incurred for marketing and advertising decreased because the Company did not have sufficient funds to spend due to our negative cash position. On Board expenses decreased by $113,459 as a result of fewer cruises during the current six month period.

     Maritime, legal and administrative expenses increased $527,762 which reflects in part the decrease in the allocation of salaries to the Big Easy since the allocation was only done for one month in the current year.

     Finance expenses increased $925,241 as a result of the higher interest rate due to default interest being charged and a forbearance fee recorded during the quarter. Depreciation and amortization increased $243,160 as a result of amortizing the dry dock expenses incurred in October of 2005.

     The income before income tax expense for the six months ended June 30, 2006 was $2,178,769 as compared to income before income tax of $3,760,017 in the comparable six month period ended June 30, 2005.

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

The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 26 weeks ended July 2, 2006 and for the 27 weeks ended July 3, 2005:

                                            Six Months Ended
                                        July 2,        July 3,
             Description                   2006           2005        Change
---------------------------------  ------------    -----------   -----------
Passenger Count                         142,477        156,361       (13,884)
Number of Cruises                           350            367           (17)
Average Number of
 Passengers per Cruise                      407            426           (19)
Net Revenue per Passenger         $      123.07   $     119.25  $       3.82

Revenue:

    Gaming                        $  15,074,450   $ 15,702,668  $   (628,218)
    Fare                              4,638,017      4,627,835        10,182
    On Board                          1,452,037      2,176,936      (724,899)
    Less: Promotional Allowances
    Fare                             (2,638,235)    (2,796,987)      158,752
    On Board                           (991,901)    (1,063,658)       71,757
                                   ------------    -----------   -----------
    Net Operating Revenue            17,534,368     18,646,794    (1,112,426)
                                   ------------    -----------   -----------
Expenses:

    Gaming                            4,745,356      4,884,559      (139,203)
    Fare                              1,185,473      2,160,152      (974,679)
    On Board                            422,135        535,594      (113,459)
    Maritime and Legal Expenses       3,781,011      3,528,794       252,217
    Administrative                    1,547,789      1,272,244       275,545
    Finance Expenses - Net            2,409,815      1,484,574       925,241

    Depreciation and Amortization     1,264,020      1,020,860       243,160
                                   ------------    -----------   -----------
    Total Expenses                   15,355,599     14,886,777       468,822
                                   ------------    -----------   -----------
        Income Before Income
        Tax Expense               $   2,178,769   $  3,760,017  $ (1,581,248)
                                   ============    ===========   ===========

     Big Easy

     During the six month period ending June 30, 2006 the Big Easy sustained losses before interest expense of approximately $3,555,000. This loss consist of the operational loss for the month of January and the continuing expenses to keep the ship at wet dock after February 1, 2006 and the casino equipment leases. Interest, financing expense and the bare boat charter fees during the six months were $2.8 million resulting in a net (loss) of ($6,328,510) for the six months ended June 30, 2006 as compared to a net (loss) of ($4,798,092) during the comparable six month period when the Big Easy costs were charged to development costs.


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

     There have not been any significant changes that occurred during the fiscal quarter ended June 30, 2006 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES


                                     Part II

                                OTHER INFORMATION

ITEM 1A. RISK FACTORS

     As disclosed in Part I, Item 1, Footnote 4, the Company has entered into a First Amended and Restated Forbearance Agreement with its primary lender, PDS Gaming Corporation, ("PDS") which agreement expires on August 29, 2006. The agreement which among other things requires that we sell assets or refinance their indebtedness in full by August 29, 2006 and if not renewed, PDS may foreclose on its collateral which could put us out of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     See Part I, Item 1, Note 16 regarding warrants to purchase stock which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     See Part I, Item 1, Footnote 4 which is incorporated herein by reference. The Company has failed to made any payments of principal or interest since January 2006. As of June 30, 2006, the balance of the monthly interest and principal payments that are in arrears total approximately $7 million dollars.

     The Company has also defaulted in the payment of $400,000 of an unsecured promissory note due December 9, 2005. The note bears interest at 9 % and more importantly requires the payment of penalty warrants for each month the note remains outstanding. See Part I, Item 1, Note 16-B, which is herein incorporated by reference.

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




August 21, 2006        /s/Francis W. Murray
                       ----------------------------------------------------
                       Francis W. Murray, President, Chief Executive Officer and
                       Chief Financial Officer

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


Date: August 21, 2006


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


Date: August 21, 2006


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

                                                                      Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three and six months ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Francis W. Murray
------------------------
Name: Francis W. Murray
Title: Chief Financial Officer
August 21, 2006