Form 10-Q/A
period 2006-06-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2006-08-22
CIK 320573

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
Yes   X      No
   ---------    ----------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes         No    X
   --------    ----------

Indicate by check as to whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes         No    X
   --------    ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                 Outstanding at August 19, 2006
------------------------------                  -------------------------------
Common Stock, $ 2.00 par value                         11,367,487 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                                QUARTERLY REPORT
                     for the Six Months ended June 30, 2006
                                   (Unaudited)

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 as filed by the Registrant on August 21, 2006 and is being filed to amend Footnote 4-J and the Liquidity and Capital Resource section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This amendment is being issued to correct a typographic error contained in Footnote 4-J and in the Liquidity and Capital Resource section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In the first sentence of the sixth paragraph of Footnote 4-J and in the first sentence of the eleventh paragraph of the Liquidity and Capital Resource section on page 31 of Management's Discussion and Analysis of Financial Condition and Results of Operations, it should be stated that "After expiration of the forbearance period on August 29, 2006, we do not expect to be able to make our monthly loan and lease payments unless, as a result of closing an Alternative Transaction, our outstanding loan and lease payments are substantially reduced."

     No attempt has been made to this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures.

                               Table of Contents

                                                                         Page No
PART I. FINANCIAL INFORMATION

Notes to Consolidated Financial Statements

         Footnote 4-J.......................................................1-2

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........3-5

Part II. OTHER INFORMATION

         Item 6. Exhibits ....................................................6

 SIGNATURES...................................................................7

 CERTIFICATIONS...............................................................8

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)  (J) First Amended and Restated Forbearance Agreement

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

     Also pursuant to the New Agreement, the EBITDA requirements applicable to the Company will be waived for the 12 month periods ending July 2, July 30 and August 27, 2006. All disbursements by our operating subsidiary, ITG Vegas, Inc., will require written approval by an assigned Crisis Manager, and disbursements may only be made in accordance with an approved budget as submitted by the Company and approved by PDS.

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     After expiration of the forbearance period on August 29, 2006, we do not expect to be able to make our monthly loan and lease payments unless, as a result of closing an Alternative Transaction, our outstanding loan and lease payments are substantially reduced. We also do not expect that we will be able to consummate the sale of any of our vessels, the Original Cherry Hill Note or our operating business before the expiration of the forbearance period on August 29, 2006 and will seek to negotiate a further amendment to the forbearance agreement giving us additional time to consummate any such transactions based on circumstance existing on August 29, 2006. No assurance can be given that PDS will be willing to grant any further extension of time or otherwise agree to forbear from exercising rights or remedies it may have due to our defaults.

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

     After expiration of the forbearance period on August 29, 2006, we do not expect to be able to make our monthly loan and lease payments unless, as a result of closing an Alternative Transaction, our outstanding loan and lease payments are substantially reduced. We also do not expect that we will be able to consummate the sale of any of our vessels, the Original Cherry Hill Note or our operating business before the expiration of the forbearance period on August 29, 2006 and will seek to negotiate a further amendment to the forbearance agreement giving us additional time to consummate any such transactions based on circumstance existing on August 29, 2006. No assurance can be given that PDS will be willing to grant any further extension of time or otherwise agree to forbear from exercising rights or remedies it may have due to our defaults.

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




August 22, 2006        /s/Francis W. Murray
                       ----------------------------------------------------
                       Francis W. Murray, President, Chief Executive Officer and
                       Chief Financial Officer

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


Date: August 22, 2006


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


Date: August 22, 2006


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



/s/ Francis W. Murray
------------------------
Name: Francis W. Murray
Title: Chief Financial Officer
August 22, 2006