Form 10-Q
period 2006-09-30
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2006-11-14
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2006
                               -------------------------------------------------
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
Yes   X     No
    -----     ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes         No  X
    -----     ----


     Indicate by check as to whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes         No  X
    -----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                        Outstanding at November 10, 2006
-----------------------------             --------------------------------
Common Stock, $2.00 par value                    11,367,487 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
             for the Three and Nine Months ended September 30, 2006
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                      PAGE
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

   Consolidated Balance Sheets
            as of September 30, 2006 and December 31, 2005...............1-2

   Consolidated Statements of Operations
            for the Three and Nine Months ended
            September 30, 2006 and 2005..................................3

   Consolidated Statement of Stockholders' Equity
            for the Nine Months ended September 30, 2006.................4

   Consolidated Statements of Cash Flows
            for the Nine Months ended
            September 30, 2006 and 2005..................................5

Notes to Consolidated Financial Statements...............................6-28

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............29-42

   Item 3. Quantitative and Qualitative Disclosures About Market Risk....43

   Item 4.  Controls and Procedures......................................43

PART II. OTHER INFORMATION

   Item 1A. Risk Factors ................................................44

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...44

   Item 3. Defaults Upon Senior Securities...............................44

   Item 6. Exhibits .....................................................44

SIGNATURES...............................................................45

CERTIFICATIONS...........................................................46-48

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


                                     ASSETS

                                                                  September 30,
                                                                      2006           December 31,
                                                                   (UNAUDITED)           2005
                                                              -----------------   ----------------
 CURRENT ASSETS:
      Cash and Cash Equivalents                                   $    869,021       $  1,846,239
      Accounts Receivable                                              288,102            218,087
      Prepaid Expenses                                               1,939,955          1,697,034
      Other Current Assets                                             177,301            524,200
      Assets of Discontinued Operations                                  1,560            401,672
                                                              -----------------   ----------------
           TOTAL CURRENT ASSETS                                      3,275,939          4,687,232
                                                              -----------------   ----------------

 VESSELS & EQUIPMENT
      Vessel - Palm Beach Princess - under Capital Lease            17,500,000         17,500,000
      Equipment                                                      3,884,142          3,334,079
      Leasehold Improvements                                           921,899            988,625
      Vessel - Big Easy - under Capital Lease -
          Not in Service                                            20,305,348         20,305,348
      Vessel Not Placed in Service - Royal Star                      3,054,735          3,007,216
                                                              -----------------   ----------------
                                                                    45,666,124         45,135,268
      LESS: Accumulated Depreciation and Amortization                6,041,832          4,024,434
                                                              -----------------   ----------------
           TOTAL VESSELS & EQUIPMENT - NET                          39,624,292         41,110,834
                                                              -----------------   ----------------


 OTHER ASSETS:
      Notes Receivable                                              14,278,651         14,278,651
      Vessel Deposits - Related Parties                              9,733,136          9,726,377
      Deposits and Other Assets - Related Parties                    4,799,321          4,541,125
      Deposits and Other Assets - Non-Related Parties                1,327,237          1,734,756
      Spare Parts Inventory                                            996,557          1,032,603
                                                              -----------------   ----------------
           TOTAL OTHER ASSETS                                       31,134,902         31,313,512
                                                              -----------------   ----------------

 TOTAL ASSETS                                                     $ 74,035,133       $ 77,111,578
                                                              =================   ===============


 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30,
                                                                  2006              December 31,
                                                               (UNAUDITED)              2005
                                                              -----------------   ----------------
 CURRENT LIABILITIES:
      Accounts Payable                                            $  6,244,739       $ 7,310,569
      Accrued Expenses                                               4,210,687         4,519,508
      Accrued Expenses -Bareboat  Charter - Related Party            1,689,167           129,425
      Short-Term Debt                                                4,728,711         4,133,997
      Vessel Equipment Lease Payable - PDS                           1,881,357                -
      Vessel Capital Lease Payable - Current Portion                31,763,818        26,255,439
      Deferred Interest - Short-Term                                   529,860           510,423
      Short-Term Debt - Related Parties                                419,864           531,353
      Liabilities of Discontinued Operations                           413,000           405,802
                                                              -----------------   ----------------
           TOTAL CURRENT LIABILITIES                                51,881,203        43,796,516
                                                              -----------------   ----------------

 LONG-TERM LIABILITIES:
      Vessel Capital Lease Payable - Long Term Portion
        - Related Party                                              3,500,000         3,500,000
      Long-Term Debt - Net of Current Portion                           23,997            93,108
      Deferred Interest - Long-Term                                    840,546         1,239,609
      Long-Term Advances From Related Parties                          508,710           653,571
                                                              -----------------   ----------------
           TOTAL LONG-TERM LIABILITIES                               4,873,253         5,486,288
                                                              -----------------   ----------------

 DEFERRED INCOME                                                     1,505,641         1,559,388

 COMMITMENTS AND CONTINGENCIES                                      -                       -


 STOCKHOLDERS' EQUITY:
      Series A Preferred Stock, $100 Par Value,
         Authorized 500,000 Shares, 362,844
         Issued and Outstanding                                     36,284,375        36,284,375
      Series B Convertible Preferred Stock, $10 Par Value,
         Authorized 500,000 Shares, 500,000
         Issued and Outstanding                                      5,000,000         5,000,000
      Common Stock, $2 Par Value, Authorized 25,000,000
        Shares 12,282,564,  Issued and Outstanding                  24,565,125        24,565,125
      Capital in Excess of Par                                      23,972,884        22,462,582
      (Deficit) (subsequent to June 30, 1993,
         date of quasi-reorganization)                             (73,589,810)      (61,585,158)
                                                              -----------------   ----------------
                                                                    16,232,574        26,726,924
      LESS:
         Treasury Stock, 915,077 Shares                               (457,538)         (457,538)
                                                              -----------------   ----------------
           TOTAL STOCKHOLDERS' EQUITY                               15,775,036        26,269,386
                                                              -----------------   ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $74,035,133       $77,111,578
                                                              =================   ================

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)


                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                     ---------------------------------   ------------------------------
                                                            2006            2005              2006            2005
                                                     ---------------- ----------------   --------------- --------------
 OPERATING REVENUES:
      Gaming                                            $  5,892,368     $  6,232,595     $  21,029,556    $ 21,935,263
      Fare                                                   479,591          627,080         2,092,120       2,457,928
      On Board                                               413,995          467,529         1,277,135       1,580,807
      Other                                                  146,596           63,863           355,290         297,001
                                                     ---------------  ---------------    --------------  --------------
           NET OPERATING REVENUES                          6,932,550        7,391,067        24,754,101      26,270,999
                                                     ---------------  ---------------    --------------  --------------

 OPERATING COSTS AND EXPENSES:
      Gaming                                               2,694,223        2,142,029         8,473,346       7,026,588
      Fare                                                   685,918          975,632         2,157,815       3,340,143
      On Board                                               199,772          218,295           655,864         753,889
      Maritime & Legal Expenses                            1,979,905        1,846,962         7,108,141       5,375,756
      General & Administrative Expenses                      754,226          611,824         2,725,017       2,135,224
      General & Administrative Expenses - Parent             360,525          573,730         1,750,681       1,541,231
      Ship Development Costs - Big Easy                            -        2,332,773                 -       6,715,465
      Ship Carrying Costs - Royal Star                       418,621          350,569         1,317,521         528,408
      Development Costs - Other                               41,956          241,504           341,502         476,682
      Equine Costs                                                 -          274,019                 -         722,008
      Depreciation & Amortization                            584,235          657,198         2,264,713       1,686,604
      Loss on Impairment of Assets                                 -                -           400,000         150,000
                                                     ---------------  ---------------    --------------  --------------
           TOTAL OPERATING COSTS AND EXPENSES              7,719,381       10,224,535        27,194,600      30,451,997
                                                     ---------------  ---------------    --------------  --------------

 OPERATING (LOSS)                                           (786,831)      (2,833,468)       (2,440,499)     (4,180,998)
                                                     ---------------  ---------------    --------------  --------------

 OTHER INCOME (EXPENSE):
      Interest and Financing Expenses                     (1,895,768)      (1,321,432)       (6,624,598)     (2,451,756)
      Interest and Financing Expenses - Related Party       (533,171)        (151,438)       (1,649,247)     (1,069,300)
      Cost of Warrants Granted for Financing                (437,204)               -        (1,510,302)              -
      Interest Income                                          1,681           13,667             4,478          37,005
      Interest Income Related Parties                         71,865           72,888           215,516         205,992
                                                     ---------------  ---------------    --------------  --------------
           TOTAL OTHER INCOME (EXPENSE)                   (2,792,597)      (1,386,315)       (9,564,153)     (3,278,059)
                                                     ---------------  ---------------    --------------  --------------

 (LOSS) BEFORE TAX PROVISION                              (3,579,428)      (4,219,783)      (12,004,652)     (7,459,057)
       Income Tax Expense                                          -            7,000                 -          97,000
                                                     ---------------  ---------------    --------------  --------------

 NET (LOSS)                                             $ (3,579,428)    $ (4,226,783)    $ (12,004,652)   $ (7,556,057)
                                                     ================ ================   =============== ===============

 NET BASIC AND DILUTED (LOSS) PER COMMON SHARE               $ (0.31)         $ (0.40)          $ (1.06)        $ (0.72)
                                                     ================ ================   =============== ===============

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Basic & Diluted                  11,367,487       10,567,487        11,367,487      10,567,487
                                                     ================ ================   =============== ===============

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)

                                                               Series A            Series B Convertible
                                                              Preferred                 Preferred                  Common
                                                       -----------------------  -----------------------  -------------------------
                                                       Number of                Number of                Number of
                                                       Shares        Amount     Shares        Amount     Shares          Amount
                                                       ---------  ------------  ---------   -----------  ---------    ------------
BALANCE - DECEMBER 31, 2005                            362,844    $ 36,284,375  500,000     $ 5,000,000  12,282,564   $ 24,565,125
   Warrants Issued as Compensation                           -               -        -               -           -              -
Net (Loss) for the Nine Months Ended September 30, 2006      -               -        -               -           -              -
                                                        ---------  ------------  ---------   -----------  ---------    ------------
BALANCE - SEPTEMBER 30, 2006                           362,844    $ 36,284,375  500,000     $ 5,000,000  12,282,564   $ 24,565,125
                                                        =========  ============  =======     ===========  ==========   ============

                                                       Capital                            Treasury
                                                       in Excess                          Stock
                                                       of Par            (Deficit)        At Cost            Total
                                                       ------------     -------------     ----------      ------------
BALANCE - DECEMBER 31, 2005                            $ 22,462,582     $ (61,585,158)    $ (457,538)     $ 26,269,386
   Warrants Issued as Compensation                        1,510,302                 -              -         1,510,302
Net (Loss) for the Nine Months Ended September 30, 2006           -       (12,004,652)             -       (12,004,652)
                                                        ------------     -------------     ----------      ------------
BALANCE - SEPTEMBER 30, 2006                           $ 23,972,884     $ (73,589,810)    $ (457,538)     $ 15,775,036
                                                        ============     =============     ==========      ============

      See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        -------------------------------------
                                                                             2006                    2005
                                                                        -------------            ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      (LOSS) BEFORE DISCONTINUED OPERATIONS                             $ (12,004,652)           $ (7,556,057)
      Adjustments to reconcile income (loss) to net cash (used in)
          provided by operating activities:
           Depreciation and Amortization                                    2,264,713               1,686,604
           Expense of Options/Warrants Granted                              1,510,302                 191,243
           Interest Added to Capital Lease Debt - PDS                       5,508,377                       -
           Impairment of Assets                                               400,000                 150,000
           (Decrease) in Deferred Income                                      (53,747)                (53,510)
           Changes in Operating Assets and Liabilities -
              (Increase) Decrease in Accounts Receivable                      (70,015)                542,785
              (Increase) Decrease in Other Assets                             346,899                (169,044)
              (Increase) in Prepaid Expenses                                 (242,921)               (595,861)
              Increase in Accounts Payable and Accrued Expenses             2,066,450               4,076,030
                                                                        -------------            ------------
      CASH (USED IN) OPERATING ACTIVITIES BEFORE
         DISCONTINUED OPERATIONS                                             (274,594)             (1,727,810)
      CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                        7,200                  87,802
                                                                        -------------            ------------
      NET CASH (USED IN) OPERATING ACTIVITIES                                (267,394)             (1,640,008)
                                                                        -------------            ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase and Improvements of Big Easy - Related Party                          -              (6,230,505)
     Purchase and Improvements of Royal Star                                        -              (1,689,798)
     Purchase Options in Big Easy - Related Party                                   -              (2,973,575)
     Note Receivable Collected - Related Party                                      -               2,600,749
     Advances -  Related Party                                                      -              (2,246,355)
     Livestock Expenditures                                                         -                (328,247)
     Capital Expenditures                                                    (624,328)               (357,706)
     (Increase) Decrease in Other Investment Activity                         407,183                 250,639
                                                                        -------------            ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                                (217,145)            (10,974,798)
                                                                        -------------            ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Funds Received from PDS Notes & Other Lenders                                  -              10,829,417
     Proceeds from Sale of Series B Preferred Stock                                 -               2,959,500
     Fees Paid on Sale of Series B Preferred Stock                                  -                (244,500)
     Proceeds from Related Party Loans                                              -               2,651,558
     Financing Costs                                                                -              (1,120,240)
     Principal Payment on Stock Purchase Note                                       -              (1,241,669)
     Advances (Paid) Received (to) From Related Parties                        (9,978)               (104,612)
     Principal Payments on Short Term Notes                                  (393,350)               (340,002)
     Principal Payments on Long Term Notes                                    (89,800)               (374,727)
     Decrease in Balances Due to/from Discontinued Subsidiaries                 7,313                  86,853
                                                                        -------------            ------------
      CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
        BEFORE DISCONTINUED FINANCING ACTIVITIES                             (485,815)             13,101,579
      CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                         (7,313)                (86,853)
                                                                        -------------            ------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (493,128)             13,014,726
                                                                        -------------            ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (977,667)                399,920
           LESS CASH AND CASH EQUIVALENTS  FROM
             DISCONTINUED OPERATIONS                                              449                     111
      CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                  1,846,239               1,640,895
                                                                        -------------            ------------
      CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                    $     869,021            $  2,040,926
                                                                        =============            ============
      Supplemental Disclosures of Cash Flow Information:
           Cash paid during the period for:
           Interest                                                     $      47,257            $  6,375,772
           Income Taxes                                                 $      78,130            $          -


     Supplemental Schedule of Non-Cash Investing and Financing Activities:

     During the Nine Months ended September 30, 2006, the PDS interest expense for the period in the amount of $5,508,377 added to the short-term principal balance of the respective leases.

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION AND GOING CONCERN

     The  accompanying  consolidated  financial  statements  have been  prepared
assuming   International    Thoroughbred   Breeders,   Inc.   and   subsidiaries
(collectively, the "Company") will continue as a going concern.

     In an audit opinion report dated April 13, 2006 on the Company's financial statements for the fiscal year ended December 31, 2005, the Company's independent auditors included an explanatory paragraph stating: (i) that the Company sustained recurring loses from operations of approximately $21 million during its last three fiscal years ending December 31, 2005; and (ii) was in violation of its loan covenants with its major lender until March 22, 2006 when it entered into a Forbearance Agreement with its primary lender, PDS Gaming Corporation ("PDS"). During the nine months ended September 30, 2006, the Company sustained additional losses from operations of approximately $12 million.

     During the nine months ended September 30, 2006, the Company was unable to make the monthly payments due under the Company's outstanding debt and lease obligations to PDS. During our first quarter ended March 31, 2006, we entered into a forbearance agreement, subsequently amended during our third quarter ended September 30, 2006, with PDS which expired on August 29, 2006. Both agreements deferred the monthly principal and interest payments under our loan agreement and monthly rental payments under our equipment leases. We agreed to retain a financial advisor to analyze and pursue strategic alternatives, including the sales of one or more assets.

     On October 3, 2006, we received notice from PDS that it had accelerated the maturity of our obligations and declared all amounts remaining unpaid under the Loan Agreement and the Note dated June 30, 2005, immediately due and payable. PDS has demanded the payment of all unpaid obligations and all amounts payable under our equipment leases with PDS. As of October 1, 2006, we owe approximately $35.6 million under the loan agreement and note and approximately $4.5 million under the equipment leases.

     The Company does not currently have the means to satisfy PDS's demands and is currently negotiating with PDS for an amicable solution. The Company is continuing to analyze and pursue strategic alternatives, including sales of assets. No assurances can be given that the Company will be successful in these endeavors. If we are unsuccessful in resolving this matter, we believe the lender will take action in an attempt to foreclose against our assets.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Nature of Operations - International Thoroughbred Breeders, Inc., a Delaware corporation ("ITB" and together with its subsidiaries, the "Company"), was incorporated on October 31, 1980. Its principal operating subsidiary, ITG Vegas, Inc. ("ITG Vegas") is currently engaged in an entertainment cruise and casino ship business under a bareboat charter of the vessel M/V Palm Beach Princess (the "Palm Beach Princess"). The Palm Beach Princess performs fourteen cruises weekly from the Port of Palm Beach, Florida, that is, a daytime and an evening cruise each day. Each cruise is of five to six hours duration. During each cruise, the Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino, sit-down buffet dining, live musical shows, bars and lounges, swimming pool and sundecks. The casino occupies approximately 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, 24 table games, including blackjack, craps and roulette, 5 poker tables, and a sports wagering book.

     Using the funding provided by the PDS Transactions (see Note 3) and working capital, our subsidiary, ITG Palm Beach, LLC, began making alterations, retrofits and improvements to a second vessel, the Big Easy, to prepare it for use as a casino cruise ship. After numerous delays caused by start up problems and hurricane Wilma, we began limited regular passenger service also from the Port of Palm Beach, Florida on November 12, 2005. On February 1, 2006 we indefinitely suspended operations of the Big Easy after two and one half months of operations because the

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Coast Guard removed the vessel's Certificate of Inspection until the installation of an insulating bulkhead was completed. The February 1, 2006 Coast Guard decision was the last in a series of unforeseen business circumstances which limited management's ability to introduce the Big Easy to the market and necessitated the suspension of Big Easy commercial cruise operations indefinitely.

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

     (E) Accounting Periods - The subsidiaries which operate the Palm Beach Princess and operated the Big Easy until February 1, 2006 end their quarterly accounting periods on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations, by generally having an equal number of weeks (13) and week-end days in each quarter. During the quarter ended September 30, 2006, these accounting periods ended on October 1, 2006 as compared to October 2, 2005 in the quarter ended September 30, 2005. Since our accounting periods consist of a 4-4-5 week quarter, from time to time an additional week is included in the first period to adjust our period ends to more closely match a calendar year end. For example, the period ended March 31, 2005 contained 14 weeks compared to the 13 weeks of the period ended March 31, 2006.

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

     (H) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense includes the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the three months ended September 30, 2006 and 2005, the amortized expense was $76,539 and $44,976, respectively and $245,809 and $135,058, respectively for the nine month comparable periods.

     As a result of the PDS transactions (see Footnote 4) we are leasing the vessel M/V Palm Beach Princess and the Big Easy under capital lease arrangements. The Company began depreciating the M/V Palm Beach Princess during our previous fiscal year end of June 30, 2005 and began depreciating the Big Easy when it was placed in

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

service on October 18, 2005. As a result of the Big Easy being removed from service during the quarter ended March 31, 2006 and the unlikelihood that the vessel will be returned to service in the immediate future, we suspended depreciating the vessel. Financing fees in connection with the PDS financings, are being amortized over the life of the loans. For the three months ended September 30, 2006 and 2005, the amortized expense associated with these finance costs was $132,573 and $118,846, respectively and $361,051 and $293,063, respectively for the nine month comparable periods.

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

     (I) Net Assets of Discontinued Operations - At September 30, 2006 and December 31, 2005, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

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

     In December, 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R is now effective for public companies for the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. In accordance with the new rule, the Company will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, effective July 1, 2005. Until July 1, 2005 the Company accounted for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of the stock options granted was equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. No options were granted during the nine month period ended September 30, 2006.

     (K) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

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

(3) PDS TRANSACTIONS

     On October 3, 2006, the Company received notice from PDS that it had accelerated the maturity of our obligations and declared all amounts remaining unpaid under the Loan Agreement and the Note dated June 30, 2005, immediately due and payable. PDS has demanded the payment of all unpaid obligations and all amounts payable under our equipment leases with PDS. As of October 1, 2006, we owe approximately $35.6 million under the loan agreement and note and approximately $4.5 million under the equipment leases. The company does not currently have the means to satisfy the creditor's demands and is currently negotiating with PDS for an amicable solution. The Company is continuing to analyze and pursue strategic alternatives, including sales of assets. If we are unsuccessful in resolving this matter, we believe the lender will take action in an attempt to foreclose against our assets. (See 3 (K))

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Since July 2004, ITB and several of its subsidiaries, along with Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies owned or controlled by Francis W. Murray, completed several financial and lease transactions with PDS Gaming Corporation ("PDS"), a publicly held company located in Las Vegas, along with several of its affiliated companies. On July 7, 2004, January 5, 2005 and April 5, 2005 we closed on various transactions with PDS. On June 30, 2005 the Company and several of its subsidiaries, along with companies controlled by Francis W. Murray, borrowed $29,313,889 to refinance the approximately $27 million in existing PDS debts, with approximately $2.3 million of add-on financing being provided. We have been operating under the vessel and equipment leases and financing arrangements consummated on at various times since July 7, 2004. Below is a summary of those transactions.

     (A) On July 7, 2004 PBMC and its affiliate company, PBE, the Company and our subsidiaries ITG Vegas and ITG Palm Beach, LLC closed on a $23 million transaction with PDS. The transactions were structured as a sale/leaseback by PBMC and PBE, although, as to $20 million of the $23 million total, it was effectively equivalent to a secured loan against the Palm Beach Princess and the Big Easy vessels. Of the $23 million, $14 million was advanced to PBMC by an affiliate of PDS as purchase price in purchasing the Palm Beach Princess. The PDS affiliate leased and chartered the Palm Beach Princess back to PBMC and PBE, which then subchartered the vessel to our subsidiary, ITG Vegas, Inc. Another $6 million of the $23 million was advanced for the benefit of PBMC and PBE for the purchase and retrofitting of the vessel Big Easy, which vessel PDS (through an affiliate) leased and chartered to PBMC and PBE, who, in turn, subchartered the Big Easy vessel to ITG Vegas, Inc. and a new wholly- owned subsidiary of ITG Vegas, ITG Palm Beach, LLC ("ITG Palm Beach"). The remaining $3 million of funding from PDS is for ITG Vegas and ITG Palm Beach's lease of gaming equipment for use on the Palm Beach Princess and Big Easy vessels.

     All of the outstanding capital stock of PBMC is owned by Francis W. Murray, our Chairman and Chief Executive Officer. PBMC owns 50% of the outstanding capital stock of PBE. The remaining 50% of the outstanding capital stock of PBE is owned by Raymond Parello and has been pledged to us to secure certain debts owed to us as described below under "Prior Operations - Sale of Las Vegas Note."

     Sale-Leaseback of the Princess. Prior to the closing of the PDS Transaction (the "Closing"), the Palm Beach Princess was owned by PBMC. PBMC was indebted under the Ship Mortgage Obligation in a principal amount of $12,000,000 plus accrued interest. The Brennan Trustee was the holder of the Ship Mortgage Obligation, and our subsidiary, ITG Vegas, had agreed to purchase the Ship Mortgage Obligation for a purchase price of $13,750,000 (the "Purchase Obligation") in order to obtain rights to operate the vessel under a bareboat charter. In addition, we were indebted to the Brennan Trustee in connection with our repurchase of 3,678,145 shares of our common stock (the "ITB Obligation"). As of Closing of the first PDS transaction on July 7, 2004, the aggregate outstanding amount of the Purchase Obligation and ITB Obligation was
$7,916,451.71, for all of which PBMC, ITG Vegas and ITB were jointly and severally liable. At the Closing, Cruise Holdings I, LLC ("Cruise I"), a subsidiary of PDS Gaming Corporation ("PDS"), purchased the Palm Beach Princess from PBMC for $14,000,000, $7,916,451.71 of which was paid by PBMC directly to the Brennan Trustee to satisfy the Purchase Obligation and the ITB Obligation.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     PBMC and PBE also entered into a Sub-Bareboat Charter to charter the Big Easy to ITG Vegas and ITG Palm Beach for a five year period. The charter hire payable by ITG Vegas and ITG Palm Beach under the Big Easy Sub- Charter was $100,000 per month ($1.2 million per year) plus one percent (1%) of the gross operating revenues of the Big Easy. Under the Big Easy Sub-Charter, PBE granted to ITG Vegas and ITG Palm Beach an option to purchase PBE's right to acquire the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, to be determined following commencement of operations of the Big Easy, to which certain amounts were to be credited.

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

     (D) On June 30, 2005, the Company, together with its subsidiaries, ITG Vegas, Inc. ("ITGV"), ITG Palm Beach, LLC ("ITGPB"), International Thoroughbred Gaming Development Corporation ("ITGDC") and Riviera Beach Entertainment, LLC ("RBE") and Royal Star Entertainment, LLC ("RSE"), entered into a Loan and Security Agreement with PDS as lender, pursuant to which ITGV, ITGDC, RBE, RSE and ITGPB (collectively, the "Borrowers"), borrowed $29,313,889 to refinance the approximately $27 million in existing debts (whether in the form of loans, ship leases or ship charters) to PDS, with approximately $2.3 million of add-on financing being provided. The maturity of all of the new indebtedness will be July 1, 2009. Our overall annual interest rate on the new PDS loan is 17% until ITG Vegas' EBITDA exceeds $17 million on an annualized basis, at which time the interest rate will be 15.5%. Funding was completed on July 18, 2005 following the satisfaction of certain conditions, including the execution, delivery and recording of ship mortgages and all other closing documents.

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

     Effective August 1, 2005 monthly interest and principal payments were due in the amount of approximately $1,100,000 during the first 2 years, with the remaining monthly payments decreasing slightly. The terms of the new loan required the Company to maintain an EBITDA of $7.5 million for the nine months ending October 2, 2005, $10.5 million for the twelve months ending January 1, 2006, increasing to $12 million for the twelve months ending October 1, 2006. If these levels were not maintained or if we were not in compliance with other various loan covenants we would be in default of the loan.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     (J) First Amended and Restated Forbearance Agreement

     On July 14, 2006, International Thoroughbred Breeders, Inc. and certain of its subsidiaries (collectively, the "Company") and certain other companies owned or controlled by Francis W. Murray, our CEO (all being the same companies which are parties to the Loan and Security Agreement dated as of June 30, 2005, with PDS Gaming Corporation and being hereinafter collectively called the "Credit Parties"), entered into a First Amended and Restated Forbearance Agreement (the "New Agreement"). The New Agreement, which was effective June 1, 2006, amends and restates the original Forbearance Agreement among the same parties dated March 22, 2006, which had expired on May 31, 2006. Under the New Agreement, PDS Gaming Corporation ("PDS") agreed, as lender and as lessor, that, as long as no additional defaults occur under the New Agreement or under our loan and security agreements or equipment leases with PDS, it will forbear, for a period expiring August 29, 2006, from accelerating payment and enforcing its rights and remedies against the Credit Parties due to the specified payment defaults and covenant defaults presently existing on our part under our loan documents and equipment leases. Notwithstanding expiration of the original Forbearance Agreement, PDS had not accelerated payment of the balance of our indebtedness.

     Also under the New Agreement, PDS deferred payment of monthly principal and interest payments under our loan agreement and monthly rental payments under our equipment leases which otherwise would become due during the forbearance period ending August 29, 2006. In consideration of PDS' agreements in the New Agreement, we agreed to pay a forbearance fee of $173,687 to PDS at maturity.

     The Company also agreed to pay, as damages to PDS on account of default interest that it in turn is required to pay to its financier, additional interest at a rate of 2-1/2% per annum above the interest rate already being charged

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

to us on our principal and delinquent interest payments under our loan agreement with PDS. Therefore, the effective rate of interest we are required to pay on the unpaid principal balance plus delinquent interest payments which are being capitalized totaling $35,086,495 as of September 30, 2006 is approximately 22% per annum. As of September 30, 2006, the amount of such additional interest which we agreed to pay to PDS is $1,281,755.

     Under the New Agreement, the Credit Parties have agreed to retain a financial advisor to analyze and pursue strategic alternatives, including the sale of assets, and to retain a broker in connection with such asset sales, in order to reduce indebtedness. The New Agreement required the Credit Parties to sell one or more assets with closing date(s) targeted to occur no later than August 29, 2006, or otherwise refinance, and pay in full our obligations to PDS by the end of the forbearance period, August 29, 2006.

     Also pursuant to the New Agreement, the EBITDA requirements applicable to the Company were waived for the 12 month periods ending July 2, July 30 and August 27, 2006. All disbursements by our operating subsidiary, ITG Vegas, Inc., require written approval by an assigned Crisis Manager, and disbursements may only be made in accordance with an approved budget as submitted by the Company and approved by PDS.

     After expiration of the forbearance period on August 29, 2006, we did not make our monthly loan and lease payments. We also were not able to consummate the sale of any of our vessels, the Original Cherry Hill Note or our operating business within the time period permitted by the Forbearance Agreement.

     (K) Default Notice from PDS Gaming Corporation.

     On October 3, 2006, we together with certain of our subsidiaries and certain companies owned or controlled by Francis W. Murray, our CEO, all being the same companies which entered into the Loan and Security Agreement with PDS received notice from PDS that it has accelerated the maturity of our obligations and declared all amounts remaining unpaid under the Loan Agreement and the Note dated June 30, 2005, and all amounts payable under our equipment leases with PDS immediately due and payable. As of October 1, 2006, the borrowers owed approximately $35.6 million under the loan agreement and note and approximately $4.5 million under the equipment leases.

     We have been in default in payment of the principal and interest under the note, and in default in payment of the equipment rentals under the PDS leases, in each case since January 2006. The forbearance period under such forbearance agreement mentioned above expired on August 29, 2006. As a result of the acceleration, the rate of interest payable under the note increased by 5% per annum above the rate in effect prior to our default. We do not currently have the means to satisfy the creditor's demands and are currently negotiating with PDS for an amicable solution. We are continuing to analyze and pursue strategic alternatives, including sales of assets. If we are unsuccessful in resolving this matter, we believe the lender will take action in an attempt to foreclose against our assets.

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

     The transaction described in Note 3 also included the charter of the Big Easy and a lease for gaming equipment aboard that vessel. As a result of the June 30, 2005 PDS transaction, we have accounted for the Big Easy charter as a capital lease. Principal payments on the Big Easy portion of the PDS loan of $12.6 million will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. The transaction described in note 3 also permits the Company to purchase the Big Easy for the appraised value of the vessel which shall be determined upon the refitting and refurbishing of the vessel. The Company has determined the value of the Big Easy by capitalizing the total of: 1) the costs it had incurred for improvements it had made to the Big Easy; and 2) the present value of the payments required under the PDS Gaming loans on the date we recorded the capital lease.

     The transaction described in Note 3(B) included a lease for gaming equipment aboard the vessel, Royal Star. The gaming equipment lease will be accounted for as an operating lease.

     Vessels, plant and equipment at September 30, 2006 include the following amounts for capitalized leases:

     Vessel, Palm Beach Princess                  $           17,500,000

     Vessel, Big Easy                                         20,305,348
                                                       -----------------
     Less: allowance for depreciation                         (2,971,910)
                                                       -----------------
     Capital Leases                               $           34,833,438
                                                       =================

     The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2006:


Period ending September 30, 2006                        $   43,399,378
                                                         -------------
Total minimum lease payments                            $   43,399,378

Less: amount representing interest                         (11,635,560)
                                                         -------------
Present value of net minimum lease payment              $   31,763,818
                                                        ==============

The following is a schedule of capital lease liabilities due at September 30, 2006:

                                                September 30, 2006
                                     -----------------------------------------
Vessel                               Short-Term      Long-Term        Total
---------------------------------    -----------     ----------     ----------
Palm Beach Princess              $    16,539,762  $           -  $  16,539,762

Big Easy                              15,224,056              -     15,224,056

Royal Star                             3,322,677              -      3,322,677
                                     -----------     ----------     ----------
Amount due to PDS for vessels         35,086,495              -     35,086,495

Less: Royal Star Note shown in
 Notes Payable (See Note 10)          (3,322,677)             -     (3,322,677)

Fair Market Valuation -
 Palm Beach Princess                           -      3,500,000      3,500,000
                                     -----------     ----------     ----------
Total Short and Long Term Vessel
 Leases Payable                  $    31,763,818  $   3,500,000  $  35,263,818
                                     ===========     ==========     ==========

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5) SERIES B PREFERRED STOCK

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

     The Series B Preferred Stock will automatically be converted into common stock upon the effective date of a Registration Statement covering the common shares issuable upon conversion which was filed with the Securities and Exchange Commission on December 30, 2005. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. The Company will need to file an Amended Form S-1 in the near future and if the registration statement becomes effective during the quarter ended June 30, 2007, the conversion price will be $1.86 and the outstanding Series B Preferred Stock will be convertible into 4,032,258 shares of additional new common shares.

     During the quarter our net loss was increased by a non-cash expense of $169,780 as the result of the accounting for the sale of Series B convertible preferred stock. This non-cash item, known as a "Beneficial Conversion Feature", is the result of the application of the Emerging Issues Task Force's (EITF) Issues 98-5 and 00- 27. The beneficial conversion feature was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the estimated number of common shares into which the security is convertible. The number of common shares the Preferred Stock is convertible into has been increased during the current quarter, assuming a delayed conversion before June 30, 2007, at a price of $1.86 per share. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price of $15 per share by the conversion price then in effect. If these shares are issued before June 30, 2007 a total of 4,032,258 shares of Common Stock would be issued upon conversion of all the Series B Preferred Stock, which represents an additional 282,258 shares above the original number had the price been $2. The value assigned to the beneficial conversion feature on the Preferred Stock was credited to paid in capital and charged to earnings as interest expense.

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

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(7) DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                     September 30, 2006    December 31, 2005
                                     ------------------    -----------------
Long-Term Prepaid Loan Costs -
 Net of amortization in the amount
 of ($819,796) and ($362,424),
 respectively                       $           922,030   $        1,411,976

Port Lease Rights                               250,000              250,000

Other Misc. Assets                              155,207               72,780
                                     ------------------    -----------------
         Total                      $         1,327,237   $        1,734,756
                                     ==================    =================

(8) VESSEL DEPOSITS AND DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     (A) Vessel Deposits - Related Parties

     Beginning on July 7, 2004, we entered into Sub-Bareboat Charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Pursuant to our June 30, 2005 refinancing and restructuring of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value at the time of $17.5 million) and for fair market value (to be determined by appraisal) in the case of the Big Easy. Once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels; as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel; and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy in excess of $6 million which we paid, amounting to approximately $14 million, that can be applied to the purchase price of the Big Easy. We have not paid the bareboat charter fees on either the Palm Beach Princess or the Big Easy since December 2005. The outstanding balance due at September 30, 2006 is $1,689,167 which is classified as current on our balance sheet.

     (B) Deposits and Other Assets - Related Parties:

                                                   September 30,    December 31,
                                                        2006            2005
                                                  --------------   -------------
Loans to the Ft Lauderdale
 Project (OC Realty, LLC)                         $    2,910,367   $   2,769,989

Accrued Interest on Loans to the
 Ft. Lauderdale Project (OC Realty, LLC)               1,695,008       1,577,190

Goodwill on Purchase of GMO Travel                       193,946         193,946
                                                  --------------   -------------
Total Deposits and Other Assets - Related Parties $    4,799,321   $   4,541,125
                                                  ==============   =============

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(9) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     (A) The following table represents the aging of accounts payable as of September 30, 2006 and December 31, 2005.

                      Total       Current   31-60 Days   61-90 Days   Over 91 Days
                    ----------   --------   ----------   ----------   ------------
September 30, 2006 $ 6,244,739  $ 821,495  $   742,007  $   302,249  $   4,378,988

December 31, 2005  $ 7,310,569  $ 599,387  $ 1,216,245  $ 1,244,204  $   4,250,733

     (B) Accrued expenses consisted of the following as of September 30, 2006 and December 31, 2005

                                     September 30, 2006   December 31, 2005
                                     ------------------   -----------------
Trade Payables                      $         1,463,795  $        1,544,211

Payroll and Related Obligations               1,194,272           1,819,604

Interest                                      1,102,252             725,272

Amounts Accrued on Various
 Contingencies                                  450,368             430,421
                                     ------------------   -----------------
Total                               $         4,210,687  $        4,519,508
                                     ==================   =================

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

                                                  September 30, 2006           December 31, 2005
                                 Interest %    ------------------------  ---------------------------
                                 Per Annum        Current     Long-Term      Current       Long-Term
                                 ----------    ----------    ----------  -----------    ------------
International Thoroughbred
 Breeders, Inc.:

PDS Gaming (A)                          20%  $    541,102  $        -0- $    541,102  $          -0-
Francis X. Murray (B)                    8%       382,864           -0-      459,164             -0-
William H. Warner (B)                   12%        37,000           -0-       37,000             -0-
MBC Global (C)                           9%       200,000           -0-      200,000             -0-
Westminister Investments (C)             9%       150,000           -0-      150,000             -0-
Ryan Moore Trust (C)                     9%        25,000           -0-       25,000             -0-
James B. Moore Trust (C)                 9%        25,000           -0-       25,000             -0-
Other                               Various        45,497           -0-       36,595             -0-

ITG Vegas, Inc.:

PDS Gaming (D)                        22.5%     3,322,677           -0-    2,733,838             -0-
Maritime Services, Corp.                 9%           -0-           -0-      166,156             -0-
International Game Technology (E)        8%       404,928           -0-      221,297          59,568
Others                              Various        14,507        23,997       35,009          33,540

Garden State Park:

Service America Corporation (F)          6%       160,000           -0-      160,000             -0-
                                               ----------    ----------  -----------    ------------
                 Totals                      $  5,308,575  $     23,997 $  4,790,161  $       93,108

 Net Liabilities of Discontinued
  Operations - Long Term                         (160,000)          -0-     (160,000)            -0-

 Related Party Notes                             (419,864)          -0-     (496,164)            -0-
                                               ----------    ----------  -----------    ------------
Totals                                       $  4,728,711  $     23,997 $  4,133,997  $       93,108
                                               ==========    ==========  ===========    ============

     (A) On December 9, 2005,  the Company  executed and  delivered a promissory note in the original principal amount of $541,102 to PDS Gaming. The proceeds of the note were used to make several December 9, 2005 interest payments due on the PDS Transactions. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $20 million at which time the interest rate will be reduced to 15%

     (B) On March 1, 2003, we issued a promissory note for a line of credit bearing interest at 8% to Francis X. Murray. The outstanding balance on the line of credit note at December 31, 2005 was $459,164 and accrued interest was $29,052. On September 19, 2005 Mr. Murray lent an additional $300,000 to the Parent Company. At September 30, 2006 the outstanding balance on the line of credit was $382,864 and accrued interest was $45,216. In fiscal 2003 and fiscal 2005, we issued promissory notes for $24,000 and $13,000 respectively, bearing interest at

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12% to William H. Warner, Secretary of the Company. The outstanding balance is due on demand. The proceeds from both notes were used for working capital.

     (C) On November 9, 2005, we borrowed $400,000 from four (4) private parties and agreed to issue our promissory notes evidencing the loans. In consideration of the loans we also agreed to issue 3-year warrants to purchase 100,000 shares, in the aggregate of our common stock, exercisable at $2.50 per share. The loans, bearing interest at 9% per year, and the principal were due on December 9, 2005. The terms of the note required the Company to issue penalty warrants on December 9, 2005 to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share. Furthermore, if the notes are not paid by the 9th day of each month thereafter, we are required to issue additional penalty warrants to purchase 200,000 shares of common stock at the lesser of $2.50 per share or the then current market price per share for each month beginning January 9, 2006 until these notes are paid. As of September 30, 2006, we have reserved warrants for the issuance of 2 million shares of common stock as a result of this borrowing. Proceeds of the loans were used to pay interest then due on our secured indebtedness for borrowed money to PDS Gaming Corporation.

     (D) On January 5, 2005, the Company and its subsidiary, Royal Star Entertainment, LLC ("RSE"), executed and delivered a promissory note in the original principal amount of $2,850,000 (the "Note"). The Note is secured by RSE's Preferred Ship Mortgage. The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375 or 2.75% of the principal amount of the Note. The proceeds of the Loan were used to make improvements to the vessel Royal Star or to the vessel Big Easy. The Note was originally due on January 17, 2006, however, the PDS re-financing completed on June 30, 2005 extended the terms of this note to July 1, 2009. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $17 million at which time the interest rate will be reduced to 15%. We are currently paying a default interest rate of 22.5%. At September 30, 2006, the balance represents the unpaid principal and the interest added to the debt totalling $3,322,377.

     (E) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 were to be paid on the balance. In March 2005, ITG Vegas, Inc. issued an additional thirty month promissory note in the amount of $387,463 bearing interest at 8.15% to International Game Technology for the purchase of fully reconditioned gaming equipment. Thirty consecutive monthly installments of $14,319.49 were to be paid on the balance. At September 30, 2006, the principal balance on the two notes to International Game Technology was $404,928 which was classified as short term. At September 30, 2006 the balance on the notes includes past due payments. The Company is negotiating new terms under these notes and if unsuccessful the creditor may seek to enforce payment of the notes.

     (F) In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company has been unsuccessful in negotiating new terms under this note and the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $42,000 as of September 30, 2006.

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

                                         Estimated
                                        Useful Lives  September 30, December 31,
                                         in Years         2006         2005
--------------------------------------- ------------ -------------  -----------
Leased Vessel - Palm Beach Princess          20     $   17,500,000 $ 17,500,000

Leased Vessel - Big Easy Not in Service      20         20,305,348   20,305,348

Vessel Not Placed in Service -
  Royal Star                                N/A          3,054,735    3,007,216

Equipment & Vessel Upgrades                 5-15         3,884,142    3,334,079

Leasehold Improvements                     15-40           921,899      988,625
                                                     -------------  -----------
                                                        45,135,268   45,666,124
Less Accumulated Depreciation
 and Amortization                                       (6,041,832)  (4,024,434)
                                                     -------------  -----------
                                                    $   39,624,292 $ 41,110,834
                                                     =============  ===========

(12) RELATED PARTY DEBT

     The following schedule represents related party debt (See Note 17 - Related Party Transactions):

                                  September 30, 2006         December 31, 2005
                              ------------------------   -----------------------
                               Short-Term    Long-Term    Short-Term   Long-Term
                              -----------    ---------   -----------   ---------
Related Party Notes           $   419,864  $         -   $   496,164  $        -

Accrued Wages due to and
 Advances from
 Francis W. Murray                      -      508,710        35,189  $  395,000

Advances from Palm Beach
 Maritime Corp.
 (Francis W. Murray ownership)          -            -             -     258,571
                              -----------    ---------   -----------   ---------
         Total Debt -
          Related Parties     $   419,864  $   508,710   $   531,353  $  653,571
                              ===========    =========   ===========   =========

(13) COMMITMENTS AND CONTINGENCIES

     See Note 3 for additional commitments and contingencies with respect to the PDS Transactions.

     See Notes 12 and 17 for additional commitments and contingencies of the Company and transactions with related parties.

     See Note 18 with respect to events and developments after September 30, 2006.

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

     The following table summarizes commitments on non-cancelable contracts and leases as of September 30, 2006.

                                               Twelve Month Period Ended September 30,
                                           -----------------------------------------------   There-
                                              2007         2008        2009         2010      after      Total
                                           ---------    ---------    ---------     -------  --------   -----------
Capital Leases:
    P.B. Princess - Principal & Interest $ 22,017,527  $         -  $         -  $       - $        - $ 22,017,527
       Bare Boat Charter - Related Party      960,000      960,000      800,000          -          -    2,720,000
    Big Easy - Principal & Interest        21,381,850            -            -          -          -   21,381,850
       Bare Boat Charter - Related Party    1,200,000    1,200,000    1,200,000          -          -    3,600,000
Notes and Mortgages:
       Bare Boat Charter - Related Party    1,200,000    1,200,000    1,200,000          -          -    3,600,000
   Principal & Interest                     6,336,539      145,227        2,421          -          -    6,484,187
    Interest Only                             216,827            -            -          -          -      216,827
Deferred Interest Payments                    600,000      600,000      300,000          -          -    1,500,000
Operating Leases:
    Casino Equipment                        5,406,200            -            -          -          -    5,406,200
    Administrative & Office                   830,560       86,068        6,950      2,366                 925,944
Purchase Obligations                          299,082       44,416        2,443          -          -      345,941
                                           ----------   ----------   ----------    -------  ---------  -----------
Total                                    $ 59,248,585  $ 3,035,711  $ 2,311,814  $   2,366 $        0 $ 64,598,476
                                           ==========   ==========   ==========    =======  =========  ===========

(14) LEGAL PROCEEDINGS

     LIQUOR LICENSE

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000 financed by a five (5) year promissory note at a 6% interest rate. At December 31, 2002, the unpaid principal balance was $160,000. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us in exchange for a refund of the $100,000 payment if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and we believe the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract it was the Company's position that we had the right to re-acquire the liquor license for $100,000 and exercised such right, however the lessee/buyer refused to perform. On January 18, 2006 the Company filed a Complaint in Camden County Superior Court of NJ, Chancery Division, (Civil Action No. C-7-06) against the defendants to protect our interests in the license. In May 2006 the judge ruled against us in a bench ruling. The Company is appealing this matter. The carrying value of the liquor license was $400,000 and as of March 31, 2006 we recognized an impairment of $400,000 as a result of the court's ruling.

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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2006, in assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we recorded a $10.5 million impairment loss during the fiscal year ended June 30, 2004 and 2005 to reflect the estimated current market value of this note. (See Note 6-B)

(16) OPTIONS AND WARRANTS

     ISSUANCE OF ADDITIONAL WARRANTS

     In connection  with our borrowing of $400,000 on November 9, 2005 (See Note
10) we agreed to issue additional penalty warrants, exercisable for a period of three years, if the loan was not paid by January 9, 2006; we agreed to issue warrants for the purchase of 200,000shares of common stock each month at a price per share the lower of $2.50, or the market value on the day of issue in each month for each additional month until the loan is paid. As of September 30, 2006, we have reserved warrants for the issuance of 2 million shares of common stock as a result of this borrowing. The following table summarizes our stock prices for each month that warrants were issued.

      Date of Issue        Price
      -------------        -----
      January 9, 2006      $2.45
      February 9, 2006     $1.50
      March 9, 2006        $1.25
      April 7, 2006        $0.75
      May 9, 2006          $0.80
      June 9, 2006         $0.55

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Date of Issue        Price
      -------------        -----
      July 9, 2006         $0.70
      August 9, 2006       $0.41
      September 9, 2006    $0.23
      October 9, 2006      $0.25
      November 9, 2006     $0.10

During the quarter ended September 30, 2006, we recognized a non-cash expense for the 600,000 warrants issued in the amount of $437,204. During the nine months ended September 30, 2006, we recognized a non-cash expense for the 1,800,000 warrants issued in the amount of $1,510,302. As of the filing of this Form 10-Q, the loan has not been repaid.

     The fair value of the warrants was estimated on the date of each grant using the Black-Scholes model utilizing the assumptions shown in the following table:

                           Three Months Ended        Nine Months Ended
                           September 30, 2006        September 30, 2006
                           ------------------        ------------------
Expected volatility           20% to 140%               20% to 445%
Risk-free interest rate              4.7%                      4.7%
Expected term                     3 Years                   3 Years

     In determining expected volatility, we based the assumptions using a ceiling of the highest prices quoted for our stock over the last year. Our stock is traded on the "Pink Sheets" of the over-the-counter market and our stock prices and number of shares traded have historically been very erratic.

(17) RELATED PARTY TRANSACTIONS

     See  Footnote  3  for  related   party   transactions   regarding  the  PDS
Transactions.

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

(18) SUBSEQUENT EVENTS

     (A) Acceleration of the maturity of our obligations to PDS Gaming Corporation. See Note 3-K.

     (B) Issuance of additional Warrants. See Note 16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors" in Part II, Item 1A, could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o successfully cure the PDS default represented in their letter of October 3, 2006 and if successful, the Company's ability to; (i) maintain compliance with the existing debt and lease obligations; (ii) sell assets; or (iii) re-negotiate our debt and lease obligations to a level that we can reasonably service, based on our current and projected cash flows;

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

     o the timing of the installation of slot machines in Broward County's three race tracks and one jai-alai facility as a result of a referendum approved on March 8, 2005. It is anticipated that these machines will be installed beginning in November 2006. Broward County is contiguous to Palm Beach County where we conduct operations;

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

     We also lease through a bareboat charter the gaming vessel, Big Easy and during the nine month period ended September 30, 2006 operated the vessel for one month, through our wholly owned subsidiary, ITG Palm Beach, LLC ("ITGBP"). After retrofitting and refurbishing the Big Easy, this vessel was initially placed into service on October 18, 2005, also from the Port of Palm Beach Florida, although we did not commence regular (although limited) operations until November 12, 2005. On February 1, 2006 we indefinitely suspended operations of the Big Easy and have placed the vessel in wet dock storage.

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

     ITGPB charters the Big Easy from Cruise Holdings II, LLC, a company owned by PBE, for a five year period ending July 2009. The charter provides for payments to Cruise Holdings II, LLC of $100,000 per month plus 1% of the gross operating revenues of the Big Easy. Under the Big Easy charter, PBE granted ITGPB an option to purchase the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, which is yet to be determined following the retrofitting and refurbishment of the Big Easy, to which certain amounts are to be credited against the purchase price. The Big Easy is currently in wet dock storage following a brief period of operations as described below in Liquidity and Capital Resources.

     The United States Coast Guard issued the Big Easy her Certificate of Inspection on October 11, 2005, following an extensive and unexpected delay in receiving such certification. The vessel's first official cruise to international waters was October 18, 2005. Due to the approaching Hurricane Wilma, the vessel was ordered out of the Port for safe haven following her afternoon cruise on October 19, 2005. Hurricane Wilma struck Florida on October 24, 2005. Due to Hurricane Wilma and vessel schedule conflicts, the Big Easy was unable to sail commercially until November 6, 2005. The unexpected delay in receiving the vessels' Certificate of Inspection, and the subsequent delays, damage and inconveniences caused by Hurricane Wilma immediately following the maiden voyage had a compounding adverse effect on the Company's ability to retain personnel. As a result, the Company experienced greater than normal attrition of Big Easy personnel, particularly those who carried Coast Guard-issued Merchant Marine cards (i.e. also known as z-cards). These are issued by the Coast Guard and serve as required documentation for those working on US flagged vessels to fill Coast Guard mandated muster station requirements). As the number of Merchant Marine card personnel became increasingly inadequate, it became increasingly difficult for management to meet muster station requirements, often forcing the cancellation of many sailings, particularly in December and January. The Coast Guard stopped issuing Merchant Marine cards suddenly and unexpectedly sometime in October, 2005. Adverse sea conditions in November and December for commercial sailing were also contributing factors to several missed sailings. As a result of these numerous challenges the vessel was able to make only nineteen sailings in November; twenty- four sailings in December and eight sailings in January. On January 31, 2006 the Coast Guard denied the Company's request to provide an extension to complete certain mandated work and removed the vessels' Certificate of Inspection. On January 31, 2006, approximately one hundred Coast Guard Merchant Marine card applications relating to the Big Easy remained unprocessed by the Coast Guard for twelve weeks or longer.

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

     In the past we have explored possible locations from which to potentially operate the Big Easy, however, our negative cash position has recently restricted our efforts to re-position the vessel. During our 2004 fiscal year we purchased a third vessel, the M/V Royal Star. The Royal Star is currently in wet dock storage and we are limited by our negative cash position to make any further improvements on the vessel. In the past we have explored possible locations from which to potentially operate the vessel, however additional financing is necessary before we move forward with the extensive improvements and outfitting needed before being placed in service.

Liquidity and Capital Resources

     Our cash flow from operations is primarily dependent upon the cash flows from ITG Vegas, which operates the vessel, M/V Palm Beach Princess. During the nine months ended September 30, 2006, the Palm Beach Princess operations generated approximately $5.6 million of cash (which amount was only achieved by the deferral of $2.8 million of interest payments due) which was insufficient for our consolidated needs, thus we had to rely on other adjustments in our operations to meet our cash requirements.

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

     During the past few fiscal quarters, we extended the terms of our vendor payables and as a result, our accounts payable and accrued expenses exceeded our cash by approximately $11.3 million as of September 30, 2006. We continued to defer payments on vessel and equipment leases, on notes payable and charter hire fees and continue to defer the salary of our Chairman.

     Our cash flows were negatively impacted by the delay in putting the Big Easy in full service, caused by delays in obtaining certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. The costs associated with refurbishing and retrofitting the Big Easy for placing it in service increased substantially due to upgrades to the vessel, expansion of our Mardi-Gras theme build out, and improvements required by the Coast Guard, further depleting our working capital from our original estimate and required us to borrow additional funds which increased our interest expense. These borrowings will continue to adversely affect our cash flows in the future. More than 150 crew members and other employees were hired and trained during this period and employees who normally worked exclusively for the Palm Beach Princess spent time completing assignments for the Big Easy, putting a severe drain on our operational efforts and our cash flow during this period.

     On November 12, 2005 we placed the Big Easy vessel into limited scheduled service from the Port of Palm Beach, Florida. The vessel received Coast Guard approval to operate on October 11, 2005 but because of the continuing effects of hurricane Wilma, inclement weather and rough seas, mechanical problems and our inability to meet the minimum employee counts per Coast Guard regulations, we did not begin regular, limited operations until mid November. We removed the Big Easy from service on February 1, 2006 in order to conserve working capital.

     During the nine months ended September 30, 2006, the operating loss for the Big Easy for January 2006 and the carrying costs for the remaining eight months were $4.2 million before interest expense. We expect that future carrying costs for the wet dock storage and slot machine leases will be approximately $200,000 per month before interest expense.

     During our 2004 fiscal year, we purchased a third vessel, the Royal Star. We anticipate that the vessel will need extensive improvements and outfitting before being placed in service as a gaming vessel. The vessel had been placed in wet storage and delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel. During the nine months ending September 30, 2006, carrying costs for the Royal Star vessel and the gaming equipment leases were approximately $1.3 million before interest expense.

     We have not made the required interest and principal payments since December 1, 2005 and the PDS loan balances are approximately $35 million as of September 30, 2006 due to the accrued interest accumulating at an interest default rate of an additional 2.5% and fees for the Forbearance Agreements. We have not made the required equipment lease payments to PDS from January through September 2006 and the unpaid equipment lease payments as of September 30, 2006 are approximately $1.9 million.

     On October 3, 2006, we received notice from PDS that it had accelerated the maturity of our obligations and declared all amounts remaining unpaid under the Loan Agreement and the Note dated June 30, 2005, immediately due and payable. PDS has demanded the payment of all unpaid obligations and all amounts payable under our equipment leases with PDS. As of October 1, 2006, we owe approximately $35.1 million under the loan agreement and note and approximately $4.5 million under the equipment leases.

     The Company does not currently have the means to satisfy the creditor's demands and is currently negotiating with PDS for an amicable solution. The Company is continuing to analyze and pursue strategic alternatives, including sales of assets. No assurances can be given that the Company will be successful in these endeavors. If we are unsuccessful in resolving this matter, we believe the lender will take action in an attempt to foreclose against our assets.

     We need additional funds to meet our working capital and debt service needs and the operating losses of the vessels not in service. However we have not been successful in obtaining the necessary funds. The failure to obtain such funds on a timely basis may require us to curtail operations or sell assets such as the Royal Star, the Big Easy or our Note Receivable on the Cherry Hill Property or even our Palm Beach Princess business. The sale of assets with insufficient proceeds to pay related debt may lead to default in our debt service payments, which could lead to foreclosures on the leased vessels.

     Our working capital as of September 30, 2006 was a negative ($48.6 million). Our cash flow and negative working capital circumstances worsened during the nine months ended September 30, 2006 due in part to:

     o operating losses suffered by the Big Easy from January 1st to January 31st due to her limited sailing schedule in which scheduled cruises were cancelled due to Coast Guard restrictions, mechanical problems, high seas, or scheduling conflicts with the Palm Beach Princess and the costs, including interest, to carry the Big Easy after the vessel was taken out of service on February 1, 2006, all of which total approximately $8.1 million;

     o    costs to carry the Royal Star of approximately $1.3 million;

     o expenses paid for costs of the Holding Company of approximately $1.5 million; and

     o    a  decrease  in  the  net  income  of  the  Palm  Beach   Princess  of
          approximately $2.1 million as compared to the corresponding nine month period ending September 30, 2005.

     The following table summarizes commitments on non-cancelable contracts and leases as of September 30, 2006.

                                               Twelve Month Period Ended September 30,
                                          ------------------------------------------------   There-
                                              2007        2008           2009       2010     after        Total
                                          -----------   ----------    ----------   -------  --------   -----------
Capital Leases:
    P.B. Princess - Principal & Interest $ 22,017,527  $         -  $          -  $      - $       -  $ 22,017,527
       Bare Boat Charter - Related Party      960,000      960,000       800,000         -         -     2,720,000
    Big Easy - Principal & Interest        21,381,850            -             -         -         -    21,381,850
       Bare Boat Charter - Related Party    1,200,000    1,200,000     1,200,000         -         -     3,600,000
Notes and Mortgages:
   Principal & Interest                     6,336,539      145,227         2,421         -         -     6,484,187
    Interest Only                             216,827            -             -         -         -       216,827
Deferred Interest Payments                    600,000      600,000       300,000         -         -     1,500,000
Operating Leases:
    Casino Equipment                        5,406,200            -             -         -         -     5,406,200
    Administrative & Office                   830,560       86,068         6,950     2,366                 925,944
Purchase Obligations                          299,082       44,416         2,443         -         -       345,941
                                          -----------   ----------    ----------   -------  --------   -----------
Total                                    $ 59,248,585  $ 3,035,711  $  2,311,814  $  2,366 $       0  $ 64,598,476
                                          ===========   ==========    ==========   =======  ========   ===========

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

Notes Receivable

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended, requires management judgments regarding the future collectability of notes receivable and the underlying fair market value of collateral. As a result of the sale of the Garden State Park Racetrack property in Cherry Hill NJ, and the sale of the non-operating former El Rancho Hotel and Casino in Las Vegas, NV, portions of the proceeds from each sale were paid in the form of promissory notes. During the fiscal year ended June 30, 2004 we sold the note receivable we held on the Las Vegas, NV property for cash and other future benefits including a second note payable solely from profits of the Cherry Hill, NJ property (Second Cherry Hill Note). We had previously received a note receivable from the sale of the Garden State Park property in the amount of $10 million (original Cherry Hill Note) and together, these notes are classified on the Balance Sheet as Long Term Notes Receivables in the amount of $14,278,651 as of September 30, 2006 and December 31, 2005. Estimates are required to be used by management to assess the recoverability of our notes receivable. We regularly review our receivables to determine if there has been any decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. We evaluate financial balance sheets, earnings and cash forecasts of the Cherry Hill developer. Our returns on the Cherry Hill Notes are subject to debt incurred by the property and the developer's capital contributions that precede the debt owed to us. Our returns are also subject to factors affecting the profitability and saleability of the project. Our assumptions, estimates and evaluations are subject to the availability of reliable data and the uncertainty of predictions concerning future events. Accordingly, estimates of recoverable amounts and future cash flows are subjective and may not ultimately be achieved. Should the underlying circumstances change, the estimated recoverable amounts and future cash flows could change by a material amount.

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

Valuation of Vessels and Vessel Deposits - Related Parties

     We charter vessels, the Palm Beach Princess and the Big Easy, directly from companies owned or controlled by our Chairman and CEO. The charter and PDS Gaming loan agreement for the Palm Beach Princess has been accounted for as a capital lease. In accordance with our lease and purchase agreement for the Palm Beach Princess we have the right to purchase the vessel for $17,500,000 at the end of the lease term, and up to $14 million of principal payments to be made by us and allocable to the Palm Beach Princess debt will be credited toward the purchase price. The carrying value of the Palm Beach Princess of $17,500,000 is less than the fair value appraisal on the vessel. The charter and PDS Gaming loan agreement for the Big Easy has also been accounted for as a capital lease. In accordance with our lease and purchase agreement for the Big Easy we have the right to purchase the Big Easy for the appraised value of the vessel which would be determined upon the refitting and refurbishing of the vessel. The Company has determined the capital lease value of the Big Easy by capitalizing the total of:
1) the costs it had incurred for  improvements  it had made to the Big Easy; and
2) the present value of the payments required under the PDS Gaming loans on the date that we recorded the capital lease.

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

Results of Operations for the Three Months Ended September 30, 2006 and 2005

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

     We have approximately $35.6 million of indebtedness outstanding to PDS for vessel leases and loans taken to pay interest as of September 30, 2006. We have been unable to make the required monthly debt service payments required under the PDS loans since November 2005 and in December 2005 borrowed additional funds in order to make interest payments due under the debt agreement. We have extended payment terms of our accounts payable in order to conserve working capital. This action could jeopardize the relationships with our vendors and we may be forced to find alternative sources for some of our suppliers and professional advisors, further disrupting our operations. We will incur additional indebtedness in the future for accrued but unpaid interest on the PDS debt. Our level of indebtedness will have several significant negative effects on our future operations, including the following:

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

     On March 8, 2005 the citizens of Broward County approved a referendum to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County in which we conduct operations. In a special session in December 2005, the Florida legislature passed legislation which would permit 1,500 slot machines at each of the four (4) pari-mutuel facilities in Broward County. Installation of these machines is expected to be during the fall of 2006 and through the first quarter of 2007. The negative impact to our Company, can not be predicted at this time. Over the past few years, there has been an attempt to legalize gaming throughout the State of Florida. It is likely that the gaming industry will continue to pursue legalization of gaming in Florida, and we believe that the legalization of gaming in Florida could have a material adverse impact on our operations.

Consolidated

     The table below separately identifies and compares the revenues, expenses and net income before taxes of our vessels and other operating subsidiary companies as shown on the Consolidated Statement of Operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

                                        Three Months Ended                                    Three Months Ended
                                        September 30, 2006                                    September 30, 2005
                      ------------------------------------------------------- ------------------------------------------------------
                                                  Holding Co                                              Holding Co
                      Palm Beach     Big          &                            Palm Beach    Big          &
                      Princess       Easy         Other Subs     Total         Princess      Easy         Other Subs    Total
                      ------------  ------------ ------------- -------------  ------------  ------------ ------------- ------------
Operating Revenues:

  Gaming              $  5,892,368   $         -  $          -  $  5,892,368  $ 6,232,595  $          -  $          -  $ 6,232,595
  Fare                     479,591             -             -       479,591      627,080             -             -      627,080
  On Board                 413,995             -             -       413,995      467,529             -             -      467,529
  Other                          -             -       146,596       146,596            -             -        63,863       63,863
                      ------------  ------------ ------------- -------------  ------------  ------------ ------------- ------------
              Total      6,785,954             0       146,596     6,932,550    7,327,204             0        63,863    7,391,067
                      ------------  ------------ ------------- -------------  ------------  ------------ ------------- ------------
Operating Costs and
 Expenses:

 Gaming                  2,256,747       437,476             -     2,694,223    2,142,029             -             -    2,142,029
 Fare                      557,844             -       128,074       685,918      890,592             -        85,040      975,632
 On Board                  199,772             -             -       199,772      218,295             -             -      218,295
 Maritime & Legal        1,784,273       195,632             -     1,979,905    1,846,962             -             -    1,846,962
 G & A Expenses            724,367             -       390,384     1,114,751      607,129             -       762,236    1,369,365
Development Costs:               -             -        41,956        41,956            -     2,332,773       152,131    2,484,904
         Royal Star              -             -       418,621       418,621            -             -       350,569      350,569
             Equine              -             -             -             -            -             -       179,581      179,581
Dep & Amort                583,097             -         1,138       584,235      583,106        17,220        56,872      657,198
                      ------------  ------------ ------------- -------------  ------------  ------------ ------------- ------------
              Total      6,106,100       633,108       980,173     7,719,381    6,288,113     2,349,993     1,586,429   10,224,535
                      ------------  ------------ ------------- -------------  ------------  ------------ ------------- ------------
Operating Income
(Loss)                     679,854      (633,108)     (833,577)     (786,831)   1,039,091    (2,349,993)   (1,522,566)  (2,833,468)

Other Income (Expense):

   Interest &
   Financing Expenses     (764,335)     (873,921)     (257,512)   (1,895,768)    (649,717)     (464,829)     (206,886)  (1,321,432)

   Interest & Financing
   Expenses - Related
   Parties                (233,171)     (300,000)             -     (533,171)    (147,049)            -        (4,389)    (151,438)

   Warrant Expense               -             -      (437,204)     (437,204)           -             -             -            -

   Interest Income           1,681             -             -         1,681       13,667             -             -       13,667

   Interest Income -
    Related Parties         64,540             -         7,325        71,865       57,136             -        15,752       72,888

                      ------------  ------------ ------------- -------------  ------------  ------------ ------------- ------------
              Total       (931,285)   (1,173,921)     (687,391)   (2,792,597)    (725,963)     (464,829)     (195,523)  (1,386,315)
                      ------------  ------------ ------------- -------------  ------------  ------------ ------------- ------------
Income (Loss) Before
Income Tax            $   (251,431)  $(1,807,029) $ (1,520,968) $ (3,579,428) $   313,128  $ (2,814,822) $ (1,718,089) $(4,219,783)
                      ============  ============ ============= =============  ============  ============ ============= ============

     Revenues decreased by $458,517 primarily as a result of the revenues generated by the Palm Beach Princess decreasing by $541,250.


     Operating expenses decreased approximately $2.5 million, or 25%, from $10,224,535 in the three months ended September 30, 2005 to $7,719,381 in the three months ended September 30, 2006 primarily the result of:

     o a decrease in the development costs of the Big Easy of $2,332,773 offset by carrying costs in the amount of $633,108 incurred while the vessel is in wet dock;

     o    a decrease in the Parent Company administrative expense of $371,852;

     o a decrease in operating expenses for the Palm Beach Princess of $182,013;

     o a decrease in equine operating costs of $179,581 because the Company terminated its equine operations on December 31, 2005;

     o a decrease in other development costs of $110,175 since the Company was forced to reduce its costs in search for new gaming opportunities; offset by,

     o an increase in the carrying costs for our Royal Star vessel of $68,052, which vessel has been in wet dock storage since its purchase;

     The Operating (loss) for the three months ended September 30, 2006 was ($786,831) as compared to an operating loss of ($2,833,468) for the comparative period of last year.

     Other expenses increased by approximately $1.4 million as a result of an increase in the interest and financing expense due to: 1) the higher debt levels on the vessel leases; 2) higher interest rates as a result of the penalty interest incurred on the $30 million loan from PDS; 3) forbearance fees and penalties of $347,996 ; and 4) an increase in the costs of warrants granted for financing in the amount of $437,204.

     The Net (Loss) for the three months ended September 30, 2006 was ($3,579,428) or ($0.31) per share as compared to a net loss of ($4,226,783) or ($.40) per share for the three months ended September 30, 2005.

     Vessel Operations

     Palm Beach Princess

     During the current period net operating revenue from vessel operations was $6,785,954 as compared to $7,327,204. The decrease in revenue of $541,250 during the comparable quarters is due in part to a decrease in the passenger counts from 61,754 in 2005 to 54,983 or an 11% decrease for the three months ended September 30, 2006. We attributed this drop in passenger counts primarily to a decrease in the amounts spent for marketing and advertising during the three month period due to a decrease in cash available. During the quarter we spent $332,748 less or 37% on marketing and advertising then during the corresponding period in the prior three month period. The drop in passenger counts was partially offset by an increase in the revenue per passenger from $118.65 to $123.42 during the current period.

     During the three months ended September 30, 2005, a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy start up operation. These allocations were made to more accurately reflect the cost of preparing the Big Easy for use as a casino gaming vessel. Approximately $365,000 of salaries were allocated to the Big Easy and expensed as development costs during the three months ended September 30, 2005 where as during the three months ended September 30, 2006, there was no allocation of employee cost made to the Big Easy Operation. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Casino operating expenses which also includes food, beverage and entertainment increased $114,718 from $2,142,029 or 34% of casino revenue in 2005 to $2,256,747 or 38% of casino revenue in 2006 primarily the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

     Maritime and legal expenses decreased approximately $62,689 or 3%.

     Administrative expenses increased $77,238.

     Finance expenses increased $205,322 as a result of the higher interest rate due to default interest being charged and a forbearance fee recorded during the quarter. Depreciation and amortization increased $39,991 as a result of the increase in the amortization expense of the dry dock expenditures made in October 2005.

     The loss before income tax expense for the three months ended September 30, 2006 was ($251,431) as compared to income before income tax of $313,128 in the comparable three month period of 2005.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 13 weeks ended October 1, 2006 and for the 13 weeks ended October 2, 2005:

                                           Three Months Ended
                                       October 1,       October 2,
            Description                  2006             2005        Change
-------------------------------      ------------     ------------  -----------
Passenger Count                            54,983           61,754       (6,771)
Number of Cruises                             172              159           13
Average Number of
 Passengers per Cruise                        320              388          (69)
Net Revenue per Passenger            $     123.42     $     118.65  $      4.77

Revenue:

    Gaming                           $  5,892,368     $  6,232,595  $  (340,227)
    Fare                                1,433,075        1,623,217     (190,142)
    On Board                              822,301          916,574      (94,273)
    Less: Promotional Allowances
    Fare                                 (953,484)        (996,137)      42,653
    On Board                             (408,306)        (449,045)      40,739
                                     ------------     ------------  -----------
    Net Operating Revenue               6,785,954        7,327,204     (541,250)
                                     ------------     ------------  -----------
Expenses:
    Gaming                              2,256,747        2,142,029      114,718
    Fare                                  557,844          890,592     (332,748)
    On Board                              199,772          218,295      (18,523)
    Maritime and Legal Expenses         1,784,273        1,846,962      (62,689)
    Administrative                        724,367          647,129       77,238
    Finance Expenses - Net                931,285          725,963      205,322
    Depreciation and Amortization         583,097          543,106       39,991
                                     ------------     ------------  -----------
    Total Expenses                      7,037,385        7,014,076       23,309
                                     ------------     ------------  -----------
       Income (Loss) Before Income
         Tax Expense                 $   (251,431)    $    313,128  $  (564,559)
                                     ============     ============  ===========

     Big Easy

     During the three month period ended September 30, 2006 the Big Easy sustained a loss before interest expense of approximately $633,108. The majority of these costs consist of the continuing expenses to keep the ship at wet dock and the casino equipment leases. Gaming expenses consist of gaming equipment lease expense in the amount of approximately $437,476. Maritime and legal expense to keep the vessel at wet dock were $195,632. Interest, financing expense and the bare boat charter fees during the quarter were approximately $1.2 million resulting in a net (loss) of ($1,807,029) for the three months ended September 30, 2006 as compared to

($2,814,822) during the comparable three month period when all of the Big Easy costs were charged to development costs.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

     Consolidated

     The table below separately identifies and compares the revenues, expenses and net income before taxes of our vessels and other operating subsidiary companies as shown on the Consolidated Statement of Operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

                                        Nine Months Ended                                      Nine Months Ended
                                        September 30, 2006                                     September 30, 2005
                     ------------------------------------------------------ -------------------------------------------------------
                                                  Holding Co                                               Holding Co
                     Palm Beach      Big          &                           Palm Beach    Big            &
                     Princess        Easy         Other Subs       Total      Princess      Easy           Other Subs     Total
                     ------------  ------------ ------------ -------------- ------------- ------------- ------------- -------------
Operating Revenues:
Gaming               $ 20,966,818  $     62,738  $         -  $  21,029,556  $ 21,935,263  $          -  $          -  $ 21,935,263
Fare                    2,085,788         6,332            -      2,092,120     2,457,928             -             -     2,457,928
On Board                1,267,717         9,418            -      1,277,135     1,580,807             -             -     1,580,807
Other                           -             -      355,290        355,290             -             -       297,001       297,001
                     ------------  ------------ ------------ -------------- ------------- ------------- ------------- -------------
              Total    24,320,323        78,488      355,290     24,754,101    25,973,998             -       297,001    26,270,999
                     ------------  ------------ ------------ -------------- ------------- ------------- ------------- -------------
Operating Costs
 and Expenses:

Gaming                  7,002,104     1,280,309            -      8,282,413     7,026,588             -             -     7,026,588
Fare                    1,743,316        97,609      316,890      2,157,815     3,050,744             -       289,398     3,340,142
On Board                  621,907        33,957            -        655,864       753,889                           -       753,889
Maritime & Legal        5,565,283     1,542,858            -      7,108,141     5,375,755             -             -     5,375,755
G & A Expenses          2,276,737       900,777    1,489,117      4,666,631     1,919,373             -     1,875,286     3,794,659
Development Costs:                                   341,502        341,502                   6,971,072       506,284     7,477,356
         Royal Star                                1,317,521      1,317,521             -             -       528,408       528,408
             Equine                                        -              -             -             -       508,596       508,596
Impairment of Assets                                 400,000        400,000             -             -             -             -
Dep & Amort             1,847,116       411,104        6,493      2,264,713     1,563,966        17,220        65,418     1,646,604
                     ------------  ------------ ------------ -------------- ------------- ------------- ------------- -------------
              Total    19,056,463     4,266,614    3,871,523     27,194,600    19,690,315     6,988,292     3,773,390    30,451,997
                     ------------  ------------ ------------ -------------- ------------- ------------- ------------- -------------
Operating Income
(Loss)                  5,263,860    (4,188,126)  (3,516,233)    (2,440,499)    6,283,683    (6,988,292)   (3,476,389)   (4,180,998)

Other Income
 (Expense):

   Interest &
   Financing Expenses  (2,794,875)   (3,047,418)    (782,305)    (6,624,598)   (1,594,461)     (248,106)     (609,189)   (2,451,756)

   Interest &
   Financing Expenses -
    Related Parties      (739,742)     (900,000)      (9,505)    (1,649,247)     (637,923)     (415,400)      (15,977)   (1,069,300)

   Warrant Expense             -             -    (1,510,302)    (1,510,302)            -             -             -             -

   Interest Income          4,478             -            -          4,478         5,626             -        31,379        37,005

   Interest Income -
    Related Parties       193,622             -       21,894        215,516        16,220             -       189,772       205,992
                      ------------  ------------ ------------ -------------- ------------- ------------- ------------- -------------
              Total    (3,336,517)   (3,947,418)  (2,280,218)    (9,564,153)   (2,210,538)     (663,506)     (404,015)   (3,278,059)
                      ------------  ------------ ------------ -------------- ------------- ------------- ------------- -------------
Income (Loss) Before
Income Tax           $  1,927,343  $ (8,135,544) $(5,796,451) $ (12,004,652) $  4,073,145  $ (7,651,798) $ (3,880,404) $ (7,459,057)
                      ============  ============ ============ ============== ============= ============= ============= =============

     Since our accounting periods consist of a 4-4-5 week quarter, from time to time an additional week is included in the first period to adjust our period ends to more closely match a calender year end. For example, the three month period ended March 31, 2005 contained 14 weeks compared to the 13 weeks of the three month period ended March 31, 2006. As a result, the nine months ended September 30, 2006 had 39 weeks as compared to 40 weeks in the same nine month period ended September 30, 2005

     Revenues decreased $1,516,898 primarily as a result of the revenues generated by the Palm Beach Princess decreasing by approximately $1.65 million.

     Operating expenses decreased approximately $3.3 million, or 11%, from $30,451,997 in the nine months ended September 30, 2005 to $26,194,600 in the nine months ended September 30, 2006 primarily the result of:

     o a decrease in the operating and carrying costs for the Big Easy of approximately $2.7 million for the nine months as compared to the previous nine month period when we incurred start-up costs of $7 million;

     o a decrease in operating expenses for the Palm Beach Princess of approximately $634,000;

     o a decrease in equine operating costs of $508,600 because the Company terminated its equine operations on December 31, 2005;

     o an increase in the carrying costs for our Royal Star vessel of $789,113, which vessel has been in wet dock storage since its purchase. The increase was primarily caused by the payments we are making on the gaming equipment placed aboard the vessel in January 2005 whereas last year the majority of payments on the equipment were interest only and classified as an interest expense; and

     o the impairment of the liquor license in the amount of $400,000 during the current nine month period; offset by

     o    a  decrease   in  the  Parent   Company   administrative   expense  of
          approximately   $400,000  and  a  decrease  in  development  costs  of
          $164,782.

     The Operating (loss) for the nine months ended September 30, 2006 was ($2,440,499) as compared to an operating (loss) of ($4,180,998) for the comparative nine month period ended September 30, 2005.

     Other expenses increased by approximately $6.3 million as a result of an increase in the interest and financing expense due to: 1) the higher debt levels on the vessel leases; 2) higher interest rates as a result of the penalty interest incurred on the $30 million loan from PDS; 3) forbearance fees; 4) interest for the Big Easy being capitalized until March 31, 2005 during its reconstruction period which is reflected in the nine month period ended September 30, 2005; and 5) the costs of warrants granted during the none months ended September 30, 2006 for financing in the amount of approximately $1.5 million.

     The  Net  (Loss)  for  the  nine  months  ended   September  30,  2006  was
($12,004,652)  or ($1.06) per share as compared to a net (loss) of  ($7,556,057)
or ($.72) per share for the nine months ended September 30, 2005.

     Vessel Operations

     Palm Beach Princess

     During the current period net operating revenue from vessel operations was $24,320,323 as compared to $25,973,998. The decrease in revenue of approximately $1.7 million during the comparable quarters is due to a decrease in our advertising and marketing expenses of approximately $1.3 million as discusses below and, in part, to comparing the 26 weeks of operations during 2006 to 27 weeks of operations during 2005. The operating subsidiary which operates the Palm Beach Princess ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs normally create more comparability of the Company's quarterly operations by generally having an equal number of weeks (13) and weekend days in each quarter. Periodically, this system necessitates a 14 week quarter. The March 31, 2005 quarter was such a quarter, therefore, the number of cruises, revenues and expenses reported for the first Fiscal quarter of last year included one additional week of operations as compared to the first quarter of 2006. The average revenue per week during the nine months ended September 30, 2006 was $623,598 compared to $649,350 for the comparable nine month period ended September 30, 2005. This was a result of a decrease in the average number of passenger per cruise of 8.9%, partially offset by an increase in the revenue per passenger from $119.08 to $123.17.

     During the month of January 2006, a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy operation. These allocations were made to more accurately reflect the cost of the Big Easy used as a casino gaming vessel. Approximately $161,465 of salaries allocated to the Big Easy were expensed as operating costs during the nine months ended September 30, 2006 as compared to approximately $295,000 of salary costs that were expensed and $60,000 of salaries which were capitalized as part of the vessel costs during the nine months ended September 30, 2005. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Casino operating expenses which also includes food, beverage and entertainment decreased $24,484 from $7,026,588 or 32% of casino revenue to $7,002,104 or 33.4% of casino revenue. The increase in the percentage of costs to revenues was caused primarily by the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

     Sales, marketing and advertising expenses decreased $1,307,428 or 43%. The amounts incurred for marketing and advertising decreased because the Company did not have sufficient funds to spend due to our negative cash position. On Board expenses decreased by $131,982 as a result of fewer cruises during the current nine month period.

     Maritime, legal and administrative expenses increased $189,527 which reflects in part the decrease in the allocation of salaries to the Big Easy since the allocation was only done for one month in the current year.

     Finance expenses increased $1,115,980 as a result of the higher interest rate due to default interest being charged and a forbearance fee recorded during the quarter. Depreciation and amortization increased $283,150 as a result of amortizing the dry dock expenses incurred in October of 2005.

     The income before income tax expense for the nine months ended September 30, 2006 was $1,927,343 as compared to income before income tax of $4,073,145 in the comparable nine month period ended September 30, 2005.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 39 weeks ended September 2, 2006 and for the 40 weeks ended September 2, 2005:

                                           Nine Months Ended
                                       September 1,   September 2,
             Description                   2006           2005        Change
------------------------------------  ------------   ------------  ------------
Passenger Count                           197,460        218,115       (20,655)
Number of Cruises                             522            526            (4)
Average Number of
 Passengers per Cruise                        378            415           (37)
Net Revenue per Passenger            $     123.17   $     119.08  $       4.08
Revenue:

    Gaming                           $ 20,966,818   $ 21,935,263  $   (968,445)
    Fare                                5,677,516      6,251,052      (573,536)
    On Board                            2,577,350      3,093,510      (516,160)
    Less: Promotional
      Allowances
    Fare                               (3,591,728)    (3,793,124)      201,396
    On Board                           (1,309,633)    (1,512,703)      203,070
                                      ------------   ------------  -----------
    Net Operating Revenue              24,320,323     25,973,998    (1,653,675)
                                      ------------   ------------  ------------
Expenses:
    Gaming                              7,002,104      7,026,588       (24,484)
    Fare                                1,743,316      3,050,744    (1,307,428)
    On Board                              621,907        753,889      (131,982)
    Maritime and Legal Expenses         5,565,283      5,375,756       189,527
    Administrative                      2,286,737      1,919,373       367,364
    Finance Expenses - Net              3,326,517      2,210,537     1,115,980

    Depreciation and Amortization       1,847,116      1,563,966       283,150
                                      ------------   ------------  ------------
    Total Expenses                     22,392,980     21,900,853       492,127
                                      ------------   ------------  ------------
                 Income Before
                  Income Tax Expense $  1,927,343   $  4,073,145  $ (2,145,802)
                                      ============   ============  ============

     Big Easy

     During the nine month period ending September 30, 2006 the Big Easy sustained operational losses before interest expense of approximately $4,188,126. This loss consist of the operational loss for the month of January and the continuing expenses to keep the ship at wet dock after February 1, 2006 and the casino equipment leases. Interest, financing expense and the bare boat charter fees during the nine months were approximately $3.9 million resulting in a net (loss) of ($8,135,544) for the nine months ended September 30, 2006 as compared to a net (loss) of ($7,651,798) during the comparable nine month period when the Big Easy costs were charged to development costs.

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

     There have not been any significant changes that occurred during the fiscal quarter ended September 30, 2006 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                     Part II

                                OTHER INFORMATION

ITEM 1A. RISK FACTORS

     As disclosed in Part I, Item 1, Footnote 3, the Company has received notice from PDS that it has accelerated the maturity of our obligations and declared all amounts remaining unpaid under the Loan Agreement and the Note dated June 30, 2005, and all amounts payable under our equipment leases with PDS immediately due and payable. As of October 1, 2006, the borrowers owed approximately $35.6 million under the loan agreement and note and approximately $4.5 million under the equipment leases.

     We have been in default in payment of the principal and interest under the note, and in default in payment of the equipment rentals under the PDS leases, in each case since January 2006. During our first quarter ended March 31, 2006, we entered into a forbearance agreement, subsequently amended during our third quarter ended September 30, 2006, with PDS which expired on August 29, 2006. As a result of the acceleration, the rate of interest payable under the note increased by 5% per annum above the rate in effect prior to our default.

     We do not currently have the means to satisfy the creditor's demands and are currently negotiating with PDS for an amicable solution. We are continuing to analyze and pursue strategic alternatives, including sales of assets. If we are unsuccessful in resolving this matter, we believe the lender will take action in an attempt to foreclose against our assets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     See Part I, Item 1, Note 16 regarding warrants to purchase stock which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     See Part I, Item 1, Footnote 4 which is incorporated herein by reference. The Company has failed to make any payments of principal or interest since January 2006. As of September 30, 2006, the balance of the monthly interest and principal payments that are in arrears total approximately $7 million dollars.

     The Company has also defaulted in the payment of $400,000 of an unsecured promissory note due December 9, 2005. The note bears interest at 9 % and more importantly requires the payment of penalty warrants for each month the note remains outstanding. See Part I, Item 1, Note 16, which is herein incorporated by reference.

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


                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.


November 14, 2006       /s/Francis W. Murray
                        ----------------------------------------------------
                        Francis W. Murray, President, Chief Executive
                        Officer and Chief Financial Officer

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

Date: November 14, 2006

                          /s/Francis W. Murray
                          -------------------------------------------
                          Francis W. Murray, Chairman/Chief Executive
                          Officer/Chief Financial Officer

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

Date: November 14, 2006


                           /s/Francis W. Murray
                           -------------------------------------------
                           Francis W. Murray, Chairman/Chief Executive
                           Officer/Chief Financial Officer

                                                                      Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three and nine months ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ Francis W. Murray
 ------------------------------
 Name: Francis W. Murray
 Title: Chief Financial Officer
 November 14, 2006