Form 10-K
period 2006-12-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2007-04-17
CIK 320573

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

                   For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-9624

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               22-2332039
     -----------------------------        ---------------------------------
       (State or other jurisdiction       (IRS Employer Identification No.)
            of incorporation)


       Suite 1300, 1105 N. Market Street, Wilmington, Delaware 19899-8985
       ------------------------------------------------------- ----------
               (Address of principal executive offices)        (Zip Code)

                                 (302) 427-7599
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $2.00

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check as to whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes[ ] No[X]


The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates of the registrant as of December 31, 2006 was approximately $383,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of our outstanding common stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As  of  March  1,  2007,  there  were  11,367,487   outstanding  shares  of  the
registrant's common stock.

                               TABLE OF CONTENTS


                                     PART I
                                     ------

Item 1.   Business                                                    2
Item 1A.  Risk Factors                                                7
Item 2.   Properties                                                 13
Item 3.   Legal Proceedings                                          13
Item 4.   Submission of Matters to a Vote of Security Holders        13

                                    PART II
                                    -------

Item 5.   Market for the Registrant's Common Equity, Related
          Stockholder Matters                                        14
Item 6.   Selected Financial Data                                    16
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        17
Item 7A.  Quantitative and Qualitative Disclosures about
          Market Risk                                                38
Item 8.   Financial Statements and Supplementary Data                38
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        68
Item 9A.  Controls and Procedures                                    68
Item 9B.  Other Information                                          68

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant         69
Item 11.  Executive Compensation                                     72
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                 75
Item 13.  Certain Relationships and Related Transactions             77
Item 14.  Principal Accountant Fees and Services                     79

                                    PART IV
                                    -------

Item 15.  Exhibits and  Financial Statement Schedules                79

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends" or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors," could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o future effects from our filing for Chapter 11 protection which occurred between December 4, 2006 and December 7, 2006;

     o the potential adverse impact of our Chapter 11 filing on our operation, management and employees, and the risks associated with operating businesses under Chapter 11 protection;

     o our ability to develop, confirm and consummate a Chapter 11 plan of reorganization;

     o    our ability to reduce our overall leveraged position;

     o    customer and vendor response to our Chapter 11 filing;

     o    limited access to capital resources;

     o    general  economic  and  business  conditions   affecting  the  tourism
          business in Florida;

     o    increased competition from new and existing forms of gaming;

     o our ability to sell or reposition the Big Easy and the Royal Star on a timely and cost effective manner in the future, or as an alternative, sub charter the vessels to other parties;

     o    changes in laws regulating the gaming industry;

     o fluctuations in quarterly operating results as a result of seasonal and weather considerations;

     o events directly or indirectly relating to our business causing our stock price to be volatile; and

     o the vessels we charter and the Royal Star are subject to the provisions of the International Convention on Safety of Life at Sea amended ("SOLAS 74"), which may require substantial capital expenses in the future.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                                     PART I

Item 1. Business.

Overview

     In April 2001, we acquired, by a bareboat charter, operations of an offshore gaming vessel, the M/V Palm Beach Princess. This vessel sails twice daily from the Port of Palm Beach, Florida and, once beyond the state territorial water's limit, engages in a casino gaming business. The business of operating the cruise vessel includes a variety of shipboard activities, including dining, music and other entertainment as well as casino gaming. After retrofitting and refurbishing the Big Easy, a second gaming vessel, we initially placed into service on October 18, 2005, from the Port of Palm Beach Florida. We did not commence regular (although limited) operations until November 12, 2005 and because we did not meet our expectations on February 1, 2006 we suspended operations of the Big Easy.

     International Thoroughbred Breeders, Inc., a Delaware corporation ("ITB" or the "Company"), was incorporated on October 31, 1980. Until January 1999, we were primarily engaged in the ownership and operation of standardbred and thoroughbred racetracks in New Jersey. During the following two years, our focus concentrated upon working out our debt problems by selling our real estate properties in an orderly fashion rather than permitting such assets to be lost by foreclosure. Our efforts in that regard were successful, and in two transactions, one in May 2000 and the other in November 2000, we sold all of our remaining race track property and property in Las Vegas, Nevada and paid our indebtedness in full.

Chapter 11 Proceedings

     Between December 4, 2006 and December 7, 2006, the Company and six of its subsidiaries, herein referred to as the Debtors, along with four companies owned or controlled by our principal stockholder and Chairman of the Board, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (Palm Beach Division) (the "Chapter 11 Cases"). These cases were consolidated for the purpose of joint administration and were assigned case number 06-16350-BKC-PGH. We filed the Chapter 11 Case as a result of difficulties generating sufficient cash flow from operations to meet our financial obligations under the Promissory Notes and equipment leases with PDS Gaming Corporation after expiration of the Forbearance Agreements.

     Under Chapter 11, the Company is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the Chapter 11 filing, all orders sufficient to enable the Company to conduct normal business activities, have been entered by the Bankruptcy Court. While the Company is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the Bankruptcy Court.

     As a consequence of the Chapter 11 filing, pending litigation against the Company is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the Bankruptcy Court. April 18, 2007 was the last date by which holders of pre-filing date claims against the Debtors could file such claims. Any holder of a claim that was required to file such claim and did not do so may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution on account of such claim. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of Chapter 11 case will be entitled to distribution. The Company has not yet completed its analysis of all the proofs of claim. Since the treatment, including payment, of allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

     Although we filed a timely motion to extend the exclusive period for the Debtors to file a plan(s) of reorganization, our largest secured lender, PDS Gaming Corporation, filed a motion on April 11, 2006 objecting to the proposed extension. If the exclusivity period in not extended, other parties in interest, including the Creditor's Committee, the secured lender or other creditors could file a plan of reorganization.

Recent Developments

     During the quarter ended March 31, 2007 passenger counts and revenues at the Company's Palm Beach Princess operation have declined approximately 17% from the comparative quarter of 2006. The Company attributes these declines to a decrease in the marketing and advertising in the current quarter due to our cash shortages, the effect of our bankruptcy filing on our customers and increased competition from slot machines placed at racetracks in Broward County and another day cruise casino vessel operating from the Port of Palm Beach since January 15, 2007.

     We anticipate receiving a commitment for a secured loan from a financial institution in order to fund the majority of the proceeds necessary to create a new special purpose subsidiary to own and operate the Palm Beach Princess business. We anticipate that the commitment will be subject to bankruptcy court approval, an additional equity infusion from us or a third-party and satisfactory loan documentation. Proceeds from the financing will be used to pay existing creditors and provide working capital to the Palm Beach Princess business.

     We are in the process of negotiating a series of transactions that will allow for the redeployment of the Big Easy to a foreign jurisdiction. We anticipate receiving a term sheet for a secured loan from a financial institution in order to fund a portion of the proceeds necessary to fund a special purpose affiliate of the company to own and operate the Big Easy in this foreign location. We anticipate that the term sheet will be subject to an additional equity investment from a third-party, successful negotiation of operating agreements and satisfactory loan documentation. Closing of the transactions will also be subject to bankruptcy court approval. Proceeds from the transaction will be used to pay existing creditors and provide working capital, including funding start up and relocation expenses, to the Big Easy business. No assurances can be given that we will be successful in these negotiations

Our Gaming Operations

     The Palm Beach Princess

     We operate the M/V Palm Beach Princess for fourteen cruises weekly, consisting of a daytime and an evening cruise each day. Each cruise is of five to six hours in duration. During each cruise, the M/V Palm Beach Princess offers a range of amenities and services to her passengers, including a full casino while outside Florida's 3- mile territorial waters limit, sit-down buffet dining, live musical shows, discotheque, bars and lounges, and sundeck. The casino occupies 15,000 square feet aboard the ship and is equipped with approximately 425 slot machines, all major table games, including blackjack, dice, roulette and poker, and a sports wagering book. The vessel is a large, ocean going cruise ship with a passenger capacity of approximately 850 persons for coastal voyages. The ship is 420 feet long, 6,659 gross tons, and registered in the Republic of Panama. Originally built in 1964, the ship was substantially reconstructed, refurbished, and upgraded in 1973, 1984 and 1997. The ship fully complies with the standards of the International Convention on Safety of Life at Sea as applicable to large passenger ships, and is regularly subjected to safety and health inspections by the United States Coast Guard and the United States Public Health Service.

     The Big Easy

     The Big Easy is 201 feet long and has a passenger capacity of approximately 1,100 persons for coastal voyages, and complies with the standards of the United States Coast Guard regulations as applicable to ships of its class. It is subject to safety and health inspections by the United States Coast Guard and the Florida Department of Public Health. Casino space on board the vessel occupies approximately 30,000 square feet. The vessel contains slot machines and major table games, dining, a sports wagering book, simulcasting, and multiple bars and lounges. As with the M/V Palm Beach Princess, gaming is permitted only outside of Florida's 3-mile territorial waters limit.

     The United States Coast Guard issued the Big Easy her Certificate of Inspection on October 11, 2005, following an extensive and unexpected delay in receiving such certification. The vessel's first official cruise to international waters was October 18, 2005. Due to the approaching Hurricane Wilma, the vessel was ordered out of the Port for safe haven following her afternoon cruise on October 19, 2005. Hurricane Wilma struck Florida on October 24, 2005. Due to the adverse effects of Hurricane Wilma, the Big Easy was unable to sail commercially until November 6, 2005. The unexpected delays in receiving the vessel's Certificate of Inspection and the local area damage caused by Hurricane Wilma immediately following the maiden voyage had a compounding, adverse effect on the Company's ability to retain personnel. As a result, the Company experienced greater-than-normal attrition of Big Easy personnel, particularly of those who carried Coast Guard-issued Merchant Marine Cards, also known as z-cards, which are issued by Coast Guard and serve as required documentation for those working on US-flagged vessels to fill Coast Guard-mandated muster station requirements. As the number of Merchant Marine Card personnel became increasingly inadequate, it became increasingly difficult for management to meet muster station requirements, often forcing the cancellation of many sailings, particularly in December and January. The Coast Guard stopped issuing Merchant Marine Cards suddenly and unexpectedly sometime in October, 2005. Sea conditions in November and December were generally unfavorable for commercial sailing and were a contributing factor to several missed sailings. As a result of these numerous challenges, the vessel was able to make only nineteen sailings in November 2005, twenty-four sailings in December 2005 and eight sailings in January 2006. On January 31, 2006, the Coast Guard denied the Company's request to provide an extension to complete certain mandated maintenance which was completed shortly thereafter and removed the vessel's Certificate of Inspection. On January 31, 2006, approximately one hundred Coast Guard Merchant Marine Card applications relating to the Big Easy remained unprocessed by the Coast Guard twelve weeks or longer.

     We were having challenges attracting customers to the Big Easy given her inconsistent schedule of sailings. The initial delay in receiving a Certificate of Inspection and subsequent inconsistencies in scheduling caused significant negative cash flow and made advertising and promotional efforts difficult from both a financial and practical planning perspective. The lack of a consistent commercial service schedule inhibited customer support and resulted in suspending the Big Easy operations indefinitely. Currently the Big Easy is in wet dock storage.

     The Royal Star

     During our 2004 fiscal year we purchased a third vessel, the M/V Royal Star. The Royal Star is currently in wet dock storage and we are limited by our negative cash position in making any further improvements on the vessel. In the past we have explored possible locations from which to potentially operate the vessel, however additional financing is necessary before we move forward. However, this ship will need additional improvements and outfitting before being placed in service. We have retained a third-party ship broker who is marketing the vessel for sale.

Bareboat Charters

     Beginning on July 7, 2004, we entered into sub-bareboat charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE") owned or controlled by our Chairman, Francis W. Murray).

     In connection with our June 30, 2005 refinancing and restructuring of the PDS transaction, PBMC, an affiliate 100% owned by our Chairman and CEO, Francis
W. Murray, acquired all of the membership interests of Cruise Holdings I, (previously owned by PDS Gaming Corporation) the owner of the casino cruise ship Palm Beach Princess, and PBE, an affiliate 50% owned by Mr. Murray, acquired all the membership interests in Cruise Holdings II, (also previously owned by PDS Gaming Corporation) the owner of the casino ship the Big Easy. As a result, the bareboat charters between PBMC and Cruise I, and PBE and Cruise II, respectively, terminated, and, in place of the sub-bareboat charters by ITGV and ITGPB, these subsidiaries now charter the vessels from Cruise I and Cruise II under substantially the same economic terms as had applied under their previous sub-bareboat charters in effect on July 7, 2004.

     Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess representing its appraised value at the charter inception and for fair market value (to be determined by appraisal) in the case of the Big Easy. Provided that we satisfy the notes against the Palm Beach Princess and Big Easy, we will be entitled to credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and up to approximately $14 million, that can be applied to the purchase price of the Big Easy.

Marketing

     Because of our ongoing financial difficulties and shortage of cash flow we have been forced to dramatically reduce our marketing and advertising. In the past we developed a marketing program intended to generate a loyal following of repeat customers and to attract tourists who are visiting the area. We believe we have positioned the Palm Beach Princess afternoon cruise for seniors who not only enjoy slot machines and gaming but also the extensive buffet and Las Vegas type shows presented on board. Younger professionals also enjoy the evening and weekend cruises.

     In the second quarter of fiscal 2006 we installed a player tracking system on the vessel. Our members have the ability to play and accumulate points for complimentary rewards. This system provides us with personal information and preferences and tracks our customers level of play. In the future we expect to utilize this information to expand our direct mail program for our customers, hotels, travel agents, group leaders, local chambers, associations and others.

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

PDS Gaming Transactions

     Since July 2004, ITB and several of its subsidiaries, along with Cruise Holdings I, LLC, Cruise Holdings II, LLC, Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies owned or controlled by our chairman, Francis W. Murray, completed several financial and lease transactions with PDS Gaming Corporation ("PDS"), a Las Vegas based gaming finance company, along with several of its affiliated companies. On June 30, 2005 the Company and several of its subsidiaries, along with the companies controlled by Francis W. Murray, borrowed $29,313,889 to refinance the approximately $27 million in existing PDS debts, with approximately $2.3 million of add-on financing being provided.

     The PDS indebtedness is secured by mortgages on the Royal Star, the Big Easy and the Palm Beach Princess, an assignment of our promissory note dated November 29, 2000 payable by Realen-Turnberry/Cherry Hill, LLC in the principal amount of $10 million, an assignment of our promissory note in the principal amount of $2,021,176 dated May 1, 2002 payable by OC Realty, a company also owned by Mr. Murray, and stock in certain of our subsidiaries. As a condition to entering into the PDS Transaction, PDS required the Company, its subsidiary, International Thoroughbred Gaming Development Corporation ("ITGDC"), PBMC and PBE to enter into a Guaranty Agreement and Pledge Agreements guaranteeing the obligations of the borrowers.

     Beginning in January 2006, we ceased making our debt service and monthly rental payments on the PDS obligations. In March and July 2006,we entered into two consecutive forbearance agreements which subsequently expired on August 29, 2006 after which we were not able to make our monthly loan and lease payments nor were we able to consummate any transactions to refinance or reduce our indebtedness as contemplated under the forbearance agreement. On October 3, 2006, PDS accelerated the maturity of our obligations and declared all amounts remaining unpaid under the Loan Agreements, Notes and equipment leases with PDS immediately due and payable. We did not have the means to satisfy the creditor's demands and as a result, between December 4 and 7, 2006, the parties to the PDS financing filed petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Other Assets

     Cherry Hill Notes

     In connection with the sale on November 30, 2000 of our Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") we hold a promissory note in the face amount of $10 million. All payments are dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the buyer's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash is to be paid to us along with 33 % of all Distributable Cash plus accrued interest at 22% until maturity.

     In connection with the sale on May 22, 2000 of our property in Las Vegas, Nevada, the non-operating former El Rancho Hotel and Casino, to Turnberry/Las Vegas Boulevard, LLC, we purchased a promissory note of the buyer in the face amount of $23,000,000 . On June 16, 2004, the Company sold the Las Vegas Note to Cherry Hill at El Rancho, LP, a limited partnership which was affiliated with the maker of the Las Vegas Note. In exchange for the Las Vegas Note, the Company received cash payments from the Buyer of $2.8 million, a non-recourse loan from Turnberry Development, LLC, an affiliate of the Buyer, in the amount of $5 million and a promissory note issued by Soffer/Cherry Hill Partners, L.P. ("Cherry Hill Partners"), another affiliate of the Buyer, in the principal amount of $35,842,027 (the "Second Cherry Hill Note"). The Second Cherry Hill Note matures in 2015 and is similar to the Las Vegas Note, in that it generally is payable prior to maturity only from distributable cash of the maker. The maker under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park property in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of the Garden State Park property. The Second Cherry Hill Note is secured by a pledge of stock owned by Raymond Parello, an affiliate of the Buyer, in Palm Beach Empress, Inc., representing fifty percent (50%) of the stock in that company. Palm Beach Empress, Inc. is the entity formed to acquire the Big Easy, the second vessel which is chartered to a subsidiary of the Company. The other fifty percent (50%) of the stock in Palm Beach Empress, Inc. is owned by PBMC, a corporation owned by Francis W. Murray, the Company's Chief Executive Officer.

     Subsequent to December 31, 2006, the Company began settlement negotiations to sell the Cherry Hill Notes. Although these transactions have not consummated before the filing of the Company's Form 10-K, the observable market price representing the fair value of these notes is substantially lower than the carrying values on our books. As a result of our recent negotiations to sell the Cherry Hill Notes, the the Company recorded an impairment loss on the two Cherry Hill Notes of $9,378,651 as of December 31, 2006 to more fully reflect approximately $5.3 million estimated fair value of the notes in accordance with the term sheet being negotiated.

     We cannot  guarantee that we will be successful or that we will receive the
necessary   Bankruptcy  Court  approvals  to  complete  the  above  contemplated transactions

     OC Realty Note - Related Party

     We have made three loans in the approximate amount of $2.7 million to a project (OC Realty) in which Mr. Murray is participating for the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida. This project has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. Two of these loans in the approximate amount of $2 million bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $20 million (at present) and, second, construction financing expected to amount to $50 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Realty based on comparable sales of like units in the marketplace which suggest a weakening demand for prospective sales of the project's condominium units. At December 31, 2006, $2.8 million is the estimated fair value of the note after recording a reserve allowance of $2,235,523 for the year ended December 31, 2006 representing the amount of the interest accrued to date and leaving an asset value we believe to be fully realizable.

Employees

     As of December 31, 2006, our parent company employed seven full-time corporate executive, administrative and clerical personnel. The Palm Beach Princess employs a crew of approximately 318 and office and management personnel of 54 for the operations of its casino cruise business.

Competition

     From June, 2002 until February 15, 2003, the coastal gaming vessel Texas Treasure II was operating from the Port of Palm Beach in competition with the M/V Palm Beach Princess. This vessel was approximately 400 feet, was built in 1968 and has a passenger capacity of approximately 700 people. This vessel had previously operated in competition with the Palm Beach Princess from May 13, 1999 until it discontinued operations on May 15, 2000.

     From February 16, 2003 until January 15, 2007 we operated the Palm Beach Princess without competition, except for our operation of the Big Easy from mid November 2005 until February 2006. In mid January 2007, the coastal gaming vessel Sun Cruz VI began operating from the Port of Palm Beach in competition with the Palm Beach Princess. This vessel is a 165 foot catamaran and has a passenger capacity of 600 people and has 38 table games and approximately 300 slot machines. The vessel is scheduled to make two cruises each day.

     On March 8, 2005 the citizens of Broward County approved a referendum that amended Florida's constitution to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County in which we conduct operations. The referendum approved for Broward County in March 2005 also sought approval for Miami-Dade County. However, approval for Miami-Dade County was defeated at that time. The Florida legislature has passed legislation which permits 1,500 slot machines at each of the four (4) pari-mutuel facilities in Broward County. On November 15, 2006 Gulfstream Park Racing and Casino opened with approximately 500 slot machines, now has 1,200 slot machines and is expected to have 1,500 slot machines in the near future, Mardi Gras Racetrack & Gaming Center (formerly Hollywood Greyhound) operates with 1,100 slot machines and Pampano Park Racing operates with 1,500 slot machines. Neither the timing of the expansion of the slot machines at these locations, the installation at the one other location nor the impact to our Company, can be predicted at this time.

     In addition to competing with other vessels in the coastal gaming cruise business, we compete with a variety of other entertainment activities in and around Palm Beach, Florida, including, but not limited to, land-based Native American Indian gaming casinos, poker rooms, horse and dog racing, off track wagering, state-sponsored lotteries, short-term cruises, resort attractions, various sports activities and numerous other recreational activities. In August 2005 a 300 passenger high-speed ferry began carrying passengers on daily round trips to Freeport, Grand Bahamas where gaming is conducted. This operation was terminated in June 2006. There is no assurance that we will be able to successfully compete with such other activities.

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

     During the first quarter of operations of our fiscal year ended June 30, 2005, four major hurricanes severely impacted the State of Florida, two of which directly struck the Palm Beach area between August 13, 2004 and September 26, 2004. During that period, tourist travel to our area was adversely effected and the lives of local residences were significantly disrupted. We cancelled 33 cruises during the first and second quarters of last year as a result of the weather, loss of utilities and damage to the surrounding areas. During the 4th quarter of our year ended December 31, 2005, we cancelled 18 Palm Beach Princess cruises as a consequence of hurricanes "Katrina" and "Rita" and the resulting bad weather. During our year ended December 31, 2006 we did not experience any hurricanes and disruptions due to inclement weather were at a minimum.

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

     The Palm Beach Princess is in compliance with the SOLAS 74 requirements to date, and has previously completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments, most notably being requirements that no combustible material be used in ships' structures and that certain other interior structure and space standards be met. The precise nature and scope of necessary work maybe determined in conjunction with the ship's classification society, Det norske Veritas. To accomplish such work will entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost.

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

Item 1A. Risk Factors

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

Bankruptcy Related Risks

Upon filing our Plan of Reorganization it must be confirmed by the Bankruptcy Court and must be consummated.

     Our future results are dependent upon successfully filing our plan, obtaining approval, confirmation and implementation of our plan of reorganization. There can be no assurance that our plan of reorganization will be confirmed by the Bankruptcy Court. Currently, it is not possible to predict with certainty the length of time we will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on our business or on the interests of the various creditors and stockholders.

The Creditors' Committee and other parties in interest may not support our positions in the Chapter 11 proceedings.

     The Creditors' Committee appointed in the bankruptcy proceedings has the right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the secured lender, the Creditors' Committee, our equity holders or other parties in interest will support our positions in the bankruptcy proceeding or the plan of reorganization once proposed, and disagreements between us and such entities could protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy, and could delay our emergence from bankruptcy.

Our Chapter 11 proceedings may result in a negative public perception of us that may adversely affect our relationships with customers and suppliers, as well as our business, results of operations and financial condition.

     Even if we submit a plan of reorganization that is confirmed by the Bankruptcy Court and consummated by us, our Chapter 11 filing and the resulting uncertainty regarding our future prospects may hinder our ongoing business activities and its ability to operate, fund and execute our business plan by (i) impairing relations with existing and potential customers; (ii) negatively impacting our ability to attract, retain and compensate key executives and associates and to retain employees generally; (iii) limiting our ability to obtain trade credit; and (iv) impairing present and future relationships with vendors and service providers.

We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 proceedings.

     We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and cash flows.

Our ability to continue as a going concern is dependent on a number of factors.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements.

     The company incurs substantial expenses to carry the Big Easy and the Royal Star in wet dock storage. As part of our plan of reorganization and/or future financial stability we must find a way to deploy these vessel asssets or sell the Big Easy in order to reduce the wet dock storage costs which are draining the company of needed cash.


Company Specific Risks

Access to funds from subsidiaries.

     The parent company is a separate and distinct legal entity from our operating and non-operating subsidiaries. We therefore depend on distributions and other payments from our subsidiaries to fund our parent company overhead and administrative obligations. Our subsidiaries were and could in the future be subject to credit agreements that severely limited the flow of funds from those subsidiaries to the parent company and currently are limited by approvals being obtained from the Bankruptcy Court.

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

We Charter the vessels the Palm Beach Princess and the Big Easy

     We charter the vessels we use in our operating business. The Amended and Restated Bareboat Charters and Option to Purchase which allows for the charter of Palm Beach Princess and Big Easy and for a option to purchase the vessels at the end of the lease expire on July 1, 2009. Currently, there are no renewal periods and if we should be delayed in making charter hire payments or payments on the PDS debt we could lose the ability to continue chartering the vessels or the option to purchase the vessels.

We have agreed to issue warrants that may be exercisable at our common stock's market price on the date the warrants are issuable, and these warrants may cause severe dilution to our stockholders.

     In connection with our borrowing of $400,000 on November 9, 2005 we agreed to issue additional penalty warrants, exercisable for a period of three years, if the loan was not paid by January 9, 2006; we agreed to issue warrants for the purchase of 200,000 shares of common stock each month at a price per share of the lower of $2.50, on the market value on the day of issue in each month for each additional month until the loan is paid. During 2006, we have issued or reserved penalty warrants for the issuance of 2.2 million shares of common stock as a result of this borrowing at prices between $.10 and $2.50. As of our bankruptcy filing date this loan has not been paid.

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

     We currently compete with a variety of other vacation activities in and around Palm Beach, Florida, including short-term cruises, resort attractions, sporting and other recreational activities. We also expect competition in other areas surrounding Palm Beach in the future. Within sixty miles of the Port of Palm Beach, there are a number of smaller marinas that are capable of handling other coastal gaming vessels. In the future, we expect competition to increase as:

     o    new gaming operators enter our market,

     o existing competitors expand their operations to the Port of Palm Beach and other ports in Florida.

     o    gaming activities expand in existing jurisdictions, and

     o    if gaming is legalized in new jurisdictions.

     In general, we compete with gaming activities including:

     o    traditional land-based casinos,

     o    casino gaming on Indian land,

     o    state-sponsored lotteries,

     o    pari-mutuel betting on horse racing and jai-alai

     Our operations compete with all of these forms of gaming and will compete with any new forms of gaming that may be legalized in the future, as well as with other types of entertainment.

Our competition may increase in the future if the State of Florida legalizes additional gaming activities.

     Over the past few years, there has been an attempt to legalize gaming throughout the State of Florida. It is likely that the gaming industry will continue to pursue legalization of gaming in Florida, and we believe that the legalization of gaming in Florida would have a material adverse impact on our operations. In addition, we are also subject to competition from other gaming establishments in other jurisdictions, including Atlantic City, New Jersey, Las Vegas, Nevada, the Bahamas, riverboat gambling on the Mississippi river and gambling in the pan handle area and Mississippi Coast. Such competition could adversely affect our ability to compete for new gaming opportunities and to maintain revenues.

     On March 8, 2005 the citizens of Broward County approved a referendum that amended Florida's constitution to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County in which we conduct operations. The referendum approved for Broward County in March 2005 also sought approval for Miami-Dade County. However, approval for Miami-Dade County was defeated at that time. The Florida legislature has passed legislation which permits 1,500 slot machines at each of the four (4) pari-mutuel facilities in Broward County. On November 15, 2006 Gulfstream Park Racing and Casino opened with approximately 500 slot machines, now has 1,200 slot machines and is expected to have 1,500 slot machines in the near future, Mardi Gras Racetrack & Gaming Center (formerly Hollywood Greyhound) operates with 1,100 slot machines and Pampano Park Racing operates with 1.500 slot machines. Neither the timing of the expansion of the slot machines at these locations, the installation at the one other location nor the impact to our Company, can be predicted at this time.

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

     Our success is dependent upon the efforts of our current management, in particular that of our President and Chief Executive Officer, Francis W. Murray and our Vice President of ITG Vegas, Inc., Francis X. Murray. Since the business of gaming has expanded significantly over the past few years, so has the competition for qualified employees. There is no assurance that such persons can be retained or readily replaced. Furthermore, there is no assurance that we will be able to continue to add qualified personnel as needed. The loss of the services of any of our executive officers could adversely affect our business.

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

     With the sale of our Freehold Raceway property in New Jersey in January 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank, removed in 1990, prior to our purchase of Freehold Raceway. In February 2000, the New Jersey Department of Environmental Protection approved our remedial investigation workplan. Under the workplan, numerous test wells were drilled and soil tests were preformed to determine the extent and direction of the flow of underground hazardous material. Reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining the workplan from the State of New Jersey, the work was stopped due to a lack of funds. At this time we are unable to predict the effects that such delays have caused, but it is likely that some retesting of the wells may be necessary.

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

     We hold two notes. One in the face amount of $10 million and a second in the face amount of approximately $35 million. We have written down these notes to approximately $5.3 million based upon a term sheet we are negotiating for the sale of the notes. Both notes are payable from distributable cash generated by the development or sale of the former Garden State Park racetrack in Cherry Hill, New Jersey, which we sold. If the sale is not consummated all payments under these notes are uncertain and depend entirely upon the profitability of the development or resale of the subject real property.

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

     The terrorist attacks which occurred on September 11, 2001, and the potential for future terrorist attacks had and may again have a negative impact on travel and leisure expenditures. Leisure travel remains particularly susceptible to global geopolitical events. Many of the customers of our vessels travel by air, and the cost and availability of air service can affect our business. We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations.


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

Item 2. Properties

     We lease office space in Wilmington, Delaware which serves as our corporate headquarters. This lease is for one year and is renewable from year to year. Our subsidiary, ITB Management, Inc., leases approximately 4,000 square feet of office space in Bellmawr, New Jersey which serves as an additional administrative office. The lease is month to month and cancellable by either party upon 90 days notice. We also lease one office suite in Miami, Florida which serves as a satellite executive office. The lease is for one year and can be renewed annually.

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

     From February 2004 to December 2006 we held an agreement with the City of Riviera Beach, Florida that permitted us dockage at the 160 foot main dock at the City Marina located north of the Port of Palm Beach. While the agreement did not permit us to operate a day cruise gaming ship from the dock, it prohibits the City from allowing the dock to be used by any other day cruise gaming operator. This agreement was terminated by us in December 2006. The Agreement provided for our payment to the City of dockage and other fees totaling $11,000 per month.

Item 3. Legal Proceedings

     As discussed above on page 2, the Parent Company and 6 of its subsidiaries initiated proceedings under Chapter 11 of the Bankruptcy Code on December 4th and 7th, 2006.

     Through our subsidiary, Royal Star Entertainment LLC, we had negotiated with the Port of Palm Beach District a second agreement that would permit us to operate the Big Easy in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this agreement was five years from the date of commencement of sailings by the Big Easy from the Port, with subsequent renewal options of four and three years. We were required to commence sailings on or before October 31, 2005. Due to the suspension of the Big Easy operations, the Port of Palm Beach District voted on April 10, 2006 to terminate this agreement, and on April 19, 2006 the District filed suit in Florida Circuit Court for declaratory judgement of termination of the agreement and for other relief. Royal Star Entertainment, LLC filed its answer denying that the District was entitled to terminate the agreement. This lawsuit was stayed upon Royal Star Entertainment, LLC's filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on December 4, 2006.

     On November 17, 2006 a Complaint was filed in the United States District Court for the Northern District of Illinois by Westminster Investments, LLC and certain other plaintiffs against International Thoroughbred Breeders, Inc., its Chairman Francis W. Murray, its Vice President Scott Kaplan, and its subsidiary ITG Vegas' Chief Executive Officer Francis X. Murray, alleging non-payment to the plaintiffs by International Thoroughbred Breeders of a promissory note dated November 9, 2005 in the amount of four hundred thousand dollars plus interest, and alleging fraud by the individual defendants in connection with the promissory note. This lawsuit was stayed against International Thoroughbred Breeders upon its filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on December 7, 2006. The automatic stay, however, was not applicable to the individual defendants; accordingly, with the permission of the Bankruptcy Court, International Thoroughbred Breeders engaged counsel for the limited purpose of filing a motion to transfer the lawsuit to the United States District Court for the Southern District of Florida. That motion is now pending before the Court of Illinois.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of security holders during the quarter ended December 31, 2006.

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


                                                                 High      Low
Year Ended June 30, 2004                                       --------   ------
                             First Quarter                    $  0.54  $  0.25
                             Second Quarter                      1.48     0.20
                             Third Quarter                       1.97     1.03
                             Fourth Quarter                      1.80     1.50

Year Ended June 30, 2005
                             First Quarter                       1.55     1.45
                             Second Quarter                      1.31     0.90
                             Third Quarter                       3.25     1.20
                             Fourth Quarter                      2.33     1.20

Six Months Ended December 31, 2005

                             Quarter ended September 30, 2005    3.55     1.33
                             Quarter ended December 31, 2005     3.45     1.75

Year Ended December 31, 2006
                             First Quarter                       3.00     1.02
                             Second Quarter                      1.15     0.33
                             Third Quarter                       1.00     0.22
                             Fourth Quarter                   $  0.39  $  0.02


     On December 31, 2006, there were approximately 27,000 holders of record of the shares of our outstanding common stock.

     We have not paid any dividends since our inception. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future.

     There were no purchases of common stock by the Company during the last quarter of the year ended December 31, 2006.

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

     The Series B Preferred Stock was established by the Board of Directors pursuant to its authority under the Company's Certificate of Incorporation to fix the relative rights and preferences of the authorized but unissued preferred stock of the Company. Upon accepting subscriptions for purchases of the Series B Preferred Stock, the Company has entered into a Registration Rights Agreement with the purchasers, pursuant to which the Company agreed to file a Registration Statement under the Securities Act of 1933, as amended, in order to register the resale of the shares of common stock of the Company issuable upon conversion of the Series B Preferred Stock and the shares of common stock issuable upon exercise of the accompanying stock purchase warrants, and to use its best efforts to cause such Registration Statement to be declared effective. On December 30, 2005 we filed the Form S-1 Registration Statement with the Securities & Exchange Commission. Such registration statement is not yet effective.

     The Series B Preferred Stock will automatically be converted into common stock upon the effective date of the Registration Statement covering the common shares issuable upon conversion. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. If we are able to issue the common stock during the quarter ending December 31, 2008, during which the conversion price will be $1.82, the outstanding shares of Series B Preferred Stock are convertible into 4,120,880 shares of additional new common shares.

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

     During the quarter ended December 31, 2005, we also issued three 4-year warrants to MBC Global, LLC, for the purchase of (i) up to 88,500 shares of common stock at $2.50 per share, (ii) up to 59,000 shares of common stock at $3.50 per share, and (iii) up to 88,500 shares of common stock at $4.50 per share, as compensation for advisory services rendered by MBC Global. In connection with our issuance to four entities of $400,000 aggregate principal amount of promissory notes during the quarter ended December 31, 2005, we issued 3-year warrants to purchase 200,000 shares of common stock exercisable at $2.50 per share, and we agreed to issue additional warrants to such note holders to purchase 200,000 shares of common stock per month exercisable at the lesser of $2.50 per share or the market price on the date of issue, for each month after December 2005 until the notes are paid. Durning 2006 we have issued or reserved for issuance 2,200,000 warrants for the purchase of 2,200,000 shares at prices between $.10 and $2.45. The issuance of additional shares after November 9, 2006 has been suspended due to our Bankruptcy filing.

     Additionally, during the quarter ended December 31, 2005, we issued 800,000 shares of common stock to our primary lender, PDS Gaming Corporation, in payment of $1,600,000 of our obligations to it.

     The shares of Series B Preferred Stock (including the common shares into which they are convertible) and the warrants related thereto (including the common shares purchasable under such warrants) were sold in a private offering believed to be exempt from registration under Section 4(2) and Rule 506 under the Securities Act of 1933, as amended. Among other things, all purchasers were accredited investors and all conditions under SEC Rules 501, 502 and 506 are believed to have been satisfied. The issuance of 800,000 shares of common stock to PDS Gaming, our primary lender, the issuance of warrants as compensation to our final advisor (MBC Global) and the issuance of warrants to the four note holders (MBC Global and three entities which had previously purchased shares of Series B Preferred Stock) are believed to have been exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6 - SELECTED FINANCIAL DATA

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                                       Year Ended      Six Months Ended                   Years Ended June 30,
                                       December 31,       December 31,     ----------------------------------------------
                                           2006              2005               2005             2004            2003
                                      -------------   -----------------    -------------    -------------   -------------
Revenue From Operations           $     30,955,562 $        13,976,650  $    32,773,247  $    32,962,239  $   31,290,599

Net Income (Loss) (1) (3)         $    (25,513,839)$       (12,232,985) $    (1,900,035) $    (6,800,030) $    5,233,826

Income (Loss) Per Common Share
Basic & Diluted                   $          (2.24)$             (0.57) $         (0.18) $         (0.86) $         0.54

Weighted Average Number of Shares       11,367,487          10,303,942       10,303,942        7,933,691       9,720,275

                                                                                             June 30,
                                       December 31,       December 31,     ----------------------------------------------
                                          2006               2005               2005            2004             2003
                                      -------------   -----------------    -------------    -------------   -------------
Total Assets                      $     62,035,722 $        77,111,578  $    83,363,665  $    50,813,716  $   54,822,023

Long-Term Debt                    $        808,164 $         5,486,288  $    33,813,301  $     6,339,396  $      985,017

Stockholders' Equity              $      2,525,048 $        26,269,386  $    29,550,451  $    30,566,037  $   37,586,067

(1) The Company recognized impairment losses in Fiscal 2004 in the amount of $10 million and in fiscal 2005 in the amount of $0.5 million which materiallly affect the comparability of a portion of of the information reflected in the above data.

(2) The Company did not pay cash dividends during any of the fiscal years shown above.

(3) The Company recognized an impairment loss and a reserve for bad debts in the Year Ended December 31, 2006 in the approximate amount of $11.6 million which materially affects the comparability of a portion of the information reflected in the above data.

(4) See Management's Discussion and Analysis of Financial Conditions and Results of Operations and the consolidated financial statements and the notes thereto for additional information for the year ended December 31, 2006, the six months ended December 31, 2005 and each of the three years in the period ended June 30, 2005 and 2004.

 See Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-K, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, particularly under "Risk Factors", could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

     o Future effects from our filing for Chapter 11 protection which occurred on December 4, 2006;

     o the potential adverse impact of our Chapter 11 filing on our operation, management and employees, and the risks associated with operating businesses under Chapter 11 protection;

     o our ability to develop, confirm and consummate a Chapter 11 plan of reorganization;

     o    our ability to reduce our overall leveraged position;

     o    customer and vendor response to our Chapter 11 filing;

     o    limited access to capital resources;

     o    general  economic  and  business  conditions   affecting  the  tourism
          business in Florida;

     o    increased competition from new and existing forms of gaming;

     o our ability to sell or reposition the Big Easy and the Royal Star on a timely and cost effective manner in the future, or as an alternative, sell or sub charter the vessels to other parties;

     o    changes in laws regulating the gaming industry;

     o fluctuations in quarterly operating results as a result of seasonal and weather considerations;

     o events directly or indirectly relating to our business causing our stock price to be volatile; and

     o the vessels we charter and the Royal Star are subject to the provisions of the International Convention on Safety of Life at Sea amended ("SOLAS 74"), which may require substantial capital expenses in the future.

Overview

     Our financial condition has been significantly and negatively affected by the poor performance, extensive delays and cost overruns of the Big Easy, that was initially placed into service on October 18, 2005, the significant carry costs of the vessel after it was taken out of service on February 1, 2006 and our significant indebtedness. On March 22, 2006 and again on July 14, 2006 we entered into Forbearance Agreements with PDS Gaming Corporation. The second agreement expired on August 29, 2006 and after the expiration, we did not make our monthly loan and equipment lease payments. We also were not able to consummate the sale of any of our vessels, the Original Cherry Hill Note or our operating business within the time period permitted by the Forbearance Agreement. We ultimately decided to seek to reorganize under Chapter 11 of the Federal Bankruptcy Code.

     Between December 4, 2006 and December 7, 2006, the Company and 6 of its subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (Palm Beach Division) (the "Chapter 11 Cases"). The cases were consolidated for the purpose of joint administration and were assigned case number 06-16350-BKC-PGH. We filed the Chapter 11 Cases because we were experiencing difficulties generating sufficient cash flow from operations to meet our financial obligations under the Promissary Notes and equipment leases with PDS Gaming Corporation after the expiration of Forbearance Agreements.

     Under Chapter 11, the Company is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the Chapter 11 filing, all orders sufficient to enable the Company to conduct normal business activities, have been entered by the Bankruptcy Court. While the Company is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the Bankruptcy Court.

     As a consequence of the Chapter 11 filing, pending litigation against the Company is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the Bankruptcy Court. April 18, 2007 was the last date by which holders of pre-filing date claims against the Debtors could file such claims. Any holder of a claim that was required to file such claim and did not do so may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution on account of such claim. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of Chapter 11 case will be entitled to distribution. The Company has not yet completed its analysis of all the proofs of claim. Since the treatment, including payment, of allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

     Although we filed a timely motion to extend the exclusive period for the Debtors to file a plan(s) of reorganization, our largest secured lender, PDS Gaming Corporation, filed a motion on April 11, 2006 objecting to the proposed extension. If the exclusivity period in not extended, other parties in interest, including the Creditor's Committee, the secured lender or other creditors could file a plan of reorganization.

     We anticipate receiving a commitment for a secured loan from a financial institution in order to fund the majority of the proceeds necessary to create a new special purpose subsidiary to own and operate the Palm Beach Princess business. We anticipate that the commitment will be subject to bankruptcy court approval, an additional equity infusion from us or a third-party and satisfactory loan documentation. Proceeds from the financing will be used to pay existing creditors and provide working capital to the Palm Beach Princess business. We are in the process of negotiating a series of transactions that will allow for the redeployment of the Big Easy to a foreign jurisdiction. We anticipate receiving a term sheet for a secured loan from a financial institution in order to fund a portion of the proceeds necessary to fund a special purpose affiliate of the company to own and operate the Big Easy in this foreign location. We anticipate that the term sheet will be subject to an additional equity investment from a third-party, successful negotiation of operating agreements and satisfactory loan documentation. Closing of the transactions will also be subject to bankruptcy court approval. Proceeds from the transaction will be used to pay existing creditors and provide working capital, including funding start up and relocation expenses, to the Big Easy business.

     Our ability to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

     o having a plan of reorganization confirmed by the Bankruptcy Court in a timely manner;

     o being able to successfully implement our business plans and otherwise offset the negative effects that the Chapter 11 filing has had and may continue to have on our business, including the impairment of vendor relations;

     o    operating  within  the  framework  of  our  DIP  Facility,   including
          limitations on capital expenditures and financial covenants, our ability to generate cash flows from operations or seek other sources of financing and

     o    attracting, motivating and/or retaining key executives and associates.

These challenges are in addition to those operational, regulatory and other challenges that we face in connection with our business.

     On December 7, 2006 following first day hearings of December 6, 2006, the Bankruptcy Court entered orders granting us authority to, among other things, pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, pay selected critical vendors and other providers for the post-petition delivery of goods and services.

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

     We also lease through a bareboat charter and on a limited basis operated, through our wholly owned subsidiary, ITG Palm Beach, LLC ("ITGBP"), the gaming vessel, Big Easy. After retrofitting and refurbishing the Big Easy, this vessel was initially placed into service on October 18, 2005, also from the Port of Palm Beach Florida, although we did not commence regular (although limited) operations until November 12, 2005. We were having challenges attracting customers to the Big Easy given her inconsistent schedule of sailings. The initial delay in receiving a Certificate of Inspection and subsequent inconsistencies in scheduling caused significant negative cash flow and made advertising and promotional efforts difficult from both a financial and practical planning perspective. The lack of a consistent commercial service schedule inhibited customer support and resulted in suspending the Big Easy operations indefinitely. Currently the Big Easy is in wet dock storage.

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

     ITGPB charters the Big Easy from Cruise Holdings II, LLC, a company owned by PBE, for a five year period ending July 2009. The charter provides for payments to Cruise Holdings II, LLC of $100,000 per month plus 1% of the gross operating revenues of the Big Easy. Under the Big Easy charter, PBE granted ITGPB an option to purchase the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, which is yet to be determined, following the retrofitting and refurbishment of the Big Easy, to which certain amounts are to be credited against the purchase price. The Big Easy is currently in wet dock storage following a brief period of operations as described below in Liquidity and Capital Resources. We continue to explore possible locations from which to potentially operate the Big Easy, however, our negative cash position has restricted our efforts to re-position the vessel.

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

Liquidity and Capital Resources

     Our cash flow from operations is primarily dependent upon the cash flows from ITG Vegas, which operates the vessel, M/V Palm Beach Princess. During the twelve months ended December 31, 2006, the Palm Beach Princess operations generated approximately $6.2 million of cash which was insufficient for our consolidated cash needs, thus we had to rely on other adjustments in our operations to meet our cash requirements. During the past few fiscal years, we extended the terms of our vendor payables and as a result, our accounts payable and accrued expenses exceeded our cash by approximately $11 million as of December 31, 2006. We continued to defer payments on vessel and equipment leases, on notes payable and charter hire fees and continue to defer the salary of our Chairman.

     ITG Vegas' cash flow from operations is seasonal. The period from January 1 to June 30 has been a period of increased activity and revenues. The period July 1 to December 31 is a seasonably slow period for vessel operations and a period during which we have suffered from hurricanes interrupting our business. Therefore, we normally schedule dry dock or wet dock vessel work during this period, which further negatively effects our operations during this six month period. However, in 2006 there was no dry or wet dock work completed. Many of ITG Vegas' operating costs, including leasing and charter fees, fuel costs and wages, are fixed and cannot be reduced when passenger counts decrease.

     Our cash flows were negatively impacted by the delay in putting the Big Easy in full service, caused by delays in obtaining certification for passenger operations pursuant to the United States Coast Guard's Alternative Compliance Program. On November 12, 2005 we placed the Big Easy vessel into limited scheduled service from the Port of Palm Beach, Florida, however we were forced to remove the Big Easy from service on February 1, 2006 in order to conserve working capital. During the twelve months ended December 31, 2006, the operating loss for the Big Easy for January 2006 and the carrying costs for the remaining eleven months were $4.7 million before interest expense. We expect that future carrying costs for the wet dock storage and slot machine leases will be approximately $200,000 per month before interest expense.

     During our 2004 fiscal year, we purchased a third vessel, the Royal Star. We anticipate that the vessel will require additional improvements and outfitting before being placed in service as a gaming vessel. The vessel has been placed in wet storage and delays in commencing the Royal Star operations have and will continue to adversely affect our cash flows because of the continuing costs of carrying the vessel. During the twelve months ending
December 31, 2006, carrying costs for the Royal Star vessel and the gaming equipment leases were approximately $1.5 million before interest expense. Effective December 2006, we terminated the gaming equipment lease which is projected to reduce the monthly lease payments by approximately $95,000. We have retained a third-party ship broker who is marketing the vessel for sale.

     As of December 31, 2006 Cash and Cash Equivalents were $871,236 as compared to $1,846,239 as of December 31, 2005.

     As a result of our Chapter 11 filings in December 2006, our commitments and non-cancellable contracts are not able to be determined in that most of our contracts and leases are stayed by the bankruptcy filing, the current amounts are being approved and paid by orders of the Bankruptcy Court and future amounts due cannot be reasonably determined.

Outlook:

     We intend to reorganize around our successful Palm Beach Princess operation. We consider this operation to be a viable foundation for the future expansion of our Company. We believe we will: (i) require additional financing; and/or (ii) may be forced to sell other company assets; and/or (iii) re-position or sell the Big Easy and the Royal Star vessels in order to reduce or payoff the PDS debt.

     We anticipate receiving a commitment for a secured loan from a financial institution in order to fund the majority of the proceeds necessary to create a new special purpose subsidiary to own and operate the Palm Beach Princess business. We anticipate that the commitment will be subject to bankruptcy court approval, an additional equity infusion from us or a third-party and satisfactory loan documentation. Proceeds from the financing will be used to pay existing creditors and provide working capital to the Palm Beach Princess business.

     We are in the process of negotiating a series of transactions that will allow for the redeployment of the Big Easy to a foreign jurisdiction. We anticipate receiving a term sheet for a secured loan from a financial institution in order to fund a portion of the proceeds necessary to fund a special purpose affiliate of the company to own and operate the Big Easy in this foreign location. We anticipate that the term sheet will be subject to an additional equity investment from a third-party, successful negotiation of operating agreements and satisfactory loan documentation. Closing of the transactions will also be subject to bankruptcy court approval. Proceeds from the transaction will be used to pay existing creditors and provide working capital, including funding start up and relocation expenses, to the Big Easy business. No assurances can be given that we will be successful in these negotiations

     At this time, however, it is impossible to predict accurately the effect of the Chapter 11 reorganization on the Company, when we may emerge from Chapter 11 and what our capital structure will be. The rights and claims of various creditors and security holders will be determined by our plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. We anticipate that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, our common and preferred stock could be negatively effected, diluted or cancelled. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

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

Notes Receivable

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended, requires management judgments regarding the future collectability of notes receivable and the underlying fair market value of collateral. Estimates are required to be used by management to assess the recoverability of our notes receivable. We regularly review our receivables to determine if there has been any decline in value. These reviews require management judgments that often include estimating the outcome of future events and determining whether factors exist that indicate impairment has occurred. In the past, we evaluated real estate appraisals and financial balance sheets, earnings and cash forecasts. Our returns are also subject to factors affecting the profitability and saleability of the project. Our assumptions, estimates and evaluations are subject to the availability of reliable data and the uncertainty of predictions concerning future events. Accordingly, estimates of recoverable amounts and future cash flows are subjective and may not ultimately be achieved. Should the underlying circumstances change, the estimated recoverable amounts and future cash flows could change by a material amount.

     (A) Cherry Hill Notes

     As a result of the sale of the Garden State Park Racetrack property in Cherry Hill NJ, and the sale of the non- operating former El Rancho Hotel and Casino in Las Vegas, NV, portions of the proceeds from each sale were paid in the form of promissory notes. During the fiscal year ended June 30, 2004 we sold the note receivable we held on the Las Vegas, NV property for cash and other future benefits including a second note payable solely from profits of the Cherry Hill, NJ property. We had previously received a note receivable from the sale of the Garden State Park property in the amount of $10 million and together, these notes were classified on the Balance Sheet as Long Term Notes Receivables in the amount of $14,278,651 as of December 31, 2005.

     Subsequent to December 31, 2006, the Company began negotiations to sell the Cherry Hill Notes. Although these transactions have not consummated before the filing of the Company's Form 10-K, the offered price made to us for these notes is substantially lower than the carrying values on our books. In prior years, the fair value and the collectability of these notes was determined by financial statements and financial projections by the developer of the property based upon the future development of the site incorporating an office park and hotel. Recent economic conditions have forced the developer to reconsider their plans for the remaining property which resulted in cash flow projections for the property being substantially lower than in prior years. As a result of our recent negotiations to sell the Cherry Hill Notes the Company recorded an impairment loss on the two Cherry Hill Notes of $9,378,651 as of December 31, 2006 to more fully reflect in the loan's observable market value.

     (B) OC Realty Note - Related Party

     We have made three loans in the approximate amount of $2.7 million to a project (OC Realty) in which Mr. Murray is participating for the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida. This project has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. Two of these loans in the approximate amount of $2 million bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $20 million (at present) and, second, construction financing expected to amount to $50 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Realty based on comparable sales of like units in the marketplace which suggest a weakening demand for prospective sales of the project's condominium units. At December 31, 2006, $2.8 million is the estimated fair value of the note after recording a reserve allowance of $2,235,523 for the year ended December 31, 2006 representing the amount of the interest accrued to date and leaving an asset value we believe to be fully realizable.

Valuation of Vessels and Vessel Deposits - Related Parties

     We charter vessels, the Palm Beach Princess and the Big Easy, directly from companies owned or controlled by our Chairman and CEO. The Amended and Restated Bareboat Charter and Option to Purchase Agreement for the Palm Beach Princess has been accounted for as a capital lease. In accordance with our lease and purchase agreement for the Palm Beach Princess we have the right to purchase the vessel for $17,500,000 at the end of the lease term, and up to $14 million of principal payments made by us and allocable to the Palm Beach Princess debt will be credited toward the purchase price. The Company determined that it would capitalize; 1) costs it had incurred for improvements it had made to the Big Easy; 2) all payments required under the PDS Gaming loans for the Big Easy of $12.6 million; and 3) all payments required under the charter hire fees, for a total capitalized amount as of June 30, 2005 of $24,318,989.

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

     The Company has credits in the amount of $9,726,377 which are available to use against the purchase costs for the vessels. See footnote 7 to our financial statements with respect to the credits which are available against the purchase costs of the vessels. Should the Company lose its ability to purchase either or both of the vessels due to the bankruptcy filing or elect not to purchase one or both of the vessel at the end of the lease, the Company could lose some or all of the value of the credits unless other terms are negotiated with the owner of the vessels.

Results of Operations for the Year Ended December 31, 2006 and 2005

     The following are the most important factors and trends that affect our operating performance:

     o We are currently exclusively dependent upon operating revenues from the Palm Beach Princess to pay the wet dock storage, interest, debt service and equipment lease costs of the Big Easy, the Royal Star and the expenses of the parent company.

     o On March 8, 2005 the citizens of Broward County approved a referendum amended Florida's constitution to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County in which we conduct operations. In a special session in early December 2005, the Florida legislature passed legislation which would permit 1,500 slot machines at each of the four
          (4) pari-mutuel facilities in Broward County. Neither the timing of the installation of the slot machines, nor the impact to our Company, can be predicted at this time. Over the past few years, there has been an attempt to legalize gaming throughout the State of Florida. It is likely that the gaming industry will continue to pursue legalization of gaming in Florida, and we believe that the legalization of gaming in Florida could have a material adverse impact on our operations.

     o The impact of Hurricanes also may affect our operating performance. During the first quarter of the fiscal year ended June 30, 2005 and the second quarter of the fiscal year ended December 31, 2005 we were adversely affected by several hurricanes passing over or near Florida. During the quarter ended September 30, 2004, our operations were negatively impacted by the direct effects of hurricanes "Frances" and "Jeanne," and during the three months ended December 31, 2005 our operations were negatively impacted by the direct effect of hurricane Wilma. These hurricanes left the area without power, resulting in curfews and limited food, water and life resources, the evacuation of the population in our area, and further affected tourism in the area, severely reducing our pool of potential passengers.

     o From February 16, 2003 until January 15, 2007 we operated the Palm Beach Princess without competition, except for our operation of the Big Easy from mid November 2005 until February 2006. In January 2007, the coastal gaming vessel Sun Cruz VI began operating from the Port of Palm Beach in competition with the Palm Beach Princess. This vessel is a 165 foot catamaran and has a passenger capacity of 600 people and has 38 table games and approximately 300 slot machines. The vessel is scheduled to make two cruises each day.

Consolidated

     The table below separately identifies and compares the revenues, expenses and net income before taxes for our two vessels and other operating subsidiary companies as shown on the Consolidated Statement of Operations for year ended December 31, 2006 as compared to an unaudited Consolidated Statement of Operations for the twelve months ended December 31, 2005.


                                                  Year Ended
                                              December 31, 2006
                           --------------------------------------------------
                                                      Holding Co.
                            Palm Beach                    &
                             Princess     Big Easy    Other Subs    Total
                                ($)         ($)          ($)         ($)
                           ------------ -----------  ----------- ------------
Operating Revenues:
    Gaming                   26,239,833      62,738            -   26,302,571
    Fare                      2,501,765       6,332            -    2,508,097
    On Board                  1,687,903       9,418            -    1,697,321
    Other                             -           -      447,573      447,573
                           ------------ -----------  ----------- ------------
Net Operating
 Revenues                    30,429,501      78,488      447,573   30,955,562
                           ------------ -----------  ----------- ------------
Operating Costs and
 Expenses:

    Gaming                    9,132,841     527,282            -    9,660,123
    Fare                      2,320,512      81,561      392,683    2,794,756
    On Board                    811,770      13,358                   825,128
    Maritime & Legal          7,384,568     352,983            -    7,737,551
    G & A Expense             2,608,758     249,475    2,099,174    4,957,407
    Development & Carrying
     Costs                            -   3,148,782      419,145    3,567,927
    Royal Star Development
     Costs                            -           -      601,599      601,599
    Equine Development
     Costs                            -           -            -            -
    Bankruptcy Costs            191,485           -            -      191,485
    Impairment of Notes and
    Allowance for Doubtful
    Accounts                  1,464,146           -   10,149,830   11,613,976
    Depreciation &
     Amortization             2,451,916     411,104        6,493    2,869,513
                           ------------ -----------  ----------- ------------
Total Operating Costs &
  Expenses                   26,365,996   4,784,545   13,668,924   44,819,465
                           ------------ -----------  ----------- ------------
Operating Income (Loss)       4,063,505  (4,706,057) (13,221,351) (13,863,903)
                           ------------ -----------  ----------- ------------
Other Income (Expense)

    Interest & Financing
     Expenses                (2,881,141) (3,207,119)  (1,843,583)  (7,931,843)
    Cost of Warrants
     Granted                         -           -    (1,828,287)  (1,828,287)
    Interest & Financing
     Expenses -
     Related Party             (972,752) (1,200,000)      (9,505)  (2,182,257)
    Interest Income                   -          54            -           54
    Interest Income -
     Related Party              263,178           -       29,219      292,397
                           ------------ -----------  ----------- ------------
Total Other Income(Expenses) (3,590,715) (4,407,065)  (3,652,156) (11,649,936)
                           ------------ -----------  ----------- ------------
Income (Loss) Before Tax        472,790  (9,113,122) (16,873,507) (25,513,839)
                           ============ ===========  =========== ============



                                               Twelve Month Ended
                                                December 31, 2005
                                                   (Unaudited)
                           ----------------------------------------------------
                                                      Holding Co.
                             Palm Beach                    &
                              Princess     Big Easy    Other Subs     Total
                                ($)           ($)          ($)         ($)
                           -------------  -----------  ---------- ------------
Operating Revenues:
    Gaming                    26,764,038      518,609           -   27,282,647
    Fare                       2,968,254       40,035           -    3,008,289
    On Board                   1,959,122       90,287           -    2,049,409
    Other                              -            -     516,236      516,236
                           -------------  -----------  ---------- ------------
Net Operating
 Revenues                     31,691,414      648,931     516,236   32,856,581
                           -------------  -----------  ---------- ------------
Operating Costs and
 Expenses:

    Gaming                     9,043,899    1,022,228           -   10,066,127
    Fare                       3,585,935      187,129     406,627    4,179,691
    On Board                     971,717       65,942           -    1,037,659
    Maritime & Legal           7,119,264    1,081,411           -    8,200,675
    G & A Expense              2,879,983    1,038,992   2,218,518    6,137,493
    Development & Carrying
     Costs                             -    7,213,224     948,025    8,161,249
    Royal Star Development
     Costs                             -            -     439,514      439,514
    Equine Development
     Costs                             -            -     846,501      846,501
    Bankruptcy Costs                   -            -           -            -
    Impairment of Notes and
    Allowance for Doubtful
    Accounts                           -            -     150,000      150,000
    Depreciation &
     Amortization              2,204,840      312,359      16,113    2,533,312
                           -------------  -----------  ---------- ------------
Total Operating Costs &
  Expenses                    25,805,638   10,921,285   5,025,298   41,752,221
                           -------------  -----------  ---------- ------------
Operating Income (Loss)        5,885,776  (10,272,354) (4,509,062)  (8,895,640)
                           -------------  -----------  ---------- ------------
Other Income (Expense)

    Interest & Financing
     Expenses                (2,469,167)  (1,750,082)  (1,430,918)  (5,650,167)
    Cost of Warrants
     Granted                           -            -     (86,590)     (86,590)
    Interest & Financing
     Expenses -
     Related Party              (915,909)    (206,489)    (25,482)  (1,147,880)
    Interest Income                9,011            -           -        9,011
    Interest Income -
     Related Party               273,508            -      29,463      302,971
                           -------------  -----------  ---------- ------------
Total Other Income (Expenses) (3,102,557)  (1,956,571) (1,513,527)  (6,572,655)
                           -------------  -----------  ---------- ------------
Income (Loss) Before Tax       2,783,219  (12,228,925) (6,022,589) (15,468,295)
                           =============  ===========  ========== ============


     At December 31, 2005 the Company changed it's accounting year from June 30th to December 31st. Therefore the accounting period December 31, 2005 represents a six month period whereas December 31, 2006 represents a twelve month accounting period. In order to more appropriately compare the results of operations the table above includes the results of operations for the twelve months ended December 31, 2005 (unaudited) as compared to the audited financial statements for the twelve months ended December 31, 2006.

     Revenue for the year ended December 31, 2006 decreased from $32,856,581 for the twelve months ended December 31, 2005 to $30,955,562 in the year ended December 31, 2006 primarily as a result of decrease in the revenues generated by the Palm Beach Princess and the Big Easy which was put in limited service on November 12, 2005 and operated only one month in fiscal 2006.

     Operating expenses increased approximately $7 million, from $41,752,221 in the twelve months ended December 31, 2005 to $45,772,982 for the year ended December 31, 2006 primarily the result of:

     o an impairment of the Cherry Hill Notes in the amount of $9,228,651 and recording an allowance for doubtful accounts on the OC Realty Note of $2,235,325

     o an increase in the carrying costs for our Royal Star vessel of $162,085, which the vessel has been in wet dock storage since its purchase.

     o    an increase in the bankruptcy costs of $191,485

     o    an increase in Depreciation and Amortization of $336,201; offset by

     o a decrease in the development, operating and carry costs of the Big Easy of $6,136,740. On February 1, 2006 we took the vessel out of service and during the majority of 2006 only paid for the costs to keep the vessel at wet dock.

     o    a  decrease  in the  operating  costs of the Palm  Beach  Princess  of
          $1,342,349

     o a decrease in our equine costs of $846,501, primarily the result of ceasing the equine operations effective December 31, 2005.

     o    a decrease in the Parent Company administrative expense of 119,344

     o    a decrease in other development costs of $528,880

     The Operating (loss) for the year ended December 31, 2006 was ($13,863,903) as compared to a loss of ($8,895,640) (unaudited) for the comparative twelve month period of last year.

     Other expenses increased by approximately $5.3 million as a result of an increase in the interest and financing expense due to addition interest expense primarily the result of : (1) higher interest rates on the PDS loans due to the penalty interest accrued because of the Forbearance Agreement in 2006 (2) interest recorded as an expense in the year ended December 31, 2006 for the Big Easy as compared to interest being capitalized during a portion of re-construction period in the prior twelve month period and (3) an increase in the costs of warrants issued in the amount of $1,597,263.

     The Net (Loss) for the year ended December 31, 2006 was ($25,513,839) as compared to a loss of ($15,237,271) (unaudited) for the twelve months ended December 31, 2005.

     Vessel Operations

     Palm Beach Princess

     During the current year net operating revenue from vessel operations was $30,429,500 as compared to $31,691,414 for the twelve months ended December 31, 2005. The decrease in revenue of approximately $1.3 million during the comparable period we believe is due to a decrease passenger count resulting from a decrease in our advertising and marketing expenses of approximately $1.3 million as discussed below and, in part, to comparing the 52 weeks of operations during 2006 to 53 weeks of operations during 2005. The operating subsidiary which operates the Palm Beach Princess ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs normally create more comparability of the Company's operations by generally having an equal number of weeks and weekend days in each year. Periodically, this system necessitates an extra week in the year. The twelve month period ending December 31, 2005 was such a year, therefore the number of cruises, revenues and expenses reported for 2005 included one additional week of operations as compared to 2006.

     During the first three quarters of 2006 passenger counts decreased approximately 10% each quarter. However, during the forth quarter our passenger counts increase by 5% as compared to the prior year because during the last quarter of 2005 the Palm Beach Princess went in to dry dock for approximately 2 weeks. The decrease in passenger counts was partially offset by an increase in the revenue per passenger which increased from $118.91 to $122.57 or 3%.

     During 2005 and 2006 a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy operation. These allocations were made to more accurately reflect the cost of the Big Easy used as a casino gaming vessel. Approximately $162,000 of salaries were allocated to the Big Easy during the twelve months of 2006 as compared to approximately $1,540,000 of salary costs that were allocated during the twelve months ended December 31, 2005. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Casino   operating   expenses  which  also  includes  food,   beverage  and
entertainment increased $88,941 from $9,043,899 or 34% of casino revenue to $9,132,840 or 35% of casino revenue.

     Sales, marketing and advertising expenses decreased $1,265,423 or 35%. The amounts incurred for marketing and advertising decreased because the company did not have sufficient funds to spend due to our negative cash position. On Board expenses decreased by $159,947 as a result of fewer passengers during the current year.

     Maritime, legal, administrative expenses and bareboat charter increased $255,317 which reflects in part the decrease in the allocation of salaries to the Big Easy since the allocation was only done for one month in the current year.

     Finance expenses increased $738,429 as a result of the higher interest rate due to default interest being charged and a forbearance fees recorded during the year. Depreciation and amortization increased $247,075 as a result of amortizing the dry dock expenses incurred in October 2005.

     The income before income tax expense for the year ended December 31, 2006 was $472,791 as compared to income before income tax of $3,225,495 (unaudited) in the comparable twelve month period ended December 31, 2005.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 52 weeks ended December 31, 2006 and the 53 weeks ending January 1, 2006:

                                                Twelve Months Ended
                                         --------------------------------
                                          December 31,    January 1, 2006
             Description                      2006          (unaudited)            Change
    ------------------------------------ --------------   ----------------   -------------
Passenger Count                                 248,495            266,527        (18,032)
Number of Cruises                                   699                676             23
Average Number of Passengers per Cruise             355                394            (39)
Net Revenue per Passenger                $       122.57   $         118.91   $        3.66

Revenue:
    Gaming                               $   26,239,833   $     26,764,038   $   (524,205)
    Fare                                      7,095,927          7,715,198       (619,271)
    On Board                                  3,587,910          3,871,572       (283,662)
    Less: Promotional Allowances
    Fare                                    (4,594,163)        (4,746,944)         152,781
    On Board                                (1,900,007)        (1,912,450)          12,443
                                         --------------   ----------------   -------------
    Net Operating Revenue                    30,429,500         31,691,414     (1,261,914)
                                         --------------   ----------------   -------------
Expenses:
    Gaming                                    9,132,840          9,043,899          88,941
    Fare                                      2,320,512          3,585,935     (1,265,423)
    On Board                                    811,770            971,717       (159,947)
    Maritime and Legal Expenses               7,384,568          7,119,120         265,448
    Administrative                            2,414,876          2,481,851        (66,975)
    Bare Boat Charter - Related Party           972,752            915,909          56,844
    Finance Expenses - Net                    2,881,140          2,142,648         738,492
    Allowance for Doubtful Accounts           1,419,673                  -       1,419,673
    Depreciation and Amortization             2,451,916          2,204,840         247,075
    Bankruptcy Fees                             166,662                  -         166,662
                                         --------------   ----------------   -------------
    Total Expenses                           29,956,709         28,465,919       1,490,790
                                         --------------   ----------------   -------------
    Net Income Before Income Tax Expense $      472,791   $      3,225,495   $ (2,752,705)
                                         ==============   ================   =============

     Big Easy

     The United States Coast Guard issued the Big Easy her Certificate of Inspection on October 11, 2005, following an extensive and unexpected delay in receiving such certification. The vessel's first official cruise to international waters was October 18, 2005. Due to the approaching Hurricane Wilma, the vessel was ordered out of the Port for safe haven following her afternoon cruise on October 19, 2005. Hurricane Wilma struck Florida on October 24, 2005. Due to the damages caused by Hurricane Wilma and vessel schedule conflicts, the Big Easy was unable to sail commercially until November 6, 2005. The unexpected delay in receiving the vessels' Certificate of Inspection, and the subsequent delays, damage and inconveniences caused by Hurricane Wilma immediately following the maiden voyage had a compounding adverse effect on the Company's ability to retain personnel. As a result, the Company experienced greater than normal attrition of Big Easy personnel, particularly those who carried

Coast Guard-issued Merchant Marine cards (i.e. also known as z-cards). These are issued by Coast Guard and serve as required documentation for those working on US flagged vessels to fill Coast Guard mandated muster station requirements). As the number of Merchant Marine card personnel became increasingly inadequate, it became increasingly difficult for management to meet muster station requirements, often forcing the cancellation of many sailings, particularly in December and January. The Coast Guard stopped issuing Merchant Marine cards suddenly and unexpectedly sometime in October, 2005. Adverse sea conditions in November and December were generally unfavorable for commercial sailing and were a contributing factor to several missed sailings. As a result of these numerous challenges the vessel was able to make only nineteen sailings in November 2005; twenty-four sailings in December 2005 and eight sailings in January. On January 31, 2006 the Coast Guard denied the Company's request to provide an extension to complete certain mandated work and removed the vessels' Certificate of Inspection. On January 31, 2006, approximately one hundred Coast Guard Merchant Marine card applications relating to the Big Easy remained unprocessed by the Coast Guard for twelve weeks or longer.

     We were having challenges attracting customers to the Big Easy, given her inconsistent schedule of sailings. The initial delay in receiving a Certificate of Inspection and subsequent inconsistencies in scheduling caused significant negative cash flow and made advertising and promotional efforts difficult from both a financial and practical planning perspective. The lack of a consistent commercial service schedule caused insignificant customer support resulting in negative results. On February 1, 2006 we suspended operations indefinitely. During the twelve month period ending December 31, 2005 the Big Easy sustained losses of approximately $12.2 million (unaudited) as compared to a loss of approximately $9.1 million for the year ended December 31, 2006.

Horse Operations

     During the quarter ended December 31, 2005 we determined to liquidate our stock of horses on December 31, 2005. On that date we transferred our entire stock of horses to Francis W. Murray at our cost. Payment was made by Mr. Murray by offsetting $328,000 in amounts he had previously loaned the Company. This action was taken to conserve operating funds. Our horse operation did not produce any significant revenue during the 15 month period we owned the horses.

Results of Operations for the Three Months Ended December 31, 2006 and 2005

Consolidated

     The table below separately identifies and compares the revenues, expenses and income before taxes of our vessels and other operating subsidiary companies as shown on the Consolidated Statement of Operations for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.


                                            Three Months Ended
                                             December 31, 2006
                             ---------------------------------------------------
                                                        Holding Co.
                              Palm Beach                   &
                               Princess    Big Easy     Other Subs     Total
                                  ($)         ($)          ($)          ($)
                             ------------ ----------  ------------ ------------
Operating Revenues:
    Gaming                      5,273,015          -             -    5,273,015
    Fare                          415,977          -             -      415,977
    On Board                      420,186          -             -      420,186
    Other                               -          -        92,283       92,283
                             ------------ ----------  ------------ ------------
Net Operating
 Revenues                       6,109,178          -        92,283    6,201,461
                             ------------ ----------  ------------ ------------
Operating Costs and
 Expenses:

    Gaming                      2,130,736          -             -    2,130,736
    Fare                          577,196          -        75,793      652,989
    On Board                      189,862          -             -      189,862
    Maritime & Legal            1,819,285          -             -    1,819,285
    G & A Expense                 332,022          -       610,057      942,079
    Development & Carrying
     Costs                              -    517,933        77,643      595,576
    Royal Star Development
     Costs                              -          -       237,595      237,595
    Equine Development
     Costs                              -          -             -            -
    Bankruptcy Costs              191,485          -             -      191,485
    Impairment of Notes and
     Allowance for Doubtful
     Accounts                   1,464,146          -     9,749,830   11,213,976
    Depreciation &
     Amortization                 604,799          -             -      604,799
                             ------------ ----------  ------------ ------------
Total Operating Costs &
 Expenses                       7,309,531    517,933    10,750,918   18,578,382
                             ------------ ----------  ------------ ------------
Operating Income (Loss)        (1,200,353)  (517,933)  (10,658,635) (12,376,921)
                             ------------ ----------  ------------ ------------
Other Income (Expense)

    Interest & Financing
     Expenses                     (86,265)  (159,701)     (107,761)    (353,727)
    Cost of Warrants
     Granted                            -          -      (317,985)    (317,985)
    Interest & Financing
     Expenses -
     Related Party               (233,011)  (300,000)            -     (533,011)
    Interest Income                (4,479)        54             -       (4,425)
    Interest Income -
     Related Party                 69,557          -         7,325       76,882
    Other Income (Expense)              -          -             -            -
                             ------------ ----------  ------------ ------------
Total Other Income(Expenses)     (254,198)  (459,647)     (418,421)  (1,132,266)
                             ------------ ----------  ------------ ------------
Income(Loss)Before Tax         (1,454,551)  (977,580)  (11,077,056) (13,509,187)
                             ============ ==========  ============ ============



                                            Three Months Ended
                                             December 31, 2005
                                                 (Unaudited)
                             --------------------------------------------------
                                 Palm                   Holding Co.
                                 Beach                       &
                               Princess      Big Easy   Other Subs     Total
                                  ($)          ($)          ($)         ($)
                             ------------  ----------- ------------ -----------
Operating Revenues:
    Gaming                      4,828,775      518,609            -   5,347,384
    Fare                          510,327       40,035            -     550,362
    On Board                      378,314       90,287            -     468,601
    Other                               -            -      219,235     219,235
                             ------------  ----------- ------------ -----------
Net Operating
 Revenues                       5,717,416      648,931      219,235   6,585,582
                             ------------  ----------- ------------ -----------
Operating Costs and
 Expenses:

    Gaming                      2,017,312    1,022,228            -   3,039,540
    Fare                          535,191      187,129      117,229     839,549
    On Board                      217,828       65,942            -     283,770
    Maritime & Legal            1,743,509    1,081,411            -   2,824,920
    G & A Expense                 690,358    1,038,992      559,596   2,288,946
    Development & Carrying
     Costs                              -      497,759      345,469     843,228
    Royal Star Development
     Costs                              -            -      284,257    284,257
    Equine Development
     Costs                              -            -            -           -
    Bankruptcy Costs                    -            -            -           -
    Impairment of Notes and
     Allowance for Doubtful
     Accounts                           -            -            -           -
    Depreciation &
     Amortization                 600,875      295,139            -     896,014
                             ------------  ----------- ------------ -----------
Total Operating Costs &
 Expenses                       5,805,073    4,188,600    1,306,551  11,300,224
                             ------------  ----------- ------------ -----------
Operating Income (Loss)           (87,657)  (3,539,669)  (1,087,316) (4,714,642)
                             ------------  ----------- ------------ -----------
Other Income (Expense)

    Interest & Financing
     Expenses                    (524,592)  (1,285,253)  (1,012,972) (2,822,817)
    Cost of Warrants
     Granted                            -            -            -           -
    Interest & Financing
     Expenses -
     Related Party               (429,424)    (206,489)      (9,505)   (645,418)
    Interest Income               (63,116)           -       (7,405)    (70,521)
    Interest Income -
     Related Party                129,081            -       14,811     143,892
    Other Income (Expense)              -            -       (8,348)          -
                             ------------  ----------- ------------ -----------
Total Other Income(Expenses)     (888,051)  (1,491,742)  (1,023,419) (3,403,212)
                             ------------  ----------- ------------ -----------
Income(Loss)Before Tax           (975,708)  (5,031,411)  (2,110,735) (8,117,854)
                             ============  =========== ============ ===========

     Revenues decreased by $384,121 primarily as a result of the revenues generated by the Big Easy decreasing by $648,931 since it was taken out of service on February 2, 2006 offset by an increase in the revenue generated by the Palm Beach Princess increasing by $391,762.

     Operating expenses increased approximately $7.3 million from $11,300,224 in the three months ended December 31, 2005 to $18,578,382 in the three months ended December 31, 2006 primarily the result of:

     o an impairment of Notes Receivable and allowances for doubtful accounts in the amount of $11,213,976 offset by;

     o    a decrease in the operating costs of the Big Easy of $3,670,667;

     o a decrease in operating expenses for the Palm Beach Princess of $155,097;

     o a decrease in other development costs of $267,826 since the Company was forced to reduce its costs in search of new gaming opportunities; offset by,

     o a decrease in the carrying costs for our Royal Star vessel of $46,662, which the vessel has been in wet dock storage since its purchase.

     The operating (loss) before other income and expenses including interest expense for the quarter ended December 31, 2006 was ($12,376,921) as compared to an operating (loss) of $(4,714,642) for the comparative quarter, an increase in loss of $(7,662,279) for the reasons stated above. Interest and financial expenses decreased approximately $2.3 million. As a result of our Bankruptcy filing during the 2006 quarter we are no longer accruing interest on our debt to various parties holding secured and unsecured debt.

     The Net (loss) for the quarter ended December 31, 2006 was ($13,509,187) as compared to a (loss) of ($8,117,854) for the quarter ended December 31, 2005.

     Vessel Operations

     Palm Beach Princess

     During the three months ended December 31, 2006 net operating revenue from vessel operations was $6,109,178 as compared to $5,717,386. The increase in revenue of $391,792 during the comparable quarter is due in part to an increase in the passenger counts from 48,412 in 2005 to 51,035 for the three months ended December 31, 2006. An increase in the revenue per passenger from $118.10 to $120.26 during the current period, also helped to increase our revenues for this quarter.

     This increase in passenger count occurred because last year we were materially impacted by a scheduled dry dock period of 12 days and by hurricane Wilma and its resulting inclement weather which struck Florida and the Palm Beach area during October 2005. During the dry dock period we lost 24 cruises, and we lost 2 cruises due to the hurricane.

     Casino   operating   expenses  which  also  includes  food,   beverage  and
entertainment increased $113,375 from $2,017,311 or 42% of casino revenue in 2005 to $2,130,686 or 40% of casino revenue in 2006.

     Maritime and legal expenses increased $64,201 due to an increase in the number of cruises.

     Administrative expenses decreased $110,099.

     During the quarter we incurred $191,485 in bankruptcy fees.

     Finance expenses decreased $867,009 as a result of not accruing interest after December 4, 2006 as a result of our bankruptcy filing.

     During the quarter we recorded an allowance for doubtful accounts for the OC Realty Notes held by us in the amount of $1,440,859.

     The loss before income tax expense for the three months ended December 31, 2006 was ($1,454,549) as compared to a loss before income tax of ($968,737) in the comparable three month period of 2005.

     The Palm Beach Princess ends its quarterly accounting period on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's quarterly operations by generally having an equal number of weeks (13) and weekend days in each quarter. The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 13 weeks ended December 31, 2006 and January 1, 2006;

                                                      Three Months Ended
                                          --------------------------------------
                                           December 31, 2006    January 1, 2006
             Description                      (Unaudited)         (Unaudited)          Change
    ------------------------------------- -------------------  ------------------   --------------
Passenger Count                                        51,035              48,412            2,623
Number of Cruises                                         177                 146               31
Average Number of Passengers per Cruise                   288                 332              (55)
Net Revenue per Passenger                 $            120.26  $           118.10   $         2.16

Revenue:
    Gaming                                $         5,273,015  $        4,828,775   $      444,240
    Fare                                            1,496,055           1,464,117           31,938
    On Board                                          680,265             778,061          (97,796)
    Less: Promotional Allowances
    Fare                                           (1,002,444)           (953,820)         (48,624)
    On Board                                         (337,713)           (399,747)          62,034
                                          -------------------  ------------------   --------------
    Net Operating Revenue                           6,109,178           5,717,386          391,792
                                          -------------------  ------------------   --------------
Expenses:
    Gaming                                          2,130,686           2,017,311          113,375
    Fare                                              577,196             535,191           42,005
    On Board                                          189,862             217,828          (27,966)
    Maritime and Legal Expenses                     1,807,566           1,743,365           64,201
    Administrative                                    367,077             477,176         (110,099)
    Bare Boat Charter                                 233,011             206,182           26,829
    Finance Expenses - Net                             21,186             888,195         (867,009)

    Allowance for Doubtful Accounts                 1,440,859                   -        1,440,859
    Depreciation and Amortization                     604,799             600,875            3,924
    Bankruptcy Fees                                   191,485                   -          191,485
                                          -------------------  ------------------   --------------
    Total Expenses                                  7,563,727           6,686,123          877,604
                                          -------------------  ------------------   --------------
          Income (Loss) Before Income
           Tax Expense                    $        (1,454,549) $         (968,737)  $     (485,812)
                                          ===================  ==================   ==============

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


                                           Six Months Ended
                                           December 31, 2005
                        -----------------------------------------------------
                          Palm Beach       Big        Holding Co &
                            Princess       Easy        Other Subs       Total
                           ($)             ($)             ($)           ($)
                         -----------  ------------ ------------- ------------
Operating Revenues:
  Gaming                  11,061,370       518,609             -   11,579,979
  Fare                     1,137,407        40,035             -    1,177,442
  On Board                   845,844        90,287             -      936,131
  Other                            -             -       283,098      283,098
                         -----------  ------------ ------------- ------------
  Net Operating
   Revenues               13,044,621       648,931       283,098   13,976,650
                         -----------  ------------ ------------- ------------
Operating Costs and
  Expenses:

  Gaming                   4,159,341     1,022,228             -    5,181,569
  Fare                     1,425,782       187,130       202,269    1,815,181
  On Board                   436,123        65,942             -      502,065
  Maritime & Legal         3,590,470     1,081,412             -    4,671,882
  G & A Expenses           1,297,488     1,038,992     1,321,832    3,658,312
  Development Costs                -     2,830,532       582,154    3,412,686
  Royal Star
   Development Costs               -             -       261,675      261,675
  Equine Development
   Costs                           -             -       517,486      517,486
  Impairment of Note               -             -             -            -
  Depreciation &
   Amortization            1,183,981       312,357         7,568    1,503,906
                         -----------  ------------ ------------- ------------
   Total Operating
   Costs & Expenses       12,093,185     6,538,593     2,892,984   21,524,762
                         -----------  ------------ ------------- ------------

Operating Income (Loss)      951,436    (5,889,662)   (2,609,886)  (7,548,112)
                         -----------  ------------ ------------- ------------
Other Income (Expense):

  Interest &
   Financing Expenses     (1,321,358)   (1,750,082)   (1,119,594)  (4,191,034)
  Interest & Financing
   Expenses -
   Related Party            (429,424)     (206,489)       (9,505)    (645,418)
   Interest Income             7,687             -             -        7,687
  Interest Income -
   Related Party             129,081             -        14,811      143,892
  Extraordinary Item               -             -             -            -
  Other Income(Expense)            -             -             -            -
                         -----------  ------------ ------------- ------------
  Total Other Income
  (Expense)               (1,614,014)   (1,956,571)   (1,114,288)  (4,684,873)
                         -----------  ------------ ------------- ------------
Income (Loss) Before Tax    (662,578)   (7,846,233)   (3,724,174) (12,232,985)
                         ===========  ============ ============= ============


                                         Six Months Ended
                                        December 31, 2004
                                            (Unaudited)
                         -----------------------------------------------
                          Palm Beach      Big    Holding Co &
                           Princess       Easy    Other Subs   Total
                              ($)          ($)        ($)       ($)
                         ------------  --------- ----------- -----------
Operating Revenues:
  Gaming                   11,647,486          -           -  11,647,486
  Fare                      1,168,282          -           -   1,168,282
  On Board                    890,468          -           -     890,468
  Other                             -          -     187,079     187,079
                         ------------  --------- ----------- -----------
  Net Operating
   Revenues                13,706,236          -     187,079  13,893,315
                         ------------  --------- ----------- -----------
Operating Costs and
  Expenses:

  Gaming                    4,252,422          -           -   4,252,422
  Fare                      1,778,961          -     167,455   1,946,416
  On Board                    451,803          -           -     451,803
  Maritime & Legal          2,892,336          -           -   2,892,336
  G & A Expenses            1,484,240          -   1,009,006   2,493,246
  Development Costs            77,318    629,064     539,365   1,245,747
  Royal Star
   Development Costs                -          -     106,418     106,418
  Equine Development
   Costs                            -          -     118,975     118,975
  Impairment of Note                -          -     350,000     350,000
  Depreciation &
   Amortization               956,230          -       8,871     965,101
                         ------------  --------- ----------- -----------
   Total Operating
   Costs & Expenses        11,893,310    629,064   2,300,090  14,822,464
                         ------------  --------- ----------- -----------

Operating Income (Loss)     1,812,926   (629,064) (2,113,011)   (929,149)
                         ------------  --------- ----------- -----------
Other Income (Expense):

  Interest &
   Financing Expenses      (1,119,227)         -    (268,663) (1,387,890)
  Interest & Financing
   Expenses -
   Related Party             (409,812)         -           -    (409,812)
   Interest Income              8,027          -           -       8,027
  Interest Income -
   Related Party              127,480          -      16,411     143,891
  Extraordinary Item                -          -   3,560,000   3,560,000
  Other Income(Expense)             -          -         211         211
                         ------------  --------- ----------- -----------
  Total Other Income
  (Expense)                (1,393,532)         -   3,307,959   1,914,427
                         ------------  --------- ----------- -----------
Income (Loss) Before Tax      419,394   (629,064)  1,194,948     985,278
                         ============  ========= =========== ===========

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

     Operating expenses increased approximately $7 million, or 31%, from $14,822,464 in the six months ended December 31, 2004 to $21,524,762 in the six months ended December 31, 2005 primarily the result of:

     o an increase in recording start up costs for the Big Easy of approximately $2.2 million for carrying costs incurred from July 1, 2005 to October 17, 2005, and approximately $3.4 million in operating expenses from October 17 to December 31, 2005. During the prior fiscal year we only incurred start-up costs for a portion of the 6 month period;

     o an increase in the carrying costs for our Royal Star vessel of $155,257, which the vessel has been in wet dock storage since its purchase. The increase was primarily caused by the payments we are making on the gaming equipment placed aboard the vessel in January 2005;

     o an increase in our equine costs of $398,511, primarily the result of an increase in the number of livestock owned during this period as compared to the same period in the prior fiscal year and increased expenses primarily associated the equine operation in effect for the full six months of the current fiscal year as compared to only three months of operations in the prior fiscal period;

     o an increase in Depreciation and Amortization of $538,805 primarily as a result of depreciation being recorded on the Big Easy; and

     o an increase in the Parent Company administrative expense of $122,008; partially offset by

     o the decrease of the impairment of a note in the amount of $350,000 which expense was recognized last year.

     The Operating (loss) for the six months ended December 31, 2005 was ($7,548,112) as compared to a loss of ($929,149) for the comparative period of last year.

     Other expenses increased by approximately $3 million as a result of an increase in the interest and financing expense of $3,038,750 due to the higher debt level on the vessel leases, equipment leases and the additional funds loaned to the Company from its primary lender and other loans taken during the current period as compared to debt levels during the same period last year primarily the result of; (1) interest recorded as an expense in the six months ended December 31, 2005 for the Big Easy as compared to interest being capitalized during the six months re- construction period in the prior fiscal period; and (2) expensing warrants issued during the last six months which include: (i) 236,000 warrants issued to MBC Global in the amount of $51,088;
(ii) the 600,000 warrants issuable to the purchasers of our Series B Preferred Stock in the amount of $67,900; (iii) the 200,000 warrants issued to the parties who loaned the Company $400,000 in the amount of $93,000, and (iv) expensing of the Beneficial Conversion Feature in the amount of $231,024 in connection with the sale of 500,000 shares of Series B Convertible Preferred Stock.

     For  the  six  months  ended   December  31,  2005  the  (loss)  before  an
extraordinary item (reported in the comparative period) was ($12,232,985) as compared to a (loss) before an extraordinary item of ($2,574,722) for the six months ended December 31, 2004. During the six months ended December 31, 2004 the Company recorded extraordinary income, net of tax, of $3,560,000. This was the result of the collection of success fees charged to Leo Equity Group, Inc. and Palm Beach Maritime Corporation (formerly MJQ) for our efforts in connection with the final settlement with the Chapter 11 Trustee for the Bankruptcy Estate of Robert E. Brennan. We had deferred all income from these transactions until such time as payment was received.

     The Net (Loss) for the six months ended December 31, 2005 was ($12,232,985) or ($1.16) per diluted share as compared to income of $1,076,278 or $.13 per diluted share for the six months ended December 31, 2004.

     For the six months ending December 31, 2005 the (loss) before interest, taxes, depreciation and amortization and our unusual items of extraordinary income and the Big Easy start up costs (Adjusted EBITDA) was a negative ($6,044,206) as compared to adjusted EBITDA of $386,163 for the corresponding period. The decrease in Adjusted EBITDA of $6.4 million was primarily due to the losses sustained in the six months ended December 31, 2005 as detailed above caused in part due to hurricane Wilma hitting our area, dry dock of the Palm Beach Princess, start up costs of the Big Easy and negative operating results of the Big Easy for the six months ended December 31, 2005. See the reconciliation of Adjusted EBITDA to net income for the six and three month periods ended December 31st below.

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

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                        Six Months Ended December 31,     Three Months Ended December 31,
                                        ------------------------------    -----------------------------
                                              2005            2004              2005           2004
                                        --------------   -------------    --------------   ------------
Total Adjusted EBDITA                 $    (6,044,206) $       386,163   $   (3,867,933) $      717,369
     Depreciation & Amortization           (1,503,906)       (965,101)         (846,708)      (566,222)
     Interest & Financing Expenses         (4,836,452)     (1,797,702)       (3,468,235)      (630,111)
     Interest Income                           151,579         151,918            65,023         73,601
     Tax Benefit (Expense) on Income               -0-          91,000             7,000         49,000
Net Income (Loss) before Unusual Items    (12,232,985)     (2,133,722)       (8,110,853)      (356,363)
     Extraordinary Item                            -0-       3,560,000               -0-              0
     Impairment Loss                               -0-       (350,000)               -0-      (150,000)
                                        --------------   -------------    --------------   ------------
Net Income (Loss)                     $   (12,232,985) $     1,076,278   $   (8,110,853) $    (506,363)
                                        ==============   =============    ==============   ============

Vessel Operations

     Palm Beach Princess

     Operations for the six months ended December 31, 2005 were materially impacted by a scheduled dry dock period of 12 days and by hurricane Wilma and its resulting inclement weather which struck Florida and the Palm Beach area during our second quarter of operations. Fortunately the dry dock period overlapped the date hurricane Wilma struck and during a portion of the time we were suffering from the hurricane's continuing effects. During the dry dock period we lost 24 cruises, additionally we lost 2 cruises due to the hurricane and 6 cruises due to weather related problems or scheduling conflicts with the Big Easy. As a result of the decrease in the number of cruises our passenger counts also decreased by 6,080, or 5%. During the six month period our revenue per passenger increased slightly from $116.55 to $116.97. During the six months ended December 31, 2004 we also suffered from two hurricanes which materially negatively impacted our operations and affect the comparisons from year to year.

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

     Net fare and on board income decreased $75,500, or 3.7%. Casino operating expenses which also includes food, beverage and entertainment decreased $93,081 from $4,252,422 or 36.5% of casino revenue in 2004 to $4,159,341 or 37.6% of casino revenue in 2005 primarily the result of dividing costs, many of which are fixed by their nature, over reduced revenues.

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

                                          Six Months Ended
                                   ----------------------------
                                    January 1,     December 26,
           Description                2006            2004             Change
  -------------------------------- ------------    ------------     -----------
Passenger Count                         111,523         117,603          (6,080)
Number of Cruises                           305             328             (23)
Average Number of Passengers
 per Cruise                                 366             358               8
Net Revenue per Passenger         $      116.97   $      116.55   $        0.42

Revenue:
    Gaming                        $  11,061,370   $  11,647,486   $    (586,116)
    Fare                              3,087,363       3,177,007         (89,644)
    On Board                          1,694,636       1,861,213        (166,577)
    Less: Promotional Allowances
    Fare                             (1,949,957)     (2,008,725)         58,768
    On Board                           (848,791)       (970,745)        121,954
                                   ------------    ------------     -----------
    Net Operating Revenue            13,044,621      13,706,236        (661,615)
                                   ------------    ------------     -----------
Expenses:
    Gaming                            4,159,341       4,252,422         (93,081)
    Fare                              1,425,782       1,778,961        (353,179)
    On Board                            436,123         451,803         (15,680)
    Maritime and Legal Expenses       3,590,470       2,892,366         698,104
    Administrative                    1,297,488       1,561,528        (264,040)
    Finance Expenses - Net            1,614,014       1,393,532         220,482

    Depreciation and Amortization     1,183,981         956,230         227,751
    Total Expenses                   13,707,199      13,286,842         420,357
                                   ------------    ------------     -----------
        Income (Loss) Before
         Income Tax Expense       $    (662,578)  $     419,394   $  (1,081,972)
                                   ============    ============     ===========

     Big Easy

     The United States Coast Guard issued the Big Easy her Certificate of Inspection on October 11, 2005, following an extensive and unexpected delay in receiving such certification. The vessel's first official cruise to international waters was October 18, 2005. Due to the approaching Hurricane Wilma, the vessel was ordered out of the Port for safe haven following her afternoon cruise on October 19, 2005. Hurricane Wilma struck Florida on October 24, 2005. Due to the damages caused by Hurricane Wilma and vessel schedule conflicts, the Big Easy was unable to sail commercially until November 6, 2005. The unexpected delay in receiving the vessels' Certificate of Inspection, and the subsequent delays, damage and inconveniences caused by Hurricane Wilma immediately following the maiden voyage had a compounding adverse effect on the Company's ability to retain personnel. As a result, the Company experienced greater than normal attrition of Big Easy personnel, particularly those who carried Coast Guard- issued Merchant Marine cards (i.e. also known as z-cards). These are issued by Coast Guard and serve as required documentation for those working on US flagged vessels to fill Coast Guard mandated muster station requirements). As the number of Merchant Marine card personnel became increasingly inadequate, it became increasingly difficult for management to meet muster station requirements, often forcing the cancellation of many sailings, particularly in December and January. The Coast Guard stopped issuing Merchant Marine cards suddenly and unexpectedly sometime in October, 2005. Adverse sea conditions in November and December were generally unfavorable for commercial sailing and were a contributing factor to several missed sailings. As a result of these numerous challenges the vessel was able to make only nineteen sailings in November; twenty-four sailings in December and eight sailings in January. On January 31, 2006 the Coast Guard denied the Company's request to provide an extension to complete certain mandated work and removed the vessels' Certificate of Inspection. On January 31, 2006, approximately one hundred Coast Guard Merchant Marine card applications relating to the Big Easy remained unprocessed by the Coast Guard for twelve weeks or longer.

     We were having challenges attracting customers to the Big Easy, given her inconsistent schedule of sailings. The initial delay in receiving a Certificate of Inspection and subsequent inconsistencies in scheduling caused significant negative cash flow and made advertising and promotional efforts difficult from both a financial and practical planning perspective. The lack of a consistent commercial service schedule caused insignificant customer support resulting in negative results for the six months ending December 31, 2005. During the operating period we were losing approximately $1.2 million per month. These losses continued into January, 2006. On February 1, 2006 we suspended operations indefinitely. During the six month period ending December 31, 2005 the Big Easy sustained an operational loss of approximately $5 million and start up costs of approximately $2.8 million.

     The following is a summary of income and expenses of the Big Easy operation from October 18th to January 1, 2006:

                                                            For the Period
             Description                                 October 18, 2005 to
                                                            January 1,2006
    ---------------------------------------------     -----------------------
  Passenger Count                                                       5,214
  Number of Cruises                                                        45
  Average Number of Passengers per Cruise                                 116
  Net Revenue per Passenger                          $                    137

  Revenue:

      Gaming                                         $                518,609
      Fare                                                            102,111
      On Board                                                         90,287
      Less: Promotional Allowances
      Fare                                                            (62,076)
                                                      -----------------------
      Net Operating Revenue                                           648,931
                                                      -----------------------
  Expenses:

      Gaming                                                        1,022,228
      Fare                                                            187,129
      On Board                                                         65,942
      Maritime and Legal Expenses                                   1,081,411
      Administrative                                                1,038,994
      Finance Expenses - Net                                        1,956,571
      Depreciation and Amortization                                   312,357
      Total Expenses                                                5,664,632
                                                      -----------------------
                       Net (Loss) from Operations    $            (5,015,701)
                                                      =======================

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

Results of Operations for the Years Ended June 30, 2005 and 2004

     Consolidated

     Revenue for the year ended June 30, 2005 decreased slightly by $188,992 from $32,962,239 in Fiscal 2004 to $32,773,247 in Fiscal 2005 primarily as a result of a slight decrease in revenues generated by the Palm Beach Princess operations during the comparable periods. Operating expenses decreased $2,582,669 from $37,632,595 in Fiscal 2004 to $35,049,926 in Fiscal 2005
primarily as the result of: (1) recording start up costs for the Big Easy of $5,011,756 compared to last year when no start up costs were recorded; (2) payments of other development costs of $970,836 as a result of our continued search, both domestically and internationally, for additional gaming opportunities, as compared to $700,580 spent on similar expenses during last year; (3) expenses of $447,989 incurred as a result of our entry into the equine business; (4) an increase in depreciation and amortization of $1,254,636 as a result of depreciation being recorded on the Palm Beach Princess as a result of capital leasing arrangements effective in July, 2004; and (5) an increase in the Parent Company General and Administrative expenses of $321,129 due to an increase in the salary and related benefit expenses due to the hiring of several new employees and increases in health insurance coverage and 401-K expenses as compared to last year when the Parent Company employees did not participate in a 401-K plan; offset by (1) a decrease in impairment loss as a result of the Company recording an impairment loss of $500,000 on the Second Cherry Hill Note Receivable in Fiscal 2005, whereas during Fiscal 2004 the Company recorded an impairment loss of $10,000,000 on the same note; (2) a decrease in the Palm Beach Princess operating expenses, before depreciation, of $255,238 due to salary and benefit costs of approximately $1.3 million incurred on the Palm Beach Princess' payroll which were allocated to the Big Easy during the period we were preparing the Big Easy for use as a casino gaming vessel, partially offset by generally higher costs incurred by the Palm Beach Princess; and (3) a decrease in bankruptcy costs of $417,454 due to the bankruptcy being completed at the end of fiscal 2004.

     Operating (loss) for the year ended June 30, 2005 was a loss of ($2,276,679) as compared to a loss of ($4,670,356) for last year. Operating loss before depreciation for the year was ($282,172) as compared to ($3,930,485) for the comparative year.

     Other net expenses increased by $1,632,182 primarily as a result of an increase in the interest and financing expenses of $1,597,896 primarily due to:
(1) classifying $1,186,297 of bareboat charter hire fees as related party interest expense in Fiscal 2005 as compared capitalizing these costs in the case of the Big Easy in Fiscal 2004 and classifying these costs as an operating expense of the Palm Beach Princess in Fiscal 2004; and (2) the higher debt levels on the vessel leases than that amount previously owed to the Brennan Trustee and an increase in the rates of interest on such leases. In addition to the $3,845,888 of interest expense recorded in the statement of operations, the Company incurred additional interest which was capitalized to the Big Easy during that vessel's re-construction period in the amount of $1,530,197 during the Fiscal 2005, and $896,297 of interest paid on the vessel capital lease which is classified in the Big Easy development costs. The net (loss) before extraordinary item for the year ended June 30, 2005 was ($5,900,035) as compared to a (loss) of ($6,800,030) during Fiscal 2004.

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

Reconciliation of Adjusted EBITDA to Net Income (GAAP)

                                                Years Ended June 30,
                                    ------------------------------------------
                                        2005            2004           2003
                                    ------------     -----------    ----------
Total Adjusted EBITDA             $      225,788   $   6,089,228   $ 6,548,792
  Depreciation & Amortization         (1,994,507)       (739,871)     (254,082)
  Interest & Financing Expenses       (3,845,887)     (2,247,992)   (1,338,649)
  Interest Income                        304,571         327,105       423,265
  Income Tax                             (90,000)       (228,500)     (145,500)
                                    ------------     -----------    ----------
Net Income (Loss) before
  Unusual Items                       (5,400,035)      3,199,970     5,233,826
  Extraordinary Item                   4,000,000               -             -
  Impairment Loss                       (500,000)    (10,000,000)            -
                                    ------------     -----------    ----------
Net Income (Loss)                 $   (1,900,035)  $  (6,800,030)  $ 5,233,826
                                    ============     ===========    ==========


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

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the years ended June 30, 2005 and 2004:

                                            Years Ended
                                              June 30,
                                     --------------------------
            Description                 2005           2004            Change
                                     ----------    ------------    -----------
 Passenger Count                        273,964         274,266           (302)
 Number of Cruises                          699             702             (3)
 Average Number of Passengers
  per Cruise                                392             391              1
 Net Revenue per Passenger         $     118.09   $      118.87   $      (0.78)

 Operating Revenue:

     Gaming                        $ 27,350,154      27,528,631   $   (178,477)
     Fare                             7,946,897       7,860,536         86,361
     On Board                         4,038,149       3,666,320        371,829
     Less: Promotional Allowances
     Fare                            (4,947,767)     (4,709,354)      (238,413)
     On Board                        (2,034,403)     (1,744,737)      (289,666)
                                     ----------    ------------    -----------
     Net Operating Revenue           32,353,030      32,601,396       (248,366)
                                     ----------    ------------    -----------
 Operating Costs and Expenses:
     Gaming                           9,136,981       8,805,157        331,824
     Fare                             3,939,114       3,546,153        392,961
     On Board                           987,397         925,980         61,417
     Maritime and Legal Expenses      6,421,129       6,796,486       (375,357)
     General and Administrative
      Expenses                        3,758,389       3,738,114      3,720,275
     Interest and Financing Fees      2,059,126       1,109,221        949,905
     Professional Fees - Bankruptcy           0         400,538       (400,538)
     Depreciation and Amortization    1,977,088         722,714      1,254,374
                                     ----------    ------------    -----------
     Total Operating Costs and
      Expenses                       28,279,224      26,044,363      2,234,861
                                     ----------    ------------    -----------
            Income Before Income
              Tax Expense          $  4,073,806   $   6,557,033   $ (2,483,227)
                                     ==========    ============    ===========



Item 7A Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable

Item 8 Financial Statements and Supplemental Data.

                          INDEX TO FINANCIAL STATEMENTS


         Report of Registered Independent Public Accountants ........40
         Balance Sheets..............................................41
         Statements of Operations ...................................43
         Statements of Stockholders' Equity..........................44
         Statements of Cash Flow ....................................45

         REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Thoroughbred Breeders, Inc.
Wilmington, Delaware


     We have audited the accompanying consolidated balance sheets of International Thoroughbred Breeders, Inc. and subsidiaries as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 2006, June 30, 2005 and 2004 and for the six months ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Thoroughbred Breeders, Inc. and its subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the three years ended December 31, 2006, June 30, 2005 and 2004 and for the six months ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1, International Thoroughbred Breeders, Inc. filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on December 4, 2006. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of International Thoroughbred Breeders, Inc. and Subsidiaries; or (d) as to operations, the effect of any changes that may be made in its business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital, minimal stockholders' equity, and defaults under terms of its long-term debt agreements raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

                                             STOCKTON BATES, LLP



Philadelphia, Pennsylvania
April 16, 2007

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2006 AND 2005

                                     ASSETS

                                                             December 31,
                                                      --------------------------
                                                         2006           2005
                                                      ------------  ------------
 CURRENT ASSETS:

      Cash and Cash Equivalents                      $    871,236  $  1,846,239
      Accounts Receivable                                 335,500       218,087
      Prepaid Expenses                                  1,520,613     1,697,034
      Other Current Assets                                153,136       524,200
      Assets of Discontinued Operations                       436       401,672
                                                      ------------  ------------
           TOTAL CURRENT ASSETS                         2,880,921     4,687,232
                                                      ------------  ------------


 VESSELS & EQUIPMENT
      Vessel - Palm Beach Princess -
       under Capital Lease                             17,500,000    17,500,000
      Equipment                                         3,912,135     3,334,079
      Leasehold Improvements                              921,899       988,625
      Vessel - Big Easy - under Capital Lease -
       Not in Service                                  20,305,348    20,305,348
      Vessel Not Placed in Service - Royal Star         3,054,735     3,007,216
                                                      ------------  ------------
                                                       45,694,117    45,135,268
      LESS: Accumulated Depreciation and Amortization   6,562,315     4,024,434
                                                      ------------  ------------
           TOTAL VESSELS & EQUIPMENT - NET             39,131,802    41,110,834
                                                      ------------  ------------


 OTHER ASSETS:
      Notes Receivable                                  5,300,000    14,278,651
      Vessel Deposits - Related Parties                 9,733,136     9,726,377
      Deposits and Other Assets - Related Parties       2,978,340     4,541,125
      Deposits and Other Assets - Non-Related Parties     993,191     1,734,756
      Spare Parts Inventory                             1,018,332     1,032,603
                                                      ------------  ------------
           TOTAL OTHER ASSETS                          20,022,999    31,313,512
                                                      ------------  ------------


 TOTAL ASSETS                                        $ 62,035,722  $ 77,111,578
                                                      ============  ============

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2006 AND 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             December 31,
                                                      --------------------------
                                                           2006          2005
                                                      ------------  ------------
 CURRENT LIABILITIES:
      Accounts Payable                               $    213,206  $  7,310,569
      Accrued Expenses                                  1,655,542     4,519,508
      Accrued Expenses -Bareboat  Charter -
       Related Party                                            -       129,425
      Short-Term Debt                                           -       859,057
      Notes Payable PDS - Current Portion                       -    29,530,379
      Deferred Interest - Short-Term                            -       510,423
      Short-Term Debt - Related Parties                         -       531,353
      Liabilities of Discontinued Operations              415,400       405,802
                                                      ------------  ------------
           TOTAL CURRENT LIABILITIES                    2,284,148    43,796,516
                                                      ------------  ------------

 LONG-TERM LIABILITIES:
      Accrued Expenses - Related Parties                  808,164       653,571
      Vessel Capital Lease Payable -
       Long Term Portion - Related Party                        -     3,500,000
      Long-Term Debt - Net of Current Portion                   -        93,108
      Deferred Interest - Long-Term                             -     1,239,609
                                                      ------------  ------------
           TOTAL LONG-TERM LIABILITIES                    808,164     5,486,288
                                                      ------------  ------------

 LIABILITIES SUBJECT TO COMPROMISE:
      Notes Payable PDS                                35,429,982             -
      Equipment Operating Lease Payable - PDS           2,125,530             -
      Notes Payable                                       888,639             -
      Accounts Payable & Accrued Expenses               9,592,895             -
      Vessel Capital Lease Payable -
       Long Term Portion - Related Party                3,500,000             -
      Deferred Interest                                 1,239,618             -
      Accrued Expenses - Bareboat Charter -
       Related Party                                    1,531,472             -
      Related Party Liabilities                           622,500             -
                                                      ------------  ------------
             TOTAL LIABILITIES SUBJECT TO COMPROMISE:  54,930,636             -
                                                      ------------  ------------

           TOTAL LIABILITIES                           58,022,948    49,282,804
                                                      ------------  ------------

 DEFERRED INCOME                                        1,487,726     1,559,388

 COMMITMENTS AND CONTINGENCIES                                  -             -

 STOCKHOLDERS' EQUITY:
      Series A Preferred Stock, $100 Par Value,
         Authorized 500,000 Shares, 362,844
         Issued and Outstanding                        36,284,375    36,284,375
      Series B Convertible Preferred Stock,
         $10 Par Value,
         Authorized 500,000 Shares, 500,000
         Issued and Outstanding                         5,000,000     5,000,000
      Common Stock, $2 Par Value, Authorized
        25,000,000 Shares,
        12,282,564,  Issued and Outstanding            24,565,125    24,565,125
      Capital in Excess of Par                         24,232,083    22,462,582
      (Deficit)                                       (87,098,997)  (61,585,158)
                                                      ------------  ------------
                                                        2,982,586    26,726,924
      LESS:
         Treasury Stock, 915,077 Shares                  (457,538)     (457,538)
                                                      ------------  ------------
           TOTAL STOCKHOLDERS' EQUITY                   2,525,048    26,269,386

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 62,035,722  $ 77,111,578
                                                      ============  ============


 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE SIX MONTHS ENDED DECEMBER 31, 2005
                 AND FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                             Six Months Ended
                                                            December 31,        December 31,                 June 30,
                                                          ---------------     ---------------   ---------------------------------
                                                                2006               2005               2005              2004
                                                          ---------------     ---------------   ---------------   ---------------
 OPERATING REVENUES:
      Gaming                                             $    26,302,571   $      11,579,979  $     27,350,154  $     27,528,631
      Fare                                                     2,508,097           1,177,442         2,999,130         3,151,182
      On Board                                                 1,697,321             936,131         2,003,746         1,921,583
      Other                                                      447,573             283,098           420,217           360,843
                                                          ---------------     ---------------   ---------------   ---------------
                     NET OPERATING REVENUES                   30,955,562          13,976,650        32,773,247        32,962,239
                                                          ---------------     ---------------   ---------------   ---------------

 OPERATING COSTS AND EXPENSES:
      Gaming                                                   9,660,123           5,181,569         9,136,981         8,805,157
      Fare                                                     2,794,756           1,815,181         4,310,927         3,868,705
      On Board                                                   825,128             502,065           987,397           925,980
      Maritime & Legal Expenses                                7,737,551           4,671,882         6,421,129         6,796,486
      General & Administrative Expenses                        2,970,090           2,407,295         3,007,640         3,722,984
      General & Administrative Expenses - Parent               2,015,553           1,131,014         1,976,507         1,655,378
      Ship Carrying/Development Costs - Big Easy               3,148,782           2,830,532         5,011,756                 -
      Ship Carrying Costs - Royal Star                           601,599             261,675           284,257                 -
      Development Costs - Other                                  390,910             582,157           970,836           700,580
      Equine Costs                                                     -             637,486           447,989                 -
      Depreciation & Amortization                              2,869,513           1,503,906         1,994,507           739,871
      Loss on Impairment of Assets                            11,613,976                   -           500,000        10,000,000
      Bankruptcy Costs                                           191,485                   -                 -           417,454
                                                          ---------------     ---------------   ---------------   ---------------
                     TOTAL OPERATING COSTS AND EXPENSES       44,819,465          21,524,762        35,049,926        37,632,595
                                                          ---------------     ---------------   ---------------   ---------------

 OPERATING (LOSS)                                            (13,863,903)         (7,548,112)       (2,276,679)       (4,670,356)
                                                          ---------------     ---------------   ---------------   ---------------

 OTHER INCOME (EXPENSE):
      Interest and Financing Expenses                         (7,931,843)         (4,104,444)       (2,518,214)       (2,232,119)
      Interest and Financing Expenses - Related Party         (2,182,257)           (645,418)       (1,327,674)          (15,873)
      Cost of Warrants Granted for Financing                  (1,828,287)            (86,590)                -                 -
      Interest Income                                                 54               7,687            11,988            79,320
      Interest Income Related Parties                            292,397             143,892           292,583           247,785
      Other Income                                                     -                   -             7,961            19,713
                                                          ---------------     ---------------   ---------------   ---------------
                     TOTAL OTHER INCOME (EXPENSE)            (11,649,936)         (4,684,873)       (3,533,356)       (1,901,174)
                                                          ---------------     ---------------   ---------------   ---------------

 (LOSS) BEFORE TAX PROVISION
 AND EXTRAORDINARY ITEM                                      (25,513,839)        (12,232,985)       (5,810,035)       (6,571,530)
       Income Tax Expense                                              -                   -            90,000           228,500
                                                          ---------------     ---------------   ---------------   ---------------

 (LOSS) BEFORE EXTRAORDINARY ITEM                            (25,513,839)        (12,232,985)       (5,900,035)       (6,800,030)

 EXTRAORDINARY ITEM -  Fees charged to related
      parties for Master Settlement Agreement.                         -                   -         4,000,000                 -
                                                          ---------------     ---------------   ---------------   ---------------
 NET (LOSS)                                              $   (25,513,839)  $     (12,232,985) $     (1,900,035) $     (6,800,030)
                                                          ===============     ===============   ===============   ===============

 BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
      (Loss) before Extroardinary Item                   $         (2.24)  $           (1.16) $          (0.57) $          (0.86)
      Extraordinary Item                                               -                   -              0.39                 -
                                                          ---------------     ---------------   ---------------   ---------------
      Net (Loss)                                         $         (2.24)  $           (1.16) $          (0.18) $          (0.86)
                                                          ===============     ===============   ===============   ===============

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Basic and Diluted                    11,367,487          10,567,487        10,303,942         7,933,691
                                                          ===============     ===============   ===============   ===============

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE SIX MONTHS ENDED DECEMBER 31, 2005
                 AND FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                         Series A              Series B Convertible
                                                                         Preferred                  Preferred
                                                                   -----------------------   ------------------------
                                                                   Number of                  Number of
                                                                   Shares        Amount       Shares        Amount
                                                                   ---------  ------------   ----------  ------------
BALANCE - JUNE 30, 2003                                             362,489 $  36,248,875            - $           -

Purchase of Shares for Treasury in connection with REB Trustee            -             -            -             -
Shares Issued for Fractional Exchanges With Respect to the
   One-for-twenty Reverse Stock Split effected on March 13, 1992          -             -            -             -
Amortization of Deferred Compensation Costs                               -             -            -             -
Net (Loss) for the Year Ended June 30, 2004                               -             -            -             -

                                                                   ---------  ------------   ----------  ------------
BALANCE - JUNE 30, 2004                                             362,489    36,248,875            -             -

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992     355        35,500            -             -
   Shares Issued for Options Exercised                                    -             -            -             -
   Options Issued at Less than Treasury Stock Cost                        -             -            -             -
   Cost of New Stock to be Issued                                         -             -            -             -
   Amortization of Deferred Compensation Costs                            -             -            -             -
Net (Loss) for the Year Ended June 30, 2005                               -             -            -             -

                                                                   ---------  ------------   ----------  ------------
BALANCE - JUNE 30, 2005                                             362,844    36,284,375            -             -

   Series B Convertible Shares Issued                                     -             -      500,000     5,000,000
   Common Shares Issued                                                   -             -            -             -
   Options Issued at Less than Treasury Stock Cost                        -             -            -             -
   Cost of New Stock to be Issued                                         -             -            -             -
   Amortization of Deferred Compensation Costs                            -             -            -             -
Net (Loss) for the Six Months Ended December 31, 2005                     -             -            -             -

                                                                   ---------  ------------   ----------  ------------
BALANCE - DECEMBER 31, 2005                                         362,844    36,284,375      500,000     5,000,000

   Warrants Issued as Compensation                                        -             -            -             -
Net (Loss) for the Year Ended December 31, 2006                           -             -            -             -

                                                                   ---------  ------------   ----------  ------------
BALANCE - DECEMBER 31, 2006                                         362,844 $  36,284,375      500,000 $   5,000,000
                                                                   =========  ============   ==========  ============

                                                                               Common
                                                                   -------------------------------
                                                                   Number of
                                                                   Shares               Amount
                                                                   -------------    --------------
BALANCE - JUNE 30, 2003                                              11,480,278   $    22,960,555

Purchase of Shares for Treasury in connection with REB Trustee                -                 -
Shares Issued for Fractional Exchanges With Respect to the
   One-for-twenty Reverse Stock Split effected on March 13, 1992              1                 2
Amortization of Deferred Compensation Costs                                   -                 -
Net (Loss) for the Year Ended June 30, 2004                                   -                 -

                                                                   -------------    --------------
BALANCE - JUNE 30, 2004                                              11,480,279        22,960,557

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992       2,285             4,568
   Shares Issued for Options Exercised                                        -                 -
   Options Issued at Less than Treasury Stock Cost                            -                 -
   Cost of New Stock to be Issued                                             -                 -
   Amortization of Deferred Compensation Costs                                -                 -
Net (Loss) for the Year Ended June 30, 2005                                   -                 -

                                                                   -------------    --------------
BALANCE - JUNE 30, 2005                                              11,482,564        22,965,125

   Series B Convertible Shares Issued                                         -                 -
   Common Shares Issued                                                 800,000         1,600,000
   Options Issued at Less than Treasury Stock Cost                            -                 -
   Cost of New Stock to be Issued                                             -                 -
   Amortization of Deferred Compensation Costs                                -                 -
Net (Loss) for the Six Months Ended December 31, 2005                         -                 -

                                                                   -------------    --------------
BALANCE - DECEMBER 31, 2005                                          12,282,564        24,565,125

   Warrants Issued as Compensation                                            -                 -
Net (Loss) for the Year Ended December 31, 2006                               -                 -

                                                                   -------------    --------------
BALANCE - DECEMBER 31, 2006                                          12,282,564   $    24,565,125
                                                                   =============    ==============

                                                                   Capital                      Treasury     Deferred
                                                                   in Excess                    Stock        Compen-
                                                                   of Par         (Deficit)     At Cost      sation        Total
                                                                   ------------   ------------  -----------  ----------  -----------
BALANCE - JUNE 30, 2003                                           $ 20,191,984   $(40,189,608) $(1,614,073) $  (11,666) $37,586,067

Purchase of Shares for Treasury in connection with REB Trustee               -              -     (225,000)          -     (225,000)
Shares Issued for Fractional Exchanges With Respect to the
   One-for-twenty Reverse Stock Split effected on March 13, 1992            (2)             -            -           -            -
Amortization of Deferred Compensation Costs                                  -              -            -       5,000        5,000
Net (Loss) for the Year Ended June 30, 2004                                  -     (6,800,030)           -           -   (6,800,030)

                                                                   ------------   ------------  -----------  ---------- ------------
BALANCE - JUNE 30, 2004                                             20,191,982    (46,989,638)  (1,839,073)     (6,666)  30,566,037

   Shares Issued for Fractional Exchanges With Respect to the
      One-for-twenty Reverse Stock Split effected on March 13, 1992    (40,068)             -            -           -            -
   Shares Issued for Options Exercised                                       -              -      919,035           -      919,035
   Options Issued at Less than Treasury Stock Cost                           -       (462,500)     462,500           -            -
   Cost of New Stock to be Issued                                      (39,586)             -            -           -      (39,586)
   Amortization of Deferred Compensation Costs                               -              -            -       5,000        5,000
Net (Loss) for the Year Ended June 30, 2005                                  -     (1,900,035)           -           -   (1,900,035)

                                                                   ------------   ------------  -----------  ---------- ------------
BALANCE - JUNE 30, 2005                                             20,112,328    (49,352,173)    (457,538)     (1,666)  29,550,451

   Series B Convertible Shares Issued                                2,263,664              -            -           -    7,263,664
   Common Shares Issued                                                      -              -            -           -    1,600,000
   Options Issued at Less than Treasury Stock Cost                      86,590              -            -           -       86,590
   Cost of New Stock to be Issued                                            -              -            -           -            -
   Amortization of Deferred Compensation Costs                               -              -            -       1,666        1,666
Net (Loss) for the Six Months Ended December 31, 2005                        -    (12,232,985)           -           -  (12,232,985)

                                                                   ------------   ------------  -----------  ---------- ------------
BALANCE - DECEMBER 31, 2005                                         22,462,582    (61,585,158)    (457,538)          -   26,269,386

   Warrants Issued as Compensation                                   1,769,501              -            -           -    1,769,501
Net (Loss) for the Year Ended December 31, 2006                              -    (25,513,839)           -           -  (25,513,839

                                                                   ------------   ------------  -----------  ---------- ------------
BALANCE - DECEMBER 31, 2006                                       $ 24,232,083   $(87,098,997) $  (457,538) $        - $  2,525,048
                                                                   ============   ============  ===========  ========== ============


See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEAR ENDED DECEMBER 31, 2006 AND THE SIX MONTHS ENDED DECEMBER 31, 2005
                 AND FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                                     Six Months Ended
                                                                        December 31,   December 31,          June 30,
                                                                        ------------   ------------  --------------------------
                                                                           2006            2005           2005          2004
                                                                        ------------   ------------  ------------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

      (LOSS) BEFORE DISCONTINUED OPERATIONS                            $(25,513,839)  $(12,232,985) $ (1,900,035) $ (6,800,030)
      Adjustments to reconcile income (loss) to net cash (used in)
          provided by operating activities:
                     Depreciation and Amortization                        2,869,513      1,503,906     1,994,507       739,871
                     Compensation for Options Granted                             -         86,590             -             -
                     Stock Issued for Payment of Expenses                         -      1,600,000             -             -
                     Expense of Options/Warrants Granted                  1,828,287              -             -             -
                     Interest Added to Capital Lease Debt - PDS           5,560,140              -             -             -
                     Impairment of Assets                                   400,000              -             -             -
                     Impairment of Note                                  11,213,976              -       500,000    10,000,000
                     Increase (Decrease) in Deferred Income                 (71,662)       (35,832)      155,269             -
                     Changes in Operating Assets and Liabilities -
                        (Increase) Decrease in Accounts Receivable         (117,413)     1,660,998    (1,655,672)      (29,720)
                        (Increase) Decrease in Other Assets                 371,064        (80,717)     (289,856)      337,454
                        (Increase) Decrease in Prepaid Expenses             176,421       (304,719)     (653,812)      (26,088)
                        Increase (Decrease) in Accounts Payable and
                          Accrued Expenses                                3,221,501      3,743,544     5,124,345    (1,331,785)
                                                                        ------------   ------------  ------------   -----------
      CASH (USED IN) OPERATING ACTIVITIES BEFORE
         DISCONTINUED OPERATIONS                                            (62,012)    (4,059,215)     (725,254)    2,889,702
      CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                      9,600          4,801        90,202         9,600
                                                                        ------------   ------------  ------------   -----------
      NET CASH (USED IN) OPERATING ACTIVITIES                               (52,412)    (4,054,415)     (635,052)    2,899,302
                                                                        ------------   ------------  ------------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase and Improvements of Big Easy - Related Party                        -              -   (13,248,786)            -
     Purchase and Improvements of Royal Star                                      -        (36,075)   (1,649,647)   (1,321,494)
     Security Deposit on New Bare Boat Charter - Related Party PBMC               -              -             -      (880,782)
     Refunds and (Deposits) on Purchase of  Vessels                               -              -             -       300,000
     Purchase Options in Big Easy - Related Party                                 -              -    (2,973,575)            -
     Note Receivable Collected - Related Party                                    -              -     2,600,749             -
     Note Receivable Collected - Related Party                                    -              -     1,128,268             -
     Advances -  Related Party                                                    -       (157,881)            -             -
     Livestock Expenditures                                                       -              -      (328,247)            -
     Capital Expenditures                                                  (506,185)      (202,173)     (905,980)     (925,346)
     (Increase) Decrease in Other Investment Activity                          (336)      (426,922)     (435,787)      (99,735)
     (Increase) in Other Investment Activity - Related Party                      -              -             -      (712,362)
                                                                        ------------   ------------  ------------   -----------
      NET CASH (USED IN) INVESTING ACTIVITIES                              (506,521)      (823,051)  (15,813,005)   (3,639,719)
                                                                        ------------   ------------  ------------   -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Funds Received from PDS Notes & Other Lenders                          100,000        700,000    10,829,417             -
     Proceeds from Sale of Series B Preferred Stock                               -      4,425,500             -             -
     Fees Paid on Sale of Series B Preferred Stock                                -       (328,850)            -             -
     Funds Received on Refinance of Note                                          -              -     2,651,558             -
     Proceeds from Related Party Loans                                            -              -             -     7,800,000
     Principal Payment on Stock Purchase Note                                     -              -    (1,120,240)            -
     Advances (Paid) Received (to) From Related Parties                     387,640      1,310,169    (1,241,669)            -
     Principal Payments on Short Term Notes                                (505,935)       (11,597)     (240,960)   (5,099,519)
     Principal Payments on Long Term Notes                                  (99,346)      (247,214)     (733,385)            -
     Principal Payments on Capital Leases                                         -       (120,542)            -             -
     Principal Payments on Long Term Debt - Related Parties                (300,000)             -             -      (574,022)
     Decrease in Balances Due to/from Discontinued Subsidiaries              10,836          4,875        89,290         8,550
                                                                        ------------   ------------  ------------   -----------
      CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
        BEFORE DISCONTINUED FINANCING ACTIVITIES                           (406,805)     5,732,341    10,234,011     2,135,009
      CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                      (10,836)        (4,875)      (89,290)       (8,550)
                                                                        ------------   ------------  ------------   -----------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (417,641)     5,727,466    10,144,721     2,126,459
                                                                        ------------   ------------  ------------   -----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (976,574)       850,001    (6,303,336)    1,386,042
           LESS CASH AND CASH EQUIVALENTS  FROM
             DISCONTINUED OPERATIONS                                          1,572             74          (912)       (1,050)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                1,846,239      1,204,384     7,508,632     6,123,641
                                                                        ------------   ------------  ------------   -----------

      CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $    871,237   $  2,054,459  $  1,204,384  $  7,508,633
                                                                        ============   ============  ============   ===========

      Supplemental Disclosures of Cash Flow Information:
                     Cash paid during the period for:
                     Interest                                          $     47,257   $  2,280,793  $  6,325,962  $  1,440,262
                     Income Taxes                                      $          -   $          -  $          -  $    256,517

Supplemental Schedule of Non-Cash Investing and Financing Activities:
During the Year Ended December 31, 2006, the PDS interest expense for the period in the amount of $5,560,140 added to the principal balance of the respective leases.

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS,INC
                                AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  CHAPTER 11 FILING, AND BASIS OF PRESENTATION

     Between December 4, 2006 and December 7, 2006, the Company and six of its subsidiaries, herein referred to as the Debtors, along with four companies owned or controlled by our principal stockholder and Chairman of the Board filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida (Palm Beach Division) (the "Chapter 11 Cases"). These cases were consolidated for the purpose of joint administration and were assigned case number 06-16350-BKC-PGH. We filed the Chapter 11 Case because we were experiencing difficulties generating sufficient cash flow from operations to meet our financial obligations under the Promissory Notes and equipment leases with PDS Gaming Corporation after expiration of the Forbearance Agreements.

     Under Chapter 11, the Company is operating its businesses as a debtor-in-possession ("DIP") under court protection from creditors and claimants. Since the Chapter 11 filing, all orders sufficient to enable the Company to conduct normal business activities, have been entered by the Bankruptcy Court. While the Company is subject to Chapter 11, all transactions not in the ordinary course of business require the prior approval of the Bankruptcy Court.

     As a consequence of the Chapter 11 filing, pending litigation against the Company is generally stayed, and no party may take any action to collect its pre-petition claims except pursuant to order of the Bankruptcy Court. April 18, 2007 was the last date by which holders of pre-filing date claims against the Debtors could file such claims. Any holder of a claim that was required to file such claim and did not do so may be barred from asserting such claim against the Debtors and, accordingly, may not be able to participate in any distribution on account of such claim. Differences between claim amounts identified by the Debtors and claims filed by claimants will be investigated and resolved in connection with the Debtors' claims resolution process, and only holders of claims that are ultimately allowed for purposes of Chapter 11 case will be entitled to distribution. The Company has not yet completed its analysis of all the proofs of claim. Since the treatment, including payment, of allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

     Although we filed a timely motion to extend the exclusive period for the Debtors to file a plan(s) of reorganization, our largest secured lender, PDS Gaming Corporation, filed a motion on April 11, 2006 objecting to the proposed extension. If the exclusivity period in not extended, other parties in interest, including the Creditor's Committee, the secured lender or other creditors could file a plan of reorganization.

     We anticipate receiving a commitment for a secured loan from a financial institution in order to fund the majority of the proceeds necessary to create a new special purpose subsidiary to own and operate the Palm Beach Princess business. We anticipate that the commitment will be subject to bankruptcy court approval, an additional equity infusion from us or a third-party and satisfactory loan documentation. Proceeds from the financing will be used to pay existing creditors and provide working capital to the Palm Beach Princess business.

     We are in the process of negotiating a series of transactions that will allow for the redeployment of the Big Easy to a foreign jurisdiction. We anticipate receiving a term sheet for a secured loan from a financial institution in order to fund a portion of the proceeds necessary to fund a special purpose affiliate of the company to own and operate the Big Easy in this foreign location. We anticipate that the term sheet will be subject to an additional equity investment from a third-party, successful negotiation of operating agreements and satisfactory loan documentation. Closing of the transactions will also be subject to bankruptcy court approval. Proceeds from the transaction will be used to pay existing creditors and provide working capital, including funding start up and relocation expenses, to the Big Easy business. No assurances can be given that we will be successful in these negotiations

     The consolidated financial statements have been prepared on a "going concern" basis accordance with GAAP. The "going concern" basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. Because of the Chapter 11 case and the circumstances leading to the filing thereof, our ability to continue as a "going concern" is subject to substantial doubt and is dependent upon, among other things, confirmation of a plan of reorganization, our ability to comply with the terms of the DIP
Facility, and our ability to generate sufficient cash flows from operations, asset sales and financing arrangements to meet our obligations. There can be no assurance that this can be accomplished and if it were not, our ability to realize the carrying value of our assets and discharge our liabilities would be subject to substantial uncertainty. Therefore, if the "going concern" basis were not used for the Financial Statements, then significant adjustments could be necessary to the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

     Beginning in the fourth quarter of 2006, the consolidated financial statements have been prepared in accordance with the American Institute of Certified Accountants' Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" and on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of our Chapter 11 filing, the realization of assets and liquidation of liabilities are subject to uncertainty. Under SOP 90-7, certain liabilities existing prior to the Chapter 11 filing are classified as Liabilities

Subject  to  Compromise  on  the  Consolidated  Balance  Sheets.   Additionally,
professional fees and expenses directly related to the Chapter 11 proceeding are reported separately as reorganization items.

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

     (E) Accounting Periods - During the six months ended December 31, 2005 the Company changed its year end period from a June 30th year end to a December 31 year end. Therefore, the period ended December 31, 2005 was a transition period of six months. The period ending December 31, 2006 is for a twelve month period. The subsidiaries which operate the Palm Beach Princess and operated the Big Easy until February 1, 2006 end their quarterly accounting periods on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's operations, by generally having an equal number of weeks (13) and week-end days in each quarter. From time to time an additional week is included our accounting period due to this April 4, 2005 week quarter. The year ended December 31, 2006 consists of 52 weekly accounting periods.

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

     (H) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense includes the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the year ended December 31, 2006 and 2005, the amortized expense was $329,766 and $193,652.

     As a result of the PDS transactions (see Footnote 3) we are leasing the vessel M/V Palm Beach Princess and the Big Easy under capital lease arrangements. The Company began depreciating the M/V Palm Beach Princess during our previous fiscal year end of June 30, 2005 and began depreciating the Big Easy when it was placed in service on October 18, 2005. As a result of the Big Easy being removed from service during the quarter ended March 31, 2006 and the unlikelihood that the vessel will be returned to service in the immediate future, we suspended depreciating the vessel.

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

     (I) Net Assets of Discontinued Operations - At December 31, 2006 and 2005, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

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

     In December, 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R is now effective for public companies for the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. In accordance with the new rule, the Company will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, effective July 1, 2005. Until July 1, 2005 the Company accounted for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of the stock options granted was equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. No options were granted during the year ended December 31, 2006.

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

(3)  PDS TRANSACTIONS

     Since July 2004, ITB and several of its subsidiaries, along with Cruise Holdings I, LLC, Cruise Holdings II, LLC, Palm Beach Maritime Corporation ("PBMC") and Palm Beach Empress, Inc. ("PBE"), companies owned or controlled by our chairman, Francis W. Murray, completed several financial and lease transactions with PDS Gaming Corporation ("PDS"), a publicly held company located in Las Vegas, along with several of its affiliated companies. On June 30, 2005 the Company and several of its subsidiaries, along with companies controlled by Francis W. Murray, borrowed $29,313,889 to refinance the approximately $27 million in existing PDS debts, with approximately $2.3 million of add-on financing being provided. We have been operating under the vessel and equipment leases and financing arrangements consummated on at various times since July 7, 2004. Below is a summary of those transactions.

     (A) On July 7, 2004 PBMC and its affiliate company, PBE, the Company and our subsidiaries ITG Vegas and ITG Palm Beach, LLC closed on a $23 million transaction with PDS which was re-financed on June 30, 2005. Additionally on July 7, 2004, ITG Vegas and ITG Palm Beach entered into a Master Lease, together with three Lease Schedules (the "Gaming Equipment Lease"), to lease certain new and used gaming equipment from PDS for use on the two vessels. A portion of the equipment was previously owned and used by ITG Vegas on the Princess and was sold to PDS at Closing, for $500,000 and then leased back pursuant to a Gaming Master Lease. Each Schedule of the Gaming Equipment Lease had a term of three years. ITG Vegas and ITG Palm Beach have an option to purchase the leased equipment at the end of the term for a purchase price equal to the fair market value of the equipment at such time.

     (B) On January 5, 2005, Royal Star Entertainment, LLC ("RSE"), a wholly-owned indirect subsidiary of ITB, borrowed $2,850,000 from PDS which was refinanced on June 30, 2005. Also at the closing, RSE entered into an equipment lease with PDS providing for the lease by RSE of slot machines to be located on the vessel Royal Star. The term of the Lease was three years, with rental payments of $11,879 per month for the first four months and $95,351.73 for the next thirty-two months. RSE paid a closing fee of $57,020.74, and a security deposit in the amount of $95,351.73. In January 2007 the gaming equipment was returned and the lease was cancelled.

     (C) On June 30, 2005, the Company, together with its subsidiaries, ITG Vegas, Inc. ("ITGV"), ITG Palm Beach, LLC ("ITGPB"), International Thoroughbred Gaming Development Corporation ("ITGDC") and Riviera Beach Entertainment, LLC ("RBE") and Royal Star Entertainment, LLC ("RSE"), entered into a Loan and Security Agreement with PDS as lender, pursuant to which ITGV, ITGDC, RBE, RSE and ITGPB (collectively, the "Borrowers"), borrowed $29,313,889 to refinance the approximately $27 million in existing debts (whether in the form of loans, ship leases or ship charters) to PDS, with approximately $2.3 million of add-on financing being provided. The maturity of all of the new indebtedness was to be July 1, 2009. Our overall annual interest rate on the new PDS loan was to be 17% until ITG Vegas' EBITDA exceeds $17 million on an annualized basis, at which time the interest rate would have been 15.5%. Funding was completed on July 18, 2005 following the satisfaction of certain conditions, including the execution, delivery and recording of ship mortgages and all other closing documents.

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


     Effective August 1, 2005 monthly interest and principal payments were scheduled to be due in the amount of approximately $1,100,000 during the first 2 years, with the remaining monthly payments decreasing slightly. We made the first monthly payment in August 2005 and then began deferring principal payments which was permitted in accordance to the loan documents. The terms of the new loan required the Company to maintain an EBITDA of $7.5 million for the nine months ending October 2, 2005, $10.5 million for the twelve months ending January 1, 2006, increasing to $12 million for the twelve months ending October 1, 2006. If these levels were not maintained or if we were not in compliance with other various loan covenants we would be in default of the loan.

     Under the Loan and Security Agreement signed on June 30, 2005 with PDS, upstream payments by the Borrowers to the Parent Company were limited to $150,000 per month plus amounts of ITG Vegas' income tax savings attributed to inclusion in the Parent Company tax return.

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

     (D) December 2005 Transactions

     In December 2005, the Company borrowed from and issued a note payable in the amount of $541,102 to PDS Gaming in order to cover our required debt service interest payment on December 10, 2005.

     (E) Forbearance Agreements

     We entered into two consecutive forbearance agreements which subsequently expired on August 29, 2006 after which we were not able to make our monthly loan and lease payments nor were we able to consummate any transactions to refinance or reduce our indebtedness as contemplated under the forbearance agreement.

     (F) Default Notice from PDS Gaming Corporation.

     On October 3, 2006, the parties to the PDS leases received notice from PDS that it has accelerated the maturity of our obligations and declared all amounts remaining unpaid under the Loan Agreement and the Note dated June 30, 2005, and all amounts payable under our equipment leases with PDS immediately due and payable.

     We did not have the means to satisfy the creditor's demands and on December 4 and 7, 2006 the parties to the PDS financing filed petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. PDS has indicated by way of its proof of claim filed with the Bankruptcy Court that they believe to be owed amounts in excess of what we have recorded. We do not believe that the penalty interest is enforceable under a bankruptcy filing.

(4)  DESCRIPTION OF LEASING ARRANGEMENTS

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

     We also charter the Big Easy and lease gaming equipment aboard that vessel. As a result of the June 30, 2005 PDS transaction and the Amended and Restated Bareboat Charter and Option to Pruchase Agreement with Cruise II, a company controlled by Francis W. Murray, we have accounted for the Big Easy charter as a capital lease. Principal payments on the Big Easy portion of the PDS loan of $12.6 million will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. The transaction described in note 3 also permits the Company to purchase the Big Easy for the appraised value of the vessel which shall be determined upon the refitting and refurbishing of the vessel. The Company has determined the value of the Big Easy by capitalizing the total of: 1) the costs it had incurred for improvements it had made to the Big Easy; and 2) the present value of the payments required under the PDS Gaming loans on the date we recorded the capital lease.

     The transaction described in Note 3 included a lease for gaming equipment aboard the vessel, Royal Star. The gaming equipment lease will be accounted for as an operating lease.

     Vessels, plant and equipment at December 31, 2006 include the following amounts for capitalized leases:


     Vessel, Palm Beach Princess                       $      17,500,000
     Vessel, Big Easy                                         20,305,348
                                                       -----------------
      Less: allowance for depreciation                        (3,284,410)
                                                       -----------------
     Capital Leases                                    $      34,520,938
                                                       =================

     The following is a schedule of capital lease liabilities due at December 31, 2006:

                                                   December 31, 2006
                                      -----------------------------------------
Vessel                                  Short-Term    Long-Term       Total
---------------------------------     -------------  ------------  ------------
Palm Beach Princess                   $  16,367,756             -  $ 16,367,756
Big Easy                                 15,113,357             -    15,113,357
Royal Star                                3,335,039             -     3,335,039
                                      -------------  ------------  ------------
Amount due to PDS for vessels            34,816,152             -    34,816,152
Less: Royal Star Note shown in
 Notes Payable (See Note 10)             (3,335,039)            -   (3,335,039)
Fair Market Valuation -
 Palm Beach Princess                              -     3,500,000     3,500,000
                                      -------------  ------------  ------------
Total Short and Long Term Vessel
 Leases Payable                       $  31,481,113  $  3,500,000  $ 34,981,113
                                      =============  ============  ============

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

     The Series B Preferred Stock will automatically be converted into common stock upon the effective date of a Registration Statement covering the common shares issuable upon conversion which was filed with the Securities and Exchange Commission on December 30, 2005. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. The Company will need to file an Amended Form S-1 in the future and if the registration statement becomes effective during the quarter ended December 31, 2008, the conversion price will be $1.82 and the outstanding Series B Preferred Stock will be convertible into 4,032,258 shares of additional new common shares.

     During the year our net loss was increased by a non-cash expense of $509,800 as the result of the accounting for the sale of Series B convertible preferred stock. This non-cash item, known as a "Beneficial Conversion Feature", is the result of the application of the Emerging Issues Task Force's (EITF) Issues 98-5 and 00-27. The beneficial conversion feature was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the estimated number of common shares into which the security is convertible. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price of $15 per share by the conversion price then in effect. If these shares are issued before December 31, 2008 a total of 4,120,880 shares of Common Stock would be issued upon conversion of all the Series B Preferred Stock, which represents an additional 370,880 shares above the original number had the price been $2. The value assigned to the beneficial conversion feature on the Preferred Stock was credited to paid in capital and charged to earnings as interest expense.

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

     The majority of the net proceeds of the sale of Series B Preferred Stock was used for working capital of the subsidiary companies which operate the Big Easy and the Palm Beach Princess.

(6)  NOTES RECEIVABLE

     (A) Original Cherry Hill Note

     A portion of the proceeds from the sale on November 30, 2000 of our Garden State Park property in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen") was paid in the form of a promissory note in the face amount of $10 million (the "Note.") All payments are dependent upon, and payable solely out of, the buyer's net cash flow available for distribution to its equity owners. After the buyer's equity investors have received aggregate distributions equal to their capital contributions plus an agreed upon return on their invested capital, the next $10 million of Distributable Cash is to be paid to us along with 331/3% of all Distributable Cash plus accrued interest until maturity.

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

     The Second Cherry Hill Note received by the Company matures in 2015 and is similar to the Las Vegas Note which was sold, in that it generally is payable prior to maturity only from distributable cash of the maker. The maker under the Second Cherry Hill Note is one of the principal partners in the entity which purchased the Garden State Park real property from a Company subsidiary in November of 2000, and such obligor will only have funds with which to pay the Second Cherry Hill Note out of its profits from the development of Garden State Park. While the Company expected the $10,000,000 note to be fully paid, it was not optimistic that this Second Cherry Hill Note will be fully paid, and accordingly, during the fiscal years ended June 30, 2004 and 2005 the Company wrote down the Second Cherry Hill Note on its books to $4,278,651.

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

     (C) Impairment of Cherry Hill Notes

     Subsequent to December 31, 2006, the Company began negotiations to sell the Cherry Hill Notes. Although these transactions have not consummated before the filing of the Company's Form 10-K, the observable market price representing the fair value of these notes is substantially lower than the carrying values on our books. In prior years, the fair value and the collectability of these notes determined by financial statements and financial projections by the developer of the property based upon the future development of the site incorporating our office park and hotel. Recent economic conditions have forced the developer to reconsider their plans for the remaining property which resulted in cash flow projections for the property being substantially lower than in prior years. As a result of our recent negotiations to sell the Cherry Hill Notes the Company recorded an impairment loss on the two Cherry Hill Notes of $9,378,651 as of December 31, 2006 to more fully reflect the observable market value of the loans.

(7)  VESSEL DEPOSITS AND DEPOSITS AND OTHER ASSETS - RELATED PARTIES

     (A) Vessel Deposits - Related Parties

     Beginning on July 7, 2004, we entered into sub-bareboat charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Pursuant to our June 30, 2005 refinancing and restructuring of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value at the time of $17.5 million) and for fair market value (to be determined by appraisal) in the case of the Big Easy. Once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels; as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel; and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy in excess of $6 million which we paid, amounting to approximately $2.5 million, that can be applied to the purchase price of the Big Easy.

     (B) Deposits and Other Assets - Related  Parties and Allowance for Doubtful
Accounts:

     We have invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. The first of these investments was to pay costs and expenses for development of a golf course in Southern California. In Fiscal 2003, the loans made by us, including principal of $735,584 and accrued interest, in the amount of $193,957 was assumed by OC Realty, LLC, a Florida limited liability company in which Francis
W. Murray also has a primary interest.

     In the second project, Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. As of December 31, 2006, we had lent $2,704,617 in total to the project and we have accrued interest in the amount of $2,235,325 on the loan. These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to the golf course project and to OC Realty based on comparable sales of like units in the marketplace which suggests a weakening of the real estate market for condominium projects in the Fort Lauderdale area. Therefore, at December 31, 2006 we recorded an allowance for doubtful accounts on the OC Realty project of $2,235,325 to more fully reflect the observable market value of the loans.


                                                     December 31,  December 31,
                                                         2006          2005
                                                    ------------- -------------
Loans to the Ft Lauderdale Project (OC Realty, LLC) $ 2,784,394 $ 2,769,989 Accrued Interest on Loans to the Ft. Lauderdale
 Project (OC Realty, LLC)                                       -     1,577,190
Goodwill on Purchase of GMO Travel                        193,946       193,946
                                                    ------------- -------------
Total Deposits and Other Assets - Related Parties   $   2,978,340 $   4,541,125
                                                    ============= =============


(8)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                                     December 31,   December 31,
                                                         2006          2005
                                                   --------------  -------------
Long-Term Prepaid Loan Costs - Net of amortization $      700,333  $   1,411,976
Port Lease Rights                                         250,000        250,000
Other Misc. Assets                                         42,858         72,780
                                                   --------------  -------------
         Total                                     $      993,191  $   1,734,756
                                                   ==============  =============


(9)  DISCONTINUED OPERATIONS

     On January 28, 1999, we completed the sale of the real property and certain related assets at Freehold Raceway and a ten-acre parcel of land at the Garden State Park facility. On November 30, 2000, the Company, through its wholly-owned subsidiary, GSRT, LLC, closed on the sale (the "Garden State Transaction") of the Garden State Park property (the "Garden State Park Property") in Cherry Hill, New Jersey, to Realen-Turnberry/Cherry Hill, LLC ("Realen"). The purchase price was $30 million and was paid by: (i) previous cash deposits totaling a $1,000,000; (ii) a promissory note in the face amount of $10 million (the "Note"); and (iii) the balance of the purchase price paid in cash at the closing. The Company has elected to defer all the gain of $1,439,951 on the sale of the property until such time that collectability under the $10,000,000 note from Realen can be determined. The gain represented the sales price of cash and notes in excess of our cost basis. (See Footnote 6)

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us for a refund of the $100,000 payment if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and we believe the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract it was the Company's position that we had the right to re-acquire the liquor license for $100,000 and exercised such right, however the lessee/buyer refused to perform. On January 18, 2006 the Company filed a Complaint in Camden County Superior Court of NJ, Chancery Division, (Civil Action No. C-7-06) against the defendants to protect our interests in the license. In May 2006 the judge ruled against us in a bench ruling. The Company is appealing this matter. The carrying value of the liquor license was $400,000 and during 2006 we recognized an impairment of $400,000 as a result of the court's preliminary ruling.

     The net assets of the operations to be disposed of included in the accompanying consolidated balance sheets as of December 31, 2006 and 2005 consist of the following:

                                  December 31,        December 31,
Classified As:                        2006               2005
                                --------------       -------------
Current Assets                  $          436      $      401,672
Current Liabilities                   (415,400)           (405,802)
                                --------------       -------------
   Net (Liabilities) Assets of
    Discontinued Operations     $     (414,964)      $      (4,130)
                                ==============       =============


     Cash flows from discontinued operations for the year ended December 31,m 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004 consist of the following:

                                                                                                            June 30,
                                                                       December 31,  December 31,    ---------------------
                                                                           2005          2005          2005        2004
                                                                       ------------  ------------    ---------    --------
Cash Flows From Discontinued Operating Activities:
    Income                                                           $          -0- $         -0-  $       -0-  $      -0-
                                                                       ------------  ------------    ---------    --------
    Adjustments to reconcile income to net cash provided by discontinued
      operating activities:

      Changes in Operating Assets and Liabilities of Discontinued Operations:

              Decrease (Increase) in Accounts Receivable                      (336)           -0-          -0-         -0-

              Increase (Decrease) in Accounts and Purses
               Payable and Accrued Expenses                                  10,836         4,802       90,202       9,600
                                                                       ------------  ------------    ---------    --------
    Net Cash Provided by Discontinued Operating Activities                   10,500         4,802       90,202       9,600
                                                                       ------------  ------------    ---------    --------
Cash Flows from Discontinued Financing Activities:
    (Decrease) in Balances Due To/From Continuing Operations               (10,836)       (4,875)     (89,290)     (8,550)
                                                                       ------------  ------------    ---------    --------
    Net Cash (Used In) Discontinued Financing Activities                   (10,836)       (4,875)     (89,290)     (8,550)
                                                                       ------------  ------------    ---------    --------
    Net (Decrease) Increase in Cash and Cash Equivalents From
    Discontinued Operations                                                   (336)          (73)          912       1,050
         Cash and Cash Equivalents at Beginning of Year From
         Discontinued Operations                                              1,572         1,645          733       (317)
                                                                       ------------  ------------    ---------    --------
         Cash and Cash Equivalents at End of Year From Discontinued
         Operations                                                  $        1,236 $       1,572  $     1,645  $      733
                                                                       ============  ============    =========    ========


(10) VESSELS, EQUIPMENT AND LIVESTOCK

     Vessels  owned  and/or  leased  and  equipment  consist  of the  following:
Depreciation is being computed over the estimated remaining useful lives using the straight-line method.

                                        Estimated
                                         Useful
                                        Lives in    December 31,   December 31,
                                          Years         2006           2005
--------------------------------------- --------- -------------- -------------
  Leased Vessel - Palm Beach Princess       20    $   17,500,000 $  17,500,000
  Leased Vessel - Big Easy                  20        20,305,348    20,305,348
  Vessel Not Placed in Service -
    Royal Star                             N/A         3,054,735     3,007,216
  Equipment                                5-15        3,912,135     3,334,079
  Leasehold Improvements                  15-40          921,899       988,625
                                                  -------------- -------------
                                                      45,135,268    45,694,117
  Less Accumulated Depreciation
   and Amortization                                   (6,562,315)   (4,024,434)
                                                  -------------- -------------
                                                  $   39,131,802 $  41,110,834
                                                  ============== =============


(11) ACQUISITIONS AND DISPOSITIONS

     o    Year ended December 31, 2006 - none

     o Six Months Ended December 31, 2005 - during the six months ended December 31, 2005 we divested our interest in the livestock owned at December 31, 2005.

     o Fiscal Year Ended June 30, 2005 - During the Fiscal 2005, we purchased livestock, including stud fees in the amount of $328,247.

     o Fiscal Year Ended June 30, 2004 - Royal Star Entertainment, LLC, a wholly owned subsidiary registered as a Delaware limited liability company, purchased the vessel M/V Royal Star ("Royal Star"). As of December 31, 2006 the Company has capitalized $3,054,735 for the purchase and improvements and for legal and professional fees in connection with the vessel. The Royal Star is a 232 foot vessel, built in 1985 and operates under the flag of St. Vincent and Grenadines. We anticipate that the vessel will need additional improvements and outfitting before being placed in service as a gaming vessel. Depreciation will not be computed on the Royal Star until it is placed in service.

(12) LIABILITIES SUBJECT TO COMPROMISE

     As discussed in Note 1, International Thoroughbred Breeders, Inc. has been operating as a debtor-in- possession under Chapter 11 of the Bankruptcy Code since December 4, 2006. The Company has been authorized by the Bankruptcy Court overseeing the proceeding to operate its business in the ordinary course.

     As a result of the Chapter 11 filing, all actions to collect the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved the Company's motions to pay certain pre-petition obligations including, but not limited to, employee wages and other related benefits.

     These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments, based on such things as (i) negotiations; (ii) actions taken by the Bankruptcy Court; (iii) further developments with respect to any disputed claims; (iv) rejection of executory contracts and leases; (v) the determination of the value of collateral securing claims; or (vi) other events. Payment terms for these claims will be established in connection with the Company's confirmed plan of reorganization.


(13) NOTES AND MORTGAGES PAYABLE

     (a) Notes and Mortgages Payable - Subject to Compromise

     Notes and Mortgages Payable Subject to Compromise are summarized below. The capital lease transactions with PDS other than the Royal Star loan are carried under lease liabilities (See Note 4).





                            Interest  December 31, 2006     December 31, 2005 *
                                   %  -----------------    ---------------------
                                 Per    Current      Long-     Current     Long-
                               Annum                 Term                  Term
                            --------  -----------   -----  -----------   -------
International Thoroughbred
Breeders,Inc.:

PDS Gaming (A)                   20% $    541,102  $  -0- $    541,102  $    -0-
Francis X. Murray (B)             8%      382,864     -0-      459,164       -0-
William H. Warner (B)            12%       37,000     -0-       37,000       -0-
MBC Global (C)                    9%      200,000     -0-      200,000       -0-
Westminister Investments (C)      9%      150,000     -0-      150,000       -0-
Ryan Moore Trust (C)              9%       25,000     -0-       25,000       -0-
James B. Moore Trust (C)          9%       25,000     -0-       25,000       -0-
Other                        Various       38,654     -0-       36,595       -0-

ITG Vegas, Inc.:

PDS Gaming (A)               various   31,174,482     -0-   26,255,439       -0-
PDS Gaming (A)                 22.5%    3,271,628     -0-    2,733,838       -0-
Maritime Services, Corp.          9%          -0-     -0-      166,156       -0-
International Game
 Technology (D)                   8%      404,928     -0-      221,297    59,568
Others                       Various       45,057     -0-       35,009    33,540
                                      -----------   -----  -----------   -------
Totals                                 36,295,715     -0-   30,885,600    93,108
PDS Gaming (A)                        (34,987,212)    -0-  (29,530,379)      -0-
                                      -----------   -----  -----------   -------
Related Party Notes                      (419,864)    -0-     (496,164)      -0-
                                      -----------   -----  -----------   -------
Totals                               $    888,639  $  -0- $    859,057  $ 93,108
                                      ===========   =====  ===========   =======
* Carried as amounts not subject to compromise at December 31, 2005.

     (A) During the year ended December 31, 2006, we entered into various loan agreements with our primary lender, PDS, which had the effect of reclassing our capital leasing arraignments on two vessels to promissory notes. The outstanding balance, subject to compromise, on the vessel promissory notes is $31,174,482 at various interest rates. On December 9, 2005, the Company executed and delivered a promissory note in the original principal amount of $541,102 to PDS Gaming. The proceeds of the note were used to make several December 9, 2005 interest payments due on the PDS Transactions. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $20 million at which time the interest rate will be reduced to 15%. On January 5, 2005, the Company and its subsidiary, Royal Star Entertainment, LLC ("RSE"), executed and delivered a promissory note in the original principal amount of $2,850,000 (the "Note"). The Note is secured by RSE's Preferred Ship Mortgage. The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375 or 2.75% of the principal amount of the Note. The proceeds of the Loan were used to make improvements to the vessel Royal Star or to the vessel Big Easy. The Note was originally due on January 17, 2006, however, the PDS re-financing completed on June 30, 2005 extended the terms of this note to July 1, 2009. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $17 million at which time the interest rate will be reduced to 15%. We are currently paying a default interest rate of 22.5%. At December 31, 2006, the balance represents the unpaid principal and the interest added to the debt totaling $3,271,628. (See Note 3)

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

     (C) On November 9, 2005, we borrowed $400,000 from four (4) private parties and agreed to issue our promissory notes evidencing the loans. In consideration of the loans we also agreed to issue 3-year warrants to purchase 100,000 shares, in the aggregate of our common stock, exercisable at $2.50 per share. The loans, bearing interest at 9% per year, and the principal were due on December 9, 2005. The terms of the note required the Company to issue penalty warrants on December 9, 2005 to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share. Furthermore, if the notes are not paid by the 9th day of each month thereafter, we are required to issue additional penalty warrants to purchase 200,000 shares of common stock at the lesser of $2.50 per share or the then current market price per share for each month beginning January 9, 2006 until these notes are paid. As of December 31, 2006, we have reserved or issued warrants for the issuance of 2.4 million shares of common stock as a result of this borrowing. Proceeds of the loans were used to pay interest then due on our secured indebtedness for borrowed money to PDS Gaming Corporation.

     (D) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 were to be paid on the balance. In March 2005, ITG Vegas, Inc. issued an additional thirty month promissory note in the amount of $387,463 bearing interest at 8.15% to International Game Technology for the purchase of fully reconditioned gaming equipment. Thirty consecutive monthly installments of $14,319.49 were to be paid on the balance. At December 31, 2006, the principal balance on the two notes to International Game Technology was $404,928 which was classified as short term. At December 31, 2006 the balance on the notes includes past due payments. The Company is negotiating new terms under these notes and if unsuccessful the creditor may seek to enforce payment of the notes.

     (b) Notes and Mortgages Payable - Not subject to Compromise

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company has been unsuccessful in negotiating new terms under this note and the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $42,000 as of December 31, 2006. These amount are classified in the Liabilities of Discontinued Operations in the current liability section of the Balance Sheet.

(14) RELATED PARTY DEBT

     The following schedule represents related party debt (See Note 25- Related Party Transactions):

                                  December 31, 2006         December 31, 2005
                              ------------------------   ----------------------
                              Short-Term    Long-Term    Short-Term   Long-Term
                              -----------   ----------   ----------   ---------
Related Party Notes          $         -   $        -   $   496,164  $        -

Accrued Wages due to and
 Advances from Francis W.
 Murray                                -       808,164       35,189     395,000

Accrued Expenses Subject
 to Compromise                         -       622,500            -           -
Advances from Palm Beach
 Maritime Corp. (Francis W.
 Murray ownership)                     -             -            -     258,571
                              -----------   ----------   ----------   ---------
   Total Debt - Related
    Parties                  $         -   $ 1,430,664  $   531,353  $  653,571
                              ===========   ==========   ==========   =========


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

     At December 31, 2006 the Company has available net operating loss carryforwards aggregating approximately $119,000,000, which can be used to offset future federal taxable income. These unused net operating losses expire 2006 through 2026. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, however, the deferred tax asset of approximately $43.4 million has been offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

     Components of deferred tax assets as of December 31, 2006 and 2005 are as follows:

                                    December 31, 2006    December 31, 2005
                                   -------------------  -------------------
Non Current:

   Net operating loss carryforward $        43,400,000  $        41,650,000
   Valuation allowance                     (43,400,000)         (41,650,000)
                                   -------------------  -------------------
   Net deferred tax asset          $                 0  $                 0
                                   ===================  ===================

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


     The Company has the following carryforwards to offset future taxable income at December 31, 2006:

       Net Operating
            Loss                   Year End
       Carryforwards           Expiration Dates
       -------------           ----------------
      $   21,600,000               12/31/2007
           5,280,000               12/31/2008
           5,600,000               12/31/2009
           8,750,000               12/31/2009
          82,770,000               12/31/2010
                               through 12/31/2027
       -------------
      $  124,000,000
       =============

(16) LEGAL PROCEEDINGS

     As a consequence of our Chapter 11 Filing, all pending litigation against the Debtors was stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to
Section  365  of  the  Bankruptcy   Code,  the  Debtors  may  reject  or  assume
pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

     In connection with the January 28, 1999 sale and lease transactions for the Garden State Park facility, we purchased a liquor license owned by an unaffiliated third party, Service America Corporation, for $500,000. The Company entered into a sale and lease agreement for the lease of our premises from Jan. 28, 1999 to May 29, 2001 and the sale of a 10 acre portion to be used as an OTB facility. Under the terms of our sale and lease agreement the lessee/buyer purchased the liquor license for $100,000 and was obligated to return it to us for a refund of the $100,000 payment if, at the expiration of the lease, June 27, 2002, it did not have a use for the liquor license at the OTB facility. During the three year period Jan. 28, 1999 to Jan. 28, 2002 no OTB facility was built and we believe the lessee/buyer did not have a use for the liquor license at that property. By the terms of the contract it was the Company's position that we had the right to re-acquire the liquor license for $100,000 and exercised such right, however the lessee/buyer refused to perform. On January 18, 2006 the Company filed a Complaint in Camden County Superior Court of NJ, Chancery Division, (Civil Action No. C-7-06) against the defendants to protect our interests in the license. In May 2006 the judge ruled against us in a bench ruling. The Company is appealing this matter. The carrying value of the liquor license was $400,000 and during 2006 we recognized an impairment of $400,000 as a result of the court's preliminary ruling.

     Through our subsidiary, Royal Star Entertainment LLC, we had negotiated with the Port of Palm Beach District a second agreement that would permit us to operate the Big Easy in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this agreement was five years from the date of commencement of sailings by the Big Easy from the Port, with subsequent renewal options of four and three years. We were required to commence sailings on or before October 31, 2005. Due to the suspension of the Big Easy operations, the Port of Palm Beach District voted on April 10, 2006 to terminate this agreement, and on April 19, 2006 the District filed suit in Florida Circuit Court for declaratory judgement of termination of the agreement and for other relief. Royal Star Entertainment, LLC filed its answer denying that the District was entitled to terminate the agreement. This lawsuit was stayed upon Royal Star Entertainment, LLC's filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on December 4, 2006.

     On November 17, 2006 a Complaint was filed in the United States District Court for the Northern District of Illinois by Westminster Investments, LLC and certain other plaintiffs against International Thoroughbred Breeders, Inc., its Chairman Francis W. Murray, its Vice President Scott Kaplan, and its subsidiary ITG Vegas' Chief Executive Officer Francis X. Murray, alleging non-payment to the plaintiffs by International Thoroughbred Breeders of a promissory note dated November 9, 2005 in the amount of four hundred thousand dollars plus interest, and alleging fraud by the individual defendants in connection with the promissory note. This lawsuit was stayed against International Thoroughbred Breeders upon its filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on December 7, 2006. The automatic stay, however, was not applicable to the individual defendants; accordingly, with the permission of the Bankruptcy Court, International Thoroughbred Breeders engaged counsel for the limited purpose of filing a motion to transfer the lawsuit to the United States District Court for the Southern District of Florida. That motion is now pending before the Court of Illinois.

(17) COMMITMENTS AND CONTINGENCIES

     See Note 3 for additional commitments and contingencies with respect to the PDS Transactions.

     See Note 24 for additional commitments and contingencies of the Company and transactions with related parties.

     See Note 27 with respect to events and developments after December 31, 2006.

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

     As additional compensation to MBC Global, we agreed to issue three (3) stock purchase warrants to MBC Global, one for the purchase of up to 88,500 shares of the Company's common stock at $2.50 per share, a second warrant for the purchase of up to 59,000 shares of the Company's common stock at $3.50 per share, and a third warrant for the purchase of up to an additional 88,500 shares of the Company's common stock at $4.50 per share. All three stock purchase warrants will have a term of four (4) years. In connection with the Advisory Agreement and such warrants, the Company entered into a Registration Rights Agreement with MBC Global pursuant to which the Company filed a Registration Statement, Form S-1 on December 30, 2005, under the Securities Act of 1933, as amended, covering the resale of shares of common stock purchasable under such MBC Global warrants, and to use its best efforts to cause such Registration Statement to be declared effective. The agreements with MBC Global are currently stayed due to our Bankruptcy filing.

     The vessels we lease and the Royal Star are subject to the provisions of the International Convention on Safety of Life at Sea as Amended ("SOLAS 74"), which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service. The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards. The Amendments are applicable to all passenger ships engaged in international service, including retroactively those ships such as the Palm Beach Princess that were built prior to 1980. Under the terms of the Amendments, full compliance by older ships with SOLAS 74 standards is to be phased in and implemented over the years and completed no later than October 1, 2010. The Palm Beach Princess, in compliance with the SOLAS 74 requirements to date, has previously completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments, most notably being requirements that no combustible material be used in ships' structures and that certain other interior structure and space standards be met. The precise nature and scope of necessary work will be determined in conjunction with the ship's classification society, Det norske Veritas. To accomplish such work may entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost. The Bareboat Charter and Option to Purchase Agreement for the Palm Beach Princess permits us to purchase the vessel for $17.5 million at the end of the charter period on July 1, 2009. We will be allowed credits for the payments made on the PDS lease of $14 million, provided such payments are made, and credits of up to $7.2 million against the purchase of the Palm Beach Princess. (However, use of the $7.2 million as a credit toward the Palm Beach Princess purchase would decrease the credits allowed for the purchase of the Big Easy since the $7.2 million credit can be used for the purchase of either vessel) (See Note 4A) We will need to make a determination if it will be economically feasible to purchase the Palm Beach Princess at the end of the charter period considering the costs which may be involved in readying the vessel for "SOLAS" requirements.

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be approximately $750,000. However, we now estimate that the total cost of clean up to be approximately $830,000 including costs we have already spent according to the environmental consulting firm handling this matter. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $617,000 during prior fiscal years 2000, 2001 and 2002. As of December 31, 2006 we have accrued $211,000 for the additional work. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. The Company will not receive any insurance reimbursement for our costs of this remediation project.

     As a result of our Chapter 11 filings in December 2006, our commitments and non-cancellable contracts are not able to be determined in that most of our contracts and leases are stayed by the bankruptcy filing, the current amounts are being approved and paid by orders of the Bankruptcy Court and future amounts due cannot be reasonably determined.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short- term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we recorded a $10.5 million impairment loss during the fiscal year ended June 30, 2004 and 2005 to reflect the estimated current market value of this note. (See Note 6-B). As of December 31, 2006 we recorded a $9,378,651 impairment loss on the original and second Cherry Hill Notes to more accurately reflect the current market value of these notes (see footnote 6 - C). As of December 31, 2006 we recorded an allowance for doubtful accounts in the amount of $2,235,525 on the OC Realty Note. (See footnote 7 - B)

(19) RETIREMENT PLANS

     ITG Vegas maintains a Retirement Plan under the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") covering full time employees (approximately 265) who had completed one year of service. Our parent company adopted the ITG Vegas 401 (k) plan during the fiscal year 2005.

     In connection with the bareboat charter agreement, all of the employees of our ITG Vegas subsidiary which operates the Palm Beach Princess were paid by PBMC until January 1, 2004 when they were transferred to ITG Vegas. We reimbursed PBMC for all of the employee costs incurred, including the costs associated with the PBMC's 401(k) plan that covered those employees. As a result of the Chapter 11 bankruptcy cases filed in January 2003, the seven executive and administrative employees of the parent company were also paid by PBMC from that date and may have been eligible to participate in that plan. There may be operational errors in the administration of the plans concerning these employees, as a result of which the Company may have liabilities, the potential amount of which has not yet been determined. We have accrued $370,639 as of December 31, 2006 to cover all or part of this cost.

     Our expense recorded for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004 totaled $271,230, $52,031, $141,305 and $52,170, respectively, for the 401 (k) plan.

(20) STOCK-BASED COMPENSATION

     (A) EMPLOYEE AND NON-EMPLOYEE OPTIONS

     In June, 2005, the Company's Board of Directors adopted and approved a 2005 Stock Option and Award Plan (the "2005 Plan"). The 2005 Plan permitted the grant of options to purchase up to 1,300,000 shares of Common Stock at a price per share no less than 100% of the fair market value of the Common Stock on the date an option is granted with respect to incentive stock options only. The 2005 Plan terminated because it was not approved by the shareholders within one year of the Board's adoption. Under the 2005 Plan, in June 2005, the Board of Directors approved the grant of options to purchase 300,000 shares at $2.00 per share, however they expired in June 2006.

     At the September 11, 2003 meeting of the Company's Board of Directors, the Board unanimously authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. Francis X. Murray, at $.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options would be granted or issued until the Bankruptcy Trustee (2003 Chapter Case) was paid in full, at which time the Company would be authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. F.X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations. In June 2005 the Board of Directors authorized replacing the authorized but un-granted options to Mr. Murray with a cash payment of $.97 per option share which represented the difference between the original option price of $.50 and the closing sales price on June 26, 2005 of $1.47

     At a meeting of the Board of Directors of the Company held on June 29, 2004 the board authorized compensating Francis W. Murray for tax consequences he would incur as a result of the PDS Transactions. The amount and form of such compensation was to be determined by the full board of directors when data as to such tax consequences became available. At its meeting on June 27, 2005 the Board of Directors determined that the tax effect of the transaction to Mr. Murray totaled $1,064,500 and that he should be compensated in that regard by granting him an option to purchase 724,143 shares at an exercise price of $2 per share. The number of option shares was determined by dividing the $1,064,500 by the closing stock price on June 26, 2005 of $1.47.

     At a meeting of the Board of Directors of the Company held on November 18, 2003, the Board authorized the future grant of options to purchase 25,000 shares of common stock to each non-employee director, Mr. James Murray, Mr. Robert J. Quigley and Mr. Walter ReDavid, at $.50 per share, as compensation for their services as directors, subject, however, to the prior payment of all obligations of the Company to the Bankruptcy Trustee. In June 2005, the Board of Directors authorized replacing the authorized but un-granted options to Mr. Murray, Mr. ReDavid and Mr. Quigley with a cash payment of $.97 per option share which represented the difference between the original option price of $.50 and the closing sales price on June 26, 2005 of $1.47. To date, these payments have been accrued but not paid.

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

     At December 31, 2006, total options outstanding were 1,110,643 and all of these options were exercisable.

     The following table contains information on stock options for options granted for periods ended June 30, 2005, 2003, 2004, six months ended December 31, 2005 and the year ended December 31. 2006


                                                  Stock Options
                                 -----------------------------------------------
                                   Number of      Exercise Price      Weighted
                                    Shares       Range Per Share   Average Price
                                 -------------- ----------------- --------------
Outstanding at
 June 30, 2003 and 2004            3,336,500      $0.269 - $5.00       $1.59
Exercised during the fiscal
 year ended June 30, 2005         (2,000,000)          0.269            0.269
Options granted to employees
 during the fiscal year
 ended June 30, 2005               1,024,143           2.00             2.00
                                 -------------
Outstanding at June 30, 2005
 and December 31, 2005             2,360,643       0.269 -  5.00        2.00
Options canceled during 2006      (1,250,000)       .50  -  4.62        3.07
                                 -------------
Outstanding at December 31, 2006   1,110,643      $0.269 - $5.00       $2.68
                                 =============

                                                   Exercise Price    Weighted
                                 Option Shares    Range Per Share  Average Price
                                 --------------  ----------------  -------------
Exercisable at June 30:
2003                               3,336,500      $0.269 - $5.00         $1.59
                                 --------------  -------  -------  -------------
2004                               3,336,500       0.269 -  5.00          1.59
                                 --------------  -------  -------  -------------
2005                               2,120,643       0.269 -  5.00          2.99
                                 --------------  -------  -------  -------------
Exercisable at December 31:
2005                               2,180,643       0.269 -  5.00          2.96
                                 --------------  -------  -------  -------------
2006                               1,110,643      $0.269 - $5.00         $2.68
                                 ==============  -------  -------  -------------

     The following table summarizes information about stock options outstanding at December 31, 2006:

                                                   Ranges                   Total
                                  -------------------------------------  ------------
                                  $0.27 - 0.50   $1.00 - 2.00    $5.00   $0.27 - 5.00
                                  ------------   ------------   -------  ------------
Outstanding and exercisable
 options:

   Number outstanding at
    December 31, 2006                   81,500        729,143   300,000     1,110,643
                                  ------------   ------------   -------  ------------
   Weighted average remaining
    contractual life (years)              4.00           9.46      0.00          5.85
                                  ------------   ------------   -------  ------------
   Weighted average exercise price      $0.287         $1.990    $5.000        $2.680
                                  ------------   ------------   -------  ------------

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

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation expense relating to such transactions be recognized in the statement of operations. The revised statement, as amended by the SEC is effective for our six month period ended December 31, 2005. We did not issue any options to employees during the six months ended December 31, 2005 or the twelve months ended December 31, 2006, thus there is no effect on our earnings due to this change.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the revised SFAS No. 123 (R ) during the the year end December 31, 2006 and six months ended December 31, 2005 and the years ended June 30, 2005 and 2004.

                                                       Six Months
                                          Year End        Ended               June 30,
                                        December 31,   December 31,   -------------------------
                                            2006           2005           2005          2004
                                        -------------  ------------  -------------  -----------
Net Income (Loss):
 As Reported                           $(25,513,839)   $(1,900,035)   $(6,800,030)  $5,233,826
                                        -------------  ------------  -------------  -----------
Pro Forma Net Income (Loss):
 Basic and Diluted                     $(25,513,839)   $(2,851,101)   $(6,800,030)  $5,233,826
                                        -------------  ------------  -------------  -----------
Net Income (Loss) Per Share:
 As Reported                           $      (0.24)   $     (0.18)   $     (0.86)  $     0.54
                                        -------------  ------------  -------------  -----------
Pro Forma Net Income (Loss) Per Share:
 Basic and Diluted                     $      (0.24)   $     (0.28)   $     (0.86)  $     0.54
                                        -------------  ------------  -------------  -----------

     (B) WARRANTS

     In connection with our borrowing of $400,000 on November 9, 2005 (See Note 14(c)) we agreed to issue additional penalty warrants, exercisable for a period of three years, if the loan was not paid by January 9, 2006; we agreed to issue warrants for the purchase of 200,000 shares of common stock each month at a price per share of the lower of $2.50, or the market value on the day of issue in each month for each additional month until the loan is paid. As of December 31, 2006, we reserved warrants for the issuance of 2.2 million shares of common stock as a result of this borrowing as a result of our Chapter 11 filing future issuance of additional warrants has been stayed. The following table summarizes our stock prices for each month that the warrants were reserved or issued.



  Date of Issue       Price       Date of Issue         Price
  -------------       -----       -------------         -----
  January 8, 2006     $2.45       July 9, 2006          $0.70
  February 9, 2006     1.50       August 9, 2006         0.41
  March  9, 2006       1.25       September 9, 2006      0.23
  April 9, 2006        0.75       October 9, 2006        0.25
  May 9, 2006          0.80       November 9, 2006      $0.10
  June 9, 2006        $0.55

     During the year ended December 31, 2006, we recognized a non-cash expense for the 2,200,000 warrants issued in the amount of $1,828,287. As of the filing of our Chapter 11 filing, the loan had not been repaid.

     The fair value of the warrants was estimated on the date of each grant using the Black-Scholes model utilizing the assumptions shown in the following table:


                                      Twelve Months Ended
                                        December 31, 2006

  Expected volatility                         20% to 140%

  Risk-free interest rate                            4.7%

  Expected term                                   3 Years

     In determining expected volatility, we based the assumptions using a ceiling of the highest prices quoted for our stock over the last two years. Our stock is traded on the "Pink Sheets" of the over-the-counter market and our stock prices and number of shares traded have historically been very erratic.

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

     The fair value of warrants issued were accounted for as financing expense.



                                                       Warrants
                                       --------------------------------------
                                                         Exercise    Weighted
                                           Number      Price Range    Average
                                         Of Shares      Per Share      Price
                                       --------------------------------------
Outstanding at  June 30, 2003             710,000     $2.50 - $4.00    $3.08
Expired During Fiscal 2004               (435,000)        $2.50        $2.50
                                       -----------
Outstanding at June 30, 2004 and 2005                     $4.00        $4.00
 (expiring April 23, 2006)                275,000
Issued during the six month period
 to non-employees
Outstanding at December 31, 2005        1,036,000     $2.50 - $4.50    $3.16
                                       -----------
Outstanding at December 31, 2005        1,311,000     $2.50 - $4.50    $3.34
Expired during - 2006                    (275,000)        $4.00        $4.00
Issued during 2006 to non-employees     2,200,000     $ .10 - $2.45    $0.81
                                       -----------
Outstanding at December 31, 2006        3,236,000     $ .10 - $4.50    $1.01
                                       ===========

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

(23) EXECUTIVE COMPENSATION

     In April of 2001, when we acquired (under a bareboat charter) the vessel operations of the entity now known as Palm Beach Maritime Corporation, we became obligated to honor employment contracts between Palm Beach Maritime Corporation and its employees. That included an Employment Agreement with Francis X. Murray, the son of our CEO, Francis W. Murray. Mr. F.X. Murray had been the president of Palm Beach Maritime Corporation and became vice president of our subsidiary, which is now ITG Vegas, Inc. The employment agreement with Mr. F.X. Murray (which had an initial term of three years which ended December 31, 2003) automatically renews for one-year terms on January 1 of each year unless previously terminated. The employment agreement with Mr. F.X. Murray provides for a base salary of $310,000 per year and an annual bonus of up to 25% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club, life insurance for the benefit of the executive's dependents in the amount of $1,000,000 and other expense benefits. In addition, the executive is eligible for awards of stock options outside of his employment agreement, and received in that respect options to purchase 90,000 shares of common stock on June 27, 2005, at an exercise price of $2.00 per share. On June 26, 2006 these options were cancelled because the stock option plan from which they were issued expired on June 26, 2006.


(24) RELATED PARTY TRANSACTIONS

     See  Footnote  3  for  related   party   transactions   regarding  the  PDS
Transactions.

     We have invested in two projects in which our Chairman, President and Chief Executive Officer, Francis W. Murray, also has a pecuniary interest. The first of these investments was to pay costs and expenses for development of a golf course in Southern California. In Fiscal 2003, the loans made by us, including principal of $735,584 and accrued interest, in the amount of $193,957 was assumed by OC Realty, LLC, a Florida limited liability company in which Francis
W. Murray also has a primary interest.

     In the second project, Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. As of December 31, 2006, we had lent $2,034,405 in total to the project and we have accrued interest in the amount of $2,235,325 on the loan. These loans bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to the golf course project and to OC Realty based on comparable sales of like units in the marketplace which suggests a weakening of the real estate market for condominium projects in the Fort Lauderdale area. Therefore, at December 31, 2006 we recorded an allowance for doubtful accounts on the OC Realty project of $2,235,325 to more fully reflect the observable market value of the loans.

     Beginning on July 7, 2004, we entered into sub-bareboat charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Pursuant to our June 30, 2005 refinancing and restructuring of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay or accrue to Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value at the time of $17.5 million and for fair market value (to be determined by appraisal) in the case of the Big Easy. Once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels, as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel, and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy in excess of $6 million which we paid, amounting to approximately $14 million, that can be applied to the purchase price of the Big Easy.

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

     During fiscal 2006 Mr. Murray continued to defer his yearly salary of $395,000 and certain of the charter fees due on the Palm Beach Princess and the Big Easy. During the year we accrued charter fees on the Palm Beach Princess in the amount of $1,102,177 and accrued charter fees on the Big Easy in the amount of $1,200,000.

     During 2006 we made payments against the charter fees to Mr. Francis W. Murray in the amount of $668,059. Additionally, during 2006 we made payments to Francis X. Murray against the charter fees owed in the amount of $167,646. Mr. Francis W. Murray has agreed that payments to his son (Francis X. Murray) constitute payments on his behalf .

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

     On September 19, 2005, Francis X. Murray, Vice President of our ITG Vegas, Inc. subsidiary and son of Francis W. Murray, our President, CFO and CEO loaned the Company an additional $300,000 which amount is due on demand and bears interest at 8%. These amounts were re-paid to Mr. Murray subsequent to December 31, 2005. During 2006, Mr. Murray loaned the Company $223,000. This loan has not been repaid.

     The Company employs Tanuja Murray, daughter-in-law of Francis W. Murray. Ms. Murray holds a law degree and is acting in the capacity of assistant to the Chairman. Ms. Murray earns $60,000 per year in addition to the regular employee benefits paid by the Company.

(25) DEBTORS' FINANCIAL STATEMENTS

     The Company's bankruptcy filing included the Company and seven of it's operating subsidiaries and excluded several inactive or non-material subsidiaries. Presented below are the condensed combined financial statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the Company's consolidated financial statements.


                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                             (Debtor-in-Possession)

                  CONDENSED COMBINED FINNANCIAL INFORMATION OF
                     ENTITIES IN REORGANIZATION PROCEEDINGS
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2006 AND 2005

                                     ASSETS
                                                          December 31,
                                                -------------------------------
                                                     2006             2005
                                                --------------   --------------
 TOTAL CURRENT ASSETS                        $      2,847,060  $     4,249,365
                                                --------------   --------------
                                                --------------   --------------
 TOTAL VESSELS & EQUIPMENT - Net                   39,131,803       41,110,835
                                                --------------   --------------
                                                --------------   --------------
 TOTAL OTHER ASSETS                                19,654,302       31,279,312
                                                --------------   --------------
                                                --------------   --------------
 INVESTMENTS IN AND AMOUNTS DUE FROM
 WHOLLY OWNED SUBSIDIARIES                        203,179,529      203,446,147
                                                --------------   --------------
 TOTAL ASSETS                                $    264,812,694  $   280,085,659
                                                ==============   ==============

                      LIBILITIES AND STOCKHOLDERS' EQUITY

                                                --------------   --------------
 CURRENT LIABILITIES:                        $      1,366,580  $    46,400,870
                                                --------------   --------------
                                                --------------   --------------
 LIABILITIES SUBJECT TO COMPROMISE:                54,930,635                -
                                                --------------   --------------
                                                --------------   --------------
 LONG-TERM DEBT - Net of Current Portion                    -        1,960,722
                                                --------------   --------------

 DEFERRED INCOME                                       47,775          119,437

 COMMITMENTS AND CONTINGENCIES                              -                -
                                                --------------   --------------
 STOCKHOLDERS' EQUITY:                            208,467,704      231,604,630
                                                --------------   --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    264,812,694  $   280,085,659
                                                ==============   ==============


                  CONDENSED COMBINED FINNANCIAL INFORMATION OF
                     ENTITIES IN REORGANIZATION PROCEEDINGS
  FOR THE YEAR ENDED DECEMBER 30, 2006 AND THE SIX MONTHS ENDED DECEMBER 2005
                 AND FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                             STATEMENT OF OPERATIONS

                                                                                    Six Months
                                                                                      Ended
                                                                  December 31,      December 31,             June 30,
                                                                 --------------   --------------   -----------------------------
                                                                      2006             2005             2005            2004
                                                                 --------------   --------------   -------------   -------------
 OPERATING REVENUES                                           $     30,507,989  $    13,693,552  $   32,353,030  $   32,601,396
                                                                 --------------   --------------   -------------   -------------
                                                                 --------------   --------------   -------------   -------------
 OPERATING COSTS AND EXPENSES:                                      44,315,110       20,079,655      33,668,751      37,304,338
                                                                 --------------   --------------   -------------   -------------
                                                                 --------------   --------------   -------------   -------------
 OTHER INCOME (EXPENSE):                                           (10,696,419)      (4,683,747)     (3,540,455)     (1,900,723)
                                                                 --------------   --------------   -------------   -------------
 (LOSS) BEFORE TAX PROVISION
 AND EXTRAORDINARY ITEM                                            (24,503,540)     (11,069,850)     (4,856,176)     (6,603,665)
     Income Tax Expense                                                      -                -          90,000         228,500
                                                                 --------------   --------------   -------------   -------------
 (LOSS) BEFORE EXTRAORDINARY ITEM                                  (24,503,540)     (11,069,850)     (4,946,176)     (6,832,165)
 EXTRAORDINARY ITEM -  Fees charged to related
     parties for Master Settlement Agreement ( Notes 15 & 21).               -                -       4,000,000               -
                                                                 --------------   --------------   -------------   -------------
 (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES         (24,503,540)     (11,069,850)       (946,176)     (6,832,165)
          Equity in Net Income (Loss) of Subsidiaries                        -                -               -               -
                                                                 --------------   --------------   -------------   -------------
 NET (LOSS)                                                   $    (24,503,540) $   (11,069,850) $     (946,176) $   (6,832,165)
                                                                 ==============   ==============   =============   =============

                             STATEMENT OF CASH FLOWS

                                                                 --------------   --------------   -------------   -------------
 CASH FLOWS (USED IN) OPERATING ACTIVITIES                    $        588,005  $    (3,294,853) $      (40,969) $    2,870,539
                                                                 --------------   --------------   -------------   -------------
                                                                 --------------   --------------   -------------   -------------
 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                (525,428)        (829,778)    (15,485,856)     (3,218,766)
                                                                 --------------   --------------   -------------   -------------
                                                                 --------------   --------------   -------------   -------------
 CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                (987,669)       4,777,933       9,189,934       1,729,024
                                                                 --------------   --------------   -------------   -------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (925,092)         653,302      (6,336,891)      1,380,797
          CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             1,819,700        1,166,398       7,503,289       6,122,492
                                                                 --------------   --------------   -------------   -------------
          CASH AND CASH EQUIVALENTS AT END OF YEAR            $        894,608  $     1,819,700  $    1,166,398  $    7,503,289
                                                                 ==============   ==============   =============   =============

 See Notes to Consolidated Financial Statements.


(26) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial data is unaudited, but in our opinion includes all necessary adjustments for a fair presentation of the interim results:

                                                                       Year Ended December 31, 2006
                                               -----------------------------------------------------------------------------
                                                  4th Quarter            3rd Quarter         2nd Quarter        1st Quarter
    Revenues                                   $       6,201,461      $       6,932,550     $    8,427,956     $   9,393,596
    Net Income (Loss)                                (13,509,188)            (3,579,428)        (4,478,924)       (3,946,299)
    Net (Loss) Per Share - Basic and Diluted   $           (1.19)     $           (0.31)    $        (0.39)    $       (0.35)


                                                 Six Months Ended December 31, 2005
                                               -----------------------------------------
                                                  2nd Quarter            1st Quarter
    Revenues                                   $       6,585,583      $       7,391,067
    Net (Loss)                                        (8,110,852)            (4,122,130)
    Net (Loss) Per Share - Basic and Diluted   $           (0.76)     $           (0.40)


                                                                       Year Ended December 31, 2005
                                               -----------------------------------------------------------------------------
                                                  4th Quarter            3rd Quarter         2nd Quarter        1st Quarter
    Revenues                                   $       8,598,946      $      10,280,985     $    7,514,993     $   6,378,322
    Income (Loss) before Extraordinary Item           (4,065,430)               649,117           (506,363)       (1,977,360)
    Extraordinary Item                                   440,000                                                   3,560,000
    Net Income (Loss)                                 (3,625,430)               649,117           (506,363)        1,582,640
    Net Basic Income (Loss) per Share
    ---------------------------------
    Income (Loss) before Extraordinary Item                (0.38)                  0.06              (0.06)            (0.19)
    Extraordinary Item                                      0.04                   0.00               0.00              0.35
    Net Income (Loss)                                      (0.34)                  0.06              (0.06)             0.16
    Net Diluted Income (Loss) per Share
    -----------------------------------
    Income (Loss) before Extraordinary Item                (0.37)                  0.06              (0.06)            (0.22)
    Extraordinary Item                                      0.04                   0.00               0.00              0.37
    New Income (Loss)                          $           (0.33)      $           0.06     $        (0.06)     $       0.15


                                                                       Year Ended June 30, 2004
                                               -----------------------------------------------------------------------------
                                                  4th Quarter            3rd Quarter         2nd Quarter        1st Quarter
    Revenues                                   $       8,689,364      $       9,697,707     $    7,000,011     $   7,575,157
    Net Income (Loss)                                  9,787,182              1,765,056            363,036           859,060
    Net Income (Loss) Per Share - Basic                    (1.24)                  0.23               0.05              0.10
    Net Income (Loss) Per Share - Diluted      $           (1.24)     $            0.17     $         0.04     $        0.10

(27) SUBSEQUENT EVENTS

     (A) During the quarter ended March 31, 2007 passenger counts have declined approximately 22% and revenues have declined approximately 18.5% at the Company's Palm Beach Princess operation from the comparative quarter of 2006. The Company attributes these declines to a decrease in the marketing and advertising in the current quarter due to our cash shortages, the effect of our bankruptcy filing on our customers and increased competition from slot machines placed at racetracks in Broward County and another day cruise casino vessel operating from the Port of Palm Beach since January 15, 2007.

     (B) On April 2, 2007 the debtors files a motion in the Bankruptcy Court to extend the time during which they have the exclusive right to file a plan of reorganization. In Chapter 11, a debtor has an initial 120-day period during which only they may file a plan of reorganization, which may be extended to up 18 monthss after the date of the Chapter 11 filing. Other parties may object to the requested extention, and PDS has filed such an objection. In the event that the Bankruptcy Court does not grant the Debtors' request to extend exclusivity, the other parties in interest, including PDS, may have the ability to file and seek confirmation of their own plan of reorganization..

     (C) On April 12, 2007, Robert J. Quigley retired and resigned as a Director of the Company and as an officer of several dormant subsidiaries.

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

     There have not been any significant changes that occurred during the year ended December 31, 2006 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B. Other Information

     Not applicable


                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below is certain information regarding our directors and executive officers:


  Name                   Age     Position
  ----                   ----    -------------------

  Francis W. Murray      66      Chairman of the Board, President,
                                 Chief Executive Officer
                                 and Chief Financial Officer
  James J. Murray        68      Director
  Walter ReDavid         81      Director
  Robert J. Quigley      77      Director (retired and resigned April 12,2007)
  William H. Warner      62      Secretary
  Francis X. Murray      41      Vice President of ITG Vegas
  Scott Kaplan           36      Vice President of Strategic
                                 Development & Capital Markets

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

     Robert J. Quigley. Mr. Quigley was a director since 1980. Since 2002, Mr. Quigley served as an officer of one of our subsidiaries which was formed to develop foreign gaming opportunities. Since September 2004 Mr. Quigley was been president of our equine subsidiary. And from February 1996 until October 15, 1997, and again from 1999 until October 10, 2000, Mr. Quigley served as our President. Mr. Quigley also served as President from 1988 until July 1992 and. Between November 1995 and May 1996, Mr. Quigley served as our Chairman of the Board and acting Chief Executive Officer. From July 1992 until November 1995, Mr. Quigley was President and Chief Operating Officer of Retama Park
Association, Inc., a racetrack facility in San Antonio, Texas. On April 12, 2007, Robert J. Quigley retired and resigned as Director of the Company and as an officer of several dormant subsidiaries.

     William H. Warner. Mr. Warner was appointed our Secretary in October 2000. Mr. Warner served as Treasurer and Chief Financial Officer from 1983 until October 15, 2002. Mr. Warner is a certified public accountant, and prior to joining us, was employed in public accounting for 11 years.

     Francis X. Murray. Mr. Murray, son of our Chairman and CEO, has, since April 2001, been Vice President of our ITG Vegas subsidiary (surviving company of the merger of Palm Beach Princess, Inc., and ITG Vegas) which operates the cruise ship M/V Palm Beach Princess and related offshore gaming business. He has also been President of Palm Beach Maritime Corporation (formerly MJQ Corporation) since May of 1999, which corporation owns the M/V Palm Beach Princess and operated the cruise and offshore gaming business from May 1999 until chartering the vessel to Palm Beach Princess, Inc. in April, 2001. Prior thereto, Mr. Murray was President (January 1999 to May 1999) and Vice President and General Manager (February 1998 to January 1999) of Palm Beach Casino Line, a division of Leo Equity Group, Inc. which operated the vessel M/V Palm Beach Princess; and in 1997-98 was a consultant for Leo Equity Group, Inc.

     Scott Kaplan. Mr. Kaplan joined the Company on January 1, 2005 as Vice President - Strategic Development and Capital Markets. Prior to joining the company, Mr. Kaplan served as an outside financial advisor to the Company since November 2002 with Maximillian Advisors, LLC and Churchill Capital, LLC, both New York based gaming-focused financial advisory boutique firms. Mr. Kaplan also spent 10 years in the New York- based Gaming, Lodging and Real Estate Investment Banking Group of Deustche Bank, prior to founding Maximillian Advisors, LLC.



Other Key Officers

  Name                        Age   Position
  ----                        ---   ------------------------
  Christine E. Rice Newell    61    Assistant Treasurer and
                                    Controller of ITB and
                                    Secretary/Treasurer of ITG Vegas, Inc.
  Stephen Flood               46    Vice President of Casino
                                    Operations, ITG Vegas, Inc.

     Christine E. Rice Newell. Ms. Rice Newell has been our Assistant Treasurer and Controller since 1990. She has served as Secretary/Treasurer of our ITG Vegas, Inc. subsidiary since its inception in December 2001. From 1986 until 1990, Ms. Rice Newell was our Corporate Accounting Manager. Ms. Rice Newell is a certified public accountant.

     Stephen Flood. Mr. Flood joined the previous owners of the Palm Beach Princess in May 1994. From 1997, he served as a casino manager until January 2000 when he assumed his current position of Vice President, Casino Operations. In that position, Mr. Flood is responsible for management and direction of all aspects of the Company's casino operations, including casino marketing, tracking and customer service. Prior to joining the Company Mr. Flood was employed in a range of casino positions by Norwegian Cruise Line, Premier Cruises, Lucayan Beach Casino and Charlie Chester's London Casino. He holds licenses issued by British casino regulatory authorities.

Audit Committee

     We do not have an audit committee and, accordingly, our Board of Directors acts as such. The Board also has not determined that any member of the Board meets all of the requirements necessary to be considered an "audit committee financial expert" as defined by SEC Rules. While we have officers, directors and employees who have accounting and financial expertise, due to the restrictions on of our subsidiary's providing funds to the Company, it was not feasible for the Company to add directors, including those with a level of expertise to be considered an "audit committee financial expert."

Code of Ethics

     We have adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of is code of ethics to any person, free of charge, upon request. Any request for a copy of the code of ethics should be made to our corporate secretary, ITB, 1105
N. Market Street, Wilmington, Delaware 19899.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our executive officers and directors are required to file reports with the SEC relating to their ownership of and transactions in our equity securities.

Involvement in Certain Legal Proceedings

     None of the directors/officers have been involved in any material legal proceeding of any type as described in Regulation S-K which occurred within the last five years from the date of filing of this report.

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

     o a complete biography of the nominee, as well as consents to permit us to complete any due diligence investigations to confirm the nominee's background, as we believe to be appropriate;

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



Item 11. Executive Compensation

Compensation Discussion and Analysis:

     The Company does not have a compensation committee of the Board of Directors, and the full Board decides executive compensation. Mr. Francis W. Murray, a member of the Board of Directors, currently serves as our President and Chairman of the Board of Directors. Mr. Robert J. Quigley was a director of the Company until his resignation on April 12, 2007. Mr. Quigley was a former President and Chief Executive Officer of the Company, and continued to serve as a part-time employee until December 2006. Mr. James Murray, a member of the Board of Directors is the brother of Mr. Francis W. Murray. Mr. Walter ReDavid is an outside, independent member of the Board of Directors.

Objectives of our Compensation Program

     The primary objective of our compensation program for our chief executive officer and our other three executive officers named in the Summary Compensation Table of this section (together with the CEO, the "Named Executive Officers") is to retain the Named Executive Officers. We have accomplish this in the past through a mix of base salary and cash bonuses or the issuance of stock options. Our Chapter 11 bankruptcy filings in 2003 and in 2006 together with limitations placed on the Company by our primary creditor have limited and amount of salary increases, and bonus we could pay to our Named Executive Officers.

Stock Option and Award Plan

     In June, 2005, the Company's Board of Directors adopted and approved a 2005 Stock Option and Award Plan (the "2005 Plan"). The 2005 Plan permitted the grant of options to purchase up to 1,300,000 shares of Common Stock to Named Executive Officers and employees. This plan terminated because the Company was unable to have a stockholder's meeting, due to financial difficulties, for the shareholders to approve the 2005 Plan.

Retirement, Health and Welfare Benefits

     We offer a variety of health and welfare programs to all eligible employees. The Named Executive Officers are eligible for the same benefit programs on the same basis as the rest of our administrative employees. Our health and welfare programs include medical, pharmacy, dental insurance for all the Named Executive Officers and life insurance for certain of the Named Executive Officers. We offer these programs at no cost to the employees.

     We offer a qualified 401(K) savings and retirement plan. All of our employees, including the Named Executive Officers, are generally eligible for the 401(K) plan. Our contribution to the 401(K) plan is a percentage of the participants salary (50% of the participants contribution up to a maximum of 6%).

Salary deferred by our Named Executive Officers

     Our Chairman and CEO, Mr. Francis W. Murray is currently and has from time to time deferred his salary in order to conserve working capital. In 2004, Mr. Murray accepted treasury stock as compensation in lieu of this deferred salary in the amount of $344,865. Mr. Murray also paid for a portion of the Series B preferred stock purchased by him in December 2005 by off setting salary due to him. Mr. Warner has deferred salary in 2005 and 2006 in the amount of $ ,which remains outstanding, in order to conserve working capital for the Company. Mr. Scott Kaplan was awarded a bonus in the amount of $ effective December 31, 2006. This bonus remains outstanding because payment has not been approved by the bankruptcy court. Performance Bonus

     During fiscal 2004 and 2005 we paid to Francis X. Murray, in accordance with his employment contract, a bonus for achieving certain EBITDA performance goals. Due to the Company's weakening financial position, we did not achieve the performance goals nor has the Compensation Committee re-set any performance goals.

     The following table sets forth the cash compensation as well as certain other compensation paid or accrued during the year ended December 31, 2006, the six months ended December 31, 2005, ("**") the fiscal years ended ("FYE") June 30, 2005 and 2004 to the individuals who served as our chief executive officer during fiscal year 2006 and other executive officers of the Company who earned more than $100,000 during fiscal year 2006 (collectively, the "Named Executives"):

                           Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------------
Name and Principal                                                         Option          All Other
Position                            Year     Salary         Bonus          Awards         Compensation            Total
--------                            ----     ------         -----          ------         ------------            -----
Francis W. Murray                   2006  $   395,000 (1)  $       0      $        0      $    27,839 (2)     $  422,839
President, Chief              **    2005      197,500 (1)          0               0           12,948 (2)        210,448
Executive Officer and        FYE    2005      395,000 (1)          0       1,064,500 (9)       57,115 (3)      1,516,615
Chief Financial  Officer     FYE    2004      395,000 (1)          0               0           17,701 (2)        412,701

Francis X. Murray,                  2006      291,041              0               0           28,237 (13)       319,278
Vice President of             **    2005      155,442              0               0            6,517 (4,13)     161,959
ITG Vegas, Inc.              FYE    2005      310,884        115,000               0           77,930 (3,5,13)   503,814
                             FYE    2004      290,122         88,628               0           24,766 (13)       403,516

William H. Warner,                  2006      175,000 (10)         0               0           19,193 (13)       194,193
Secretary                     **    2005       87,500              0               0            8,235 (6,8)       95,735
                             FYE    2005      175,000 (7)          0               0           13,555 (13)       188,555
                             FYE    2004      175,000              0               0           11,220 (13)       186,220

Scott Kaplan,                       2006      130,000 (11)   105,000 (12)          0                0            235,000
Vice President of Strategic   **    2005  $   101,538      $       0      $        0      $         0         $  101,538
Development & Capital
Markets

     (1) For the year ended December 31, 2006 consists of 395,000 in salary earned by Mr. Murray which was deferred. In the six months ended December 30, 2005, consists of $197,500 in salary earned by Mr. Murray which was deferred. In the year ended June 30, 2005 consists of $395,000 in salary earned by Mr. Murray through June 30, 2005 of which $182,307 was deferred. In Fiscal 2004 all the salary earned by Mr. Murray was deferred. On July 28, 2004 the Company issued 689,730 Treasury Shares to Mr. Murray in payment of deferred salary in the amount of $344,865 that was owed to him for the period from January 3, 2003 to November 18, 2003.

     (2)  Consists of automobile lease payments.

     (3) At a meeting in June 2005 the Board of Directors awarded Messrs. F. W. Murray and F. X. Murray $43,500 each for their personal guarantees which they were required to provide in order to complete the PDS loan on April 5, 2005. After the Big Easy dry dock company refused to deliver the Big Easy due to our having disputed some of its charges, Messrs. Murrays were required by PDS to personally guarantee the April 2005 PDS loan, the proceeds of which were used by ITG Vegas to obtain the release of the vessel. The Board determined that a 2% guarantor compensation percentage would be used and paid as a guarantee fee.

     (4) In the six months ended December 31, 2005, consists of $449 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. F. X. Murray.

     (5) At its meeting on September 11, 2003 the Board of Directors authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. Francis X. Murray at $.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options were to be granted or issued until the Bankruptcy Trustee shall have been paid in full, at which time the Company was authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. F. X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations. In June 2005 the Board of Directors authorized replacing the future option grants to Mr. Murray with a cash payment of $.97 per option share or $19,400 which represented the difference between the original option price of $.50 and the market price on June 26, 2006 of $1.47.

     (6) In the six months ended December 31, 2005 consists of monthly automobile allowance of $9,780, of which $4,075 was deferred by Mr. Warner.

     (7) Consists of $175,000 in salary earned by Mr. Warner through June 30, 2005 of which $26,923 has been deferred.

     (8) In the six months ended December 31, 2005 includes $2,160 of life insurance premiums paid by the Company with respect to term life insurance payable to beneficiaries designated by Mr. Warner and $1,615, contributed by the Company under its 401(K) plan.

     (9) At a meeting of the Board of Directors of the Company held on June 29, 2004 the board authorized compensating Francis W. Murray for tax consequences he would incur as a result of the PDS Transactions. The amount and form of such compensation was to be determined by the full board of directors when data as to such tax consequences became available. At its meeting on June 27, 2005 the Board of Directors determined that the tax effect of the transaction to Mr. Murray totaled $1,064,500 and that he should be compensated in that regard by granting him an option to purchase 724,143 shares at an exercise price of $2 per share. The number of option shares was determined by dividing the $1,064,500 by the closing stock price on June 26, 2005 of $1.47.

     (10) Consists of $175,000 in salary earned by Mr. Warner through June 30, 2006, of which 40,385 has been deferred.

     (11) Consists of $ 130,000 in salary earned by Mr. Kaplan through June 30, 2006, of which $11,539 has been deferred.

     (12) Mr. Kaplan was awarded a bonus of $105,000. This bonus has not been paid as of December 31, 2006 because it has not been approved by the Bankruptcy Court.

     (13) Consists of automobile allowance and our matching contribution under our 401(k) plan.


Option Grants during the Year Ended December 31, 2006

     There were no stock options granted to the Named Executives during the year ended December 31, 2006.

Aggregated Option Exercises during the Year Ended December 31, 2006

Aggregated Option Exercises during the Year Ended December 31, 2006


                         Options Awards
---------------------------------------------------------------

                    Number of
                    Securities
                    Underlying
                    Unexercised     Option
                    Options (#)     Exercise   Option
     Name           Exercisable     Price($)   Expiration Date
-----------------   -----------     --------   -----------------

Francis W. Murray   724,143    (1)      2.00   June 26, 2015
                    300,000    (2)      5.00   January 14, 2007

William H. Warner    75,000    (3)   0.26875   December 31, 2010

(1) The option was granted on June 27, 2005. The option is fully vested and exercisable.

(2) The option was granted on January 15, 1997. The option is fully vested and exercisable

(3) The option was granted on January 7, 2002. The option is fully vested and exercisable

     The following table provides information with respect to the executive officers shown in the Summary Compensation Table concerning stock options exercised during the year ended December 31, 2006 and the value of vested and unvested unexercised options held as of December 31, 2006.

                                           Number of Securities            Value of Unexercised
                                           Underlying Unexercised            In-the-Money
                 Share                     Options at December 31,        Options at December 31,
               Acquired on    Value               2006 (#)                      2006 ($)(1)
  Name          Exercised    Realized   ----------------------------    ---------------------------
                   (#)         ($)      Exercisable    Unexercisable    Exercisable   Unexercisable
  ----------   -----------   --------   ------------   -------------    -----------   -------------
  Francis W.
  Murray           --          --        1,024,143          -0-            $-0-            $-0-

  William H.
  Warner           --          --           75,000          -0-            $-0-            $-0-

(1) The value of unexercised in-the-money options is based on the difference between the last reported sale price per share of common stock as reported on the Pink Sheets on December 31, 2006 ($0.06) and the exercise price of the options, multiplied by the number of options.

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

Employment Contracts

     In April of 2001, when we acquired (under a bareboat charter) the vessel operations of the entity now known as Palm Beach Maritime Corporation, we became obligated to honor employment contracts between Palm Beach Maritime Corporation and its employees. That included an Employment Agreement with Francis X. Murray, the son of our CEO, Francis W. Murray. Mr. F. X. Murray had been the president of Palm Beach Maritime Corporation and became vice president of our subsidiary, which is now ITG Vegas, Inc. The employment agreement with Mr. F. X. Murray (which had an initial term of three years which ended December 31, 2003) automatically renews for one-year terms on January 1 of each year unless previously terminated. The employment agreement with Mr. F. X. Murray provides for a base salary of $310,000 per year and an annual bonus of up to 25% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club, life insurance for the benefit of the executive's dependents in the amount of $1,000,000 and other expense benefits. In addition, the executive is eligible for awards of stock options outside of his employment agreement, and received in that respect options to purchase 90,000 shares of common stock on June 27, 2005, at an exercise price of $2.00 per share. On June 26, 2006 these options were cancelled because the stock option plan from which they were issued expired on June 26, 2006.

     Under Mr. F. X. Murray's employment agreement, if the Company terminates his employment other than for "cause", "death or disability", or if the executive terminates his employment for "good reason" following a "change of control" then in any such case the Company shall pay to the executive all amounts of base salary and bonus, and shall maintain in effect all of his benefits, which otherwise would have become due through the end of the term of the agreement. If the executive's employment is terminated by the Company for "cause", or if the executive voluntarily terminates his employment other than for "good reason", then the Company shall have no further obligation other than to pay him his base salary through the effective date of termination and any other accrued compensation and benefits. If his employment terminates by reason of "disability" then the Company will pay, for the balance of the term of the contract, any difference between the amount of his base salary and any disability payments he may be entitled to receive under any Company-sponsored disability plan.


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



Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

     The following table sets forth certain information with respect to the beneficial ownership, as of December 31, 2006, of each person who we knew to be the beneficial owner of more than 5% of our common stock. To the Company's knowledge, each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated. As of December 31, 2006, there were 11,367,487 shares of outstanding stock.

                                                      Common Stock
                                       --------------------------------------
                                       Amount and Nature of          Percent
  Name and Address of Beneficial Owner Beneficial Ownership          Of Class
  ------------------------------------ --------------------          --------
  Francis W. Murray
  211BenignoBlvd.Suite210
  Bellmawr, NJ 08031                        7,903,436       (1)(4)     51%

  PDS Gaming Corporation
  6280 Annie Oakley Drive
  Las Vegas, NV 89120                        800,000                    7%

  MBC Global 269 Market Square
  269 Market Square
  Lake Forest, IL 60045                     1,436,000         (2)     12.6%

  Westminster Investments, LLC
  420 N. Western Ave.
  Lake Forest, IL 60045                       941,209         (3)      8.3%

  * except as footnoted, the number of shares treated as outstanding is equal to 11,367,487

(1) Includes 300,000 shares of common stock issuable upon the exercise of stock options at $5.00 per share, 724,143 shares of common stock issuable upon the exercises of stock options at $2.00 per share and 1,689,560 shares issuable upon conversion of Series B Preferred Stock.

(2) Includes warrants exercisable at the following prices and 41,209 common shares issuable upon conversion of Series B Preferred Stock:

          #              Amount               #               Amount
     ------------  ----------------- -----------------  -----------------
      188,500             4.50             100,000             0.80
       59,000             3.50             100,000             0.55
       88,500             2.50             100,000             0.70
      100,000             2.45             100,000             0.41
      100,000             1.50             100,000             0.23
      100,000             1.25             100,000             0.25
      100,000             0.75             100,000             0.10

(3)  Includes warrants exercisable at the following prices:

         #               Amount               #               Amount
    -------------  ----------------- -----------------  -----------------
      75,000              2.50             75,000              0.55
      75,000              2.45             75,000              0.70
      75,000              1.50             75,000              0.41
      75,000              1.25             75,000              0.23
      75,000              0.75             75,000              0.25
      75,000              0.80             75,000              0.10

(4) Based on conversion of all 500,000 shares of Series B Preferred Stock into 4,120,880 shares of common stock.



Security Ownership of Management

     The following table sets forth certain information with respect to the beneficial ownership, as of December 31, 2006, of (i) each director, (ii) the Named Executives and (iii) all of our directors and executive officers as a group. Each of the stockholders named below has sole voting and investment power with respect to such shares, unless otherwise indicated.

  Name of Beneficial Owner           Number of Shares          Percent of Class
  ------------------------           ----------------          ----------------
  Francis W. Murray                      7,903,436     (1) (4)        51%
  James J. Murray                            -                         -
  Walter ReDavid                             -                         -
  Robert J. Quigley                       179,169        (2)         1.2%
  William H. Warner                       123,124        (3)          .8%
  All executive officers and
  directors  as a group (5 persons)     8,205,729        (4)          53%

  * except footnoted, the number of shares treated as outstanding is equal to 11,367,487

(1) Includes 1,024,143 shares issuable upon the exercise of stock options and 1,689,560 shares issued upon conversion Series B Preferred Stock.

(2) Includes 100,000 shares of common stock issuable upon the exercise of options.

(3) Includes 75,000 shares issuable upon the exercise of stock options and 48,000 shares issuable to Mr. Warner provided he agrees to accept such shares as payment of obligations due him by the Company.

(4) Based on conversion of 500,000 shares of Series B Preferred Stock into 3,826,530 of common stock.

2005 Stock Option and Award Plan

     On June 27, 2005, the Board adopted a 2005 Stock Option and Award Plan (the "Plan") and granted stock options to a number of employees for the purchase of 300,000 shares of our common stock at $2 per share. The Plan provides that all options will terminate, however, if the Plan is not approved by action of our shareholders within one year (by June 26, 2006) . The Plan was not approved by the shareholders terminated on June 26, 2006 and the options that were issued were cancelled.

     Set forth below is a summary of the material terms of stock options granted by the Company which were not approved by the Company's security holders.

     During the fiscal year ended June 30, 2005 the Board of Directors awarded Mr. Francis W. Murray a non-qualified option to purchase 724,143 shares at $2.00 per share for compensation of tax consequences incurred by Mr. Murray as a result of the PDS Transactions. Pursuant to a Non-qualified Stock Option Agreement dated January 7, 2002 between the Company and William H. Warner, the Company granted an option to purchase 75,000 shares of Common Stock to Mr. Warner, for a purchase price of $0.26875 per share. The options vested immediately and expire December 31, 2010. The options are not transferable other than by will or the laws of decent and distribution, and, during the lifetime of the optionee, are exercisable only by the optionee. The options remain exercisable following termination of employment, until their scheduled expiration date.

     In addition to the options described in the prior paragraph options have been issued in connection with other prior agreements with officers and employees. The Company has granted non-qualified options to purchase 311,500 shares of Common Stock at prices that range from $.50 to $5.00 per share. All the options were granted at prices equal to at least 100% of the fair market value of the stock at the time of the grant. All the options vested immediately and expire ten years after their issuance. The options expire at various times from January 2007 to October 2010.

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

     We agreed to issue additional penalty warrants, exercisable for a period of three years, if the loan was not paid by January 9, 2006. We agreed to issue warrants for the purchase of 200,000 shares of common stock each month at a price per share of the lower of $2.50, or the market value on the day of issue in each month for each additional month until the loan is paid. As of December 31, 2006, we issued or reserved warrants for the issuance of 2.2 million shares of common stock at prices between $.10 and $2.45 as a result of this borrowing.

Item 13. Certain Relationships and Related Transactions.

     As described in Item 1 of this Report ("Business - PDS Transactions"), beginning on July 7, 2004, we entered into sub-bareboat charters of the vessels Palm Beach Princess and Big Easy with entities (Palm Beach Maritime Corporation and Palm Beach Empress, Inc.) owned or controlled by our Chairman, Francis W. Murray. Reference is made to the summaries of the PDS transactions set forth in
Item 1. Pursuant to our June 30, 2005 refinancing and restructuring (as loans) of the PDS transactions, we now charter the vessels, Palm Beach Princess and Big Easy directly from Cruise Holdings I and Cruise Holdings II, respectively, which companies are owned by Palm Beach Maritime Corporation and Palm Beach Empress, Inc. Pursuant to the new charters, we pay Cruise Holdings I and Cruise Holdings II, as owners of the vessels, charter fees of $50,000 per month for the Palm Beach Princess and $100,000 per month for the Big Easy, plus 1% of our gross revenues from operation of those vessels. We have the right to purchase either or both vessels, at our option, for $17.5 million in the case of the Palm Beach Princess (representing its appraised value as of January 12, 2004 and for fair market value (to be determined by appraisal))in the case of the Big Easy. The charters are treated as capital leases since, once we pay off the loans against the Palm Beach Princess and Big Easy, we will be entitled to substantial credits against the purchase prices of the vessels: a $14 million credit in the case of the Palm Beach Princess and a $6 million credit in the case of the Big Easy, representing the original principal amounts of the July 2004 sale - leaseback transactions involving those vessels, as well as credits for our investment in the net Ship Mortgage Obligation of approximately $7.2 million which can be applied to the purchase price of either vessel, and a credit for the portions of the costs of refurbishing and retrofitting the Big Easy which we paid, amounting to approximately $3 million, that can be applied to the purchase price of the Big Easy.

     At a meeting in June 2005 the Board of Directors approved compensating Messrs. F. W. Murray and F. X. Murray $43,500 each for their personal guarantees which they were required to provide in order to complete the PDS loan on April 5, 2005. Messrs. Murray were required by PDS to personally guarantee the PDS loan, the proceeds of which were used by ITG Vegas to obtain the release of the Big Easy vessel from dry dock. The Board determined that a 1% guarantor compensation percentage would be used and paid as a guarantee fee.

     At its meeting on September 11, 2003 the Board of Directors authorized the future grant of options to purchase an additional 20,000 shares of common stock to Mr. F. X. Murray, at $.50 per share, subject to confirmation of ITG Vegas' Plan of Reorganization and the prior payment of all obligations of the Company to the Bankruptcy Trustee. No such options were to be granted or issued until the Bankruptcy Trustee was paid in full, at which time the Company was to be authorized (but not obligated) to grant such options. Such action was taken in order to compensate Mr. F. X. Murray for his having personally guaranteed a loan of $300,000 for the Company and for his providing to the Bankruptcy Trustee a personal guaranty for portions of the Company's obligations. In June 2005 the Board of Directors approved replacing the authorized but un-granted options to Mr. Murray with a cash payment of $.97 per option share, or $19,400 which represented the difference between the original option price of $.50 and the prior day's closing price on June 26, 2005 of $1.47.

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

     During fiscal 2006 Mr. Murray continued to defer his yearly salary of $395,000 and certain of the charter fees due on the Palm Beach Princess and the Big Easy. During the year we accrued charter fees on the Palm Beach Princess in the amount of $1,102,177 and accrued charter fees on the Big Easy in the amount of $1,200,000.

     During 2006 we made payments against the charter fees to Mr. Francis W. Murray in the amount of $668,059. Additionally, during 2006 we made payments to Francis X. Murray against the charter fees owed in the amount of $167,646. Mr. Francis W. Murray has agreed that payments to his sone (Francis X. Murray) constitute payments on behalf of himself.

     During the fiscal year ended June 30, 2005, the Company re-entered the equine business. In addition to the purchase of horses from outside parties, the Company purchased horses from Francis W. Murray at prices which were to be determined by an appraisal of their values. On December 31, 2005 we liquidated our stock of horses. On that date we transferred our entire stock of horses to Francis W. Murray. The horses originally purchased from Mr. Murray were returned to him since the Company never paid him for our purchase and the horses the Company purchased from outside parties were sold to Mr. Murray for our original cost. Payment was made by Mr. Murray by offsetting $328,000 in amounts he had previously loaned the Company or amounts due to him for accrued but unpaid salary.

     In April of 2001, when we acquired (under a bareboat charter) the vessel operations of the entity now known as Palm Beach Maritime Corporation, we became obligated to honor employment contracts between Palm Beach Maritime Corporation and its employees. The Employment Agreement between ITGV and Francis X. Murray, the son of our CEO, Francis W. Murray automatically renews on January 1st of each fiscal year. Mr. F. X. Murray had been the president of Palm Beach Maritime Corporation and became vice president of our subsidiary, which is now ITG Vegas, Inc. The employment agreement with Mr. F. X. Murray (which had an initial term or three years which ended December 31, 2003) automatically renews for one-year terms on January 1 of each year unless previously terminated. The employment agreement with Mr. F. X. Murray provides for a base salary of $310,000 per year and an annual bonus of up to 25% of the executive's base salary if certain EBITDA performance goals are met, membership to a golf club, life insurance for the benefit of the executive's dependents in the amount of $1,000,000 and other expense benefits. In addition, the executive is eligible for awards of stock options outside of his employment agreement, and received in that respect options to purchase 90,000 shares of common stock on June 27, 2005, at an exercise price of $2.00 per share.

     Under Mr. F. X. Murray's employment agreement, if the Company terminates his employment other than for "cause", "death or disability", or if the executive terminates his employment for "good reason" following a "change of control" then in any such case the Company shall pay to the executive all amounts of base salary and bonus and shall maintain in effect all of his benefits, which otherwise would have become due through the end of the term of the agreement. If the executive's employment is terminated by the Company for "cause", or if the executive voluntarily terminates his employment other than for "good reason", then the Company shall have no further obligation other than to pay him his base salary through the effective date of termination and any other accrued compensation and benefits. If his employment terminates by reason if "disability" then the Company will pay, for the balance of the term of the contract, any difference between the amount of his base salary and any disability payments he may be entitled to receive under any Company-sponsored disability plan.

     We employ Tanuja Murray, daughter-in-law of Francis W. Murray. Ms. Murray holds a law degree and is acting in the capacity of assistant to the Chairman. Ms. Murray earns $60,000 per year in addition to the regular employee benefits paid by the Company.

Item 14. Principal Accountant Fees and Services

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


                            Year Ended     Six Months Ended     Year Ended
                        December 31, 2006  December 31, 2005   June 30, 2005
                        -----------------  -----------------  -----------------
  Audit fees excluding
   audit related fees     $   35,000         $     41,378       $     57,199
  Audit related fees               0                    0                  0
                        -----------------  -----------------  -----------------
  Total audit and audit
   related fees               35,000               41,378             57,199
  Tax related fees (1)             0               17,395             22,856
  All other fees (2)           6,197                3,463             10,751
                        -----------------  -----------------  -----------------
  Total fees           $      41,197         $     62,236       $     90,806
                       ================== ================== ==================

(1) Tax fees include tax compliance, planning, research and return preparation services.

(2)  All other fees consisted of fees for other accounting services.

Pre-Approved Policies and Procedures

     The December 31, 2006 and 2005 audit services provided by Stockton Bates, LLP were approved by the Board of Directors as we do not currently have an audit committee. As we do not have an audit committee, we have not implemented any pre-approved policies and procedures related to the provision of audit and non-audit services.


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

     1. Financial Statements.

See index to Financial Statements at Item 8 on page 41 of this report.

     2. Financial Statement Schedules.


Schedule I
                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                             (Debtor-in-Possession)

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2006 AND 2005

                                     ASSETS


                                                      December 31,
                                              -----------------------------
                                                  2006            2005
                                              -----------     -------------
TOTAL CURRENT ASSETS                       $     154,946   $        89,788
                                              -----------     -------------
                                              -----------     -------------
TOTAL EQUIPMENT - Net                             77,046            83,539
                                              -----------     -------------
             TOTAL OTHER ASSETS                6,702,486        14,934,113
                                              -----------     -------------
                                              -----------     -------------
INVESTMENTS IN AND AMOUNTS DUE FROM
WHOLLY OWNED SUBSIDIARIES                         84,663        14,374,107
                                              -----------     -------------
TOTAL ASSETS                               $   7,019,141   $    29,481,547
                                              ===========     =============


                      LIBILITIES AND STOCKHOLDERS' EQUITY


                                              -----------     -------------
CURRENT LIABILITIES:                       $     381,937   $     2,668,506
                                              -----------     -------------
                                              -----------     -------------
LIABILITIES SUBJECT TO COMPROMISE:             3,322,157                 -
                                              -----------     -------------
                                              -----------     -------------
LONG-TERM DEBT - Net of Current Portion          790,000           543,657
                                              -----------     -------------
COMMITMENTS AND CONTINGENCIES                          -                 -
                                              -----------     -------------
STOCKHOLDERS' EQUITY:                          2,525,048        26,269,386
                                              -----------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   7,019,141   $    29,481,549
                                              ===========     =============


 See Notes to Consolidated Financial Statements.


                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.

                             (Debtor-in-Possession)

       CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
   FOR THE YEAR ENDED DECEMBER 30, 2006 AND THE SIX MONTHS ENDED DECEMBER 2005
                 AND FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                             STATEMENT OF OPERATIONS

                                                                                    Six Months
                                                                                      Ended
                                                                    December 31,    December 31,               June 30,
                                                                   -------------    -------------     ---------------------------
                                                                        2006             2005             2005           2004
                                                                   -------------    -------------     ------------   ------------
 OPERATING COSTS AND EXPENSES:                                   $   10,164,650  $     1,137,244   $    1,819,304  $   1,576,879
                                                                   -------------    -------------     ------------   ------------
                                                                   -------------    -------------     ------------   ------------
 OTHER INCOME (EXPENSE):                                             (1,962,902)        (441,256)        (259,571)      (928,278)
                                                                   -------------    -------------     ------------   ------------
 INCOME (LOSS) BEFORE TAX PROVISION
 AND EXTRAORDINARY ITEM                                             (12,127,552)      (1,578,500)      (2,078,875)    (2,505,157)
     Income Tax Expense                                                       -                -                -         76,500
                                                                   -------------    -------------     ------------   ------------
 INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            (12,127,552)      (1,578,500)      (2,078,875)    (2,581,657)
 EXTRAORDINARY ITEM -  Fees charged to related
    parties for Master Settlement Agreement ( Notes 15 & 21).                 -                -        4,000,000              -
                                                                   -------------    -------------     ------------   ------------
 INCOME (LOSS) BEFORE EQUITY IN NET INCOME (LOSS) OF SUBSIDIARIES   (12,127,552)      (1,578,500)       1,921,125     (2,581,657)
        Equity in Net Income (Loss) of Subsidiaries                 (13,386,287)     (10,654,485)      (3,821,160)    (4,218,373)
                                                                   -------------    -------------     ------------   ------------
 NET INCOME (LOSS)                                               $  (25,513,839) $   (12,232,985)  $   (1,900,035) $  (6,800,030)
                                                                   =============    =============     ============   ============

                             STATEMENT OF CASH FLOWS

                                                                   -------------    -------------     ------------   ------------
 CASH FLOWS (USED IN) OPERATING ACTIVITIES                       $     (995,357) $    (1,307,186)  $   (2,505,776) $    (873,302)
                                                                   -------------    -------------     ------------   ------------
                                                                   -------------    -------------     ------------   ------------
 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                    8,330         (162,600)          11,776       (417,236)
                                                                   -------------    -------------     ------------   ------------
                                                                   -------------    -------------     ------------   ------------
 CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES                  961,637        1,419,378        2,490,190      1,304,952
                                                                   -------------    -------------     ------------   ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (25,389)         (50,405)          (3,810)        14,414
        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    2,007            6,981           10,790         (3,625)
                                                                   -------------    -------------     ------------   ------------
        CASH AND CASH EQUIVALENTS AT END OF YEAR                 $      (23,382) $         2,007   $        6,981  $      10,790
                                                                   =============    =============     ============   ============


 See Notes to Consolidated Financial Statements.




3.   Exhibits.

     The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number                             Description
-------                            -----------

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

10.1 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed December 30, 2005)

10.2 $10,000,000 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 filed December 30, 2005)

10.3 Security Agreement, dated as of November 29, 2000, by and among Realen-Turnberry/Cherr Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 filed December 30,
     2005)

10.4 * Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

10.5 Master Lease dated as of July 6, 2004 among PDS Gaming Corporation, ITG Vegas, Inc. and ITG Palm Beach, LLC, together with Lease Schedules T-3, T-4 and T-5 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

10.6 Promissory Note of Soffer/Cherry Hill Partners, LP dated June 16, 2004, in the principal amount of $35,842,027 (incorporated by reference to Exhibit
     10.1 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

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

       Exhibit
       Number          Description
       -------         -----------

10.14 Advisory Agreement dated June 30, 2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC for financial consulting services.2005.(incorporated by reference to Exhibit 10.18 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.15 Amendment to the Advisory Agreement dated as of June 30, 2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC, dated July 12, 2005.(incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.16 Registration Rights Agreement entered into as of June 30, 2005 by and among International Thoroughbred Breeders, Inc. and the purchaser of the Company's Series B Convertible Preferred Stock.(incorporated by reference to Exhibit 10.20 to the Registrant's Current Report on Form 10- K dated June 30, 2005)

10.17 Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Palm Beach Princess entered into as of July 1, 2005 by and among Cruise Holdings I, LLC, the owner of the casino cruise ship Palm Beach Princess, Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc., as charterer of the vessel, and ITG Palm Beach, LLC.(incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 filed December 30, 2005)

10.18 Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Big Easy, entered into as of July 1, 2005 by and among Cruise Holdings II, LLC, the owner of the casino cruise ship Big Easy, Palm Beach Empress, Inc., Palm Beach Maritime Corporation, ITG Palm Beach, LLC, as charterer of the vessel, and ITG Vegas, Inc (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 filed December 30, 2005)

10.19 Loan and Security Agreement dated as of June 30, 2005 between PDS Gaming Corporation, Cruise Holdings I, LLC, Cruise Holdings II, LLC, Royal Star Entertainment, LLC, Riviera Beach Entertainment, LLC, ITG Vegas, Inc., ITG Palm Beach, LLC, as the Borrower, and International Thoroughbred Breeders, Inc., Palm Beach Maritime Corporation, Palm Beach Empress, Inc., International Thoroughbred Gaming Development Corporation, as Guarantor, for a loan in the amount of $29,313,888.96. (incorporated by reference to Exhibit 10.23 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.20 Preferred Mortgage on the Casino Cruise Ship Royal Star, dated June 30, 2005 by Royal Star Entertainment, LLC to PDS Gaming Corporation. (incorporated by reference to Exhibit 10.24 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.21 Guaranty Agreement made by International Thoroughbred Breeders, Inc. In favor of Palm Beach Empress, Inc. And Palm Beach Maritime Corporation as of June 30, 2005 for payment of all charter payments and expenses required to be paid by ITGV or ITGPB under their respective charters. (incorporated by reference to Exhibit 10.25 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.22 Guaranty Agreement made by International Thoroughbred Breeders, Inc., ITGDC, Palm Beach Empress, Inc. And Palm Beach Maritime Corporation, jointly and severally in favor of PDS Gaming Corporation as of June 30, 2005 for payment of all principal and interest and other costs required to be paid by borrower pursuant to the terms of the Loan Documents. (incorporated by reference to Exhibit 10.26 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.23 Promissory Note of Borrowers in favor of PDS Gaming Corporation dated June 30, 2005 in the amount of $29,313,888.96 (incorporated by reference to Exhibit 10.27 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

21   Subsidiaries.

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


       Exhibit
       Number          Description
       -------         -----------

32.2 Certification  pursuant to 18 U.S.C.  Section 1350,  as adopte  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------------------------------
* Constitutes a management contract or compensation plan.
# As filed as an exhibit herewith




                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bellmawr, New Jersey, this 17th day of April, 2007.

                         INTERNATIONAL THOROUGHBRED BREEDERS, INC.


                         By:/s/ Francis W. Murray
                            -----------------------------------------
                                Francis W. Murray
                                Chairman of the Board,
                                President and Chief Executive Officer

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                 Title                              Date
     ---------                 -----                              ----

     /s/ Francis W. Murray     Chairman of the Board, President   April 17, 2007
     ----------------------    and Chief Executive Officer
     Francis W. Murray         (Principal Executive Officer)


     /s/ Francis W. Murray     Chief Financial Officer            April 17, 2007
      ---------------------    (Principal Financial and
     Francis W. Murray         Accounting Officer)


     /s/ James J. Murray       Director                           April 17, 2007
     ----------------------
     James J. Murray

     /s/ Francis W. Murray     Director                           April 17, 2007
      ---------------------
     Francis W. Murray







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

 Dated: April 17, 2007


         /s/Francis W. Murray
         -----------------------
Name:    Francis W. Murray
Title:   Chief Executive Officer



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

 Dated: April 17, 2007


         /s/Francis W. Murray
         -----------------------
Name:    Francis W. Murray
Title:   Chief Executive Officer




                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of International Thoroughbred Breeders, Inc., a Delaware corporation (the "Company"), on Form 10-K for year ended December 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), Francis W. Murray, Chief Executive Officer and Chief Financial
Officer of the Company, does hereby certify, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: April 17, 2007


         /s/Francis W. Murray
         ---------------------------------
Name:    Francis W. Murray
Title:   Chief Executive Officer and Chief
         Financial Officer



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

10.1 Note Agreement between GSRT, LLC, and Realen-Turnberry/Cherry Hill, LLC, as Issuer, dated as of November 29, 2000. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed December 30, 2005)

10.2 $10,000,000 Promissory Note dated November 29, 2000, from Realen-Turnberry/Cherry Hill, LLC to GSRT, LLC. (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 filed December 30, 2005)

10.3 Security Agreement, dated as of November 29, 2000, by and among Realen-Turnberry/Cherr Hill, LLC, its sole member Realen-Turnberry/Cherry Hill Associates and GSRT, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 filed December 30,
     2005)

10.4 * Non-Qualified Stock Option Agreement dated January 7, 2002, between the Company and William H. Warner. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002)

10.5 Master Lease dated as of July 6, 2004 among PDS Gaming Corporation, ITG Vegas, Inc. and ITG Palm Beach, LLC, together with Lease Schedules T-3, T-4 and T-5 (incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated July 21, 2004)

10.6 Promissory Note of Soffer/Cherry Hill Partners, LP dated June 16, 2004, in the principal amount of $35,842,027 (incorporated by reference to Exhibit
     10.1 to the Registrant's Current Report on Form 8-K dated July 6, 2004)

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


Exhibit
Number                           Description
-------                          -----------

10.14 Advisory Agreement dated June 30, 2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC for financial consulting services.2005.(incorporated by reference to Exhibit 10.18 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.15 Amendment to the Advisory Agreement dated as of June 30, 2005 between International Thoroughbred Breeders, Inc. and MBC Global, LLC, dated July 12, 2005.(incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.16 Registration Rights Agreement entered into as of June 30, 2005 by and among International Thoroughbred Breeders, Inc. and the purchaser of the Company's Series B Convertible Preferred Stock.(incorporated by reference to Exhibit 10.20 to the Registrant's Current Report on Form 10- K dated June 30, 2005)

10.17 Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Palm Beach Princess entered into as of July 1, 2005 by and among Cruise Holdings I, LLC, the owner of the casino cruise ship Palm Beach Princess, Palm Beach Maritime Corporation, Palm Beach Empress, Inc., ITG Vegas, Inc., as charterer of the vessel, and ITG Palm Beach, LLC.(incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 filed December 30, 2005)

10.18 Amended and Restated Bareboat Charter and Option to Purchase of the Casino Cruise Ship, Big Easy, entered into as of July 1, 2005 by and among Cruise Holdings II, LLC, the owner of the casino cruise ship Big Easy, Palm Beach Empress, Inc., Palm Beach Maritime Corporation, ITG Palm Beach, LLC, as charterer of the vessel, and ITG Vegas, Inc (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 filed December 30, 2005)

10.19 Loan and Security Agreement dated as of June 30, 2005 between PDS Gaming Corporation, Cruise Holdings I, LLC, Cruise Holdings II, LLC, Royal Star Entertainment, LLC, Riviera Beach Entertainment, LLC, ITG Vegas, Inc., ITG Palm Beach, LLC, as the Borrower, and International Thoroughbred Breeders, Inc., Palm Beach Maritime Corporation, Palm Beach Empress, Inc., International Thoroughbred Gaming Development Corporation, as Guarantor, for a loan in the amount of $29,313,888.96. (incorporated by reference to Exhibit 10.23 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.20 Preferred Mortgage on the Casino Cruise Ship Royal Star, dated June 30, 2005 by Royal Star Entertainment, LLC to PDS Gaming Corporation. (incorporated by reference to Exhibit 10.24 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.21 Guaranty Agreement made by International Thoroughbred Breeders, Inc. In favor of Palm Beach Empress, Inc. And Palm Beach Maritime Corporation as of June 30, 2005 for payment of all charter payments and expenses required to be paid by ITGV or ITGPB under their respective charters. (incorporated by reference to Exhibit 10.25 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.22 Guaranty Agreement made by International Thoroughbred Breeders, Inc., ITGDC, Palm Beach Empress, Inc. And Palm Beach Maritime Corporation, jointly and severally in favor of PDS Gaming Corporation as of June 30, 2005 for payment of all principal and interest and other costs required to be paid by borrower pursuant to the terms of the Loan Documents. (incorporated by reference to Exhibit 10.26 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

10.23 Promissory Note of Borrowers in favor of PDS Gaming Corporation dated June 30, 2005 in the amount of $29,313,888.96 (incorporated by reference to Exhibit 10.27 to the Registrant's Current Report on Form 10-K dated June 30, 2005)

21   Subsidiaries.

31.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.


Exhibit
Number                             Description
-------                            -----------

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

---------------------------------------------------------
* Constitutes a management contract or compensation plan.
# As filed as an exhibit herewith



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                                   EXHIBIT 21

     The  following   table   indicates  the   subsidiaries   of   International
Thoroughbred Breeders, Inc. and their states of incorporation. All of such subsidiaries are wholly owned.

Name                                                    State of Incorporation
----                                                    ----------------------
Atlantic City Harness, Inc.                             New Jersey
Broadwater Real Estate, LLC                             Delaware
Circa 1850, Inc.                                        New Jersey
Cruise Entertainment, LLC                               Delaware
Garden State Race Track, Inc.                           New Jersey
GMO Travel, Inc.                                        Florida
GSRT, LLC                                               Delaware
Holdfree, Inc.                                          New Jersey
International Thoroughbred Gaming
 Development Corporation                                New Jersey
ITB Management, Inc.                                    New Jersey
ITB Racing, Inc.                                        Delaware
ITB Realty, Inc.                                        Florida
ITG Brazil, Inc.                                        Delaware
ITG Guatemala, LLC                                      Delaware
ITG Palm Beach, LLC                                     Delaware
ITG Panama, S. A.                                       Republic of Panama
ITG Peru, LLC                                           Delaware
ITG Vegas, Inc                                          Nevada
ITG Venezuela, Inc.                                     Delaware
Leo Equity Group, Inc.                                  Florida
Olde English Management Inc.                            New Jersey
Orion Casino Corporation                                Nevada
Palm Beach Entertainment, Inc.                          Delaware
Premier Lottery Co., LLC                                Delaware
Riviera Beach Entertainment, LLC                        Delaware
Royal Star Entertainment, LLC                           Delaware
South America Thoroughbred Company, LLC                 Delaware