Form 10-Q
period 2007-03-31
INTERNATIONAL THOROUGHBRED BREEDERS INC
filed 2007-05-18
CIK 320573

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2007
                               -------------------------------------------------
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

             Class                          Outstanding at May 1, 2007
-----------------------------             ------------------------------
Common Stock, $2.00 par value                    11,367,487 Shares

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             (DEBTOR-IN-POSSESSION)
                                    FORM 10-Q

                                QUARTERLY REPORT
                    for the Three Months ended March 31, 2007
                                   (Unaudited)


                                TABLE OF CONTENTS

                                                                       PAGE
                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements:

         Consolidated Balance Sheets
                  as of March 31, 2007 and December 31, 2006............1-2

         Consolidated Statements of Operations
                  for the Three Months ended March 31, 2007 and 2006....3

         Consolidated Statement of Stockholders' Equity
                  for the Three Months ended March 31, 2007.............4

         Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 2007 and 2006....5

         Notes to Consolidated Financial Statements.....................6-19

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........20-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk......30

Item 4. Controls and Procedures.........................................30

                                    PART II.
                                OTHER INFORMATION

Item 6. Exhibits  ......................................................31

SIGNATURES        ......................................................32

CERTIFICATIONS..........................................................33-35

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

                                     ASSETS

                                                                  March 31,
                                                                    2007           December 31,
                                                                 (UNAUDITED)          2006
                                                               ---------------   ---------------
 CURRENT ASSETS:
      Cash and Cash Equivalents                                $    1,628,550    $      871,236
      Accounts Receivable                                             280,938           335,500
      Prepaid Expenses                                              2,090,332         1,520,613
      Other Current Assets                                            199,730           153,136
      Assets of Discontinued Operations                                   436               436
                                                               ---------------   ---------------
           TOTAL CURRENT ASSETS                                     4,199,986         2,880,921
                                                               ---------------   ---------------


 VESSELS & EQUIPMENT
      Vessel - Palm Beach Princess - under Capital Lease           17,500,000        17,500,000
      Equipment                                                     4,008,459         3,912,135
      Leasehold Improvements                                          921,899           921,899
      Vessel - Big Easy - under Capital Lease - Not in Service     20,305,348        20,305,348
      Vessel - Royal Star - Not Placed in Service                   3,054,735         3,054,735
                                                               ---------------   ---------------
                                                                   45,790,441        45,694,117
      LESS: Accumulated Depreciation and Amortization               7,081,967         6,562,315
                                                               ---------------   ---------------
           TOTAL VESSELS & EQUIPMENT - NET                         38,708,474        39,131,802
                                                               ---------------   ---------------


 OTHER ASSETS:
      Notes Receivable                                              5,300,000         5,300,000
      Vessel Deposits - Related Parties                             9,733,136         9,733,136
      Deposits and Other Assets - Related Parties                   2,996,302         2,978,340
      Deposits and Other Assets - Non-Related Parties                 937,236           993,191
      Spare Parts Inventory                                           997,187         1,018,332
                                                               ---------------   ---------------
           TOTAL OTHER ASSETS                                      19,963,861        20,022,999
                                                               ---------------   ---------------


 TOTAL ASSETS                                                  $   62,872,321    $   62,035,722
                                                               ===============   ===============


 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,
                                                                     2007             December 31,
                                                                  (UNAUDITED)            2006
                                                               -------------------   -------------
 CURRENT LIABILITIES:
      Accounts Payable                                         $          408,035    $    213,206
      Accrued Expenses                                                  1,898,549       1,655,542
      Liabilities of Discontinued Operations                              417,800         415,400
                                                               -------------------   -------------
           TOTAL CURRENT LIABILITIES                                    2,724,384       2,284,148


 LIABILITIES SUBJECT TO COMPROMISE:
      Notes Payable PDS                                                38,334,810      35,429,982
      Equipment Operating Lease Payable - PDS                           2,125,530       2,125,530
      Notes Payable                                                       888,639         888,639
      Accounts Payable & Accrued Expenses                               9,395,549       9,396,731
      Vessel Capital Lease Payable - Long Term Portion -
       Related Party                                                    3,500,000       3,500,000
      Deferred Interest                                                 1,239,618       1,239,618
      Accrued Expenses -Bareboat  Charter - Related Party               2,071,532       1,531,472
      Related Party Liabilities                                         1,691,898       1,626,828
                                                               -------------------   -------------
           TOTAL LIABILITIES SUBJECT TO COMPROMISE:                    59,247,576      55,738,800
                                                               -------------------   -------------

           TOTAL LIABILITIES                                           61,971,960      58,022,948
                                                               -------------------   -------------

 DEFERRED INCOME                                                        1,469,810       1,487,726

 COMMITMENTS AND CONTINGENCIES                                                  -               -

 STOCKHOLDERS' EQUITY:
      Series A Preferred Stock, $100 Par Value,
         Authorized 500,000 Shares, 362,844
         Issued and Outstanding                                        36,284,375      36,284,375
      Series B Convertible Preferred Stock, $10 Par Value,
         Authorized 500,000 Shares, 500,000
         Issued and Outstanding                                         5,000,000       5,000,000
      Common Stock, $2 Par Value, Authorized 25,000,000 Shares,
        12,282,564,  Issued and Outstanding                            24,565,125      24,565,125
      Capital in Excess of Par                                         24,232,083      24,232,083
      (Deficit)                                                       (90,193,494)    (87,098,997)
                                                               -------------------   -------------
                                                                         (111,911)      2,982,586
      LESS:
         Treasury Stock, 915,077 Shares                                  (457,538)       (457,538)

                                                               -------------------   -------------
           TOTAL STOCKHOLDERS' EQUITY                                    (569,449)      2,525,048

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       62,872,321    $ 62,035,722
                                                               ===================   =============


 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

                                                                March 31,
                                                     --------------------------------
                                                           2007               2006
                                                     ---------------   --------------
 OPERATING REVENUES:
      Gaming                                         $    6,578,907    $   7,853,325
      Fare                                                  588,668          961,016
      On Board                                              376,436          428,032
      Other                                                 176,675          151,223
                                                     ---------------   --------------
           NET OPERATING REVENUES                         7,720,686        9,393,596
                                                     ---------------   --------------

 OPERATING COSTS AND EXPENSES:
      Gaming                                              2,300,278        3,207,918
      Fare                                                  745,788          794,972
      On Board                                              193,692          242,451
      Maritime & Legal Expenses                           1,964,175        2,760,359
      General & Administrative Expenses                     680,317          855,612
      General & Administrative Expenses - Parent            419,367          607,864
      Ship Carrying Costs - Big Easy                        458,740                -
      Ship Carrying Costs - Royal Star                      114,303          385,956
      Development Costs - Other                              23,348           73,074
      Depreciation & Amortization                           602,417        1,055,418
      Loss on Impairment of Assets                                -          400,000
      Bankruptcy Costs                                      112,250                -
                                                     ---------------   --------------
           TOTAL OPERATING COSTS AND EXPENSES             7,614,675       10,383,624
                                                     ---------------   --------------

 OPERATING INCOME (LOSS)                                    106,011         (990,028)
                                                     ---------------   --------------

 OTHER INCOME (EXPENSE):
      Interest and Financing Expenses                    (2,664,107)      (1,984,440)
      Interest and Financing Expenses - Related Party      (540,060)        (550,965)
      Cost of Warrants Granted for Financing                      -         (493,300)
      Interest Income                                         3,659              649
      Interest Income Related Parties                             -           71,785
                                                     ---------------   --------------
           TOTAL OTHER INCOME (EXPENSE)                  (3,200,508)      (2,956,271)
                                                     ---------------   --------------

 (LOSS) BEFORE TAX PROVISION                             (3,094,497)      (3,946,299)
       Income Tax Expense                                         -                -
                                                     ---------------   --------------

 NET (LOSS)                                          $   (3,094,497)   $  (3,946,299)
                                                     ===============   ==============

 BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:   $        (0.27)   $       (0.35)
                                                     ===============   ==============

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING - Basic and Diluted               11,367,487       11,367,487
                                                     ===============   ==============

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                  (UNAUDITED)

                                          Series A             Series B Convertible
                                          Preferred                 Preferred                 Common
                                  -------------------------  ----------------------  -------------------------
                                  Number of                  Number of                Number of
                                  Shares         Amount      Shares        Amount     Shares          Amount
                                  ----------   ------------  --------   -----------  -----------  ------------
BALANCE - DECEMBER 31, 2006         362,844    $36,284,375   500,000    $5,000,000   12,282,564   $24,565,125
   Warrants Issued as Compensation        -              -         -             -            -             -
Net (Loss) for the Three Months
   Ended March 31, 2007                   -              -         -             -            -             -

                                  ----------   ------------  --------   -----------  -----------  ------------
BALANCE - MARCH 31, 2007            362,844    $36,284,375   500,000    $5,000,000   12,282,564   $24,565,125
                                  ==========   ============  ========   ===========  ===========  ============

                                    Capital                         Treasury
                                    in Excess                       Stock
                                    of Par          (Deficit)       At Cost       Total
                                  --------------  --------------- ------------  -----------
BALANCE - DECEMBER 31, 2006         $24,232,083   $  (87,098,997) $  (457,538)  $2,525,048
   Warrants Issued as Compensation            -                -            -            -
Net (Loss) for the Three Months
   Ended March 31, 2007                       -       (3,094,497)           -   (3,094,497)

                                  --------------  --------------- ------------  -----------
BALANCE - MARCH 31, 2007            $24,232,083   $  (90,193,494) $  (457,538)  $ (569,449)
                                  ==============  =============== ============  ===========

See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                                AND SUBSIDIARIES

                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                  (UNAUDITED)

                                                                              March 31,
                                                                   -----------------------------
                                                                        2007          2006
                                                                   -------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      (LOSS) BEFORE DISCONTINUED OPERATIONS                        $ (3,094,497)   $ (3,946,299)
      Adjustments to reconcile income (loss)
          to net cash (used in)provided by
          operating activities:
           Depreciation and Amortization                                602,417       1,055,418
           Expense of Options/Warrants Granted                                -         493,300
           Impairment of Assets                                               -         400,000
           Interest Added to Capital Lease Debt - PDS                 2,538,270               -
           Increase (Decrease) in Deferred Income                       (17,916)        (17,915)
           Changes in Operating Assets and Liabilities -
              (Increase) Decrease in Accounts Receivable                 69,477         (10,269)
              (Increase) Decrease in Other Assets                       (46,595)        307,248
              (Increase) Decrease in Prepaid Expenses                  (569,719)       (795,602)
              Increase (Decrease) in Accounts
                Payable and Accrued Expenses                          1,326,413       2,392,521
                                                                   -------------   -------------
      CASH (USED IN) OPERATING ACTIVITIES BEFORE
         DISCONTINUED OPERATIONS                                        807,850        (121,598)
      CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES                  2,400           2,400
                                                                   -------------   -------------
      NET CASH (USED IN) OPERATING ACTIVITIES                           810,250        (119,198)
                                                                   -------------   -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                                               (75,179)        (45,901)
     (Increase) Decrease in Other Investment Activity                    55,955         (27,192)
     (Increase) in Other Investment Activity - Related Party                  -        (242,956)
                                                                   -------------   -------------
      NET CASH (USED IN) INVESTING ACTIVITIES                           (19,224)       (316,049)
                                                                   -------------   -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Funds Received from PDS Notes & Other Lenders                            -         124,883
     Advances (Paid) Received (to) From Related Parties                  (9,609)       (683,097)
     Principal Payments on Short Term Notes                             (24,103)        (41,311)
     Principal Payments on Long Term Notes                                    -         (26,715)
     Decrease in Balances Due to/from Discontinued Subsidiaries           2,400           2,400
                                                                   -------------   -------------
      CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
        BEFORE DISCONTINUED FINANCING ACTIVITIES                        (31,312)       (623,840)
      CASH (USED IN) DISCONTINUED FINANCING ACTIVITIES                   (2,400)         (2,400)
                                                                   -------------   -------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (33,712)       (626,240)
                                                                   -------------   -------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   757,314      (1,061,487)
           LESS CASH AND CASH EQUIVALENTS  FROM
             DISCONTINUED OPERATIONS                                          -             336
      CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD              871,236       1,846,239
                                                                   -------------   -------------

      CASH AND CASH EQUIVALENTS AT END OF THE PERIOD               $  1,628,550    $    785,088
                                                                   =============   =============

      Supplemental Disclosures of Cash Flow Information:
           Cash paid during the period for:
           Interest                                                $      9,086    $      8,276
           Income Taxes                                            $          -    $          -

     Supplemental Schedule of Non-Cash Investing and Financing Activities:
     During the Three Months Ended March 31, 2007, the PDS interest expense for the period in the amount of $2,538,270 added to the principal balance of the respective leases.

 See Notes to Consolidated Financial Statements.

                    INTERNATIONAL THOROUGHBRED BREEDERS, INC
                                AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     Although we filed a timely motion to extend the exclusive period for the Debtors to file a plan(s) of reorganization, our largest secured lender, PDS Gaming Corporation, filed a motion on April 11, 2006 objecting to the proposed extension. If the exclusivity period is not extended, other parties in interest, including the Creditor's Committee, the secured lender or other creditors could file a plan of reorganization. The companies have reached an agreement that will give the companies and the Official Committee of Unsecured Creditors the exclusive right to file a Chapter 11 plan through August 1, 2007, subject, however, to the qualification that PDS and one other specified group of creditors will also have the right to file a plan upon the earlier of June 21, 2007, or the filing of a plan or motion seeking approval of a sale or refinance transaction to which PDS objects.

     A financial institution has provided a commitment for a secured loan to fund the majority of the proceeds needed to create a new special purpose subsidiary to own and operate the Palm Beach Princess business, with the proceeds from the financing to be used to pay existing creditors and provide working capital to the Princess business. Such commitment will be subject to Bankruptcy Court approval, an additional equity infusion, and satisfactory loan documentation.

     We are in the process of negotiating a series of transactions that will allow for the redeployment of the Big Easy to a foreign jurisdiction. We anticipate receiving a term sheet for a secured loan from a financial institution in order to fund a portion of the proceeds necessary to fund a special purpose affiliate of the company to own and operate the Big Easy in this foreign location. We anticipate that the term sheet will be subject to an additional equity investment from a third-party, successful negotiation of operating agreements and satisfactory loan documentation. Closing of the transactions will also be subject to bankruptcy court approval. Proceeds from the transaction will be used to pay existing creditors and provide working capital, including funding start up and relocation expenses, to the Big Easy business. No assurances can be given that we will be successful in these negotiations.

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

     Using the funding provided by the PDS Transactions and working capital, our subsidiary, ITG Palm Beach, LLC, began making alterations, retrofits and improvements to a second vessel, the Big Easy, to prepare it for use as a casino cruise ship. After numerous delays caused by start up problems and hurricane Wilma, we began limited regular passenger service also from the Port of Palm
Beach, Florida on November 12, 2005. On February 1, 2006 we indefinitely suspended operations of the Big Easy after two and one half months of operations because the Coast Guard removed the vessel's Certificate of Inspection until the installation of an insulating bulkhead was completed. The February 1, 2006 Coast Guard decision was the last in a series of unforeseen business circumstances which limited management's ability to introduce the Big Easy to the market and necessitated the suspension of Big Easy commercial cruise operations indefinitely.

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

     (E) Accounting Periods - The subsidiary which operates the Palm Beach Princess ends its quarterly accounting periods on the last Sunday of each quarter. These end of the week cut offs create more comparability of the Company's operations, by generally having an equal number of weeks (13) and week-end days in each quarter. From time to time an additional week is included in our accounting period.

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

     (H) Depreciation and Amortization - Depreciation of property and equipment were computed by the straight-line method at rates adequate to allocate their cost or adjusted fair value in accordance with U. S. generally accepted accounting principles over the estimated remaining useful lives of the respective assets. Amortization expense includes the write off of major vessel repairs and maintenance work completed at dry dock period. These expenses are written off during a two year period following the dry dock period. For the quarter ended March 31, 2007 and 2006, the amortized expense was $82,765 and $84,635.

     As a result of the PDS transactions we are leasing the vessel M/V Palm Beach Princess and the Big Easy under capital lease arrangements. The Company began depreciating the M/V Palm Beach Princess during our previous fiscal year end of June 30, 2005 and began depreciating the Big Easy when it was placed in service on October 18, 2005. As a result of the Big Easy being removed from service during the quarter ended March 31, 2006 and the unlikelihood that the vessel will be returned to service in the immediate future, we suspended depreciating the vessel.

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

     (I) Net Assets of Discontinued Operations - At March 31, 2007 and 2006, the remaining net assets and liabilities of Garden State Park and Freehold Raceway were classified as "Assets of Discontinued Operations." and "Liabilities of Discontinued Operations."

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

     In December, 2004, the FASB issued Statement No. 123 (revised 2004), "Stock-Based Payment" (SFAS 123R). This statement replaces SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R is now effective for public companies for the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. In accordance with the new rule, the Company will begin to expense the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, effective July 1, 2005. Until July 1, 2005 the Company accounted for stock option grants using the intrinsic-value method in accordance with APB 25. Under the intrinsic-value method, because the exercise price of the stock options granted was equal to or greater than the market price of the underlying stock on the date of the grant, no compensation expense was recognized. No options were granted during the year ended December 31, 2006 or quarter ended March 31, 2007.

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

(3)  DESCRIPTION OF LEASING ARRANGEMENTS

     The Company and several of its subsidiaries have entered into charter transactions for two vessels and lease transactions for equipment placed on three vessels.

     The charter for the Palm Beach Princess, which is currently in service, has been accounted for as a capital lease. Principal payments on the Palm Beach Princess portion of the loan ($14 million) will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. Depreciation expense will be recorded for the Palm Beach Princess using an estimated useful life of 20 years. Charter hire fees of $50,000 per month plus 1% of gross revenues of the Palm Beach Princess have been accounted for as additional interest expense to related parties and will be expensed as incurred. The lease for the gaming equipment currently aboard the vessels and the lease for new gaming equipment will be accounted for as an operating lease.

     We also charter the Big Easy and lease gaming equipment aboard that vessel. As a result of the June 30, 2005 PDS transaction and the Amended and Restated Bareboat Charter and Option to Purchase Agreement with Cruise II, a company controlled by Francis W. Murray, we have accounted for the Big Easy charter as a capital lease. Principal payments on the Big Easy portion of the PDS loan of $12.6 million will reduce the capital lease purchase liability and the interest portion of each monthly payment will be expensed. Charter hire fees of $100,000 per month have been accounted for as additional interest expense to related parties and will be expensed as incurred. The transaction also permits the Company to purchase the Big Easy for the appraised value of the vessel which shall be determined upon the refitting and refurbishing of the vessel. The Company has determined the value of the Big Easy by capitalizing the total of:
1) the costs it had incurred for  improvements  it had made to the Big Easy; and
2) the present value of the payments required under the PDS Gaming loans on the date we recorded the capital lease.

     We also were leasing the gaming equipment aboard the vessel, Royal Star. In November 2006 this lease was terminated.

     Vessels, plant and equipment at March 31, 2007 include the following amounts for capitalized leases:


Vessel, Palm Beach Princess                  $      17,500,000
Vessel, Big Easy                                    20,305,348
                                             -----------------
Less: allowance for depreciation                    (3,379,187)
                                             -----------------
Capital Leases                               $      34,426,161
                                             =================

     The following is a schedule of capital lease liabilities due at March 31, 2007:

                                                   March 31, 2007
                                      ---------------------------------------
Vessel                                  Short-Term   Long-Term       Total
------------------------------------- ------------- ----------- -------------
Palm Beach Princess                   $  17,449,263 $         - $  17,449,263
Big Easy                                 16,311,612           -    16,311,612
Royal Star                                3,590,063           -     3,590,063
                                      ------------- ----------- -------------
Amount due to PDS for vessels            37,350,938           -    37,350,938
Less: Royal Star Note shown in Notes
 Payable (See Note 10)                   (3,590,063)          -    (3,590,063)
Fair Market Valuation -
 Palm Beach Princess                              -   3,500,000     3,500,000
                                      ------------- ----------- -------------
Total Short and Long Term
 Vessel Leases Payable                $  33,760,875 $ 3,500,000 $  37,260,875
                                      ============= =========== =============

(4)  SERIES B PREFERRED STOCK

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

     The Series B Preferred Stock will automatically be converted into common stock upon the effective date of a Registration Statement covering the common shares issuable upon conversion which was filed with the Securities and Exchange Commission on December 30, 2005. The initial conversion price is $2.00 per share of common stock, declining by $.02 for each full calendar quarter elapsing from July 1, 2005 to the date on which the conversion shall occur. Upon conversion, each share of Series B Preferred Stock will be converted into a number of shares of common stock determined by dividing the subscription price, $15.00 per share, by the conversion price then in effect. The Company will need to file an Amended Form S-1 in the future and if the registration statement becomes effective during the quarter ended December 31, 2008, the conversion price will be $1.82 and the outstanding Series B Preferred Stock will be convertible into 4,120,880 shares of additional new common shares.

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

     (C) Impairment of Cherry Hill Notes

     Subsequent to December 31, 2006, the Company began negotiations to sell the Cherry Hill Notes. Although these transactions have not consummated before the filing of the Company's Form 10-K on April 17, 2007, the observable market price representing the fair value of these notes is substantially lower than the carrying values on our books. In prior years, the fair value and the collectability of these notes determined by financial statements and financial projections by the developer of the property based upon the future development of the site incorporating our office park and hotel. Recent economic conditions have forced the developer to reconsider their plans for the remaining property which resulted in cash flow projections for the property being substantially lower than in prior years. As a result of our recent negotiations to sell the Cherry Hill Notes the Company recorded an impairment loss on the two Cherry Hill Notes of $9,378,651 as of December 31, 2006 to more fully reflect the observable market value of the loans.

(6)  VESSEL DEPOSITS AND DEPOSITS AND OTHER ASSETS - RELATED PARTIES

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

     (B) Deposits and Other Assets - Related  Parties and Allowance for Doubtful
Accounts:

     Mr. Murray (through OC Realty) is participating in the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida, which has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. As of March 31, 2007, we had lent $2,784,394 in total to the project. These loans will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for up to three times our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $14 million (at present) and, second, construction financing expected to amount to $25 to $30 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. At December 31, 2006, we assessed the collectability of the advances made to OC Realty based on comparable sales of like units in the marketplace which suggested a weakening of the real estate market for condominium projects in the Fort Lauderdale area. Therefore, at December 31, 2006 we recorded an allowance for doubtful accounts on the OC Realty project of $2,235,325 to more fully reflect the observable market value of the loans.


                                                       March 31,   December 31,
                                                         2007          2006
                                                    ------------ -------------
Loans to the Ft Lauderdale Project (OC Realty, LLC) $  2,784,394 $   2,784,394
Goodwill on Purchase of GMO Travel                       193,946       193,946
Other Deposits                                            17,962             -
                                                    ------------ -------------
Total Deposits and Other Assets - Related Parties   $  2,996,302 $   2,978,340
                                                    ============ =============

(7)  DEPOSITS AND OTHER ASSETS - NON RELATED PARTIES

     The following items are classified as deposits and other assets - non-related parties:

                                                      March 31,   December 31,
                                                         2007        2006
                                                    ----------- --------------
Long-Term Prepaid Loan Costs - Net of amortization  $   683,692 $      700,333
Port Lease Rights                                       250,000        250,000
Other Misc. Assets                                        3,544         42,858
                                                    ----------- --------------
         Total                                      $   937,236 $      993,191
                                                    =========== ==============

(8)  VESSELS AND EQUIPMENT

     Vessels  owned  and/or  leased  and  equipment  consist  of the  following:
Depreciation is being computed over the estimated remaining useful lives as indicated using the straight-line method. Depreciation on the Big Easy was suspended during the March 2006 quarter.

                                 Estimated Useful      March 31,   December 31,
                                  Lives in Years         2007          2006
-------------------------------  ---------------- --------------  -------------
Leased Vessel -
  Palm Beach Princess                  20         $   17,500,000  $  17,500,000
Leased Vessel - Not in Service -
  Big Easy                             N/A            20,305,348     20,305,348
Vessel Not Placed in Service -
  Royal Star                           N/A             3,054,735      3,054,735
Equipment                              5-15            4,008,459      3,912,135
Leasehold Improvements                 15-40             921,899        921,899
                                                  --------------  -------------
Total                                                 45,790,441     45,694,117

Less Accumulated Depreciation
  and Amortization                                    (7,081,967)    (6,562,315)
                                                  --------------  -------------
                                                  $   38,708,474  $  39,131,802
                                                  ==============  =============

(9)  LIABILITIES SUBJECT TO COMPROMISE

     As discussed in Note 1, International Thoroughbred Breeders, Inc. has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since December 4, 2006. The Company has been authorized by the Bankruptcy Court overseeing the proceeding to operate its business in the ordinary course.

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

(10) NOTES AND MORTGAGES PAYABLE

     (a) Notes and Mortgages Payable - Subject to Compromise

     Notes and Mortgages Payable Subject to Compromise are summarized below. The capital lease transactions with PDS other than the Royal Star loan are carried under lease liabilities.

                                                    March 31, 2007         December 31, 2006
                                  Interest %   -----------------------  ----------------------
                                  Per Annum      Current    Long-Term     Current    Long-Term
                                  -----------  -----------  ----------  -----------  ---------
International Thoroughbred
Breeders, Inc.:

PDS Gaming (A)                            20%  $   541,102  $      -0-  $   541,102  $     -0-
Francis X. Murray (B)                      8%      382,864         -0-      382,864        -0-
William H. Warner (B)                     12%       37,000         -0-       37,000        -0-
MBC Global (C)                             9%      200,000         -0-      200,000        -0-
Westminister Investments (C)               9%      150,000         -0-      150,000        -0-
Ryan Moore Trust (C)                       9%       25,000         -0-       25,000        -0-
James B. Moore Trust (C)                   9%       25,000         -0-       25,000        -0-
Other                                 Various       38,654         -0-       38,654        -0-

ITG Vegas, Inc.:

PDS Gaming (A)                        various   34,173,092         -0-   31,617,252        -0-
PDS Gaming (A)                          22.5%    3,620,616         -0-    3,271,628        -0-
International Game Technology (D)          8%      404,928         -0-      404,928        -0-
Others                                Various       45,057         -0-       45,057        -0-
                                               -----------  ----------  -----------  ---------
Totals                                          39,643,313         -0-   36,738,485        -0-

PDS Gaming (A)                                 (38,334,810)        -0-  (35,429,982)       -0-
                                               -----------  ----------  -----------  ---------
Related Party Notes                               (419,864)        -0-     (419,864)       -0-
                                               -----------  ----------  -----------  ---------
Totals                                         $   888,639  $      -0-  $   888,639  $     -0-
                                               ===========  ==========  ===========  =========

         (A) On June 30, 2005, we entered into various loan agreements with our primary lender, PDS, which had the effect of reclassing our capital leasing arrangements on two vessels to promissory notes. At March 31, 2007, the outstanding balance represents the unpaid principal, interest and fees added to the debt, subject to compromise, on the vessel promissory notes was $34,068,272 at various interest rates. In accounting for the add-on financing, we applied guidance as set forth in EITF 96-19, "Debtor's Accounting for a Modification of Exchange of Debt Instruments". We believe this add-on financing was a modification of the existing debt rather than an extinguishment of the old debt. The present value of the cash flows required to fund the new debt has not increased by more than 10%. Therefore, in accordance with EITF 96-19 the new debt has been treated as an exchange or modification of the debt. We did not write off any deffered financing costs which were on the books at that time.

     On December 9, 2005, the Company executed and delivered a promissory note in the original principal amount of $541,102 to PDS Gaming. The proceeds of the note were used to make our December 9, 2005 interest payment due on the PDS Transactions. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $20 million at which time the interest rate will be reduced to 15%. At March 31, 2007, accrued interest on the debt is $104,820.

     On January 5, 2005, the Company and its subsidiary, Royal Star Entertainment, LLC ("RSE"), executed and delivered a promissory note in the original principal amount of $2,850,000 (the "Note"). The Note is secured by RSE's Preferred Ship Mortgage. The lender and holder of the Note and Mortgage is Cruise Holdings IV, LLC, an affiliate of PDS Gaming Corporation. At closing, RSE paid a closing fee to the lender in an amount equal to $78,375 or 2.75% of the principal amount of the Note. The proceeds of the Loan were used to make improvements to the vessel Royal Star or to the vessel Big Easy. The Note was originally due on January 17, 2006, however, the PDS re-financing completed on June 30, 2005 extended the terms of this note to July 1, 2009. The interest rate is 20% until such time as the annualized EBITDA for the various vessels operated by the Company reach $17 million at which time the interest rate will be reduced to 15%. We are currently paying a default interest rate of 22.5%. At March 31, 2007, the balance represents the unpaid principal, interest and fees added to the debt totaling $3,620,616.

     (B) On March 1, 2003, we issued a promissory note for a line of credit bearing interest at 8% to Francis X. Murray. At March 31, 2007 the outstanding balance on the line of credit was $382,864 and accrued interest was $45,216. In fiscal 2003 and fiscal 2005, we issued promissory notes for $24,000 and $13,000 respectively, bearing interest at 12% to William H. Warner, Secretary of the Company. The proceeds from both notes were used for working capital.

     (C) On November 9, 2005, we borrowed $400,000 from four (4) private parties and agreed to issue our promissory notes evidencing the loans. In consideration of the loans we also agreed to issue 3-year warrants to purchase 100,000 shares, in the aggregate of our common stock, exercisable at $2.50 per share. The loans, bearing interest at 9% per year, and the principal were due on December 9, 2005. The terms of the note required the Company to issue penalty warrants on December 9, 2005 to purchase 100,000 shares of our common stock at an exercise price of $2.50 per share. Furthermore, if the notes are not paid by the 9th day of each month thereafter, we are required to issue additional penalty warrants to purchase 200,000 shares of common stock at the lesser of $2.50 per share or the then current market price per share for each month beginning January 9, 2006 until these notes are paid. As of December 31, 2006, we have reserved or issued warrants for the issuance of 2.4 million shares of common stock as a result of this borrowing. Proceeds of the loans were used to pay interest then due on our secured indebtedness for borrowed money to PDS Gaming Corporation. Due to our Bankruptcy filing we have not accrued interest on the notes or issued additional penalty warrants.

     (D) On December 22, 2003, ITG Vegas, Inc. issued a twenty-four month promissory note in the amount of $231,716 bearing interest at 8.5% to International Game Technology for the purchase of gaming equipment. A payment of $30,000 was paid on delivery of the equipment and 24 consecutive monthly installments of $10,532.85 were to be paid on the balance. In March 2005, ITG Vegas, Inc. issued an additional thirty month promissory note in the amount of $387,463 bearing interest at 8.15% to International Game Technology for the purchase of fully reconditioned gaming equipment. Thirty consecutive monthly installments of $14,319.49 were to be paid on the balance. At March 31, 2007 and December 31, 2006, the principal balance on the two notes to International Game Technology was $404,928 which was classified as short term. At March 31, 2007 and December 31, 2006 the balance on the notes includes past due payments. The Company is negotiating new terms under these notes and if unsuccessful the creditor may seek to enforce payment of the notes.

     (b) Notes and Mortgages Payable - Not subject to Compromise

     In connection with the January 28, 1999 lease transactions for the Garden State Park facility, the Company purchased a liquor license located at Garden State Park owned by an unaffiliated third party, Service America Corporation (the "Holder"), for $500,000 financed by a five (5) year promissory note at a 6% interest rate. Yearly principal payments of $80,000 plus interest were due on December 28, 2002 and December 28, 2003 and have not been paid. The Company has been unsuccessful in negotiating new terms under this note and the creditor may seek to enforce payment of the note. In additional to the principal amount due of $160,000 the accrued but unpaid interest is approximately $42,000 as of December 31, 2006 and $46,000 as of March 31, 2007. These amount are classified in the Liabilities of Discontinued Operations in the current liability section of the Balance Sheet.

(11) RELATED PARTY DEBT

     The following schedule represents related party debt (See Footnote 15 - Related Party Transactions):

                                          March 31, 2007     December 31, 2006
                                       -------------------- --------------------
                                        Short-     Long-     Short-     Long-
                                          Term      Term      Term      Term
                                       -------- ----------- -------- -----------
Accrued Wages due to and
 Advances  from Francis W. Murray      $      0 $   899,318 $      0 $   808,164
Accrued Expenses Subject to Compromise        0     792,580        0     818,664
Accrued Bareboat Charter Fees                 0   2,071,532        0   1,531,472
                                       -------- ----------- -------- -----------
         Total Debt - Related Parties  $      0 $ 3,763,430 $      0 $ 3,158,300
                                       ======== =========== ======== ===========

(12) LEGAL PROCEEDINGS

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

     Through our subsidiary, Royal Star Entertainment LLC, we had negotiated with the Port of Palm Beach District a second agreement that would permit us to operate the Big Easy in passenger service from the Cruise Terminal at the Port, with certain berthing and scheduling priorities. The initial term of this agreement was five years from the date of commencement of sailings by the Big Easy from the Port, with subsequent renewal options of four and three years. We were required to commence sailings on or before October 31, 2005. Due to the suspension of the Big Easy operations, the Port of Palm Beach District voted on April 10, 2006 to terminate this agreement, and on April 19, 2006 the District filed suit in Florida Circuit Court for declaratory judgement of termination of the agreement and for other relief. Royal Star Entertainment, LLC filed its answer denying that the District was entitled to terminate the agreement. This lawsuit was stayed upon Royal Star Entertainment, LLC's filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on December 4, 2006, and will be adjudicated in the course of our reorganization.

     On November 17, 2006 a Complaint was filed in the United States District Court for the Northern District of Illinois by Westminster Investments, LLC and certain other plaintiffs against International Thoroughbred Breeders, Inc., its Chairman Francis W. Murray, its Vice President Scott Kaplan, and its subsidiary ITG Vegas' Chief Executive Officer Francis X. Murray, alleging non-payment to the plaintiffs by International Thoroughbred Breeders of a promissory note dated November 9, 2005 in the amount of four hundred thousand dollars plus interest, and alleging fraud by the individual defendants in connection with the promissory note. This lawsuit was stayed against International Thoroughbred Breeders upon its filing of a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on December 7, 2006. The automatic stay, however, was not applicable to the individual defendants; accordingly, with the permission of the Bankruptcy Court, International Thoroughbred Breeders engaged counsel for the limited purpose of filing a motion to transfer the lawsuit to the United States District Court for the Southern District of Florida. This motion was denied on May 2, 2007, and the defendants are considering their options.

(13) COMMITMENTS AND CONTINGENCIES

     See Footnote 15 for additional commitments and contingencies of the Company and transactions with related parties.

     See Footnote 17 with respect to events and developments after March 31, 2007.

     The vessels we lease and the Royal Star are subject to the provisions of the International Convention on Safety of Life at Sea as Amended ("SOLAS 74"), which was adopted in 1974 by the International Maritime Organization, a specialized agency of the United Nations that is responsible for measures to improve the safety and security of international shipping, and to prevent marine pollution from ships. SOLAS 74 is the current basic safety standard for all ships engaged in international service. The Convention was substantially amended in 1992 and 2000 in order to upgrade and improve shipboard fire safety standards. The Amendments are applicable to all passenger ships engaged in international service, including retroactively those ships such as the Palm Beach Princess that were built prior to 1980. Under the terms of the Amendments, full compliance by older ships with SOLAS 74 standards is to be phased in and implemented over the years and completed no later than October 1, 2010. The Palm Beach Princess, in compliance with the SOLAS 74 requirements to date, has previously completed substantial upgrading and installation of fire sprinkler and smoke detection systems and other fire safety construction standards. By 2010 the ship must comply with the final phase of the implementation of the SOLAS 74 Amendments, most notably being requirements that no combustible material be used in ships' structures and that certain other interior structure and space standards be met. The precise nature and scope of necessary work will be determined in conjunction with the ship's classification society, Det norske Veritas. To accomplish such work may entail substantial cost in order to remove all wood and other combustible materials now used in the structure of the Palm Beach Princess, to refit the ship with non-combustible materials, and otherwise to upgrade interior structure and spaces. We have not yet obtained an estimate of such cost. The Bareboat Charter and Option to Purchase Agreement for the Palm Beach Princess permits us to purchase the vessel for $17.5 million at the end of the charter period on July 1, 2009. We will be allowed credits for the payments made on the PDS lease of $14 million, provided such payments are made, and credits of up to $7.2 million against the purchase of the Palm Beach Princess. (However, use of the $7.2 million as a credit toward the Palm Beach Princess purchase would decrease the credits allowed for the purchase of the Big Easy since the $7.2 million credit can be used for the purchase of either vessel) (See Note 6A) We will need to make a determination if it will be economically feasible to purchase the Palm Beach Princess at the end of the charter period considering the costs which may be involved in readying the vessel for "SOLAS" requirements.

     With the sale of our Freehold Raceway property on January 28, 1999 we assumed full responsibility for the costs associated with the clean up of petroleum and related contamination caused by the leakage of an underground storage tank which was removed in 1990, prior to our purchase of Freehold Raceway. In February 2000 the N.J. Department of Environmental Protection approved our remedial investigation workplan ("RIW"). Under the RIW numerous test wells were drilled and the soil tested and monitored to determine the extent and direction of the flow of underground hazardous material and reports and conclusions of the tests were prepared for the State of New Jersey. However, prior to obtaining a remedial action workplan from the State of New Jersey, the work was stopped due to a lack of funds resulting from the institution of proceedings by our subsidiary, ITGV, under Chapter 11 of the bankruptcy code. At this time we are unable to predict the effects that such delay may cause, but it is likely that some retesting of the wells may be necessary. Prior to the delays it was estimated that the cost to remediate the site would be approximately $750,000. However, we now estimate that the total cost of clean up to be approximately $830,000 including costs we have already spent according to the environmental consulting firm handling this matter. These costs include drilling of test wells and monitoring, lab testing, engineering and administrative reports, equipment and remediation of the site through a "pump and treat" plan. The Company has made payments of approximately $617,000 during prior fiscal years 2000, 2001 and 2002. As of March 31, 2007 we have accrued $211,000 for the additional work. It is estimated that completion of the site clean up will take approximately 18 months from the time the work is reinstated. The Company will not receive any insurance reimbursement for our costs of this remediation project.

     As a result of our Chapter 11 filings in December 2006, our commitments and non-cancellable contracts are not able to be determined in that most of our contracts and leases are stayed by the bankruptcy filing, the current amounts are being approved and paid by the orders of the Bankruptcy Court and future amounts due cannot be reasonably determined.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     In assessing the fair value of financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and loan risks existing at that time. For certain instruments, including cash and cash equivalents, investments, non-trade accounts receivable and loans, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short-term maturity. The carrying amounts of long term debt approximate fair value since the Company's interest rates approximate current interest rates. On our original Cherry Hill note receivable in the amount of $10 million, we have elected to defer the gain on the sale and the interest to be accrued until such time that collectability can be determined. On our second Cherry Hill note receivable we recorded a $10.5 million impairment loss during the fiscal year ended June 30, 2004 and 2005 to reflect the estimated current market value of this note. (See Note 5-B). As of December 31, 2006 we recorded a $9,378,651 impairment loss on the original and second Cherry Hill Notes to more accurately reflect the current market value of these notes (see footnote 5 - C). As of December 31, 2006 we recorded an allowance for doubtful accounts in the amount of $2,235,525 on the OC Realty Note. (See Footnote 6 - B)

(15) RELATED PARTY TRANSACTIONS

     See Footnote 6 Regarding Vessel Deposits, Deposits and Other Asset Transactions with Mr. Francis W. Murray

     During the quarter ended March 31, 2007 Mr. Murray continued to defer his yearly salary of $395,000 and the majority of the charter fees due on the Palm Beach Princess and the Big Easy. During the quarter we accrued charter fees on the Palm Beach Princess in the amount of $254,550 and accrued charter fees on the Big Easy in the amount of $300,000. Additionally, we accrued interest expense on the unpaid charter fees for the Palm Beach Princess in the amount of $8,612.

     During the March 31, 2007 quarter we made payments against the charter fees to Mr. Francis W. Murray in the amount of $23,102.

(16) DEBTORS' FINANCIAL STATEMENTS

     The Company's bankruptcy filing included the Company and six of it's operating subsidiaries and excluded several inactive or non-material subsidiaries. Presented below are the condensed combined financial statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the Company's consolidated financial statements.


                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.
                             (Debtor-in-Possession)

              CONDENSED COMBINED FINANCIAL INFORMATION OF ENTITIES
                          IN REORGANIZATION PROCEEDINGS
                   AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

                                 BALANCE SHEETS
                                     ASSETS

                                              March 31,     December 31,
                                                2007           2006
                                           -------------  --------------
Total Current Assets                       $   4,127,567  $    2,847,060

Total Vessels & Equipment - Net               38,708,474      39,131,803

Total Other Assets                            19,595,164      19,654,302
                                           -------------  --------------
Total Assets                                  62,431,205      61,633,165
                                           =============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities                            1,888,971       1,366,580

Liabilities Subject to Compromise             59,247,577      54,930,635

Deferred Income                                   29,859          47,775

Stockholders' Equity                           1,264,798       5,288,175
                                           -------------  --------------
Total Liabilities and Stockholders' Equity $  62,431,205  $   61,633,165
                                           =============  ==============

              CONDENSED COMBINED FINANCIAL INFORMATION OF ENTITIES
                          IN REORGANIZATION PROCEEDINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                             STATEMENT OF OPERATIONS

                                                      March 31,
                                           -----------------------------
                                                 2007           2006
                                           -------------  --------------
Operating Revenues                         $   7,544,012  $    9,242,373

Operating Costs and Expenses                  (7,128,538)     (9,942,171)

Other Income (Expense)                        (3,200,508)     (2,956,271)
                                           -------------  --------------
Net (Loss)                                    (2,785,034)     (3,656,069)
                                           =============  ==============

                             STATEMENT OF CASH FLOWS


Cash Flows From (Used In) Operating
 Activities                                $   1,201,653  $      133,516

Cash Flows Provided by (Used In) Investing
 Activities                                      (19,224)       (314,573)

Cash Flows (Used In) Provided by Financing
 Activities                                     (463,890)       (841,880)
                                           -------------  --------------
Net Increase (Decrease) In Cash and Cash
 Equivalents                                     718,539      (1,022,937)

     Cash and Cash Equivalents at
       Beginning of Year                         894,609       1,819,699
                                           -------------  --------------
     Cash and Cash Equivalents at
       End of Year                         $   1,613,148  $      796,762
                                           =============  ==============

(17) SUBSEQUENT EVENTS

     (A) The companies have reached an agreement that will give the companies and the Official Committee of Unsecured Creditors the exclusive right to file a Chapter 11 plan through August 1, 2007, subject, however, to the qualification that PDS and one other specified group of creditors will also have the right to file a plan upon the earlier of June 21, 2007, or the filing of a plan or motion seeking approval of a sale or refinance transaction to which PDS objects.

     (B) Subsequent to March 31, 2007, a financial institution has provided a commitment for a secured loan to fund the majority of the proceeds needed to create a new special purpose subsidiary to own and operate the Palm Beach Princess business, with the proceeds from the financing to be used to pay existing creditors and provide working capital to the Princess business. Such commitment will be subject to Bankruptcy Court approval, an additional equity infusion, and satisfactory loan documentation.

     (C) On April 12, 2007, Robert J. Quigley retired and resigned as a Director of the Company and as an officer of several dormant subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

     We have made forward-looking statements in this Form 10-Q, including the information concerning possible or assumed future results of our operations and those preceded by, followed by or that include words such as "anticipates," "believes," "expects," "intends," or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and other factors particularly under "Risk Factors" as discussed in the Company's Annual Report on Form 10-K for the year ended
December 31, 2006 filed with the United States Securities and Exchange Commission could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

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

     The companies have reached an agreement that will give the companies and the Official Committee of Unsecured Creditors the exclusive right to file a Chapter 11 plan through August 1, 2007, subject, however, to the qualification that PDS and one other specified group of creditors will also have the right to file a plan upon the earlier of June 21, 2007, or the filing of a plan or motion seeking approval of a sale or refinance transaction to which PDS objects.

     A financial institution has provided a commitment for a secured loan to fund the majority of the proceeds needed to create a new special purpose subsidiary to own and operate the Palm Beach Princess business, with the proceeds from the financing to be used to pay existing creditors and provide working capital to the Princess business. Such commitment will be subject to Bankruptcy Court approval, an additional equity infusion, and satisfactory loan documentation.

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

     o    operating  within  the  framework  of  our  DIP  Facility,   including
          limitations on capital expenditures and financial covenants, our ability to generate cash flows from operations or seek other sources of financing; and

     o    attracting, motivating and/or retaining key executives and associates.

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

     ITGPB charters the Big Easy from Cruise Holdings II, LLC, a company owned by PBE, for a five year period ending July 2009. The charter provides for payments to Cruise Holdings II, LLC of $100,000 per month plus 1% of the gross operating revenues of the Big Easy. Under the Big Easy charter, PBE granted ITGPB an option to purchase the Big Easy at the end of the term, for an exercise price equal to the appraised value of the Big Easy, which is yet to be determined, following the retrofitting and refurbishment of the Big Easy, to which certain amounts are to be credited against the purchase price. The Big Easy is currently in wet dock storage following a brief period of operations. We continue to explore possible locations from which to potentially operate the Big Easy, however, our negative cash position has restricted our efforts to re-position the vessel.

     During our 2004 fiscal year we purchased a third vessel, the M/V Royal Star. The Royal Star is currently in wet dock storage and we are limited by our negative cash position to make any further improvements on the vessel.

Liquidity and Capital Resources

     Our cash flow from operations is primarily dependent upon the cash flows from ITG Vegas, which operates the vessel, M/V Palm Beach Princess. During the three months ended March 31, 2007, our operations generated approximately $750,000 of cash which was only possible by deferring our interest payments due to PDS and our bareboat charter fees. During the past few fiscal years, we extended the terms of our vendor payables and as a result, our accounts payable and accrued expenses exceeded our cash by approximately $12 million as of March 31, 2007. We continued to defer payments on the vessel leases, on notes payable, charter hire fees and continue to defer the salary of our Chairman.

     During the current quarter our Palm Beach Princess operation generated approximately $2.1 million in cash flow. The majority of these funds were used to support the other subsidiaries and holding company operations. During the quarter approximately $700,000 was advanced to the subsidiary operating the Big Easy and approximately $790,000 was advanced to the holding company and other subsidiaries in Chapter 11 reorganization. The funds remaining resulted in a net increase in Cash and Cash Equivalents of $757,314.

     During the quarter ended March 31, 2006 the Palm Beach Princess operation generated approximately $1.96 million cash flow. During the quarter approximately $2.1 million was advanced to the subsidiary operating the Big Easy and approximately $300,000 was advanced to the holding company and other subsidiaries. For the quarter ended March 31, 2006 the Company sustained a decrease in cash of approximately $1.1 million.

     The condensed, consolidated cash flow table presented below compares the cash generated or (used) by the Palm Beach Princess, the Big Easy and the other companies in Chapter 11 reorganization as compared to the quarter ended March 31, 2006.

                                                    Three Months Ended
                                                     March 31, 2007
                                      --------------------------------------------------
                                       Palm                     Holding Co.
                                       Beach                        &
                                       Princess    Big Easy     Other Subs      Total
                                         ($)          ($)          ($)          ($)
                                      --------------------------------------------------
Cash Flows from Operating
Activities:

Net Income (Loss)                       (160,140)  (2,052,489)    (881,868)  (3,094,497)

Adjustments to reconcile income
(loss) to net cash (used in)provided
by operating activities:

     Depreciation & Amortization         600,687            -        1,730      602,417

     Compensation for Options
     Granted                                   -            -            -            -

     Impairment of Assets                      -            -            -            -

OtherIncrease in Deferred Income         (17,916)           -            -      (17,916)

     Interest Added to Capital
     Lease Debt - PDS                  1,061,758    1,190,934      285,578    2,538,270

Changes in Assets and Liabilities:

     Decrease (Increase) in
     Accounts Receivable                  62,490       (3,798)      10,785       69,477

     (Increase) Decrease in Other
     Assets                              (46,595)           -            -      (46,595)

     (Increase) in Prepaid Expenses     (317,629)    (222,378)     (29,712)    (569,719)

     (Decrease) Increase in
     Accounts Payable & Accrued
     Expenses                          1,045,436      369,781      (88,804)   1,326,413
                                      ----------- ------------ ------------ ------------
Cash (Used In) Provided by
Operating Activities                   2,228,091     (717,950)    (702,291)     807,850
                                      ----------- ------------ ------------ ------------
Cash Flows from Investing Activities:

Fare Capital Expenditures                (75,022)        (507)         350      (75,179)

     (Increase) Decrease in Other
     Investment Activity                       -       53,887        2,068       55,955

     (Increase) Decrease in Other
     Investment Activity - Related
     Party                                     -            -            -            -
                                      ----------- ------------ ------------ ------------
Cash Provided by (Used In)
Investing Activities:                    (75,022)      53,380        2,418      (19,224)
                                      ----------- ------------ ------------ ------------
Cash Flows from Financing Activities:

     Proceeds from PDS & Other
     Lenders                                   -            -            -            -

     Funds (to) from Related
     Parties                                 547            -      (10,156)      (9,609)

     Principal Payments on Short
     Term Notes                          (10,451)           -      (13,652)     (24,103)

     Principal Payments on Long
     Term Notes                                -            -            -            -
                                      ----------- ------------ ------------ ------------
Cash Provided by (Used In)
Financing Activities                      (9,904)           -      (23,808)     (33,712)
                                      ----------- ------------ ------------ ------------
Net Increase (Decrease) in Cash and
Cash Equivalents From Discontinued
Operations                                     -            -        2,400        2,400
                                      ----------- ------------ ------------ ------------
Net Increase (Decrease) in Cash and
Cash Equivalents Before
Inter-Company Transfers                2,143,165     (664,570)    (721,281)     757,314
                                      =========== ============ ============ ============

                                                      Three Months Ended
                                                        March 31, 2006
                                      --------------------------------------------------
                                        Palm                    Holding Co.
                                        Beach                       &
                                        Princess    Big Easy    Other Subs      Total
                                          ($)         ($)          ($)           ($)
                                      --------------------------------------------------
Cash Flows from Operating
Activities:

Net Income (Loss)                      2,028,520   (3,793,236)   (2,181,583)  (3,946,299)

Adjustments to reconcile income
(loss) to net cash (used in)provided
by operating activities:

     Depreciation & Amortization         641,435      411,104         2,879    1,055,418

     Compensation for Options
     Granted                                   -            -       493,300      493,300

     Impairment of Assets                      -            -       400,000      400,000

OtherIncrease in Deferred Income         (17,915)           -             -      (17,915)

     Interest Added to Capital
     Lease Debt - PDS                          -            -             -            -

Changes in Assets and Liabilities:

     Decrease (Increase) in
     Accounts Receivable                   6,667        8,575       (25,511)     (10,269)

     (Increase) Decrease in Other
     Assets                               28,932      278,316             -      307,248

     (Increase) in Prepaid Expenses     (596,778)    (116,303)      (82,521)    (795,602)

     (Decrease) Increase in
     Accounts Payable & Accrued
     Expenses                            837,876      731,799       822,846    2,392,521
                                       ---------- ------------ ------------- ------------
Cash (Used In) Provided by
Operating Activities                   2,928,737   (2,479,745)     (570,590)    (121,598)
                                       ---------- ------------ ------------- ------------
Cash Flows from Investing Activities:

Fare Capital Expenditures                (45,901)           -             -      (45,901)

     (Increase) Decrease in Other
     Investment Activity                 (99,975)      33,328        39,456      (27,191)

     (Increase) Decrease in Other
     Investment Activity - Related
     Party                               (29,972)           -      (212,985)    (242,957)
                                       ---------- ------------ ------------- ------------
Cash Provided by (Used In)
Investing Activities:                   (175,848)      33,328      (173,529)    (316,049)
                                       ---------- ------------ ------------- ------------
Cash Flows from Financing Activities:

     Proceeds from PDS & Other
     Lenders                                   -            -       124,883      124,883

     Funds (to) from Related
     Parties                            (744,544)      (4,798)       66,245     (683,097)

     Principal Payments on Short
     Term Notes                          (18,218)     (23,093)            -      (41,311)

     Principal Payments on Long
     Term Notes                          (25,869)        (846)            -      (26,715)
                                       ---------- ------------ ------------- ------------
Cash Provided by (Used In)
Financing Activities                    (788,631)     (28,737)      191,128     (626,240)
                                       ---------- ------------ ------------- ------------
Net Increase (Decrease) in Cash and
Cash Equivalents From Discontinued
Operations                                     -            -         2,400        2,400
                                       ---------- ------------ ------------- ------------
Net Increase (Decrease) in Cash and
Cash Equivalents Before
Inter-Company Transfers                1,964,258   (2,475,154)     (550,591)  (1,061,487)
                                       ========== ============ ============= ============

     We continue to pay the carrying costs to maintain the Big Easy and the Royal Star in wet dock storage. We expect that the future carrying costs for the wet dock storage and slot machine leases for machines on the Big Easy to be approximately $200,000 per month. We have retained a third-party slip broker who is marketing these vessels for sale.

     As of March 31, 2007 Cash and Cash Equivalents were $1,628,550 as compared to $871,236 as of December 31, 2006. Our working capital at March 31, 2007 was $1,475,602. This amount represents working capital generated since our Bankruptcy filing on December 4, 2006. Prior to our Bankruptcy filing we had working capital deficiency however, we are currently showing working capital available only because the liabilities which caused the deficiency are now classified in the Liabilities Subject to Compromise section of the Balance Sheet and not considered a current liability.

     As a result of our Chapter 11 filings in December 2006, our commitments and non-cancellable contracts are not able to be determined in that most of our contracts and leases are stayed by the bankruptcy filing, the current amounts are being approved and paid by the orders of the Bankruptcy Court and future amounts due cannot be reasonably determined. As of March 31, 2007, monthly court approved commitments for the vessels total approximately $570,000

Outlook

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

     We are in the process of negotiating a series of transactions that will allow for the redeployment of the Big Easy to a foreign jurisdiction. We anticipate receiving a term sheet for a secured loan from a financial institution in order to fund a portion of the proceeds necessary to fund a special purpose affiliate of the company to own and operate the Big

Easy in this foreign location. We anticipate that the term sheet will be subject to an additional equity investment from a third-party, successful negotiation of operating agreements and satisfactory loan documentation. Closing of the transactions will also be subject to bankruptcy court approval. Proceeds from the transaction will be used to pay existing creditors and provide working capital, including funding start up and relocation expenses, to the Big Easy business. No assurances can be given that we will be successful in these negotiations.

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

     Subsequent to December 31, 2006, the Company began negotiations to sell the Cherry Hill Notes. Although these transactions have not consummated before the filing of the Company's Form 10-K on April 17, 2007, the offered price made to us for these notes is substantially lower than the carrying values on our books. In prior years, the fair value and the collectability of these notes was determined by financial statements and financial projections by the developer of the property based upon the future development of the site incorporating an office park and hotel. Recent economic conditions have forced the developer to reconsider their plans for the remaining property which resulted in cash flow projections for the property being substantially lower than in prior years. As a result of our ongoing negotiations to sell the Cherry Hill Notes the Company recorded an impairment loss on the two Cherry Hill Notes of $9,378,651 as of December 31, 2006 to more fully reflect in the loan's observable market value.

     (B) OC Realty Note - Related Party

     We have made three loans in the approximate amount of $2.7 million to a project (OC Realty) in which Mr. Murray is participating for the development of an oceanfront parcel of land, located in Fort Lauderdale, Florida. This project has received all governmental entitlements from the City of Fort Lauderdale and the State of Florida to develop a 14-story building to include a 5-story parking garage, approximately 6,000 square feet of commercial space and a residential 9-story tower. Two of these loans in the approximate amount of $2 million bear interest at 12% and will be repayable out of OC Realty's share of proceeds, after payment of bank debts, generated by the sale of condominiums. We will also have the right to receive, as participation interest, from available cash flow of OC Realty, if the project is successful, a priority return of our investment and a priority profits interest for our investment. Repayment of these loans and our participation interest will be subject to repayment of, first, bank debt of approximately $20 million (at present) and, second, construction financing expected to amount to $50 million and third, any capital invested by and fees payable to joint venture partners including OC Realty. OC Realty's share of proceeds thereafter will range from 22.5% to 45%. We have assessed the collectability of the advances made to OC Realty based on comparable sales of like units in the marketplace which suggest a weakening demand for prospective sales of the project's condominium units. At December 31, 2006, $2.8 million is the estimated fair value of the note after recording a reserve allowance of $2,235,523 for the year ended December 31, 2006 leaving an asset value we believe to be fully realizable.

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

     For the Big Easy the Company determined that it would capitalize; 1) costs it had incurred for improvements it had made to the Big Easy; 2) all payments required under the PDS Gaming loans for the Big Easy of $12.6 million; and 3) all payments required under the charter hire fees, for a total capitalized amount as of June 30, 2005 of $24,318,989. Effective November 1, 2005 we determined that the amount and timing of the receipt of the charter hire fees of $100,000, plus 1% of the gross revenues, which we had estimated to be $30,000 per month could not be reasonably determined considering the problems with the Big Easy operation and the suspension from service on February 1, 2006. Therefore the capitalized value of the Big Easy was reduced, effective November 1, 2005, by $4 million to $20.3 million and the liability for payments due were also reduced by $4 million. The charter hire fees are being expensed as incurred effective November 1, 2005.

     The Company has credits in the amount of $9,733,136 which are available to use against the purchase costs for the vessels. See footnote 6 to our financial statements with respect to the credits which are available against the purchase costs of the vessels. Should the Company lose its ability to purchase either or both of the vessels due to the bankruptcy filing or elect not to purchase one or both of the vessel at the end of the lease, the Company could lose some or all of the value of the credits unless other terms are negotiated with the owner of the vessels.

Results of Operations for the Quarter Ended March 31, 2007 and 2006

     The following are the most important factors and trends that affect our operating performance:

     o The impact of our filing of voluntary petitions for reorganization under Chapter 11 of the U. S. Bankruptcy Code. See Footnote 1.

     o We are currently exclusively dependent upon operating revenues from the Palm Beach Princess to pay the wet dock storage, interest, debt service and equipment lease costs of the Big Easy, the Royal Star and the expenses of the parent company. The cash currently generated by the Palm Beach Princess is insufficient to pay these costs.

     o    Increased Competition:

          On March 8, 2005 the citizens of Broward County approved a referendum that amended Florida's constitution to permit slot machines at pari-mutuel facilities in Broward County. Currently there are three race tracks and one jai-alai facility in the County. Broward County is contiguous to Palm Beach County in which we conduct operations. The Florida legislature has passed legislation which permits

          1,500 slot machines at each of the four (4) pari-mutuel facilities in Broward County. On November 15, 2006 Gulfstream Park Racing and Casino opened with approximately 500 slot machines, now has 1,200 slot machines and is expected to have 1,500 slot machines in the near future, Mardi Gras Racetrack & Gaming Center (formerly Hollywood Greyhound) operates with 1,500 slot machines and Pampano Park Racing operates with 1,500 slot machines. Neither the timing of the expansion of the slot machines at these locations, the installation at the one other location nor the impact to our Company, can be predicted at this time.

          From February 16, 2003 until January 15, 2007 we operated the Palm Beach Princess without competition, except for our operation of the Big Easy from mid November 2005 until February 2006. In January 2007, the coastal gaming vessel Sun Cruz VI began operating from the Port of Palm Beach in competition with the Palm Beach Princess. This vessel is a 165 foot catamaran , has a passenger capacity of 600 people, has 38 table games and approximately 300 slot machines. The vessel is scheduled to make two cruises each day.

          During the period January 1, 2007 through May 13, 2007 passenger counts have declined approximately 22% and revenues have declined approximately 21% at the Company's Palm Beach Princess operation from the comparative period of 2006. The Company attributes these declines to a lack of funds for marketing and advertising during the last approximately year and one half due to our cash shortages, increased competition from slot machines placed at the three racetracks in Broward County, another day cruise casino vessel operating from the Port of Palm Beach since January 15, 2007, and the effect of our bankruptcy filing on our customers.

     o The impact of hurricanes and inclement weather also may affect our operating performance. During the first quarter of the fiscal year ended June 30, 2005 and the second quarter of the fiscal year ended December 31, 2005 we were adversely affected by several hurricanes passing over or near Florida. During the quarter ended September 30, 2004, our operations were negatively impacted by the direct effects of hurricanes "Frances" and "Jeanne," and during the three months ended December 31, 2005 our operations were negatively impacted by the direct effect of hurricane Wilma. These hurricanes left the area without power, resulting in curfews and limited food, water and life resources, the evacuation of the population in our area, and further affected tourism in the area, severely reducing our pool of potential passengers.

Consolidated

     The table below compares the revenues, expenses and net (Loss) before tax provision for the Palm Beach Princess and the Big Easy vessels and other operating subsidiary companies as shown on the Consolidated Statement of Operations for quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. This table separately identifies the vessel operations since the Big Easy operated during a portion of the quarter ended March 31, 2006.

                                              Three Months Ended
                                                March 31, 2007
                                ----------------------------------------------
                                                        Holding Co.
                                  Palm Beach                &
                                   Princess   Big Easy  Other Subs     Total
                                     ($)         ($)        ($)         ($)
                                ----------  ----------- ----------  ----------
Operating Revenues:
    Gaming                       6,578,907            -          -   6,578,907
    Fare                           588,668            -          -     588,668
    On Board                       376,436            -          -     376,437
    Other                                -            -    176,674     176,674
                                ----------  ----------- ----------  ----------
Net Operating Revenues           7,544,012            -    176,674   7,720,686
                                ----------  ----------- ----------  ----------
Operating Costs and  Expenses:

    Gaming                       2,300,279            -          -   2,300,279
    Fare                           582,469            -    163,319     745,788
    On Board                       193,692            -          -     193,692
    Maritime & Legal             1,964,175            -          -   1,964,175
    General & Administrative
     Expense                       648,196            -    451,487   1,099,683
    Development & Carrying Costs         -      458,740     23,348     482,088
    Royal Star Carrying Costs            -            -    114,303     114,303
    Bankruptcy Costs                80,000       15,250     17,000     112,250
    Impairment of Notes                  -            -          -           -
    Depreciation & Amortization    600,687            -      1,730     602,417
                                ----------  ----------- ----------  ----------
Total Operating Costs &
  Expenses                       6,369,498      473,990    771,187   7,614,675
                                ----------  ----------- ----------  ----------
Operating Income (Loss)          1,174,514     (473,990)  (594,513)    106,011
                                ----------  ----------- ----------  ----------
Other Income (Expense)
    Interest & Financing
     Expenses                   (1,098,252)  (1,278,499)  (287,356) (2,664,107)
    Cost of Warrants Granted             -            -          -           -
    Interest & Financing
     Expenses-Related Party       (240,060)    (300,000)         -    (540,060)
    Interest Income                  3,659            -          -       3,659
    Interest Income -
     Related Party                       -            -          -           -
                                ----------  ----------- ----------  ----------
Total Other Income (Expenses)   (1,334,653)  (1,578,499)  (287,356) (3,200,508)
                                ----------  ----------- ----------  ----------
(Loss) Before Tax Provision       (160,139)  (2,052,489)  (881,869) (3,094,497)
                                ==========  =========== ==========  ==========


                                                    Three Months Ended
                                                      March 31, 2006
                                -----------------------------------------------
                                                         Holding Co.
                                Palm Beach                   &
                                 Princess    Big Easy    Other Subs   Total
                                    ($)        ($)          ($)        ($)
                                ---------- -----------  ----------- -----------
Operating Revenues:
    Gaming                       7,790,587      62,738            -   7,853,325
    Fare                           954,684       6,332            -     961,016
    On Board                       418,614       9,418            -     428,032
    Other                                -           -      151,223     151,223
                                ---------- -----------  ----------- -----------
Net Operating Re venues          9,163,885      78,488      151,223   9,393,596
                                ---------- -----------  ----------- -----------
Operating Costs and  Expenses:

    Gaming                       2,338,677     869,241            -   3,207,918
    Fare                           599,192      86,804      108,976     794,972
    On Board                       220,734      21,717            -     242,451
    Maritime & Legal             1,803,439     956,920            -   2,760,359
    General & Administrative
      Expense                      514,981     329,282      619,213   1,463,476
    Development & Carrying Costs         -           -       73,074      73,074
    Royal Star Carrying Costs            -           -      385,956     385,956
    Bankruptcy Costs                     -           -            -           -
    Impairment of Notes -                -           -      400,000     400,000
    Depreciation & Amortization    641,435     411,104        2,879   1,055,418
                                ---------- -----------  ----------- -----------
Total Operating Costs &
  Expenses                       6,118,458   2,675,068    1,590,098  10,383,624
                                ---------- -----------  ----------- -----------
Operating Income (Loss)          3,045,427  (2,596,580)  (1,438,875)   (990,028)
                                ---------- -----------  ----------- -----------
Other Income (Expense)
    Interest & Financing
     Expense                      (840,636)   (895,657)    (248,147) (1,984,440)
    Cost of Warrants Granted             -           -     (493,300)   (493,300)
    Interest & Financing
     Expenses - Related Party     (241,460)   (300,000)      (9,505)   (550,965)
    Interest Income                    649           -            -         649
    Interest Income -
     Related Party                  64,541           -        7,244      71,785
                                ---------- -----------  ----------- -----------
Total Other Income (Expenses)   (1,016,906) (1,195,657)    (743,708) (2,956,271)
                                ---------- -----------  ----------- -----------
(Loss) Before Tax Provision      2,028,521  (3,792,237)  (2,182,583) (3,946,299)
                                ========== ===========  =========== ===========

     Revenue for the quarter ended March 31, 2007 decreased from $9,393,596 for the quarter ended March 31, 2006 to $7,720,686 in the quarter ended March 31, 2007 primarily as a result of decrease in the revenues generated by the Palm Beach Princess. The Big Easy which was put in limited service on November 12, 2005 only operated the month of January during the March 2006 quarter.

     Operating expenses decreased approximately $2.8 million, from $10,383,624 during the three months ended March 31, 2006 to $7,614,675 for the three months ended March 31, 2007 primarily the result of:

     o a decrease in the operating cost of the Big Easy of $2,201,078 during the quarter because during the 2007 quarter we paid only the carrying costs of keeping the vessel in wet dock as compared to the 2006 quarter when we operated the vessel for the month of January 2006 and incurred operating losses and expenses to terminate the operations;

     o a decrease in the carry costs for our Royal Star vessel of $271,653, which the vessel has been in wet dock storage since its purchase;

     o a decrease in Depreciation and Amortization of $453,001 since we are no longer recording depreciation on the Big Easy vessel during its wet dock period;

     o a decrease in impairment on the Cherry Hill Notes of $400,000. Last year we recorded an impairment where as this year there was none;

     o    a decrease in the Parent Company administrative expense of $167,726 ;

     o    a decrease in other development costs of $49,726; offset by

     o an increase in the operating costs of the Palm Beach Princess of $211,788;

     o    an increase in the bankruptcy costs of $112,250.

     The Operating Income for the quarter ended March 31, 2007 was $106,011 as compared to a loss of ($990,028) for the comparative three month period of last year.

     Other expenses increased by approximately $244,237 as a result of an increase in the interest and financing expense due to addition interest expense primarily the result of higher interest rates on the PDS loans due to the penalty interest being accrued. We continued to accrue interest during our Debtor-in-Possession operation in accordance with the American Institute of Certified Accountants Statement of Position (SOP) 90-7.

     The Net (Loss) for the quarter ended March 31, 2007 was ($3,094,497) as compared to a loss of ($3,946,299) for the three months ended March 31, 2006.

     Palm Beach Princess

     During the current quarter net operating revenue from vessel operations was $7,544,012 as compared to $9,163,885 for the quarter ended March 31, 2006. The decrease in revenue of approximately $1.6 million or 18% is due to a decreased passenger count partially offset by an increase in the net revenue per passenger of $6.78. Passenger counts have decreased 17,573 or 22% from the compared period of last year. We believe this is due in part to our continued lack of advertising and marketing. Beginning in approximately October 2005 we curtailed our advertising and marketing because we were experiencing financial difficulties in bringing the Big Easy vessel into service.

     During the first quarter of 2006 we operated the Palm Beach Princess without any major direct competition, (except for competing against our Big Easy vessel during January 2006 on a limited basis) in close proximity to our operation. In late 2006 three racetracks in Broward County began installing slot machines which are now permitted by legislation. Broward County is contiguous to Palm Beach County in which we conduct operations. The legislation permits 1,500 slot machines at each of the four (4) pari-mutuel facilities in Broward County. On November 15, 2006 Gulfstream Park Racing and Casino opened with approximately 500 slot machines, now has 1,200 slot machines and is expected to have 1,500 slot machines in the near future, Mardi Gras Racetrack & Gaming Center (formerly Hollywood Greyhound) operates with 1,100 slot machines and Pampano Park Racing operates with 1,500 slot machines. Additionally, in mid January 2007, the coastal gaming vessel Sun Cruz VI began operating from the Port of Palm Beach in competition with the Palm Beach Princess. This vessel is a 165 foot catamaran that has a passenger capacity of 600 people, with 38 table games and approximately 300 slot machines. The vessel is scheduled to make two cruises each day.

     During the month of March 2007 we experienced unusual rough seas. Although we did not lose any cruises during the month passenger counts were off by 31% as compared to the previous year. Passenger counts were down approximately 15% during January and February but the large decrease in March further negatively impacted our results for the quarter.

     During January 2006 a portion of the employee costs normally incurred by the Palm Beach Princess for operational and administrative salary expenses were allocated to the Big Easy operation. These allocations were made to more accurately reflect the cost of the Big Easy used as a casino gaming vessel. Approximately $162,000 of salaries were allocated to the Big Easy during the three months of 2006. There was no allocation during the 2007 quarter. This allocation should be taken into consideration when comparing operating results from year to year for the Palm Beach Princess.

     Casino   operating   expenses  which  also  includes  food,   beverage  and
entertainment decreased $38,398 from $2,338,677 or 30% of casino revenue to $2,300,279 or 35% of casino revenue.

     Sales, marketing and advertising expenses decreased $16,723. The amounts incurred for marketing and advertising decreased because the company did not have sufficient funds to spend due to our negative cash position.

     On Board expenses decreased by $27,042 as a result of fewer passengers during the current quarter.

     Maritime and legal expenses increased $160,736 as we incurred additional expenses for fuel, engine parts and repairs, dockage and fees for harbor pilots.

     Administrative expenses increased $127,493. During the 2006 quarter we reversed accrued bonuses of approximately $235,000 which had the effect of decreasing administrative expenses for 2006. Without considering this adjustment, administrative expenses actually decreased by approximately $107,000.

     Finance expenses increased $324,870 as a result of the higher interest rate due to default interest being charged. In accordance with the American Institute of Certified Accountants' Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" we continue to accrue interest expense on the PDS secured debt.

     Depreciation and amortization decreased $40,748 as a result of less amortization the dry dock expenses as compared to 2006.

     As a result of our Bankruptcy, the subsidiary which operates the Palm Beach Princess incurred Bankruptcy fees of $80,000 during the current quarter.

     The loss before income tax provision for the quarter ended March 31, 2007 was ($160,140) as compared to income before income tax provision, of $2,028,521 in the comparable three month period ended March 31, 2006.

     The following is a comparative summary of income and expenses of the Palm Beach Princess operation for the 13 weeks ended April 1, 2007 and April 2, 2006:

                                                  13 Weeks Ended
                                     ------------------------------------------
             Description             April 1, 2007  April 2, 2006     Change
------------------------------------ -------------  -------------- ------------
Passenger Count                             61,498          79,071      (17,573)
Number of Cruises                              178             173            5
Average Number of Passengers
 per Cruise                                    345             457         (112)
Net Revenue per Passenger            $      122.67  $       115.89 $       6.78

Revenue:

    Gaming                           $   6,578,907  $    7,790,587 $ (1,211,680)
    Fare                                 1,988,553       2,450,167     (461,614)
    On Board                               832,438       1,109,233     (276,795)
    Less: Promotional Allowances
    Fare                                (1,399,885)     (1,495,483)      95,598
    On Board                              (456,001)       (690,619)     234,618
                                     -------------  -------------- ------------
    Net Operating Revenue                7,544,012       9,163,885   (1,619,873)
                                     -------------  -------------- ------------
Expenses:

    Gaming                               2,300,279       2,338,677      (38,398)
    Fare                                   582,469         599,192      (16,723)
    On Board                               193,692         220,734      (27,042)
    Maritime and Legal Expenses          1,964,175       1,803,439      160,736
    Administrative                         642,474         514,981      127,493
    Bare Boat Charter -
     Related Party                         240,060         241,460       (1,400)
    Finance Expenses - Net               1,100,316         775,446      324,870
    Depreciation and Amortization          600,687         641,435      (40,748)
    Bankruptcy Fees                         80,000               -       80,000
                                     -------------  -------------- ------------
    Total Expenses                       7,704,152       7,135,364      568,788
                                     -------------  -------------- ------------
    Net (Loss) Income Before Income
     Tax Provision                   $    (160,140) $   2,028,521  $ (2,188,661)
                                     =============  ============== ============

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

     There have not been any significant changes that occurred during the fiscal quarter ended March 31, 2007 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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



                    INTERNATIONAL THOROUGHBRED BREEDERS, INC.




May 18, 2007     /s/ Francis W. Murray
                 -----------------------------------------------------
                 Francis W. Murray, President, Chief Executive Officer and Chief
                 Financial Officer

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

Date: May 18, 2007
------------------
                        /s/  Francis W. Murray
                        ----------------------------------
                        Chairman/Chief Executive Officer

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

Date: May 18, 2007
------------------
                           /s/ Francis W. Murray
                           ---------------------------------
                           Chief Financial Officer

                                                                      Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

     In connection with the filing of the Quarterly Report on Form 10-Q of International Thoroughbred Breeders, Inc. (the "Company") for the three months ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Francis W. Murray, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Francis W. Murray
----------------------
Name: Francis W. Murray
Title: Chief Financial Officer
May 18, 2007